Form 10-Q
period 2013-06-30
UNITED BANKSHARES INC/WV
filed 2013-08-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Class - Common Stock, $2.50 Par Value; 50,366,874 shares outstanding as of July 31, 2013.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2013 and December 31, 2012, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 and 2012, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2013, the related condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2013	December 31 2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$137,800	$157,539
Interest-bearing deposits with other banks	240,523	273,517
Federal funds sold	718	1,021

Total cash and cash equivalents	379,041	432,077
Securities available for sale at estimated fair value (amortized cost-$754,612 at June 30, 2013 and $673,315 at December 31, 2012)	704,202	625,625
Securities held to maturity (estimated fair value-$41,280 at June 30, 2013 and $42,695 at December 31, 2012)	42,485	43,467
Other investment securities	67,073	60,310
Loans held for sale	8,364	17,762
Loans	6,574,850	6,517,780
Less: Unearned income	(7,672)	(6,364)

Loans net of unearned income	6,567,178	6,511,416
Less: Allowance for loan losses	(74,574)	(73,901)

Net loans	6,492,604	6,437,515
Bank premises and equipment	69,837	72,170
Goodwill	375,583	375,583
Accrued interest receivable	26,154	26,302
Other assets	314,925	329,202

TOTAL ASSETS	$8,480,268	$8,420,013

Liabilities
Deposits:
Noninterest-bearing	$1,743,233	$1,824,411
Interest-bearing	4,834,603	4,928,575

Total deposits	6,577,836	6,752,986
Borrowings:
Federal funds purchased	7,545	5,446
Securities sold under agreements to repurchase	189,016	209,516
Federal Home Loan Bank borrowings	438,201	186,411
Other long-term borrowings	198,572	198,515
Reserve for lending-related commitments	2,045	1,656
Accrued expenses and other liabilities	60,995	73,232

TOTAL LIABILITIES	7,474,210	7,427,762

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at June 30, 2013 and December 31, 2012, including 507,257 and 591,057 shares in treasury at June 30, 2013 and December 31, 2012, respectively	127,169	127,169
Surplus	237,451	238,739
Retained earnings	724,879	712,299
Accumulated other comprehensive loss	(66,030)	(65,748)
Treasury stock, at cost	(17,411)	(20,208)

TOTAL SHAREHOLDERS’ EQUITY	1,006,058	992,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,480,268	$8,420,013

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$70,822	$75,670	$142,645	$151,328
Interest on federal funds sold and other short-term investments	160	415	289	758
Interest and dividends on securities:
Taxable	3,776	4,134	7,388	8,998
Tax-exempt	727	886	1,488	1,809

Total interest income	75,485	81,105	151,810	162,893

Interest expense
Interest on deposits	6,857	8,315	13,834	16,932
Interest on short-term borrowings	218	66	418	125
Interest on long-term borrowings	2,207	3,669	4,533	7,815

Total interest expense	9,282	12,050	18,785	24,872

Net interest income	66,203	69,055	133,025	138,021
Provision for loan losses	4,960	3,436	10,147	7,569

Net interest income after provision for loan losses	61,243	65,619	122,878	130,452

Other income
Fees from trust and brokerage services	4,370	4,013	8,200	7,997
Fees from deposit services	10,208	10,393	19,832	20,705
Bankcard fees and merchant discounts	899	738	1,696	1,385
Other service charges, commissions, and fees	626	600	1,187	1,177
Income from bank-owned life insurance	1,185	1,255	3,574	2,544
Income from mortgage banking	739	483	1,704	801
Other income	861	648	1,737	1,306

Total other-than-temporary impairment losses	(137)	(2,639)	285	(3,385)
Portion of loss recognized in other comprehensive income	0	897	(1,256)	266

Net other-than-temporary impairment losses	(137)	(1,742)	(971)	(3,119)
Net gains on sales/calls of investment securities	348	199	488	117

Net investment securities gains (losses)	211	(1,543)	(483)	(3,002)

Total other income	19,099	16,587	37,447	32,913

Other expense
Employee compensation	16,957	17,965	33,561	35,872
Employee benefits	5,675	5,823	11,668	11,015
Net occupancy expense	4,821	5,321	10,012	10,363
Other real estate owned (OREO) expense	2,330	2,160	3,600	4,488
Equipment expense	1,711	2,413	3,410	4,349
Data processing expense	2,813	2,639	5,544	5,848
Bankcard processing expense	331	318	657	617
FDIC insurance expense	1,564	1,495	3,123	3,050
Other expense	12,345	13,118	25,221	25,912

Total other expense	48,547	51,252	96,796	101,514

Income before income taxes	31,795	30,954	63,529	61,851
Income taxes	9,576	9,905	19,731	19,792

Net income	$22,219	$21,049	$43,798	$42,059

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Earnings per common share:
Basic	$0.44	$0.42	$0.87	$0.84

Diluted	$0.44	$0.42	$0.87	$0.84

Dividends per common share	$0.31	$0.31	$0.62	$0.62

Average outstanding shares:
Basic	50,345,733	50,274,665	50,322,783	50,255,019
Diluted	50,402,194	50,308,228	50,382,170	50,299,982

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$22,219	$21,049	$43,798	$42,059

Change in net unrealized loss on available-for-sale (AFS) securities, net of tax	(2,520)	(1,709)	(1,767)	(865)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1	2	2
Change in pension plan assets, net of tax	742	620	1,483	1,238

Comprehensive income, net of tax	$20,442	$19,961	$43,516	$42,434

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2013
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2013	50,867,630	$127,169	$238,739	$712,299	($65,748)	($20,208)	$992,251

Comprehensive income:
Net income	0	0	0	43,798	0	0	43,798
Other comprehensive income, net of tax:	0	0	0	0	(282)	0	(282)

Total comprehensive income, net of tax							43,516
Stock based compensation expense	0	0	855	0	0	0	855
Distribution of treasury stock for deferred compensation plan (3,423 shares)	0	0	0	0	0	69	69
Purchase of treasury stock (1,502 shares)	0	0	0	0	0	(91)	(91)
Cash dividends ($0.62 per share)	0	0	0	(31,218)	0	0	(31,218)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (1,296 shares)	0	0	45	0	0	(45)	0
Common stock options exercised (30,350 shares)	0	0	(369)	0	0	1,045	676

Balance at June 30, 2013	50,867,630	$127,169	$237,451	$724,879	($66,030)	($17,411)	$1,006,058

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$72,347	$61,071

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	1,029	5,956
Proceeds from sales of securities available for sale	5,821	2,777
Proceeds from maturities and calls of securities available for sale	398,962	993,373
Purchases of securities available for sale	(487,731)	(912,367)
Purchases of bank premises and equipment	(1,518)	(3,219)
Proceeds from sales of bank premises and equipment	197	2,119
Redemption of bank-owned life insurance policies	1,953	0
Purchases of other investment securities	(11,322)	0
Proceeds from sales and redemptions of other investment securities	4,559	5,976
Net change in loans	(65,236)	(86,236)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(153,286)	8,379

FINANCING ACTIVITIES
Cash dividends paid	(31,196)	(31,140)
Excess tax benefits from stock-based compensation arrangements	36	35
Acquisition of treasury stock	(91)	(7)
Proceeds from exercise of stock options	676	115
Repayment of long-term Federal Home Loan Bank borrowings	(210)	(55,196)
Distribution of treasury stock for deferred compensation plan	69	86
Changes in:
Deposits	(174,980)	43,551
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	233,599	10,311

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,903	(32,245)

(Decrease) Increase in cash and cash equivalents	(53,036)	37,205

Cash and cash equivalents at beginning of year	432,077	636,003

Cash and cash equivalents at end of period	$379,041	$673,208

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2013 and 2012 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in United’s 2012 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2012 Annual Report of United on Form 10-K. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for United on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operation.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for United on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operations.

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

2. MERGERS AND ACQUISITIONS

After the close of business on January 29, 2013, United entered into an Agreement and Plan of Reorganization (the Agreement) with Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. In accordance with the Agreement, Virginia Commerce will merge with and into George Mason Bankshares, Inc., a wholly-owned subsidiary of United (the Merger). At the effective time of the Merger, Virginia Commerce will cease to exist and George Mason Bankshares, Inc. shall survive and continue to exist as a Virginia corporation.

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of Virginia Commerce will be converted into the right to receive 0.5442 shares of United common stock, par value $2.50 per share.

Pursuant to the Agreement, at the effective time of the Merger, Virginia Commerce’s outstanding stock options and trust preferred warrants will be converted into options to purchase United’s common stock and warrants to purchase United common stock. The Agreement further provides that any outstanding warrant originally issued to the United States Department of Treasury to purchase common stock of Virginia Commerce will be converted into a warrant to purchase common stock of United.

After the effective time of the Merger, Virginia Commerce Bank, a wholly-owned subsidiary of Virginia Commerce, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

As of June 30, 2013, Virginia Commerce has approximately $2.84 billion in assets and 28 banking offices, one residential mortgage origination office and one wealth management office. VCBI locations are in the Northern Virginia suburbs of Washington, D.C. The acquisition of VCBI will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area.

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$277,400	$346	$650	$277,096	$0
State and political subdivisions	70,270	2,426	3	72,693	0
Residential mortgage-backed securities
Agency	60,622	2,960	0	63,582	0
Non-agency	19,926	278	0	20,204	458
Commercial mortgage-backed securities
Agency	203,027	63	6,449	196,641	0
Asset-backed securities	10,522	0	45	10,477	0
Trust preferred collateralized debt obligations	90,425	0	48,006	42,419	45,267
Single issue trust preferred securities	14,323	268	2,249	12,342	0
Other corporate securities	4,996	208	0	5,204	0
Marketable equity securities	3,101	452	9	3,544	0

Total	$754,612	$7,001	$57,411	$704,202	$45,725

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$336,747	$827	$52	$337,522	$0
State and political subdivisions	76,765	3,664	1	80,428	0
Residential mortgage-backed securities
Agency	101,769	4,741	0	106,510	0
Non-agency	24,569	934	458	25,045	458
Asset-backed securities	11,729	0	20	11,709	0
Trust preferred collateralized debt obligations	94,794	5	54,186	40,613	46,522
Single issue trust preferred securities	15,286	312	3,469	12,129	0
Other corporate securities	4,996	287	0	5,283	0
Marketable equity securities	6,660	257	531	6,386	0

Total	$673,315	$11,027	$58,717	$625,625	$46,980

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$67,084	$650	$0	$0
State and political subdivisions	1,976	3	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	195,389	6,449	0	0
Asset-backed securities	10,477	45	0	0
Trust preferred collateralized debt obligations	0	0	42,419	48,006
Single issue trust preferred securities	499	5	7,962	2,244
Marketable equity securities	0	0	81	9

Total	$275,425	$7,152	$50,462	$50,259

December 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,170	$52	$0	$0
State and political subdivisions	126	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	10,879	458
Asset-backed securities	7,993	20	0	0
Trust preferred collateralized debt obligations	0	0	40,613	54,186
Single issue trust preferred securities	0	0	7,221	3,469
Marketable equity securities	603	507	313	24

Total	$33,892	$580	$59,026	$58,137

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Proceeds from sales and calls	$228,833	$603,516	$404,783	$996,150
Gross realized gains	238	57	390	83
Gross realized losses	3	9	15	117

At June 30, 2013, gross unrealized losses on available for sale securities were $57,411 on 75 securities of a total portfolio of 295 available for sale securities. Securities in an unrealized loss position at June 30, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), single issue trust preferred securities and agency commercial mortgage-backed securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae. In determining whether or not a security is other-than-temporarily impaired, management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $19.93 million at June 30, 2013. Of the $19.93 million, $8.73 million was rated above investment grade, and $11.20 million was rated below investment grade. Approximately 53% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 47% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the TRUP CDOs at June 30, 2013.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the second quarter of 2013, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2013 consisted of $2.98 million in split-rated bonds and $11.34 million in below investment grade bonds. Of the $11.34 million in below investment grade bonds, $10.71 million was in an unrealized loss position for twelve months or longer as of June 30, 2013.

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

Management completed an in-depth analysis of the collateral pool, cash flow waterfall structure, and expected cash flows of the TRUP CDO portfolio. To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the TRUP CDOs experienced an adverse change in cash flows, as the expected discounted cash flows from these securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, none of the TRUP CDOs were determined to be other-than-temporarily impaired at June 30, 2013.

There was no credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2013 related to these securities, compared to $1.74 million for the second quarter of 2012. At June 30, 2013, the balance of the noncredit-related other-than-temporary impairment recognized on United’s TRUP CDO portfolio was $45.27 million as compared to $46.52 million at December 31, 2012.

The amortized cost of available for sale TRUP CDOs in an unrealized loss position for twelve months or longer as of June 30, 2013 consisted of $8.52 million in investment grade bonds, $5.00 million in split-rated bonds and $76.91 million in below investment grade bonds.

The following is a summary of the available for sale TRUP CDOs in an unrealized loss position twelve months or greater as of June 30, 2013:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$8,485	$5,839	$2,646	$0	$5,000	$3,485
Senior – Insurance	8,519	6,710	1,809	8,519	0	0
Mezzanine – Bank (now in senior position)	19,307	11,092	8,215	0	0	19,307
Mezzanine – Bank	42,479	13,928	28,551	0	0	42,479
Mezzanine – Insurance	6,500	3,405	3,095	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,135	1,445	3,690	0	0	5,135

Totals	$90,425	$42,419	$48,006	$8,519	$5,000	$76,906

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

The Company has recognized cumulative credit-related other-than-temporary impairment of $36.75 million on sixteen pooled trust preferred securities since the third quarter of 2009. Of the remaining seven securities that have not been deemed to be other-than-temporally impaired, the collateralization ratios range from a low of 90.1% to a high of 362.0%, with a median of 127.2%, and a weighted average of 195.5%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

The following schedule reflects data and certain assumptions that are utilized in the other-than-temporary impairment analysis of the TRUP CDO’s at June 30, 2013.

Class	Amortized Cost	% of issuers currently performing (1)	% of original collateral defaulted (2)	% of original collateral deferring (3)	Projected Prepayment Rate (4)	Lifetime additional projected loss from performing collateral (5)	Credit Related OTTI (6)
Senior – Insurance	$8,519	82.8 - 92.5%	0.0 - 0.0%	4.8 - 9.3%	1.0 - 1.0%	6.5 - 6.6%	$0
Mezzanine – Bank (now in senior position)	19,307	54.8 - 95.5%	3.6 - 14.8%	0.6 - 11.1%	0.3 - 1.0%	7.1 - 8.9%	9,751
Mezzanine – Bank	42,479	68.5 - 100%	7.5 - 20.9%	0.0 - 27.2%	0.3 - 1.0%	5.9 - 11.1%	22,732
Mezzanine – Insurance	6,500	82.8 - 91.8%	0.0 - 4.0%	4.5 - 9.3%	0.0 - 1.0%	6.6 - 7.2%	0
Mezzanine – Bank & Ins.	5,135	66.3 - 80.9%	13.4 - 18.8%	13.3 - 26.5%	0.5 - 0.8%	6.9 - 7.5%	3,046

(1)	Represents performing collateral as a percent of non-defaulted, current collateral outstanding. In the “Mezzanine – Bank” line, the percentage of issuers currently performing ranges from 68.5% to 100%. The weighted average percentage of performing collateral is 83.7%.
(2)	Defaulted collateral is identified as defaulted when the issuer has been closed by a regulator. All defaults are assumed to have a zero percent recovery in the OTTI cash flow model.
(3)	Deferring collateral is identified when the Company becomes aware that an issuer has announced or elected to defer interest payments on its trust preferred debt. The Company utilizes issuer specific loss assumptions on deferring collateral that range from 100% cure to 100% loss.
(4)	Management utilizes an annual prepayment rate in its assumptions to calculate OTTI. The prepayment rate is pool specific and is assigned based upon management’s estimate of potential prepayments over the life of the security.
(5)	Management applied an annual constant default rate to the performing collateral balance for each pool ranging from 0.38% to 1.20%. The calculation in the chart above represents the sum of the incremental projected losses over the remaining life of the security as a percentage of the performing collateral.
(6)	Credit related OTTI represents the cumulative credit-related other-than-temporary impairment recognized over the life of the security.

Except for the debt securities that have already been deemed to be other than temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2013 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of June 30, 2013, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis.

Equity securities

The amortized cost of United’s equity securities was $3.10 million at June 30, 2013. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that one equity security was other-than-temporarily impaired at June 30, 2013. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2013 related to this security was $137 thousand. Management does not believe any other individual equity security is other-than-temporarily impaired. As of June 30, 2013, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Other investment securities (cost method)

During the second quarter of 2013, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2013 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2012	$63,114
Additions for credit losses on securities for which OTTI was not previously recognized	137
Additions for additional credit losses on securities for which OTTI was previously recognized	834

Balance of cumulative credit losses at June 30, 2013	$64,085

The amortized cost and estimated fair value of securities available for sale at June 30, 2013 and December 31, 2012 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$115,239	$115,370	$192,182	$192,373
Due after one year through five years	226,615	227,622	208,036	211,045
Due after five years through ten years	254,648	251,979	89,286	92,947
Due after ten years	155,009	105,687	177,151	122,874
Marketable equity securities	3,101	3,544	6,660	6,386

Total	$754,612	$704,202	$673,315	$625,625

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,840	$1,995	$0	$12,835
State and political subdivisions	11,811	45	237	11,619
Residential mortgage-backed securities
Agency	56	10	0	66
Non-agency	0	0	0	0
Single issue trust preferred securities	19,758	0	3,018	16,740
Other corporate securities	20	0	0	20

Total	$42,485	$2,050	$3,255	$41,280

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,916	$2,500	$0	$13,416
State and political subdivisions	12,515	108	0	12,623
Residential mortgage-backed securities
Agency	61	10	0	71
Single issue trust preferred securities	19,750	0	3,390	16,360
Other corporate securities	225	0	0	225

Total	$43,467	$2,618	$3,390	$42,695

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2013, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.90 million) and SunTrust Bank ($7.40 million). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Gross realized gains	$114	$151	$114	$151
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,365	$1,366	$795	$799
Due after one year through five years	7,303	8,057	8,611	9,535
Due after five years through ten years	13,069	14,116	13,110	14,788
Due after ten years	20,748	17,741	20,951	17,573

Total	$42,485	$41,280	$43,467	$42,695

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $571,247 and $569,680 at June 30, 2013 and December 31, 2012, respectively.

4. LOANS

Major classes of loans are as follows:

	June 30, 2013	December 31, 2012
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$719,118	$728,906
Nonowner-occupied commercial real estate	1,835,285	1,740,420
Other commercial loans	1,318,300	1,377,083

Total commercial, financial & agricultural	3,872,703	3,846,409
Residential real estate	1,810,784	1,838,252
Construction & land development	603,606	550,677
Consumer:
Bankcard	10,557	11,236
Other consumer	277,200	271,206

Total gross loans	$6,574,850	$6,517,780

The table above does not include loans held for sale of $8,364 and $17,762 at June 30, 2013 and December 31, 2012, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above includes acquired impaired loans with a recorded investment of $32,249 and $33,206 or less than 1% of total gross loans, at June 30, 2013 and December 31, 2012, respectively. The contractual principal in these acquired impaired loans was $53,956 and $55,685 at June 30, 2013 and December 31, 2012, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first six months of 2013 follows:

Accretable yield at the beginning of the period	$2,331
Accretion (including cash recoveries)	(1,590)
Net reclassifications to accretable from non-accretable	1,657
Disposals (including maturities, foreclosures, and charge-offs)	(158)

Accretable yield at the ending of the period	$2,240

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $133,107 and $150,638 at June 30, 2013 and December 31, 2012, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted due to deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2013, United had TDRs of $7,909 as compared to $3,175 as of December 31, 2012. Of the $7,909 aggregate balance of TDRs at June 30, 2013, no loans were on nonaccrual status. Of the $3,175 aggregate balance of TDRs at December 31, 2012, $375 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of June 30, 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At June 30, 2013, United had restructured loans in the amount of $2,993 that were modified by a combination of a reduction in the interest rate and an extension of the maturity date, $4,275 that were modified by a reduction in the interest rate and $641 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2013 and 2012, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$2,993	$2,993	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	1	640	656
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$2,993	$2,993	1	$640	$656

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2013 and 2012, segregated by class of loans:

	Troubled Debt Restructurings
	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	4	$5,143	$5,143	1	$731	$775
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	1	640	656
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	4	$5,143	$5,143	2	$1,371	$1,431

During the second quarter of 2013, $2,993 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In addition to these loans, the remaining $2,150 of loans restructured during the first six months of 2013 was modified by a reduction in the interest rate. During the second quarter of 2012, $656 of restructured loans was modified by a change in terms. In addition to these loans, the remaining $775 of loans restructured for the first six months of 2012 was modified by a combination of a reduction in the interest rate and change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three and six months ended June 30, 2013. The loan was restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off and a transfer of the remaining balance to other real estate owned (OREO) during the respective time periods.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	375	1	375
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$375	1	$375

No loans restructured during the twelve-month period ended June 30, 2012 subsequently defaulted, resulting in a principal charge-off during the first six months of 2012.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of June 30, 2013

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,802	$12,572	$22,374	$696,744	$719,118	$310
Nonowner-occupied	17,966	12,203	30,169	1,805,116	1,835,285	680
Other commercial	16,815	23,741	40,556	1,277,744	1,318,300	432
Residential real estate	49,196	18,503	67,699	1,743,085	1,810,784	5,910
Construction & land development	12,978	18,064	31,042	572,564	603,606	2,006
Consumer:
Bankcard	260	183	443	10,114	10,557	183
Other consumer	7,603	825	8,428	268,772	277,200	759

Total	$114,620	$86,091	$200,711	$6,374,139	$6,574,850	$10,280

Age Analysis of Past Due Loans As of December 31, 2012

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,122	$16,691	$27,813	$701,093	$728,906	$4,038
Nonowner-occupied	12,793	11,643	24,436	1,715,984	1,740,420	2,549
Other commercial	8,379	20,808	29,187	1,347,896	1,377,083	1,687
Residential real estate	54,168	22,095	76,263	1,761,989	1,838,252	7,363

Age Analysis of Past Due Loans As of December 31, 2012

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Construction & land development	14,046	16,918	30,964	519,713	550,677	654
Consumer:
Bankcard	394	164	558	10,678	11,236	164
Other consumer	8,738	1,683	10,421	260,785	271,206	1,613

Total	$109,640	$90,002	$199,642	$6,318,138	$6,517,780	$18,068

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$12,262	$12,653
Nonowner-occupied	11,523	9,094
Other commercial	23,309	19,121
Residential real estate	12,593	14,732
Construction & land development	16,058	16,264
Consumer:
Bankcard	0	0
Other consumer	66	70

Total	$75,811	$71,934

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

Special mention loans, with a corporate credit exposure, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For consumer credit exposures, loans that are past due 30-89 days are considered special mention.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of June 30, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$664,808	$1,722,535	$1,208,301	$451,710
Special mention	22,228	51,395	50,522	82,969
Substandard	32,082	61,355	57,506	68,927
Doubtful	0	0	1,971	0

Total	$719,118	$1,835,285	$1,318,300	$603,606

As of December 31, 2012
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$669,157	$1,621,338	$1,286,471	$392,096
Special mention	25,487	54,399	31,293	92,667
Substandard	34,262	64,683	57,386	65,914
Doubtful	0	0	1,933	0

Total	$728,906	$1,740,420	$1,377,083	$550,677

Credit Quality Indicators Consumer Credit Exposure
As of June 30, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,772,892	$10,114	$268,620
Special mention	6,790	260	7,603
Substandard	31,102	183	977
Doubtful	0	0	0

Total	$1,810,784	$10,557	$277,200

As of December 31, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,800,377	$10,678	$271,054
Special mention	7,866	394	0
Substandard	30,009	164	152
Doubtful	0	0	0

Total	$1,838,252	$11,236	$271,206

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,704	$16,368	$0	$15,591	$16,279	$0
Nonowner-occupied	10,801	14,664	0	10,907	14,601	0
Other commercial	11,641	14,286	0	3,036	5,501	0
Residential real estate	7,880	8,007	0	7,035	9,157	0
Construction & land development	8,148	8,148	0	7,682	10,089	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$826	$826	$277	$1,284	$1,284	$397
Nonowner-occupied	4,209	5,326	1,279	3,423	4,423	1,154
Other commercial	15,035	17,535	5,493	27,610	30,411	7,564
Residential real estate	3,749	4,270	1,002	5,635	7,028	1,427
Construction & land development	13,598	16,814	4,010	13,033	17,029	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$14,530	$17,194	$277	$16,875	$17,563	$397
Nonowner-occupied	15,010	19,990	1,279	14,330	19,024	1,154
Other commercial	26,676	31,821	5,493	30,646	35,912	7,564
Residential real estate	11,629	12,277	1,002	12,670	16,185	1,427
Construction & land development	21,746	24,962	4,010	20,715	27,118	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0

	Impaired Loans
	For the Three Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,061	$57	$7,910	$385
Nonowner-occupied	12,116	99	30,484	62
Other commercial	7,058	73	5,678	44
Residential real estate	7,333	110	12,398	45
Construction & land development	7,991	126	9,719	161
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$831	$14	$1,113	$20
Nonowner-occupied	4,290	37	2,890	47
Other commercial	21,068	317	23,007	1,176
Residential real estate	3,972	37	9,043	323
Construction & land development	13,131	137	12,795	94
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$13,892	$71	$9,023	$405
Nonowner-occupied	16,406	136	33,374	109
Other commercial	28,126	390	28,685	1,220
Residential real estate	11,305	147	21,441	368
Construction & land development	21,122	263	22,514	255
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$14,412	$77	$6,178	$406
Nonowner-occupied	11,272	194	29,713	282
Other commercial	5,334	89	5,664	106
Residential real estate	6,736	167	12,720	212
Construction & land development	8,164	185	10,243	238
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2013		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$982	$27	$1,437	$34
Nonowner-occupied	4,201	49	3,638	70
Other commercial	24,407	932	22,667	1,361
Residential real estate	5,554	81	8,689	412
Construction & land development	13,226	267	12,029	179
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$15,394	$104	$7,615	$440
Nonowner-occupied	15,473	243	33,351	352
Other commercial	29,741	1,021	28,331	1,467
Residential real estate	12,290	248	21,409	624
Construction & land development	21,390	452	22,272	417
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first six months of 2013, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,045 and $1,656 at June 30, 2013 and December 31, 2012, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended June 30, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,084	$11,120	$20,827	$15,503	$19,624	$2,632	$368	$74,158
Charge-offs	1,615	263	1,622	937	239	632	0	5,308
Recoveries	82	9	40	318	19	296	0	764
Provision	2,107	(536)	2,141	606	487	410	(255)	4,960

Ending balance	$4,658	$10,330	$21,386	$15,490	$19,891	$2,706	$113	$74,574

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	3,112	874	2,030	2,560	723	1,193	0	10,492
Recoveries	84	21	81	395	61	376	0	1,018
Provision	3,809	(1,693)	2,824	2,760	1,695	903	(151)	10,147

Ending balance	$4,658	$10,330	$21,386	$15,490	$19,891	$2,706	$113	$74,574

Ending Balance: individually evaluated for impairment	$277	$1,253	$5,493	$1,002	$4,010	$0	$0	$12,035
Ending Balance: collectively evaluated for impairment	$4,381	$9,077	$15,893	$14,488	$15,881	$2,706	$113	$62,539
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$719,118	$1,835,285	$1,318,300	$1,810,784	$603,606	$287,757	$0	$6,574,850
Ending Balance: individually evaluated for impairment	$12,834	$12,704	$23,979	$8,016	$17,682	$0	$0	$75,215
Ending Balance: collectively evaluated for impairment	$704,929	$1,813,199	$1,292,836	$1,799,715	$568,960	$287,747	$0	$6,467,386
Ending Balance: loans acquired with deteriorated credit quality	$1,355	$9,382	$1,485	$3,053	$16,964	$10	$0	$32,249

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2012

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	801	2,608	3,619	8,882	3,099	1,546	0	20,555
Recoveries	60	122	1,362	821	54	301	0	2,720
Provision	948	3,715	1,965	9,076	2,752	1,714	(2,308)	17,862

Ending balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901

Ending Balance: individually evaluated for impairment	$397	$1,154	$7,564	$1,427	$3,659	$0	$0	$14,201
Ending Balance: collectively evaluated for impairment	$3,480	$11,722	$12,947	$13,468	$15,199	$2,620	$264	$59,700
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$728,906	$1,740,420	$1,377,083	$1,838,252	$550,677	$282,442	$0	$6,517,780
Ending Balance: individually evaluated for impairment	$14,474	$12,101	$28,997	$8,541	$17,827	$0	$0	$81,940
Ending Balance: collectively evaluated for impairment	$712,776	$1,718,913	$1,346,600	$1,826,196	$515,718	$282,431	$0	$6,402,634
Ending Balance: loans acquired with deteriorated credit quality	$1,656	$9,406	$1,486	$3,515	$17,132	$11	$0	$33,206

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($34,368)	$9,066

Goodwill not subject to amortization			$375,583

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($33,327)	$10,107

Goodwill not subject to amortization			$375,583

United incurred amortization expense of $506 and $1,040 for the quarter and six months ended June 30, 2013, respectively, and $724 and $1,486 for the quarter and six months ended June 30, 2012, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2012:

Year	Amount
2013	$1,969
2014	1,478
2015	1,149
2016	1,089
2017 and thereafter	4,422

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2013, federal funds purchased were $7,545 while securities sold under agreements to repurchase were $189,016. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2013, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2013, United had an unused borrowing amount of approximately $1,469,890 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2013, United had $438,201 of FHLB advances with a weighted-average interest rate of 0.97% scheduled to mature within the next six years. Overnight funds of $352,000 were included in the $438,201 above at June 30, 2013. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2013	$380,992
2014	1,529
2015	4,576
2016	696
2017 and thereafter	50,408

Total	$438,201

At June 30, 2013, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2013, and December 31, 2012, the outstanding balance of the Debentures was $198,572 and $198,515, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of June 30, 2013.

The Trust Preferred Securities currently qualify as Tier I capital to United for regulatory purposes. In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules grandfathers United’s Trust Preferred Securities as Tier 1 capital under the limitations for restricted capital elements in the general risk-based capital rules. As a result, beginning in 2015, United’s Trust Preferred Securities will be subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules. Trust preferred securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. For a more detailed discussion of the Basel III Capital Rules, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) under the heading of “Recent Developments”.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,259,258 and $2,173,377 of loan commitments outstanding as of June 30, 2013 and December 31, 2012, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2013, United had no outstanding commercial letters of credit and $250 as of December 31, 2012. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $109,528 and $96,856 as of June 30, 2013 and December 31, 2012, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

On October 24, 2012, United Bankshares, Inc. and its wholly owned subsidiary, United Bank, Inc. (West Virginia), agreed to settle two class actions. The class actions alleged that United Bank improperly posted, processed, and paid consumer checking account debit card transactions, which allegedly resulted in the assessment of improper overdraft fees. These cases are virtually identical to cases filed against more than 70 other United States banks over the last four years.

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. (West Virginia) agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. By agreement of the parties and of the courts presiding over the cases, the proposed settlement is being considered by the West Virginia state court. On May 17, 2013, the West Virginia state court granted preliminary approval to the settlement and ordered the parties to provide notice of the settlement to the members of the class. Notice of the settlement has been provided as ordered by the court and a court hearing to consider whether the settlement should receive final approval has been scheduled for October 18, 2013. United fully accrued the $3.3 million settlement amount in the third quarter of 2012. During the second quarter of 2013, United transferred the $3.3 million to an escrow account for distribution to the plaintiffs by the trustee.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2013, United has only fair value hedges.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the six months ended June 30, 2013 and 2012.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2013.

Derivative Classifications and Hedging Relationships

June 30, 2013

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$51,772	5.14%

Total Derivatives Used in Fair Value Hedges	$51,772

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$51,772

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,256	Other assets	$0

Total derivatives designated as hedging instruments		$1,256		$0

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$1,404	Other assets	$2,367

Total derivatives not designated as hedging instruments		$1,404		$2,367

Total asset derivatives		$2,660		$2,367

	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$374	Other liabilities	$1,914

Total derivatives designated as hedging instruments		$374		$1,914

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$1,404	Other liabilities	$2,367

Total derivatives not designated as hedging instruments		$1,404		$2,367

Total liability derivatives		$1,778		$4,281

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 are presented as follows:

			Three Months Ended
	Income Statement Location		June 30, 2013	June 30, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(64)	$(75)

Total derivatives in fair value hedging relationships			$(64)	$(75)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$502	$315
Interest rate contracts (2)	Other expense		$(502)	$(315)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(64)	$(75)

			Six Months Ended
	Income Statement Location		June 30, 2013	June 30, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(244)	$(54)

Total derivatives in fair value hedging relationships			$(244)	$(54)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$963	$631
Interest rate contracts (2)	Other expense		$(963)	$(631)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(244)	$(54)

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2013, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2013. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale TRUP CDOs as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these TRUP CDOs due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the TRUP CDOs sector. Based upon management’s review of the market conditions for TRUP CDOs, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at June 30, 2013 ranged from LIBOR plus 5.00% to LIBOR plus 20.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 15%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2013 Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$277,096	$0	$277,096	$0
State and political subdivisions	72,693	0	72,693	0
Residential mortgage-backed securities
Agency	63,582	0	63,582	0
Non-agency	20,204	0	20,204	0
Commercial mortgage-backed securities
Agency	196,641	0	196,641	0
Asset-backed securities	10,477	0	10,477	0
Trust preferred collateralized debt obligations	42,419	0	0	42,419
Single issue trust preferred securities	12,342	499	11,843	0
Other corporate securities	5,204	0	5,204	0

Total available for sale debt securities	700,658	499	657,740	42,419
Available for sale equity securities:
Financial services industry	2,110	983	1,127	0
Equity mutual funds (1)	408	408	0	0
Other equity securities	1,026	1,026	0	0

Total available for sale equity securities	3,544	2,417	1,127	0

Total available for sale securities	704,202	2,916	658,867	42,419
Derivative financial assets:
Interest rate contracts	2,660	0	2,660	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,778	0	1,778	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$337,522	$0	$337,522	$0
State and political subdivisions	80,428	0	80,428	0
Residential mortgage-backed securities
Agency	106,510	0	106,510	0
Non-agency	25,045	0	25,045	0

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset-backed securities	11,709	0	11,709	0
Trust preferred collateralized debt obligations	40,613	0	0	40,613
Single issue trust preferred securities	12,129	499	11,630	0
Other corporate securities	5,283	0	5,283	0

Total available for sale debt securities	619,239	499	578,127	40,613
Available for sale equity securities:
Financial services industry	5,382	2,304	3,078	0
Equity mutual funds (1)	55	55	0	0
Other equity securities	949	949	0	0

Total available for sale equity securities	6,386	3,308	3,078	0

Total available for sale securities	625,625	3,807	581,205	40,613
Derivative financial assets:
Interest rate contracts	2,367	0	2,367	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,281	0	4,281	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2013	December 31, 2012
Balance, beginning of period	$40,613	$42,369
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(835)	(5,970)
Included in other comprehensive income	2,641	4,214

Balance, ending of period	$42,419	$40,613

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2013. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first six months of 2013.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2013	Fair Value Measurements at June 30, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$37,417	$0	$18,655	$18,762	$1,447
OREO	44,416	0	44,305	111	1,601

Description	Balance as of December 31, 2012	at December 31, 2012 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$50,985	$0	$28,947	$22,038	$3,238
OREO	49,484	0	45,588	3,896	3,677

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Cash and cash equivalents	$379,041	$379,041	$0	$379,041	$0
Securities available for sale	704,202	704,202	2,916	658,867	42,419
Securities held to maturity	42,485	41,280	0	35,788	5,492
Other securities	67,073	65,617	0	0	65,617
Loans held for sale	8,364	8,364	0	8,364	0
Loans	6,492,604	6,493,452	0	0	6,493,452
Derivative financial assets	2,660	2,660	0	2,660	0
Deposits	6,577,836	6,592,825	0	6,592,825	0
Short-term borrowings	548,561	548,561	0	548,561	0
Long-term borrowings	284,773	273,857	0	273,857	0
Derivative financial liabilities	1,778	1,778	0	1,778	0

December 31, 2012
Cash and cash equivalents	$432,077	$432,077	$0	$432,077	$0
Securities available for sale	625,625	625,625	3,807	581,205	40,613
Securities held to maturity	43,467	42,696	0	36,999	5,697
Other securities	60,310	57,643	0	0	57,643
Loans held for sale	17,762	17,762	0	17,762	0
Loans	6,437,515	6,473,974	0	0	6,473,974
Derivative financial assets	2,367	2,367	0	2,367	0
Deposits	6,752,986	6,776,012	0	6,776,012	0
Short-term borrowings	314,962	314,962	0	314,962	0
Long-term borrowings	284,926	277,899	0	277,899	0
Derivative financial liabilities	4,281	4,281	0	4,281	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first six months of 2013, a total of 189,225 non-qualified stock options and 52,825 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $471 thousand and $855 thousand related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the second quarter and first six months of 2013, respectively, as compared to the compensation expense of $495 thousand and $884 thousand related to the nonvested awards under the 2006 Stock Option Plan incurred for the second quarter and first six months of 2012, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of June 30, 2013, and the changes during the first six months of 2013 are presented below:

	Six Months Ended June 30, 2013
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2013	1,629,237			$29.64
Granted	189,225			26.19
Exercised	30,350			22.31
Forfeited or expired	76,938			31.49

Outstanding at June 30, 2013	1,711,174	$1,363	5.2	$29.30

Exercisable at June 30, 2013	1,124,164	$1,316	3.5	$29.95

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2013:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	770,750	$7.04
Granted	189,225	5.74
Vested	349,339	6.33
Forfeited or expired	23,626	7.61

Nonvested at June 30, 2013	587,010	$7.02

During the six months ended June 30, 2013 and 2012, 30,350 and 7,510 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2013 and 2012. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2013 and 2012 was $118 thousand and $98 thousand, respectively.

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

The following summarizes the changes to United’s restricted common shares for the six months ended June 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	51,125	$29.40
Granted	52,825	26.19
Vested	16,789	28.96
Forfeited	1,296	28.01

Outstanding at June 30, 2013	85,865	$27.53

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

Net periodic pension cost for the three and six months ended June 30, 2013 and 2012 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$768	$696	$1,527	$1,392
Interest cost	1,222	1,201	2,430	2,400
Expected return on plan assets	(2,074)	(1,989)	(4,126)	(3,978)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,172	1,027	2,331	2,052
Amortization of prior service cost	0	0	0	0

Net periodic pension (benefit) cost	$1,088	$935	$2,162	$1,866

Weighted-Average Assumptions:
Discount rate	4.40%	5.15%	4.40%	5.15%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2013, United has provided a liability for $1,985 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2009 through December 31, 2011.

As of June 30, 2013 and 2012, the total amount of accrued interest related to uncertain tax positions was $398 and $921, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Income	$22,219	$21,049	$43,798	$42,059
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(137)	(4,675)	(1,172)	(6,280)
Related income tax effect	48	1,636	410	2,198
Less : OTTI charges recognized in net income	137	1,742	971	3,119
Related income tax benefit	(48)	(610)	(340)	(1,092)
Reclassification of previous noncredit OTTI to credit OTTI	0	2,037	1,458	2,896
Related income tax benefit	0	(713)	(510)	(1,014)

Net unrealized (losses) gains on AFS securities with OTTI	0	(583)	817	(173)
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(3,642)	(1,684)	(3,600)	(1,098)
Related income tax effect	1,275	589	1,260	384
Net reclassification adjustment for (gains) losses included in net income	(235)	(48)	(375)	34
Related income tax expense (benefit)	82	17	131	(12)

	(2,520)	(1,126)	(2,584)	(692)

Net effect of AFS securities on other comprehensive income	(2,520)	(1,709)	(1,767)	(865)
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	4	4
Related income tax expense	(1)	(1)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	1	2	2
Pension plan:
Recognized net actuarial loss	1,172	1,026	2,331	2,052
Related income tax benefit	(430)	(406)	(848)	(814)

Net effect of change in pension plan asset on other comprehensive income	742	620	1,483	1,238

Total change in other comprehensive income	(1,777)	(1,088)	(282)	375

Total Comprehensive Income	$20,442	$19,961	$43,516	$42,434

The components of accumulated other comprehensive income for the six months ended June 30, 2013 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Six Months Ended June 30, 2013

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2013	($29,687)	($72)	($35,989)	($65,748)
Other comprehensive income before reclassification	(2,472)	3	0	(2,469)
Amounts reclassified from accumulated other comprehensive income	704	0	1,483	2,187
Net current-period other comprehensive income, net of tax	(1,768)	3	1,483	(282)

Balance at June 30, 2013	($31,455)	($69)	($34,506)	($66,030)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Six Months Ended June 30, 2013

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$1,458	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(375)	Net gains on sales/calls of investment securities

	1,083	Total before tax
Related income tax effect	(379)	Tax expense

	704	Net of tax
Pension plan:
Recognized net actuarial loss	2,331 (a)

	2,331	Total before tax
Related income tax effect	(848)	Tax expense

	1,483	Net of tax

Total reclassifications for the period	$2,187

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$15,586	$15,589	$31,163	$31,142
Undistributed earnings allocated to common stock	6,598	5,440	12,567	10,879

Net earnings allocated to common shareholders	$22,184	$21,029	$43,730	$42,021

Average common shares outstanding	50,345,733	50,274,665	50,322,783	50,255,019
Equivalents from stock options	56,461	33,563	59,387	44,963

Average diluted shares outstanding	50,402,194	50,308,228	50,382,170	50,299,982

Earnings per basic common share	$0.44	$0.42	$0.87	$0.84
Earnings per diluted common share	$0.44	$0.42	$0.87	$0.84

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2013			As of December 31, 2012
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$201,141	$194,448	$6,693	$201,297	$194,636	$6,661

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require United and its banking subsidiaries to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to United and its banking subsidiaries.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including United and its banking subsidiaries, may make a one-time permanent election to continue to exclude these items. United and its banking subsidiaries expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. However, the Basel III Capital Rules grandfathers non-qualifying capital instruments in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009 (subject to limits). Non-qualifying capital instruments under the final rule include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 that bank holding companies included in Tier 1 capital under the limitations for restricted capital elements in the general risk-based capital rules. As a result, beginning in 2015, United’s and its banking subsidiaries’ trust preferred securities will be subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules. Trust preferred securities no longer included in United’s and its banking subsidiaries’ Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% in on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to United’s banking subsidiaries, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting United’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms.

•	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of June 30, 2013, United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

The Basel III Capital Rules adopted in July of 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2013, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At June 30, 2013, the allowance for loan losses was $74.6 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.5 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first six months of 2013 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At June 30, 2013, approximately 9.30% of total assets, or $788.70 million, consisted of financial instruments recorded at fair value. Of this total, approximately 92.23% or $727.40 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 7.77% or $61.30 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At June 30, 2013, only $1.78 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of June 30, 2013 were $8.48 billion which was an increase of $60.26 million or less than 1% from December 31, 2012. The increase was primarily the result of a $55.76 million or less than 1% increase in portfolio loans and an $84.36 million or 11.57% increase in investment securities. Partially offsetting these increases in total assets was a $53.04 million or 12.27% decrease in cash and cash equivalents, a $9.40 million or 52.91% decrease in loans held for sale, and a $14.28 million or 4.34% decrease in other assets. The increase in total assets is reflected in a corresponding increase in total liabilities of $46.45 million or less than 1% from year-end 2012. The increase in total liabilities was due mainly to an increase of $233.45 million or 38.91% in borrowings, which was partially offset by a $175.15 million or 2.59% decrease in deposits and a $12.24 million or 16.71% decrease in accrued expenses from year-end 2012. Shareholders’ equity increased $13.81 million or 1.39% from year-end 2012.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2013 decreased $53.04 million or 12.27% from year-end 2012. Of this total decrease, interest-bearing deposits with other banks decreased $32.99 million or 12.06% as United placed less excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks decreased $19.74 million or 12.53% and federal funds sold decreased $303 thousand or 29.68%. During the first six months of 2013, net cash of $72.35 million and $27.90 million was provided by operating activities and financing activities, respectively. Net cash of $153.29 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2013 and 2012.

Securities

Total investment securities at June 30, 2013 increased $84.36 million or 11.57% from year-end 2012. Securities available for sale increased $78.58 million or 12.56%. This change in securities available for sale reflects $404.41 million in sales, maturities and calls of securities, $487.73 million in purchases, and a decrease of $3.98 million in market value. Securities held to maturity decreased $982 thousand or 2.26% from year-end 2012 due to calls and maturities of securities. Other investment securities increased $6.76 million or 11.21% from year-end 2012 due to net purchases of $6.94 million in FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2012:

(Dollars in thousands)	June 30 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$277,096	$337,522	$(60,426)	(17.90%)
State and political subdivisions	72,693	80,428	(7,735)	(9.62%)
Mortgage-backed securities	280,427	131,555	148,872	113.16%
Asset-backed securities	10,477	11,709	(1,232)	(10.52%)
Marketable equity securities	3,544	6,386	(2,842)	(44.50%)
Trust preferred collateralized debt obligations	42,419	40,613	1,806	4.45%
Single issue trust preferred securities	12,342	12,129	213	1.76%
Corporate securities	5,204	5,283	(79)	(1.50%)

Total available for sale securities, at fair value	$704,202	$625,625	$78,577	12.56%

The following table summarizes the changes in the held to maturity securities since year-end 2012:

(Dollars in thousands)	June 30 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,840	$10,916	$(76)	(0.70%)
State and political subdivisions	11,811	12,515	(704)	(5.63%)
Mortgage-backed securities	56	61	(5)	(8.20%)
Single issue trust preferred securities	19,758	19,750	8	0.04%
Other corporate securities	20	225	(205)	(91.11%)

Total held to maturity securities, at amortized cost	$42,485	$43,467	$(982)	(2.26%)

At June 30, 2013, gross unrealized losses on available for sale securities were $57.41 million. Securities in an unrealized loss position at June 30, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (TRUP CDOs), agency commercial mortgage-backed securities and single issue trust preferred securities. The TRUP CDOs and the single issue trust preferred securities relate mainly to securities of financial institutions.

As of June 30, 2013, United’s mortgage-backed securities had an amortized cost of $283.63 million, with an estimated fair value of $280.49 million. The portfolio consisted primarily of $60.68 million in agency residential mortgage-backed securities with a fair value of $63.65 million, $19.93 million in non-agency residential mortgage-backed securities with an estimated fair value of $20.20 million, and $203.03 million in commercial mortgage-backed securities with an estimated fair value of $196.64 million. As of June 30, 2013, United’s asset-backed securities had an amortized cost of $10.52 million, with an estimated fair value of $10.48 million.

As of June 30, 2013, United’s corporate securities had an amortized cost of $132.63 million, with an estimated fair value of $80.27 million. The portfolio consisted primarily of $90.43 million in pooled trust preferred securities with a fair value of $42.42 million and $34.08 million in single issue trust preferred securities with an estimated fair value of $29.08 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $8.12 million and a fair value of $8.77 million, only one of which was individually significant.

The pooled trust preferred securities consisted of positions in 23 different securities. The underlying issuers in the pools were primarily financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in pooled trust preferred securities; however, the Company does not own any income notes. The senior and mezzanine tranches of trust preferred collateralized debt obligations generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements are failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $17.01 million of the Company’s pooled securities, while mezzanine tranches represent $73.42 million. Of the $73.42 million in mezzanine tranches, $19.31 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of June 30, 2013, $8.52 million of the pooled trust preferred securities were investment grade, $5.00 million were split-rated, and the remaining $76.91 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities.

As of June 30, 2013, United’s single issue trust preferred securities had an amortized cost of $34.08 million. Of the $34.08 million, $10.90 million or 31.97% were investment grade; $633 thousand or 1.86% were unrated; $7.91 million or 23.20% were split rated; and $14.64 million or 42.97% were below investment grade. The two largest exposures accounted for 50.72% of the $34.08 million. These included Wells Fargo at $9.90 million and SunTrust Bank at $7.40 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

During the first six months and second quarter of 2013, United recognized net other-than-temporary impairment charges totaling $971 thousand and $137 thousand, respectively, on certain TRUP CDOs and one marketable equity security, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of June 30, 2013 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $9.40 million or 52.91% as loan sales exceeded loan originations in the secondary market during the first six months of 2013. Portfolio loans, net of unearned income, were flat, increasing $55.76 million or less than 1% from year-end 2012 mainly due to $52.93 million or 9.61% increase in construction and land development loans and a $26.29 million or less than 1% increase in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $85.08 million or 3.45% while commercial loans (not secured by real estate) decreased $58.78 million or 4.27%. In addition, consumer loans increased $5.32 million or 1.88%. Partially offsetting these increases in portfolio loans was a decrease of $27.47 million or 1.49% in residential real estate loans.

The following table summarizes the changes in the loan categories since year-end 2012:

(Dollars in thousands)	June 30 2013	December 31 2012	$ Change	% Change
Loans held for sale	$8,364	$17,762	$(9,398)	(52.91%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$719,118	$728,906	$(9,788)	(1.34%)
Nonowner-occupied commercial real estate	1,835,285	1,740,420	94,865	5.45%
Other commercial loans	1,318,300	1,377,083	(58,783)	(4.27%)

Total commercial, financial, and agricultural	$3,872,703	$3,846,409	$26,294	0.68%
Residential real estate	1,810,784	1,838,252	(27,468)	(1.49%)
Construction & land development	603,606	550,677	52,929	9.61%
Consumer:
Bankcard	10,557	11,236	(679)	(6.04%)
Other consumer	277,200	271,206	5,994	2.21%
Less: Unearned income	(7,672)	(6,364)	(1,308)	20.55%

Total Loans, net of unearned income	$6,567,178	$6,511,416	$55,762	0.86%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $14.28 million or 4.34% from year-end 2012 mainly as a result of decreases in prepaid FDIC assessments of $16.34 million due to a refund by the FDIC of unused accrued insurance premiums, OREO of $5.07 million due to fewer sales and write-downs, and core deposit intangibles of $1.04 million due to amortization. Partially offsetting these decreases from year-end 2012 was an increase of $2.76 million in deferred tax assets due to timing differences in payments and a net increase of $1.48 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2013 decreased $175.15 million or 2.59% from year-end 2012. In terms of composition, noninterest-bearing deposits decreased $81.18 million or 4.45% while interest-bearing deposits decreased $93.97 million or 1.91% from December 31, 2012.

Within the noninterest-bearing deposits category, commercial noninterest-bearing deposits decreased $28.83 million or 2.29% and public noninterest-bearing deposits decreased $13.81 million or 20.13%. Within the interest-bearing deposits category, interest-bearing checking accounts decreased $37.69 million or 3.11%, time deposits under $100,000 decreased $76.60 million or 7.40%, and time deposits over $100,000 decreased $62.80 million or 6.57% due in large part to historically low interest rates. The $37.69 million decrease in interest-bearing checking accounts is due to decreases in commercial and personal interest-bearing checking accounts of $12.12 million and $55.70 million, respectively, which were partially offset by a $30.13 million increase in state and municipal interest-bearing checking accounts. The $76.60 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $78.93 million. The $62.80 million decrease in time deposits over $100,000 is due to a $23.94 million decrease in Deposit Account Registry Service (CDARS) balances over $100,000 and a $35.95 million decrease in fixed rate CDs over $100,000. Partially offsetting these decreases in interest-bearing deposits is a $29.15 million or 5.57% increase in regular savings accounts mainly due to an increase of $28.55 million in personal savings accounts. In addition, interest-bearing MMDAs increased $53.96 million or 4.48% due to a $71.83 million increase in commercial MMDAs, which were partially offset by a $22.38 million decrease in personal MMDAs.

The following table summarizes the changes in the deposit categories since year-end 2012:

(Dollars In thousands)	June 30 2013	December 31 2012	$ Change	% Change
Demand deposits	$1,743,233	$1,824,411	$(81,178)	(4.45%)
Interest-bearing checking	1,172,773	1,210,463	(37,690)	(3.11%)
Regular savings	552,487	523,336	29,151	5.57%
Money market accounts	1,257,303	1,203,341	53,962	4.48%
Time deposits under $100,000	959,216	1,035,815	(76,599)	(7.40%)
Time deposits over $100,000	892,824	955,620	(62,796)	(6.57%)

Total deposits	$6,577,836	$6,752,986	$(175,150)	(2.59%)

Borrowings

Total borrowings at June 30, 2013 increased $233.45 million or 38.91% during the first six months of 2013. Since year-end 2012, short-term borrowings increased $233.60 million or 74.17% due to a $252 million increase in overnight FHLB advances, which was partially offset by a $20.50 million decrease in securities sold under agreements to repurchase. In addition, fed funds purchased increased $2.10 million or 38.54%. Long-term borrowings remained flat, decreasing $153 thousand or less than 1% since year-end 2012.

The table below summarizes the change in the borrowing categories since year-end 2012:

(Dollars in thousands)	June 30 2013	December 31 2012	$ Change	% Change
Federal funds purchased	$7,545	$5,446	$2,099	38.54%
Securities sold under agreements to repurchase	189,016	209,516	(20,500)	(9.78%)
Short-term FHLB advances	352,000	100,000	252,000	252.00%
Long-term FHLB advances	86,201	86,411	(210)	(0.24%)
Issuances of trust preferred capital securities	198,572	198,515	57	0.03%

Total borrowings	$833,334	$599,888	$233,446	38.91%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2013 decreased $12.24 million or 16.71% from year-end 2012 mainly due to a $3.99 million decrease in income taxes payable due to timing differences in payments, a $3.89 million decrease in accrued expenses and other liabilities, a $2.50 million decrease in derivative liabilities, a $1.18 million decrease in incentives payable, and a $1.16 million decrease other taxes payable.

Shareholders’ Equity

Shareholders’ equity at June 30, 2013 increased $13.81 million or 1.39% from December 31, 2012, as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $12.58 million for the first six months of 2013.

Accumulated other comprehensive income was flat, decreasing $282 thousand or less than 1% due mainly to a decrease of $2.58 million in United’s available for sale investment portfolio, net of deferred income taxes. This decrease was partially offset by the after-tax accretion of pension costs of $1.48 million and the after tax non-credit portion of OTTI losses of $816 thousand for the first six months of 2013.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2013 was $43.80 million or $0.87 per diluted share compared to $42.06 million or $0.84 per share for the first six months of 2012. Net income for the second quarter of 2013 was $22.22 million or $0.44 per diluted share, as compared to $21.05 million or $0.42 per diluted share for the prior year second quarter. United’s annualized return on average assets for the first six months of 2013 was 1.06% and return on average shareholders’ equity was 8.76% as compared to 1.00% and 8.60% for the first six months of 2012. For the second quarter of 2013, United’s annualized return on average assets was 1.07% and return on average shareholders’ equity was 8.81% as compared to 1.00% and 8.58% for the second quarter of 2012. United’s returns compare favorably to its most recently reported Federal Reserve peer group’s (bank holding companies with total assets between $3 and $10 billion) average return on assets of 0.95% and average return on equity of 8.43% for the first quarter of 2013.

The results for the first half and second quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $971 thousand and $137 thousand, respectively, on certain investment securities. The results for the first half and second quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $3.12 million and $1.74 million, respectively, on certain investment securities.

Net interest income for the first half of 2013 was $133.03 million, a decrease of $5.00 million or 3.62% from the prior year’s first six months. Net interest income for the second quarter of 2013 was $66.20 million, a decrease of $2.85 million or 4.13% from prior year’s second quarter. The provision for credit losses was $10.15 million and $4.96 million for the first half and second quarter of 2013, respectively, as compared to $7.57 million and $3.44 million for the first six months and second quarter of 2012, respectively.

Noninterest income for the first six months of 2013 was $37.45 million which was an increase of $4.53 million or 13.78% from the first six months of 2012. For the second quarter of 2013, noninterest income was $19.10 million, an increase of $2.51 million or 15.14% from the second quarter of 2012. Included in noninterest income were the previously mentioned other-than-temporary impairment charges on investment securities. For the first six months of 2013, noninterest expense decreased $4.72 million or 4.65% from the first six months of 2012. For the second quarter of 2013, noninterest expense decreased $2.71 million or 5.28% from the second quarter of 2012.

For the first six months of 2013 and 2012, income tax expense was $19.73 million and $19.79 million, respectively. The effective tax rate for the first six months of 2013 and 2012 was 31.06% and 32.00%, respectively. Income taxes for the second quarter of 2013 were $9.58 million as compared to $9.91 million for the second quarter of 2012. For the quarters ended June 30, 2013 and 2012, United’s effective tax rate was 30.12% and 32.00%, respectively.

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

Net interest income for the first six months of 2013 was $133.03 million, which was a decrease of $5.00 million or 3.62% from the first half of 2012. The $5.00 million decrease in net interest income occurred because total interest income decreased $11.08 million while total interest expense declined $6.09 million from the first six months of 2012. Net interest income for the second quarter of 2013 was $66.20 million, which was a decrease of $2.85 million or 4.13% from the second quarter of 2012. The $2.85 million decrease in net interest income occurred because total interest income decreased $5.62 million while total interest expense declined $2.77 million from the second quarter of 2012. On a linked-quarter basis, net interest income for the second quarter of 2013 was flat from the first quarter of 2013, decreasing $619 thousand or less than 1%. The $619 thousand decrease in net interest income occurred because total interest income declined $840 thousand while total interest expense declined $221 thousand from the first quarter of 2013. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first half of 2013 was $136.06 million, a decrease of $5.19 million or 3.67% from the first half of 2012 due mainly to a decrease in the average yield on earning assets. The first half of 2013 average yield on earning assets decreased 23 basis points from the first half of 2012. In addition, average earning assets decreased $121.22 million or 1.61% from the first half of 2012 as average short-term investments and average investment securities declined $348.06 million and $33.01 million, respectively. Average net loans did increase $259.84 million or 4.22% for the first half of 2013 from the first half of 2012 to somewhat mitigate the decreases in average short-term investments and investment securities. Partially offsetting the decreases to tax-equivalent net interest income for the first half of 2013 was a decline of 18 basis points in the average cost of funds as compared to the first half of 2012. The net interest margin for the first half of 2013 was 3.70%, which was a decrease of 7 basis points from a net interest margin of 3.77% for the first half of 2012.

Tax-equivalent net interest income for the second quarter of 2013 was $67.71 million, a decrease of $2.90 million or 4.11% from the second quarter of 2012 due mainly to a decrease in the average yield on earning assets. The second quarter of 2013 average yield on earning assets decreased 26 basis points from the second quarter of 2012. In addition, average earning assets decreased $104.33 million or 1.38% from the second quarter of 2012 as average short-term investments declined $383.63 million. Average investment securities and average net loans did increase $10.87 million and $268.43 million, respectively, for the second quarter of 2013 from the second quarter of 2012 to somewhat mitigate the decrease in average short-term investments. Partially offsetting the decreases to tax-equivalent net interest income for the second quarter of 2013 was a decline of 17 basis points in the average cost of funds as compared to the second quarter of 2012. The net interest margin for the second quarter of 2013 was 3.65%, which was a decrease of 11 basis points from a net interest margin of 3.76% for the second quarter of 2012.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2013 was flat from the first quarter of 2013, decreasing $634 thousand or less than 1%. The slight decrease was due mainly to a decrease in the average yield on earning assets. The second quarter of 2013 average yield on earning assets decreased 13 basis points while the average cost of funds only decreased 3 basis points from the first quarter of 2013. Average earning assets were flat, increasing $71.02 million or less than 1% during the quarter. Average net loans were flat for the quarter as well, increasing $27.48 million or less than 1%. Average short-term investments increased $14.46 million or 6.48% while average investments increased $29.09 million or 3.94% for the quarter. The net interest margin of 3.65% for the second quarter of 2013 was a decrease of 10 basis points from the net interest margin of 3.75% for the first quarter of 2013.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2013, June 30, 2012 and March 31, 2013 and the six months ended June 30, 2013 and June 30, 2012.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2013	2012	2013
Net interest income, GAAP basis	$66,203	$69,055	$66,822
Tax-equivalent adjustment (1)	1,509	1,560	1,524

Tax-equivalent net interest income	$67,712	$70,615	$68,346

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2013	2012
Net interest income, GAAP basis	$133,025	$138,021
Tax-equivalent adjustment (1)	3,033	3,229

Tax-equivalent net interest income	$136,058	$141,250

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2013 and 2012, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$237,695	$160	0.27%	$621,329	$415	0.27%
Investment Securities:
Taxable	683,457	3,776	2.21%	655,014	4,134	2.52%
Tax-exempt	84,264	1,118	5.31%	101,833	1,362	5.35%

Total Securities	767,721	4,894	2.55%	756,847	5,496	2.91%
Loans, net of unearned income (2)	6,500,497	71,940	4.44%	6,231,171	76,754	4.95%
Allowance for loan losses	(74,829)			(73,931)

Net loans	6,425,668		4.49%	6,157,240		5.01%

Total earning assets	7,431,084	$76,994	4.15%	7,535,416	$82,665	4.41%

Other assets	927,184			945,307

TOTAL ASSETS	$8,358,268			$8,480,723

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,844,439	$6,857	0.57%	$5,166,826	$8,315	0.65%
Short-term borrowings	417,452	218	0.21%	278,692	66	0.10%
Long-term borrowings	284,807	2,207	3.11%	308,934	3,669	4.78%

Total Interest-Bearing Funds	5,546,698	9,282	0.67%	5,754,452	12,050	0.84%

Noninterest-bearing deposits	1,750,145			1,691,478
Accrued expenses and other liabilities	49,697			47,600

TOTAL LIABILITIES	7,346,540			7,493,530
SHAREHOLDERS’ EQUITY	1,011,728			987,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,358,268			$8,480,723

NET INTEREST INCOME		$67,712			$70,615

INTEREST SPREAD			3.48%			3.57%
NET INTEREST MARGIN			3.65%			3.76%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$230,506	$289	0.25%	$578,564	$758	0.26%
Investment Securities:
Taxable	666,530	7,388	2.22%	681,765	8,998	2.64%
Tax-exempt	86,729	2,289	5.28%	104,505	2,782	5.33%

Total Securities	753,259	9,677	2.57%	786,270	11,780	3.00%
Loans, net of unearned income (2)	6,486,626	144,877	4.50%	6,225,697	153,584	4.96%
Allowance for loan losses	(74,620)			(73,536)

Net loans	6,412,006		4.55%	6,152,161		5.02%

Total earning assets	7,395,771	$154,843	4.21%	7,516,995	$166,122	4.44%

Other assets	931,383			944,800

TOTAL ASSETS	$8,327,154			$8,461,795

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,874,197	$13,834	0.57%	$5,165,330	$16,932	0.66%
Short-term borrowings	365,694	418	0.23%	274,669	125	0.09%
Long-term borrowings	284,844	4,533	3.21%	327,128	7,815	4.80%

Total Interest-Bearing Funds	5,524,735	18,785	0.69%	5,767,127	24,872	0.87%

Non-interest bearing deposits	1,741,011			1,664,510
Accrued expenses and other liabilities	53,565			46,690

TOTAL LIABILITIES	7,319,311			7,478,327
SHAREHOLDERS’ EQUITY	1,007,843			983,468

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,327,154			$8,461,795

NET INTEREST INCOME		$136,058			$141,250

INTEREST SPREAD			3.52%			3.57%
NET INTEREST MARGIN			3.70%			3.77%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first six months of 2013 and 2012 was $10.15 million and $7.57 million, respectively. For the quarters ended June 30, 2013 and 2012, the provision for loan losses was $4.96 million and $3.44 million, respectively. Net charge-offs for the first six months of 2013 were $9.47 million as compared to $8.03 million for the first six months of 2012. Net charge-offs were $4.54 million for the second quarter of 2013 as compared to net charge-offs of $4.04 million for the same quarter in 2012. These higher amounts of provision expense and net charge-offs for 2013 compared to 2012 were due mainly to losses recognized for two large commercial credit relationships which related to an information technology consulting firm and a company that owns and operates convenience stores.

Annualized net charge-offs as a percentage of average loans were 0.29% and 0.28% for the first six months and second quarter of 2013, respectively. These ratios compare favorably to United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage of 0.31% for the first quarter of 2013. On a linked-quarter basis, United’s provision for credit losses decreased $227 thousand while net charge-offs decreased $386 thousand from the first quarter of 2013.

At June 30, 2013, nonperforming loans were $94.00 million or 1.43% of loans, net of unearned income compared to nonperforming loans of $92.80 million or 1.43% of loans, net of unearned income at December 31, 2012. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $10.28 million at June 30, 2013, a decrease of $7.79 million or 43.10% from $18.07 million at year-end 2012. The decrease in loans past due 90 days or more was primarily due the transfer of several large relationships to nonaccrual. At June 30, 2013, nonaccrual loans were $75.81 million, an increase of $4.25 million or 5.94% from $71.56 million at year-end 2012. The increase in nonaccrual loans was primarily due to several offsetting factors. As mentioned above, nonaccrual loans increased due to the transfer of several large relationships delinquent in excess of 90 days or more into nonaccrual. This was offset by charge-offs recognized on several impaired nonaccrual relationships and foreclosure on several properties which led to a transfer from nonaccrual to other real estate owned. Restructured loans were $7.91 million at June 30, 2013 as compared to $3.17 million restructured loans at year-end 2012. The increase of $4.73 million was due to the restructure of four commercial real estate loans. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $138.42 million, including OREO of $44.42 million at June 30, 2013, represented 1.63% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 1.87% at March 31, 2013.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2013, impaired loans were $89.74 million, which was a decrease of $5.65 million or 5.92% from the $95.39 million in impaired loans at December 31, 2012. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s owner-occupied commercial real estate, residential real estate and construction and land development portfolios as a result of charge-offs associated with several impaired relationships. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2013, the allowance for credit losses was $76.62 million which was comparable to $75.56 million at December 31, 2012.

At June 30, 2013, the allowance for loan losses was $74.57 million as compared to $73.90 million at December 31, 2012. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.14% at June 30, 2013 and 1.13% at December 31, 2012. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 79.33% and 79.63% at June 30, 2013 and December 31, 2012, respectively. For United, this ratio at June 30, 2013 was virtually flat from the ratio at December 31, 2012 because nonperforming loans increased $1.20 million or 1.29% while the allowance for loan losses increased $673 thousand from year-end 2012. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $824 thousand or 1.12%. The increase in allocations coincided with the increase of net charge-offs recognized in the second quarter. Slightly offsetting this increase was a decrease in the estimate for imprecision of $151 thousand. The Company’s detailed methodology and analysis indicated only a slight increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and decreased loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2013 produced increased allocations in five of the six loan categories. The allowance allocated to real estate construction and development increased by $1.03 million due to an increase in the allocation applied to watch-rated loans as well as an increase in outstanding loan balances within the portfolio. The allocation related to the residential real estate loan pool increased by $595 thousand due to an increase in the allocation applied to watch-rated loans as well as an increase in historical loss rates. The consumer loan pool experienced an increase in allocation of $86 thousand due to an increase in historical loss rates. The other commercial loan pool allocation increased by $875 thousand due to a specific allocation related to increased risk of loss due to a noted decline in property values and recognition of additional risk within the coal mining industry. The commercial real estate owner-occupied loan pool allocation increased by $781 thousand due to an increase in historical loss rates and allocation applied to watch-rated loans. Offsetting these increases was a decrease in the commercial real estate nonowner-occupied loan pool allocation of $2.55 million driven by a combination of lower outstanding balances in classified loan segments and lower historical loss rates. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2012 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $12.06 million at June 30, 2013 and $14.20 million at December 31, 2012. In comparison to the prior year-end, this element of the allowance decreased by $2.14 million primarily due to decreased specific allocations for the other commercial loan pool.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision decreased at June 30, 2013 by $151 thousand to $113 thousand. This estimate for imprecision represents less than 1% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $76.62 million at June 30, 2013 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $37.45 million for the first six months of 2013 which was an increase of $4.53 million or 13.78% from the first six months of 2012. For the second quarter of 2013, noninterest income was $19.10 million, an increase of $2.51 million or 15.14% from the second quarter of 2012.

Net losses on investment securities transactions for the first six months of 2013 were $483 thousand as compared to net losses of $3.00 million for the first six months of 2012. Included in net losses on investment securities for the first six months of 2013 were before-tax other-than-temporary impairment charges of $971 thousand on certain investment securities. Included in net losses on investment securities for the first six months of 2012 were before-tax other-than-temporary impairment charges of $3.12 million on certain investment securities. Excluding the results of security transactions, noninterest income for the first six months of 2013 would have increased $2.02 million or 5.61% from the same period in 2012. For the second quarter of 2013, net gains on investment securities transactions were $211 thousand as compared to net losses of $1.54 million for the second quarter of 2012. Included in net losses on investment securities transactions for the second quarter of 2013 were before-tax other-than-temporary impairment charges of $137 thousand on certain investment securities. Included in net losses on investment securities transactions for the second quarter of 2012 were before-tax other-than-temporary impairment charges of $1.74 million on certain investment securities. Excluding the results of security transactions, noninterest income for the second quarter of 2013 would have increased $758 thousand or 4.18% from the second quarter of 2012.

For the second quarter of 2013, revenue from trust and brokerage services increased $357 thousand or 8.90% from the prior year’s second quarter. Revenue from trust and brokerage services was $4.37 million for the second quarter of 2013 as compared to $4.01 million for the second quarter of 2012. The higher amount of revenue in 2013 was due to increases in volume and the value of assets under management.

Fees from deposit services for the first six months of 2013 were $19.83 million, a decrease of $873 thousand or 4.22% from the first six months of 2012. In particular, ATM and overdraft fees decreased $961 thousand and $855 thousand, respectively, during the first six months of 2013. Partially offsetting these decreases was an increase in debit card fees of $923 thousand for the first six months of 2013. For the second quarter of 2013, fees from deposit services were $10.21 million, a decrease of $185 thousand or 1.78% from the second quarter of 2012. In particular, overdraft fees declined $463 thousand which was partially offset by an increase of $355 thousand in debit card income.

Income from bank-owned life insurance increased $1.03 million or 40.49% for the first six months as compared to the first six months of 2012. This increase in income was due to a death benefit.

Mortgage banking income increased $903 thousand or 112.73% and $256 thousand or 53.00% for the first six months and second quarter of 2013 from the same periods in 2012. These increases were due primarily to increased mortgage loan sales in the secondary market. Mortgage loan sales were $96.53 million in the first six months of 2013 as compared to $48.10 million in the first six months of 2012. Mortgage loan sales were $42.93 million in the second quarter of 2013 as compared to $23.15 million in the second quarter of 2012.

Other income increased $431 thousand or 33.00% for the first six months of 2012. This increase in other income is due mainly to an increase of $332 thousand from derivatives not in a hedging relationship as a result of a change in value. For the second quarter of 2013, other income increased $213 thousand or 32.87% due mainly to an increase of $187 thousand from derivatives not in a hedging relationship as a result of a change in value. Corresponding amounts of expense from derivatives not in a hedging relationship are included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the second quarter of 2013 increased $751 thousand from the first quarter of 2013. Included in the results for the second quarter of 2013 and first quarter of 2013 were noncash, before-tax, other-than-temporary impairment charges of $137 thousand and $834 thousand, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income was flat on a linked-quarter basis, decreasing $154 thousand or less than 1% as a decrease of $1.20 million in income from bank-owned life insurance policies due a death benefit in the first quarter was mostly offset by increases of $584 thousand and $540 thousand, respectively, in fees from deposit services and income from trust and brokerage services.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2013, noninterest expense decreased $4.72 million or 4.65% from the first six months of 2012. Noninterest expense decreased $2.71 million or 5.28% for the second quarter of 2013 compared to the same period in 2012.

Employee compensation decreased $2.31 million or 6.44% for the first six months of 2013 when compared to the first six months of 2012. Employee compensation for the second quarter of 2013 decreased $1.00 million or 5.61% from the second quarter of 2012. The decreases were due to the reduction in employees from a merger of banking subsidiaries in the second quarter of 2012.

Employee benefits expense for the first six months of 2013 increased $653 thousand or 5.93% as compared to the first six months of 2012. Employee benefits expense for the second quarter of 2013 decreased $148 thousand or 2.54% from the second quarter of 2012. Specifically within employee benefits expense, pension expense increased $527 thousand and $173 thousand for the first six months and second quarter of 2013, respectively, from the same periods last year. FICA expense increased $122 thousand for the first six months of 2013, but decreased $89 thousand for the second quarter of 2013 as compared to the same periods last year. Health insurance costs decreased $211 thousand for the second quarter of 2013 from the second quarter of 2012.

Net occupancy expense for the first six months and second quarter of 2013 decreased $351 thousand or 3.39% and $500 thousand or 9.40%, respectively, from the first six months and second quarter of 2012. In particular, building rental expense decreased $240 thousand and $145 thousand for the first six months and second quarter of 2013, respectively. Building maintenance decreased $162 thousand for the second quarter of 2013 as compared to the same time period in 2012.

Other real estate owned (OREO) expense for the first six months of 2013 decreased $888 thousand or 19.79% from the first six months of 2012 as reductions to fair value and losses on sales declined from the first half of 2012. For the second quarter of 2013, OREO expense increased $170 thousand or 7.87% from the second quarter of 2012 due to an increase in maintenance expense on OREO properties.

Equipment expense for the first six months of 2013 decreased $939 thousand or 21.59% from the first six months of 2012. Equipment expense for the second quarter of 2013 decreased $702 thousand or 29.09% from the second quarter of 2012. The decreases were due to a decline in equipment maintenance costs.

Other expense for the first six months and second quarter of 2013 decreased $691 thousand or 2.67% and $773 thousand or 5.89% from the first six months and second quarter of 2012, respectively. Generally, these decreases were due mainly to lower general operating expenses as a result of the merger of banking subsidiaries in 2012. In particular, advertising expense for the first six months and second quarter of 2013 decreased $777 thousand and $425 thousand, respectively, from the same time periods last year. Other decreases for the first six months and second quarter of 2013 included office supplies of $649 thousand and $427 thousand, and postage of $235 thousand and $165 thousand. In addition, amortization expense on core deposit intangibles for the first six months and second quarter of 2013 decreased $446 thousand and $218 thousand, respectively, from the same time periods in 2012.

On a linked-quarter basis, noninterest expense for the second quarter of 2013 was flat from the first quarter of 2013, increasing $298 thousand or less than 1%. This slight increase was due primarily to an increase of $1.06 million in OREO expense due mainly to declines in the fair values of OREO properties. Virtually offsetting this increase were declines of $549 thousand in merger expenses, $370 thousand in net occupancy expense due to lower maintenance costs and $318 thousand in employee benefits expense due to lower unemployment taxes and pension expense.

Income Taxes

Income tax expense for the first half of 2013 and 2012 was $19.73 million and $19.79 million, respectively. For the first half of 2013 and 2012, United’s effective tax rate was 31.06% and 32.00%, respectively. Income taxes for the second quarter of 2013 were $9.58 million as compared to $9.91 million for the second quarter of 2012. For the quarters ended June 30, 2013 and 2012, United’s effective tax rate was 30.12% and 32.00%, respectively. During the second quarter of 2013, United reduced its income tax reserve by $598 thousand due to the expiration of the statute of limitations for examinations of certain years. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of June 30, 2013, United recorded a liability for uncertain tax positions, including interest and penalties, of $1.99 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2012 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2013 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2012 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the six months ended June 30, 2013, cash of $72.35 million was provided by operating activities due mainly to net income of $43.80 million for the first six months of 2013. Net cash of $153.29 million was used in investing activities which was primarily due to net purchases of $88.68 million in investment securities over purchases and net growth in loans of $65.24 million. During the first six months of 2013, net cash of $27.90 million was provided by financing activities due primarily to the net increase in short-term borrowings of $233.60 million. Partially offsetting this source of cash in financing activities was cash used due to a decline in deposits of $174.98 million and the payment of cash dividends in the amount of $31.20 million for the first six months of 2013. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $53.04 million for the first six months of 2013.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.78% at June 30, 2013 and 13.67% at December 31, 2012, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.55% and 10.85%, respectively, at June 30, 2013, are also well above regulatory minimum requirements.

Total shareholders’ equity was $1.01 billion at June 30, 2013, which increased $13.81 million or 1.39% from December 31, 2012. United’s equity to assets ratio was 11.86% at June 30, 2013 as compared to 11.78% at December 31, 2012. The primary capital ratio, capital and reserves to total assets and reserves, was 12.65% at June 30, 2013 as compared to 12.57% at December 31, 2012. United’s average equity to average asset ratio was 12.10% for the first half of 2013 as compared to 11.62% for the first half of 2012. All of these financial measurements reflect a financially sound position.

During the second quarter of 2013, United’s Board of Directors declared a cash dividend of $0.31 per share. Cash dividends were $0.62 per common share for the first six months of 2013. Total cash dividends declared were $15.61 million for the second quarter of 2013 and $31.22 million for the first six months of 2013 as compared to $15.61 million and $31.18 million, respectively, for the second quarter and first six months of 2012.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2013 and December 31, 2012:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	June 30, 2013	December 31, 2012
+200	4.17%	7.93%
+100	1.92%	3.67%
-100	(0.89%)	(0.60%)

At June 30, 2013, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.92% over one year as compared to an increase of 3.67% at December 31, 2012. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.17% over one year as of June 30, 2013, as compared to an increase of 7.93% as of December 31, 2012. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.89% over one year as of June 30, 2013 as compared to a decrease of 0.60%, over one year as of December 31, 2012. With the federal funds rate at 0.25% at June 30, 2013 and December 31, 2012, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At June 30, 2013, United’s mortgage related securities portfolio had an amortized cost of $284 million, of which approximately $36 million or 13% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.8 years and a weighted average yield of 6.08%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.5%, less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 22%.

United had approximately $22 million in 15-year mortgage backed securities with a projected yield of 4.80% and a projected average life of 2.5 years on June 30, 2013. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 8.08 years and a weighted average maturity (WAM) of 6.6 years.

United had approximately $4 million in 20-year mortgage backed securities with a projected yield of 4.87% and a projected average life of 3 years on June 30, 2013. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 10.3 years and a weighted average maturity (WAM) of 9.2 years.

United had approximately $4 million in 30-year mortgage backed securities with a projected yield of 6.75% and a projected average life of 3.7 years on June 30, 2013. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 14.3 years and a weighted average maturity (WAM) of 14.3 years.

The remaining 76% of the mortgage related securities portfolio at June 30, 2013, included adjustable rate securities (ARMs), balloon securities, and 10-year mortgage backed pass-through securities.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2013 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On October 24, 2012, United Bankshares, Inc. and its wholly owned subsidiary, United Bank, Inc. (West Virginia), agreed to settle two class actions. The class actions alleged that United Bank improperly posted, processed, and paid consumer checking account debit card transactions, which allegedly resulted in the assessment of improper overdraft fees. These cases are virtually identical to cases filed against more than 70 other United States banks over the last four years.

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. (West Virginia) agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. The settlement is subject to court approval. By agreement of the parties and of the courts presiding over the cases, the proposed settlement is being considered by the West Virginia state court. On May 17, 2013, the West Virginia state court granted preliminary approval to the settlement and ordered the parties to provide notice of the settlement to the members of the class. Notice of the settlement has been provided as ordered by the court and a court hearing to consider whether the settlement should receive final approval has been scheduled for October 18, 2013. United fully accrued the $3.3 million settlement amount in the third quarter of 2012. During the second quarter of 2013, United transferred the $3.3 million to an escrow account for distribution to the plaintiffs by the trustee.

In addition, United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2012 as supplemented by those certain risk factors set forth under the heading “Risks Associated with United Bankshares” on pages 28 through 38 of United’s Registration Statement on Form S-4/A dated July 18, 2013 and specifically identified in Exhibit 99.1, which factors are hereby incorporated by reference, for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K and the Registration Statement on Form S-4/A are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended June 30, 2013 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2013	0	$00.00	0	322,200
5/01 – 5/31/2013	86	$26.70	0	322,200
6/01 – 6/30/2013	0	$00.00	0	322,200

Total	86	$26.70	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2013, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2013, the following shares were purchased for the deferred compensation plan: May 2013 – 86 shares at an average price of $26.70.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 99.1	Additional Risk Factors Incorporated by Reference

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 9, 2013	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: August 9, 2013	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	80

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	81

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	82

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	83

99.1	Additional Risk Factors Incorporated by Reference	84

101	Interactive data file (XBRL)	(e	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to Exhibit 2.2 to the Form S-4/A dated July 18, 2013 and filed July 18, 2013 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(e)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.