Form 10-Q
period 2013-09-30
UNITED BANKSHARES INC/WV
filed 2013-11-08
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Class - Common Stock, $2.50 Par Value; 50,414,676 shares outstanding as of October 31, 2013.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2013 and December 31, 2012, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 and 2012, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2013, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30 2013	December 31 2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$160,037	$157,539
Interest-bearing deposits with other banks	181,283	273,517
Federal funds sold	719	1,021

Total cash and cash equivalents	342,039	432,077
Securities available for sale at estimated fair value (amortized cost-$793,378 at September 30, 2013 and $673,315 at December 31, 2012)	747,548	625,625
Securities held to maturity (estimated fair value-$40,699 at September 30, 2013 and $42,695 at December 31, 2012)	42,252	43,467
Other investment securities	69,469	60,310
Loans held for sale	3,760	17,762
Loans	6,603,851	6,517,780
Less: Unearned income	(8,356)	(6,364)

Loans net of unearned income	6,595,495	6,511,416
Less: Allowance for loan losses	(74,571)	(73,901)

Net loans	6,520,924	6,437,515
Bank premises and equipment	69,495	72,170
Goodwill	375,559	375,583
Accrued interest receivable	25,603	26,302
Other assets	317,169	329,202

TOTAL ASSETS	$8,513,818	$8,420,013

Liabilities
Deposits:
Noninterest-bearing	$1,827,836	$1,824,411
Interest-bearing	4,777,798	4,928,575

Total deposits	6,605,634	6,752,986
Borrowings:
Federal funds purchased	12,170	5,446
Securities sold under agreements to repurchase	178,938	209,516
Federal Home Loan Bank borrowings	435,009	186,411
Other long-term borrowings	198,600	198,515
Reserve for lending-related commitments	2,196	1,656
Accrued expenses and other liabilities	63,560	73,232

TOTAL LIABILITIES	7,496,107	7,427,762

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-50,867,630 at September 30, 2013 and December 31, 2012, including 466,686 and 591,057 shares in treasury at September 30, 2013 and December 31, 2012, respectively	127,169	127,169
Surplus	237,447	238,739
Retained earnings	731,425	712,299
Accumulated other comprehensive loss	(62,311)	(65,748)
Treasury stock, at cost	(16,019)	(20,208)

TOTAL SHAREHOLDERS’ EQUITY	1,017,711	992,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,513,818	$8,420,013

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$71,264	$75,524	$213,909	$226,852
Interest on federal funds sold and other short-term investments	157	145	446	903
Interest and dividends on securities:
Taxable	4,585	4,843	11,973	13,841
Tax-exempt	699	824	2,187	2,633

Total interest income	76,705	81,336	228,515	244,229

Interest expense
Interest on deposits	6,569	7,844	20,403	24,776
Interest on short-term borrowings	276	59	694	184
Interest on long-term borrowings	2,230	3,419	6,763	11,234

Total interest expense	9,075	11,322	27,860	36,194

Net interest income	67,630	70,014	200,655	208,035
Provision for loan losses	4,777	4,346	14,924	11,915

Net interest income after provision for loan losses	62,853	65,668	185,731	196,120

Other income
Fees from trust and brokerage services	4,006	4,170	12,206	12,167
Fees from deposit services	10,341	10,521	30,173	31,226
Bankcard fees and merchant discounts	1,003	866	2,699	2,251
Other service charges, commissions, and fees	599	513	1,786	1,690
Income from bank-owned life insurance	1,138	1,247	4,712	3,791
Income from mortgage banking	605	819	2,309	1,620
Other income	542	686	2,279	1,992

Total other-than-temporary impairment losses	0	(1,606)	285	(4,991)
Portion of loss recognized in other comprehensive income	0	(649)	(1,256)	(383)

Net other-than-temporary impairment losses	0	(2,255)	(971)	(5,374)
Net gains on sales/calls of investment securities	101	67	589	184

Net investment securities gains (losses)	101	(2,188)	(382)	(5,190)

Total other income	18,335	16,634	55,782	49,547

Other expense
Employee compensation	17,269	17,258	50,830	53,130
Employee benefits	5,842	5,271	17,510	16,286
Net occupancy expense	4,931	5,060	14,943	15,423
Other real estate owned (OREO) expense	1,535	2,160	5,135	6,648
Equipment expense	1,960	2,051	5,370	6,400
Data processing expense	2,880	3,675	8,424	9,523
Bankcard processing expense	331	342	988	959
FDIC insurance expense	1,539	1,489	4,662	4,539
Other expense	12,298	16,563	37,519	42,475

Total other expense	48,585	53,869	145,381	155,383

Income before income taxes	32,603	28,433	96,132	90,284
Income taxes	10,433	9,099	30,164	28,891

Net income	$22,170	$19,334	$65,968	$61,393

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Earnings per common share:
Basic	$0.44	$0.38	$1.31	$1.22

Diluted	$0.44	$0.38	$1.31	$1.22

Dividends per common share	$0.31	$0.31	$0.93	$0.93

Average outstanding shares:
Basic	50,378,613	50,276,074	50,336,741	50,262,089
Diluted	50,472,959	50,295,162	50,402,455	50,298,998

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$22,170	$19,334	$65,968	$61,393

Change in net unrealized gain on available-for-sale (AFS) securities, net of tax	2,977	2,379	1,210	1,514
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	2	4	4
Change in pension plan assets, net of tax	740	617	2,223	1,856

Comprehensive income, net of tax	$25,889	$22,332	$69,405	$64,767

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2013
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2013	50,867,630	$127,169	$238,739	$712,299	($65,748)	($20,208)	$992,251

Comprehensive income:
Net income	0	0	0	65,968	0	0	65,968
Other comprehensive income, net of tax:	0	0	0	0	3,437	0	3,437

Total comprehensive income, net of tax							69,405
Stock based compensation expense	0	0	1,320	0	0	0	1,320
Distribution of treasury stock for deferred compensation plan (3,824 shares)	0	0	0	0	0	77	77
Purchase of treasury stock (1,552 shares)	0	0	0	0	0	(92)	(92)
Cash dividends ($0.93 per share)	0	0	0	(46,842)	0	0	(46,842)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (1,296 shares)	0	0	45	0	0	(45)	0
Common stock options exercised (70,570 shares)	0	0	(838)	0	0	2,430	1,592

Balance at September 30, 2013	50,867,630	$127,169	$237,447	$731,425	($62,311)	($16,019)	$1,017,711

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2013	2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$106,745	$89,202

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	1,227	6,270
Proceeds from sales of securities available for sale	7,061	4,346
Proceeds from maturities and calls of securities available for sale	580,791	1,410,192
Purchases of securities available for sale	(709,876)	(1,372,429)
Purchases of bank premises and equipment	(3,110)	(4,376)
Proceeds from sales of bank premises and equipment	201	2,205
Redemption of bank-owned life insurance policies	1,953	0
Purchases of other investment securities	(31,491)	(5,665)
Proceeds from sales and redemptions of other investment securities	22,332	9,988
Net change in loans	(98,333)	(203,877)

NET CASH USED IN INVESTING ACTIVITIES	(229,245)	(153,346)

FINANCING ACTIVITIES
Cash dividends paid	(46,808)	(46,745)
Excess tax benefits from stock-based compensation arrangements	122	35
Acquisition of treasury stock	(92)	(10)
Proceeds from exercise of stock options	1,601	116
Repayment of long-term Federal Home Loan Bank borrowings	(26,402)	(55,296)
Proceeds from long-term Federal Home Loan Bank borrowings	275,000	0
Redemption of issued trust preferred securities	0	(5,155)
Distribution of treasury stock for deferred compensation plan	77	96
Changes in:
Deposits	(147,182)	(62,288)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(23,854)	33,716

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,462	(135,531)

Decrease in cash and cash equivalents	(90,038)	(199,675)

Cash and cash equivalents at beginning of year	432,077	636,003

Cash and cash equivalents at end of period	$342,039	$436,328

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2013 and 2012 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in United’s 2012 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2012 Annual Report of United on Form 10-K. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

On September 11, 2013, United filed with the Securities and Exchange Commission a prospectus related to the merger under rule 424(b)(3) of the Securities Act of 1933. On October 17, 2013 and October 21, 2013, respectively, the merger was approved by the shareholders of Virginia Commerce and United, respectively. Consummation of the merger is subject to the receipt of all required regulatory approvals as well as other customary conditions.

As of September 30, 2013, Virginia Commerce has approximately $2.76 billion in assets and 28 banking offices, one residential mortgage origination office and one wealth management office. VCBI locations are in the Northern Virginia suburbs of Washington, D.C. The acquisition of VCBI will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area.

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,571	$306	$553	$221,324	$0
State and political subdivisions	65,716	2,133	7	67,842	0
Residential mortgage-backed securities
Agency	123,735	2,686	73	126,348	0
Non-agency	18,315	163	0	18,478	458
Commercial mortgage-backed securities
Agency	242,476	357	7,335	235,498	0
Asset-backed securities	9,852	0	34	9,818	0
Trust preferred collateralized debt obligations	89,364	0	42,287	47,077	45,267
Single issue trust preferred securities	14,335	289	2,080	12,544	0
Other corporate securities	4,996	200	0	5,196	0
Marketable equity securities	3,018	409	4	3,423	0

Total	$793,378	$6,543	$52,373	$747,548	$45,725

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$336,747	$827	$52	$337,522	$0
State and political subdivisions	76,765	3,664	1	80,428	0
Residential mortgage-backed securities
Agency	101,769	4,741	0	106,510	0
Non-agency	24,569	934	458	25,045	458
Asset-backed securities	11,729	0	20	11,709	0
Trust preferred collateralized debt obligations	94,794	5	54,186	40,613	46,522
Single issue trust preferred securities	15,286	312	3,469	12,129	0
Other corporate securities	4,996	287	0	5,283	0
Marketable equity securities	6,660	257	531	6,386	0

Total	$673,315	$11,027	$58,717	$625,625	$46,980

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$87,935	$553	$0	$0
State and political subdivisions	2,665	7	0	0
Residential mortgage-backed securities
Agency	29,816	73	0	0
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	202,621	7,335	0	0
Asset-backed securities	7,974	34	0	0
Trust preferred collateralized debt obligations	0	0	47,077	42,287
Single issue trust preferred securities	501	3	8,140	2,077
Marketable equity securities	0	0	23	4

Total	$331,512	$8,005	$55,240	$44,368

December 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,170	$52	$0	$0
State and political subdivisions	126	1	0	0
Residential mortgage-backed securities
Agency	0	0	0	0
Non-agency	0	0	10,879	458
Asset-backed securities	7,993	20	0	0
Trust preferred collateralized debt obligations	0	0	40,613	54,186
Single issue trust preferred securities	0	0	7,221	3,469
Marketable equity securities	603	507	313	24

Total	$33,892	$580	$59,026	$58,137

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Proceeds from sales and calls	$183,069	$418,389	$587,852	$1,414,539
Gross realized gains	109	29	499	112
Gross realized losses	8	12	23	129

At September 30, 2013, gross unrealized losses on available for sale securities were $52,373 on 87 securities of a total portfolio of 292 available for sale securities. Securities in an unrealized loss position at September 30, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities and agency commercial mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $18.32 million at September 30, 2013. Of the $18.32 million, $7.84 million was rated above investment grade and $10.48 million was rated below investment grade. Approximately 51% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 49% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at September 30, 2013.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the third quarter of 2013, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $633 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CCC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2013 consisted of $2.98 million in split-rated bonds and $11.22 million in below investment grade bonds. Of the $11.22 million in below investment grade bonds, $10.22 million was in an unrealized loss position for twelve months or longer as of September 30, 2013.

Trust preferred collateralized debt obligations (Trup Cdos)

In analyzing the duration and severity of the losses on Trup Cdos, management considered the following: (1) the market for these securities was not active as evidenced by the lack of trades and the severe widening of the bid/ask spread; (2) the markets for Trup Cdos are dysfunctional with no significant transactions to report; (3) low market prices for certain bonds, in the overall debt markets, were evidence of credit stress in the general markets and not necessarily an indication of credit problems with a particular issuer; and (4) the general widening in overall risk premiums over the past four years in the broader markets was responsible for a significant amount of the price decline in the Trup Cdos portfolio.

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. To date, the Company has determined that it does not intend to sell its pooled trust preferred securities and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality.

After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the third quarter of 2013, as the expected discounted cash flows from these securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, it was determined that none of the Trup Cdos were further impaired in the third quarter of 2013.

There was no credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2013 related to these securities, compared to $1.79 million for the third quarter of 2012. At September 30, 2013, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $45.27 million as compared to $46.52 million at December 31, 2012.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of September 30, 2013 consisted of $7.79 million in investment grade bonds, $5.00 million in split-rated bonds and $76.57 million in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos in an unrealized loss position twelve months or greater as of September 30, 2013:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$8,485	$6,772	$1,713	$0	$5,000	$3,485
Senior – Insurance	7,793	6,596	1,197	7,793	0	0

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Mezzanine – Bank (now in senior position)	22,858	14,935	7,923	0	0	22,858
Mezzanine – Bank	38,588	13,585	25,003	0	0	38,588
Mezzanine – Insurance	6,500	3,455	3,045	0	0	6,500
Mezzanine – Bank & Insurance (combination)	5,140	1,734	3,406	0	0	5,140

Totals	$89,364	$47,077	$42,287	$7,793	$5,000	$76,571

While a large difference remains between the fair value and amortized cost, the Company believes the remaining unrealized losses are related to the illiquid market for Trup Cdos rather than an adverse change in expected cash flows. The expected future cash flow substantiates the return of the remaining amortized cost of the security. The Company believes the following evidence supports the position that the remaining unrealized loss is related to the illiquid market for Trup Cdos:

•	The market for new issuance of Trup Cdos was robust from 2000 to 2007 with an estimated $60 billion in new issuance. The new market issuances came to an abrupt halt in 2007.

•

The secondary market for Trup Cdos ultimately became illiquid and is not reflective of orderly transactions between market participants. In making this determination, the Company holds discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos.

•	The presence of a below-investment grade rating severely limits the pool of available buyers and contributes to the illiquidity of the market.

•

Trup Cdos have a more complex structure than most debt instruments, making projections of tranche returns difficult for non-specialists in the product. Deferral features available to the underlying issuers within each pool are unique to these securities. Additionally, it can be difficult for market participants to predict whether deferrals will ultimately cure or ultimately default. Due to the lack of transparency, market participants will require a higher risk premium, thus resulting in higher required discount rates.

•

The variability of cash flows at the time the securities were originated was expected to be very limited. Due to the financial crisis, Trup Cdos have experienced more substantive variability of cash flows compared to expectations, resulting in a higher risk premium when evaluating discount rates.

•

The limited, yet relevant, observable inputs indicate that market yield requirements for Trup Cdos, on a credit-adjusted basis, remained very high relative to discount rates at purchase and compared to other similarly rated debt securities.

Overall, the Company believes the lack of new issuances, illiquid secondary market, limited pool of buyers, below investment grade ratings, complex structures and high market discount rates are the key drivers of the remaining unrealized losses in the Company’s Trup Cdos and the robust expected cash flow analysis substantiates the return of the remaining amortized cost under ASC 320.

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of BBB to a high of AA+. The ratings of the split-rated Trup Cdos range from a low of B+ to a high of Aa2, while the below investment grade Trup Cdos range from a low of D to a high of Ba1.

The Company has recognized cumulative credit-related other-than-temporary impairment of $36.75 million on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 92.7% to a high of 367.1%, with a median of 128.0%, and a weighted average of 199.9%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2013 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities. As of September 30, 2013, United does not intend to sell any impaired debt security nor is it anticipated that it would be required to sell any impaired debt security before the recovery of its amortized cost basis.

Equity securities

The amortized cost of United’s equity securities was $3.02 million at September 30, 2013. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at September 30, 2013. As of September 30, 2013, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Other investment securities (cost method)

During the third quarter of 2013, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2013 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2012	$63,114
Additions for credit losses on securities for which OTTI was not previously recognized	137
Additions for additional credit losses on securities for which OTTI was previously recognized	834

Balance of cumulative credit losses at September 30, 2013	$64,085

The amortized cost and estimated fair value of securities available for sale at September 30, 2013 and December 31, 2012 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$77,942	$78,079	$192,182	$192,373
Due after one year through five years	216,590	217,932	208,036	211,045
Due after five years through ten years	301,664	297,712	89,286	92,947
Due after ten years	194,164	150,402	177,151	122,874
Marketable equity securities	3,018	3,423	6,660	6,386

Total	$793,378	$747,548	$673,315	$625,625

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,801	$1,905	$0	$12,706
State and political subdivisions	11,617	40	285	11,372
Residential mortgage-backed securities
Agency	52	7	0	59
Non-agency	0	0	0	0
Single issue trust preferred securities	19,762	0	3,220	16,542
Other corporate securities	20	0	0	20

Total	$42,252	$1,952	$3,505	$40,699

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,916	$2,500	$0	$13,416
State and political subdivisions	12,515	108	0	12,623
Residential mortgage-backed securities
Agency	61	10	0	71
Single issue trust preferred securities	19,750	0	3,390	16,360
Other corporate securities	225	0	0	225

Total	$43,467	$2,618	$3,390	$42,695

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2013, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.90 million) and SunTrust Bank ($7.39 million). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7.39 million) and Royal Bank of Scotland ($972 thousand). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings for the nine months ended September 30, 2013 and 2012 as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method. No gross realized gains or losses were recognized for the three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30
	2013	2012
Gross realized gains	$114	$151
Gross realized losses	0	0

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2013 and December 31, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2013		December 31, 2012
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,545	$1,546	$795	$799
Due after one year through five years	6,911	7,615	8,611	9,535
Due after five years through ten years	13,047	14,001	13,110	14,788
Due after ten years	20,749	17,537	20,951	17,573

Total	$42,252	$40,699	$43,467	$42,695

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $578,238 and $569,680 at September 30, 2013 and December 31, 2012, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2013	December 31, 2012
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$676,807	$728,906
Nonowner-occupied commercial real estate	1,860,615	1,740,420
Other commercial loans	1,310,790	1,377,083

Total commercial, financial & agricultural	3,848,212	3,846,409
Residential real estate	1,813,367	1,838,252
Construction & land development	641,219	550,677
Consumer:
Bankcard	10,626	11,236
Other consumer	290,427	271,206

Total gross loans	$6,603,851	$6,517,780

The table above does not include loans held for sale of $3,760 and $17,762 at September 30, 2013 and December 31, 2012, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $32,766 and $33,206 or less than 1% of total gross loans, at September 30, 2013 and December 31, 2012, respectively. The contractual principal in these acquired impaired loans was $54,237 and $55,685 at September 30, 2013 and December

31, 2012, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2013 follows:

Accretable yield at the beginning of the period	$2,331
Accretion (including cash recoveries)	(2,369)
Net reclassifications to accretable from non-accretable	2,419
Disposals (including maturities, foreclosures, and charge-offs)	(234)

Accretable yield at the ending of the period	$2,147

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $123,294 and $150,638 at September 30, 2013 and December 31, 2012, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a significant concession is granted due to deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2013, United had TDRs of $7,342 as compared to $3,175 as of December 31, 2012. Of the $7,342 aggregate balance of TDRs at September 30, 2013, no loans were on nonaccrual status. Of the $3,175 aggregate balance of TDRs at December 31, 2012, $375 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2013, United had restructured loans in the amount of $2,974 that were modified by a combination of a reduction in the interest rate and an extension of the maturity date, $3,730 that were modified by a reduction in the interest rate and $638 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

No loans were restructured during the three months ended September 30, 2013 and 2012. The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2013 and 2012, segregated by class of loans:

	Troubled Debt Restructurings For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	4	$5,143	$4,590	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	1	640	654
Construction & land development	0	0	0	1	731	625
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	4	$5,143	$4,590	2	$1,371	$1,279

During the first nine months of 2013, a restructured loan of $2,974 was modified by a combination of a reduction in the interest rate and an extension of the maturity date. The remaining $1,616 of loans restructured during the first nine months of 2013 was modified by a reduction in the interest rate. During the first nine months of 2012, $625 of restructured loans was modified by a combination of a reduction in the interest rate and change in terms and the remaining $654 of restructured loans was modified by a change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No troubled debt restructurings had charge-offs during the three months ended September 30, 2013. The following table present troubled debt restructurings, by class of loan, that had charge-offs during the three ended September 30, 2012.

	Three Months Ended September 30, 2012
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	0	0
Residential real estate	0	0
Construction & land development	1	625
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	1	$625

The following table present troubled debt restructurings, by class of loan, that had charge-offs during the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	375	1	625
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$375	1	$625

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2013

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,434	$5,840	$14,274	$662,533	$676,807	$443
Nonowner-occupied	17,881	13,469	31,350	1,829,265	1,860,615	2,696
Other commercial	38,302	17,932	56,234	1,254,556	1,310,790	603
Residential real estate	46,990	17,490	64,480	1,748,887	1,813,367	4,031
Construction & land development	7,363	19,449	26,812	614,407	641,219	394
Consumer:
Bankcard	437	169	606	10,020	10,626	169
Other consumer	8,972	1,429	10,401	280,026	290,427	1,361

Total	$128,379	$75,778	$204,157	$6,399,694	$6,603,851	$9,697

Age Analysis of Past Due Loans

As of December 31, 2012

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,122	$16,691	$27,813	$701,093	$728,906	$4,038
Nonowner-occupied	12,793	11,643	24,436	1,715,984	1,740,420	2,549
Other commercial	8,379	20,808	29,187	1,347,896	1,377,083	1,687
Residential real estate	54,168	22,095	76,263	1,761,989	1,838,252	7,363
Construction & land development	14,046	16,918	30,964	519,713	550,677	654
Consumer:
Bankcard	394	164	558	10,678	11,236	164
Other consumer	8,738	1,683	10,421	260,785	271,206	1,613

Total	$109,640	$90,002	$199,642	$6,318,138	$6,517,780	$18,068

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$5,397	$12,653
Nonowner-occupied	10,773	9,094
Other commercial	17,329	19,121
Residential real estate	13,459	14,732
Construction & land development	19,055	16,264
Consumer:
Bankcard	0	0
Other consumer	68	70

Total	$66,081	$71,934

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$624,084	$1,746,104	$1,176,090	$488,700
Special mention	27,201	52,859	54,761	65,535
Substandard	25,522	61,652	78,190	86,984
Doubtful	0	0	1,749	0

Total	$676,807	$1,860,615	$1,310,790	$641,219

As of December 31, 2012
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$669,157	$1,621,338	$1,286,471	$392,096
Special mention	25,487	54,399	31,293	92,667
Substandard	34,262	64,683	57,386	65,914
Doubtful	0	0	1,933	0

Total	$728,906	$1,740,420	$1,377,083	$550,677

Credit Quality Indicators Consumer Credit Exposure
As of September 30, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,776,081	$10,019	$279,873
Special mention	5,553	437	8,972
Substandard	31,733	170	1,582
Doubtful	0	0	0

Total	$1,813,367	$10,626	$290,427

As of December 31, 2012
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,800,377	$10,678	$271,054
Special mention	7,866	394	0
Substandard	30,009	164	152
Doubtful	0	0	0

Total	$1,838,252	$11,236	$271,206

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$4,625	$4,625	$0	$15,591	$16,279	$0
Nonowner-occupied	7,764	8,477	0	10,907	14,601	0
Other commercial	26,053	33,298	0	3,036	5,501	0
Residential real estate	11,199	11,417	0	7,035	9,157	0
Construction & land development	9,149	10,002	0	7,682	10,089	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,800	$3,800	$539	$1,284	$1,284	$397
Nonowner-occupied	8,914	10,060	1,598	3,423	4,423	1,154
Other commercial	3,623	4,423	1,150	27,610	30,411	7,564
Residential real estate	7,797	8,319	4,324	5,635	7,028	1,427
Construction & land development	14,869	18,652	3,684	13,033	17,029	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$8,425	$8,425	$539	$16,875	$17,563	$397
Nonowner-occupied	16,678	18,537	1,598	14,330	19,024	1,154
Other commercial	29,676	37,721	1,150	30,646	35,912	7,564
Residential real estate	18,996	19,736	4,324	12,670	16,185	1,427
Construction & land development	24,018	28,654	3,684	20,715	27,118	3,659
Consumer:

	Impaired Loans
	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Bankcard	0	0	0	0	0	0
Other consumer	152	152	0	152	152	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,661	$68	$14,169	$163
Nonowner-occupied	12,035	27	20,208	159
Other commercial	18,947	389	5,269	51
Residential real estate	9,605	30	8,539	33
Construction & land development	8,688	119	9,546	44
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,313	$139	$982	$10
Nonowner-occupied	6,562	155	4,201	30
Other commercial	9,390	59	28,477	166
Residential real estate	5,773	105	9,272	5
Construction & land development	14,234	111	13,628	73
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$15,974	$207	$15,151	$173
Nonowner-occupied	18,597	182	24,409	189
Other commercial	28,337	448	33,746	217
Residential real estate	15,378	135	17,811	38
Construction & land development	22,922	230	23,174	117
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	152	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$13,530	$145	$10,652	$569
Nonowner-occupied	11,637	221	24,192	441
Other commercial	12,268	478	5,681	157
Residential real estate	8,530	197	11,764	245
Construction & land development	8,078	304	13,435	282
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	152	0
With an allowance recorded:

	Impaired Loans
	For the Nine Months Ended
	September 30, 2013		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$1,935	$166	$1,107	$44
Nonowner-occupied	5,518	204	3,495	100
Other commercial	16,616	991	25,781	1,527
Residential real estate	5,505	186	8,388	417
Construction & land development	13,934	378	12,861	252
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$15,465	$311	$11,759	$613
Nonowner-occupied	17,155	425	27,687	541
Other commercial	28,884	1,469	31,462	1,684
Residential real estate	14,035	383	21,152	662
Construction & land development	22,012	682	26,296	534
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	152	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2013, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,196 and $1,656 at September 30, 2013 and December 31, 2012, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended September 30, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,658	$10,330	$21,386	$15,490	$19,891	$2,706	$113	$74,574
Charge-offs	844	141	2,687	1,115	63	302	0	5,152
Recoveries	9	18	55	145	7	138	0	372
Provision	1,921	(652)	415	3,038	(352)	255	152	4,777

Ending balance	$5,744	$9,555	$19,169	$17,558	$19,483	$2,797	$265	$74,571

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2013

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	3,956	1,015	4,717	3,675	786	1,495	0	15,644
Recoveries	93	39	136	540	68	514	0	1,390
Provision	5,730	(2,345)	3,239	5,798	1,343	1,158	1	14,924

Ending balance	$5,744	$9,555	$19,169	$17,558	$19,483	$2,797	$265	$74,571

Ending Balance: individually evaluated for impairment	$539	$1,598	$1,150	$4,324	$3,684	$0	$0	$11,295
Ending Balance: collectively evaluated for impairment	$5,205	$7,957	$18,019	$13,234	$15,799	$2,797	$265	$63,276
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$676,807	$1,860,615	$1,310,790	$1,813,367	$641,219	$301,053	$0	$6,603,851
Ending Balance: individually evaluated for impairment	$6,503	$14,268	$25,885	$15,573	$20,154	$0	$0	$82,383
Ending Balance: collectively evaluated for impairment	$668,968	$1,836,977	$1,283,420	$1,794,828	$603,465	$301,044	$0	$6,488,702
Ending Balance: loans acquired with deteriorated credit quality	$1,336	$9,370	$1,485	$2,966	$17,600	$9	$0	$32,766

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2012

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	801	2,608	3,619	8,882	3,099	1,546	0	20,555
Recoveries	60	122	1,362	821	54	301	0	2,720
Provision	948	3,715	1,965	9,076	2,752	1,714	(2,308)	17,862

Ending balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901

Ending Balance: individually evaluated for impairment	$397	$1,154	$7,564	$1,427	$3,659	$0	$0	$14,201
Ending Balance: collectively evaluated for impairment	$3,480	$11,722	$12,947	$13,468	$15,199	$2,620	$264	$59,700
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$728,906	$1,740,420	$1,377,083	$1,838,252	$550,677	$282,442	$0	$6,517,780
Ending Balance: individually evaluated for impairment	$14,474	$12,101	$28,997	$8,541	$17,827	$0	$0	$81,940
Ending Balance: collectively evaluated for impairment	$712,776	$1,718,913	$1,346,600	$1,826,196	$515,718	$282,431	$0	$6,402,634
Ending Balance: loans acquired with deteriorated credit quality	$1,656	$9,406	$1,486	$3,515	$17,132	$11	$0	$33,206

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($34,846)	$8,588

Goodwill not subject to amortization			$375,559

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($33,327)	$10,107

Goodwill not subject to amortization			$375,583

United incurred amortization expense of $479 and $1,519 for the quarter and nine months ended September 30, 2013, respectively, and $697 and $2,183 for the quarter and nine months ended September 30, 2012, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2012:

Year	Amount
2013	$1,969
2014	1,478
2015	1,149
2016	1,089
2017 and thereafter	4,422

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2013, federal funds purchased were $12,170 while securities sold under agreements to repurchase were $178,938. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2013, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2013, United had an unused borrowing amount of approximately $1,575,575 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2013, United had $435,009 of FHLB advances with a weighted-average interest rate of 0.70% scheduled to mature within the next five years. Overnight funds of $100,000 were included in the $435,009 above at September 30, 2013. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2013	$377,870
2014	1,514
2015	4,541
2016	688
2017 and thereafter	50,396

Total	$435,009

At September 30, 2013, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2013, and December 31, 2012, the outstanding balance of the Debentures was $198,600 and $198,515, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of September 30, 2013.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,486,328 and $2,173,377 of loan commitments outstanding as of September 30, 2013 and December 31, 2012, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2013, United had no outstanding commercial letters of credit and $250 as of December 31, 2012. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $122,820 and $96,856 as of September 30, 2013 and December 31, 2012, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Subject to court approval and without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. (West Virginia) agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. By agreement of the parties and of the courts presiding over the cases, the proposed settlement is being considered by the West Virginia state court. On May 17, 2013, the West Virginia state court granted preliminary approval to the settlement and ordered the parties to provide notice of the settlement to the members of the class. On October 18, 2013, the West Virginia state court granted final settlement approval and dismissed the action. United fully accrued the $3.3 million settlement amount in the third quarter of 2012. During the second quarter of 2013, United transferred the $3.3 million to an escrow account for distribution to the plaintiffs by the court-appointed settlement administrator.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset,

liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2013, United has only fair value hedges.

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to other comprehensive income, net of tax. The portion of a hedge that is ineffective is recognized immediately in earnings. No hedge ineffectiveness existed on cash flow hedges for the nine months ended September 30, 2013 and 2012.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2013.

Derivative Classifications and Hedging Relationships

September 30, 2013

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$51,393	5.14%

Total Derivatives Used in Fair Value Hedges	$51,393

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$51,393

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,382	Other assets	$0

Total derivatives designated as hedging instruments		$1,382		$0

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$1,186	Other assets	$2,367

Total derivatives not designated as hedging instruments		$1,186		$2,367

Total asset derivatives		$2,568		$2,367

	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$224	Other liabilities	$1,914

Total derivatives designated as hedging instruments		$224		$1,914

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$1,186	Other liabilities	$2,367

Total derivatives not designated as hedging instruments		$1,186		$2,367

Total liability derivatives		$1,410		$4,281

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2013	September 30, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(157)	$(72)

Total derivatives in fair value hedging relationships			$(157)	$(72)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$218	$356
Interest rate contracts (2)	Other expense		$(218)	$(356)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(157)	$(72)

			Nine Months Ended
	Income Statement Location		September 30, 2013	September 30, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(401)	$(126)

Total derivatives in fair value hedging relationships			$(401)	$(126)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$1,181	$987
Interest rate contracts (2)	Other expense		$(1,181)	$(987)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(401)	$(126)

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2013, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2013. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2013 ranged from LIBOR plus 4.00% to LIBOR plus 18.00%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 16%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2013 Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,324	$0	$221,324	$0
State and political subdivisions	67,842	0	67,842	0
Residential mortgage-backed securities
Agency	126,348	0	126,348	0
Non-agency	18,478	0	18,478	0
Commercial mortgage-backed securities
Agency	235,498	0	235,498	0
Asset-backed securities	9,818	0	9,818	0
Trust preferred collateralized debt obligations	47,077	0	0	47,077
Single issue trust preferred securities	12,544	501	12,043	0
Other corporate securities	5,196	0	5,196	0

Total available for sale debt securities	744,125	501	696,547	47,077
Available for sale equity securities:
Financial services industry	1,933	623	1,310	0
Equity mutual funds (1)	419	419	0	0
Other equity securities	1,071	1,071	0	0

Total available for sale equity securities	3,423	2,113	1,310	0

Total available for sale securities	747,548	2,614	697,857	47,077
Derivative financial assets:
Interest rate contracts	2,568	0	2,568	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,410	0	1,410	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$337,522	$0	$337,522	$0

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
State and political subdivisions	80,428	0	80,428	0
Residential mortgage-backed securities
Agency	106,510	0	106,510	0
Non-agency	25,045	0	25,045	0
Asset-backed securities	11,709	0	11,709	0
Trust preferred collateralized debt obligations	40,613	0	0	40,613
Single issue trust preferred securities	12,129	499	11,630	0
Other corporate securities	5,283	0	5,283	0

Total available for sale debt securities	619,239	499	578,127	40,613
Available for sale equity securities:
Financial services industry	5,382	2,304	3,078	0
Equity mutual funds (1)	55	55	0	0
Other equity securities	949	949	0	0

Total available for sale equity securities	6,386	3,308	3,078	0

Total available for sale securities	625,625	3,807	581,205	40,613
Derivative financial assets:
Interest rate contracts	2,367	0	2,367	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,281	0	4,281	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2013	December 31, 2012
Balance, beginning of period	$40,613	$42,369
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(834)	(5,970)
Included in other comprehensive income	7,298	4,214

Balance, ending of period	$47,077	$40,613

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2013. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first nine months of 2013.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2013	Fair Value Measurements at September 30, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$39,003	$0	$19,925	$19,078	$1,247
OREO	42,537	0	41,985	552	1,992

Description	Balance as of December 31, 2012	at December 31, 2012 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$50,985	$0	$28,947	$22,038	$3,238
OREO	49,484	0	45,588	3,896	3,677

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Cash and cash equivalents	$342,039	$342,039	$0	$342,039	$0
Securities available for sale	747,548	747,548	2,614	697,857	47,077
Securities held to maturity	42,252	40,699	0	35,207	5,492
Other securities	69,469	69,146	0	0	69,146
Loans held for sale	3,760	3,760	0	3,760	0
Loans	6,520,924	6,524,502	0	0	6,524,502
Derivative financial assets	2,568	2,568	0	2,568	0
Deposits	6,605,634	6,620,015	0	6,620,015	0
Short-term borrowings	291,108	291,108	0	291,108	0
Long-term borrowings	533,609	522,509	0	522,509	0
Derivative financial liabilities	1,410	1,410	0	1,410	0

December 31, 2012
Cash and cash equivalents	$432,077	$432,077	$0	$432,077	$0
Securities available for sale	625,625	625,625	3,807	581,205	40,613
Securities held to maturity	43,467	42,696	0	36,999	5,697
Other securities	60,310	57,643	0	0	57,643
Loans held for sale	17,762	17,762	0	17,762	0
Loans	6,437,515	6,473,974	0	0	6,473,974
Derivative financial assets	2,367	2,367	0	2,367	0
Deposits	6,752,986	6,776,012	0	6,776,012	0
Short-term borrowings	314,962	314,962	0	314,962	0
Long-term borrowings	284,926	277,899	0	277,899	0
Derivative financial liabilities	4,281	4,281	0	4,281	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first nine months of 2013, a total of 194,225 non-qualified stock options and 52,825 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $466 thousand and $1.32 million related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the third quarter and first nine months of 2013, respectively, as compared to the compensation expense of $496 thousand and $1.38 million related to the nonvested awards under the 2006 Stock Option Plan incurred for the third quarter and first nine months of 2012, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2013, and the changes during the first nine months of 2013 are presented below:

	Nine Months Ended September 30, 2013
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2013	1,629,237			$29.64
Granted	194,225			26.24
Exercised	70,570			22.56
Forfeited or expired	121,050			32.29

Outstanding at September 30, 2013	1,631,842	$2,677	5.1	$29.34

Exercisable at September 30, 2013	1,039,832	$2,079	3.3	$30.07

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2013:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	770,750	$7.04
Granted	194,225	5.74
Vested	348,465	6.33
Forfeited or expired	24,500	7.58

Nonvested at September 30, 2013	592,010	$7.01

During the nine months ended September 30, 2013 and 2012, 70,570 and 7,510 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the nine months ended September 30, 2013 and 2012. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2013 and 2012 was $363 thousand and $98 thousand, respectively.

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

The following summarizes the changes to United’s restricted common shares for the nine months ended September 30, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	51,125	$29.40
Granted	52,825	26.19
Vested	16,789	28.96
Forfeited	1,296	28.01

Outstanding at September 30, 2013	85,865	$27.53

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

Net periodic pension cost for the three and nine months ended September 30, 2013 and 2012 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$777	$704	$2,304	$2,096
Interest cost	1,235	1,213	3,665	3,613
Expected return on plan assets	(2,097)	(2,011)	(6,223)	(5,989)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,184	1,037	3,515	3,089
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$1,100	$944	$3,262	$2,810

Weighted-Average Assumptions:
Discount rate	4.40%	5.15%	4.40%	5.15%
Expected return on assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase (prior to age 45)	3.75%	3.75%	3.75%	3.75%
Rate of compensation increase	2.75%	2.75%	2.75%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2013, United has provided a liability for $2,030 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service and State Taxing authorities for the years ended December 31, 2009 through December 31, 2012.

As of September 30, 2013 and 2012, the total amount of accrued interest related to uncertain tax positions was $427 and $768, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net Income	$22,170	$19,334	$65,968	$61,393
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(2,558)	(1,172)	(8,838)
Related income tax effect	0	895	410	3,093
Less : OTTI charges recognized in net income	0	2,255	971	5,374
Related income tax benefit	0	(789)	(340)	(1,881)
Reclassification of previous noncredit OTTI to credit OTTI	0	950	1,458	3,846
Related income tax benefit	0	(331)	(510)	(1,345)

Net unrealized (losses) gains on AFS securities with OTTI	0	422	817	249
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	4,680	3,027	1,080	1,929
Related income tax effect	(1,638)	(1,059)	(378)	(675)
Net reclassification adjustment for (gains) losses included in net income	(101)	(17)	(476)	17
Related income tax expense (benefit)	36	6	167	(6)

	2,977	1,957	393	1,265

Net effect of AFS securities on other comprehensive income	2,977	2,379	1,210	1,514
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	6	6
Related income tax expense	0	0	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	2	4	4
Pension plan:
Amortization of prior service cost	1	1	1	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	1,184	1,037	3,515	3,089
Related income tax benefit	(445)	(421)	(1,293)	(1,234)

Net effect of change in pension plan asset on other comprehensive income	740	617	2,223	1,856

Total change in other comprehensive income	3,719	2,998	3,437	3,374

Total Comprehensive Income	$25,889	$22,332	$69,405	$64,767

The components of accumulated other comprehensive income for the nine months ended September 30, 2013 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Nine Months Ended September 30, 2013

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2013	($29,687)	($72)	($35,989)	($65,748)
Other comprehensive income before reclassification	571	4	0	575
Amounts reclassified from accumulated other comprehensive income	639	0	2,223	2,862

Net current-period other comprehensive income, net of tax	1,210	4	2,223	3,437

Balance at September 30, 2013	($28,477)	($68)	($33,766)	($62,311)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2013

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$1,458	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(476)	Net gains on sales/calls of investment securities

	982	Total before tax
Related income tax effect	(343)	Tax expense

	639	Net of tax
Pension plan:
Amortization of transition asset	1 (a)
Recognized net actuarial loss	3,515 (a)

	3,516	Total before tax
Related income tax effect	(1,293)	Tax expense

	2,223	Net of tax

Total reclassifications for the period	$2,862

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$15,597	$15,572	$46,760	$46,715
Undistributed earnings allocated to common stock	6,538	3,743	19,104	14,622

Net earnings allocated to common shareholders	$22,135	$19,315	$65,864	$61,337

Average common shares outstanding	50,378,613	50,276,074	50,336,741	50,262,089
Equivalents from stock options	94,346	19,088	65,714	36,909

Average diluted shares outstanding	50,472,959	50,295,162	50,402,455	50,298,998

Earnings per basic common share	$0.44	$0.38	$1.31	$1.22
Earnings per diluted common share	$0.44	$0.38	$1.31	$1.22

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

On July 11, 2012, a wholly-owned subsidiary of United submitted a redemption notice to the trustee of Sequoia Trust I, to redeem $5.0 million of the trust preferred securities outstanding. The Federal Reserve Board did not object to the partial redemption of the securities. The redemption was made by a cash payment on August 20, 2012 (the Redemption Date) equal to the redemption price of 104.581% of $5.0 million of the principal amount of the Securities (total of $5.23 million) plus any accrued and unpaid interest up to the Redemption Date. The partial redemption was funded with excess cash currently available to United.

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2013			As of December 31, 2012
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$200,976	$194,263	$6,713	$201,297	$194,636	$6,661

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The

Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (CET1), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to current rules impacting United’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of September 30, 2013, United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

The Basel III Capital Rules adopted in July of 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2013, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, which are included elsewhere in this document.

USE OF NON-GAAP FINANCIAL MEASURES

This discussion and analysis contains certain financial measures that are not recognized under GAAP. Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each “non-GAAP” financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure.

Generally, United has presented these non-GAAP financial measures because it believes that these measures provide meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of these non-GAAP financial measures is consistent with how United’s management evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent net interest income and noninterest income excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities. Management believes these non-GAAP financial measures to be helpful in understanding United’s results of operations or financial position. However, this non-GAAP information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as reconciliation to that comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure, can be found within this discussion and analysis. Investors should recognize that United’s presentation of these non-GAAP financial measures might not be comparable to similarly titled measures at other companies.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, allowance for credit losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for credit losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2013, the allowance for loan losses was $74.6 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.5 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first nine months of 2013 net income by approximately $4.8 million, or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for credit losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio and lending related commitments. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. Additional information relating to United’s allowance for credit losses including the methodology used to determine the allowance for credit losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

Investment Securities

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt and equity securities as either held to maturity or available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of shareholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of Trup Cdos, management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

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

At September 30, 2013, approximately 9.77% of total assets, or $831.66 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.98% or $764.95 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.02% or $66.71 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At September 30, 2013, only $1.41 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2013 were $8.51 billion which was an increase of $93.81 million or 1.11% from December 31, 2012. The increase was primarily the result of an $84.08 million or 1.29% increase in portfolio loans and a $129.87 million or 17.80% increase in investment securities. Partially offsetting these increases in total assets was a $90.04 million or 20.84% decrease in cash and cash equivalents, a $14 million or 78.83% decrease in loans held for sale, and a $12.03 million or 3.66% decrease in other assets. The increase in total assets is reflected in a corresponding increase in total liabilities of $68.35 million or less than 1% from year-end 2012. The increase in total liabilities was due mainly to an increase of $224.83 million or 37.48% in borrowings, which was partially offset by a $147.35 million or 2.18% decrease in deposits and a $9.67 million or 13.21% decrease in accrued expenses from year-end 2012. Shareholders’ equity increased $25.46 million or 2.57% from year-end 2012.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2013 decreased $90.04 million or 20.84% from year-end 2012. Of this total decrease, interest-bearing deposits with other banks decreased $92.23 million or 33.72% as United placed less excess cash in an interest-bearing account with the Federal Reserve. In addition, federal funds sold decreased $302 thousand or 29.58%. Partially offsetting these decreases in cash and cash equivalents was a $2.50 million or 1.59%

increase in cash and due from banks. During the first nine months of 2013, net cash of $106.75 million and $32.46 million was provided by operating activities and financing activities, respectively. Net cash of $229.25 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2013 and 2012.

Securities

Total investment securities at September 30, 2013 increased $129.87 million or 17.80% from year-end 2012. Securities available for sale increased $121.92 million or 19.49%. This change in securities available for sale reflects $587.38 million in sales, maturities and calls of securities, $709.88 million in purchases, and an increase of $605 thousand in market value. Securities held to maturity decreased $1.22 million or 2.80% from year-end 2012 due to calls and maturities of securities. Other investment securities increased $9.16 million or 15.19% from year-end 2012 due to net purchases of $9.47 million in FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2012:

(Dollars in thousands)	September 30 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,324	$337,522	$(116,198)	(34.43%)
State and political subdivisions	67,842	80,428	(12,586)	(15.65%)
Mortgage-backed securities	380,324	131,555	248,769	189.10%
Asset-backed securities	9,818	11,709	(1,891)	(16.15%)
Marketable equity securities	3,423	6,386	(2,963)	(46.40%)
Trust preferred collateralized debt obligations	47,077	40,613	6,464	15.92%
Single issue trust preferred securities	12,544	12,129	415	3.42%
Corporate securities	5,196	5,283	(87)	(1.65%)

Total available for sale securities, at fair value	$747,548	$625,625	$121,923	19.49%

The following table summarizes the changes in the held to maturity securities since year-end 2012:

(Dollars in thousands)	September 30 2013	December 31 2012	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,801	$10,916	$(115)	(1.05%)
State and political subdivisions	11,617	12,515	(898)	(7.18%)
Mortgage-backed securities	52	61	(9)	(14.75%)
Single issue trust preferred securities	19,762	19,750	12	0.06%
Other corporate securities	20	225	(205)	(91.11%)

Total held to maturity securities, at amortized cost	$42,252	$43,467	$(1,215)	(2.80%)

At September 30, 2013, gross unrealized losses on available for sale securities were $52.37 million. Securities in an unrealized loss position at September 30, 2013 consisted primarily of Trup Cdos, agency commercial mortgage-backed securities and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions.

As of September 30, 2013, United’s mortgage-backed securities had an amortized cost of $384.58 million, with an estimated fair value of $380.38 million. The portfolio consisted primarily of $123.79 million in agency residential mortgage-backed securities with a fair value of $126.41 million, $18.32 million in non-agency residential mortgage-backed securities with an estimated fair value of $18.48 million, and $242.48 million in commercial agency mortgage-

backed securities with an estimated fair value of $235.50 million. As of September 30, 2013, United’s asset-backed securities had an amortized cost of $9.85 million, with an estimated fair value of $9.82 million.

As of September 30, 2013, United’s corporate securities had an amortized cost of $131.50 million, with an estimated fair value of $84.80 million. The portfolio consisted primarily of $89.36 million in Trup Cdos with a fair value of $47.08 million and $34.10 million in single issue trust preferred securities with an estimated fair value of $29.09 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $8.03 million and a fair value of $8.64 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. Senior tranches represent $16.28 million of the Company’s pooled securities, while mezzanine tranches represent $73.08 million. Of the $73.08 million in mezzanine tranches, $22.86 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of September 30, 2013, $7.79 million of the Trup Cdos were investment grade, $5.00 million were split-rated, and the remaining $76.57 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of September 30, 2013, United’s single issue trust preferred securities had an amortized cost of $34.10 million. Of the $34.10 million, $10.90 million or 31.96% were investment grade; $633 thousand or 1.86% were unrated; $7.91 million or 23.20% were split rated; and $14.66 million or 42.98% were below investment grade. The two largest exposures accounted for 50.71% of the $34.10 million. These included Wells Fargo at $9.90 million and SunTrust Bank at $7.39 million. All single-issue trust preferred securities, with the exception of two securities totaling $633 thousand, are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos with at least one rating below investment grade as of September 30, 2013:

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss	Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$3,485	$3,422	$63	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	7,350	4,245	3,105	6,476
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,246	462	784	1,546
SECURITY 5	Mezzanine	C-2	C	NR	C	1,978	585	1,393	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	687	1,229	1,316
SECURITY 7	Mezzanine	B-1	Caa2	NR	C	4,476	1,580	2,896	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	1,561	2,115	1,651
SECURITY 9	Senior (org Mezz)	Mez	Ca	NR	C	7,995	5,894	2,101	3,214
SECURITY 10	Mezzanine	B	Ca	NR	D	5,411	1,440	3,971	10,589
SECURITY 11	Mezzanine	B-1	Ca	NR	D	6,416	1,700	4,716	3,575
SECURITY 12	Senior (org Mezz)	Mez	Caa3	NR	C	1,996	1,297	699	588

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss	Credit- Related OTTI
SECURITY 13	Senior (org Mezz)	Mez	Caa3	NR	C	1,164	756	408	406
SECURITY 14	Mezzanine	B-1	Ca	NR	C	3,600	1,254	2,346	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	2,700	3,736	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,822	1,400	2,422	1,179
SECURITY 17	Mezzanine	B-1	Ca	NR	C	2,250	900	1,350	750
SECURITY 18	Senior	A-3	Aa2	B+	A	5,000	3,350	1,650	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	4,354	2,743	1,611	0
SECURITY 20	Mezzanine	B-2	NR	CCC+	CCC	4,000	2,080	1,920	0
SECURITY 21	Mezzanine	B-1	NR	CCC-	CCC	2,500	1,375	1,125	0
SECURITY 22	Mezzanine	B-1	Caa1	NR	C	2,500	1,050	1,450	0

						$81,571	$40,481	$41,090	$36,748

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	8	10.7%	13.3%	7.3%	70 - 90%	(51.1)%	72.3%	27.7%
2	7	2.2%	9.7%	7.1%	0 - 90%	(72.6)%	51.9%	48.1%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100.0%
4	31	22.5%	13.4%	7.1%	0 - 90%	(20.0)%	43.1%	56.9%
5	39	10.4%	12.9%	6.9%	60 - 90%	(4.7)%	91.3%	8.7%
6	42	7.8%	18.8%	6.2%	0 - 90%	(20.4)%	58.5%	41.5%
7	23	4.5%	15.8%	7.5%	0 - 60%	(13.9)%	85.0%	15.0%
8	29	3.2%	21.8%	6.9%	50 - 75%	(26.8)%	68.3%	31.7%
9	4	4.0%	18.3%	7.6%	90%	(47.6)%	71.9%	28.1%
10	8	4.6%	14.6%	6.5%	10%	(67.9)%	33.8%	66.2%
11	14	11.8%	20.9%	11.3%	60 - 90%	(38.2)%	64.2%	35.8%
12	7	0.0%	19.5%	5.9%	N/A	(4.0)%	89.3%	10.7%
13	7	0.0%	19.5%	5.9%	N/A	(4.0)%	89.3%	10.7%
14	32	27.2%	7.5%	7.5%	15 - 90%	(5.2)%	89.0%	11.0%
15	15	6.5%	19.0%	10.4%	25 - 90%	(37.2)%	64.4%	35.6%
16	17	6.1%	17.9%	6.9%	0 - 90%	(25.6)%	76.4%	23.6%
17	28	9.9%	15.0%	8.0%	0 - 90%	(10.5)%	75.0%	25.0%
18	31	7.2%	12.9%	6.7%	15%	45.8%	100.0%	0.0%
19	6	0.6%	4.6%	7.1%	90%	25.4%	100.0%	0.0%
20	19	4.5%	4.0%	7.2%	0%	21.9%	100.0%	0.0%
21	14	9.3%	0.0%	6.4%	15%	10.5%	100.0%	0.0%
22	33	4.9%	11.5%	7.8%	50 - 90%	(1.3)%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

The Company defines “Excess Subordination” as all outstanding collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of the deferring but not defaulted collateral and (iii) the amount of each Trup Cdo’s debt that is either senior to or pari passu with our security’s priority level.

The calculation of excess subordination in the above table does not consider the OTTI the Company has recognized on these securities. While the ratio of excess subordination provides some insight on overall collateralization levels, the Company completes an expected cash flow analysis each quarter to determine whether an adverse change in future cash flows has occurred under ASC 320. The standard specifies that a cash flow projection can be present-valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. The Company utilizes the cash flow models to determine the net realizable value and assess whether additional OTTI has occurred.

While the ratio of excess subordination provides some insight on overall collateralization levels, the Company does not utilize this ratio to calculate OTTI. The ratio of excess subordination represents only one component of the projected cash flow. The Company believes the excess subordination is limited as it does not consider the following:

•	Waterfall structure and redirection of cash flows

•	Excess interest spread

•	Cash reserves

The collateral backing of a particular tranche can be increased by decreasing the more senior liabilities of the Trup Cdo tranche. This occurs when collateral deterioration due to defaults and deferrals triggers alternative waterfall provisions of the cash flow. The waterfall structure of the bond requires the excess spread to be rerouting away from the most junior classes of debt (which includes the income notes) in order to pay down the principal of the most senior liabilities. As these senior liabilities are paid down, the senior and mezzanine tranches become better secured (due to the rerouting away from the income notes). Therefore, variances will exist between the calculated excess subordination measure and the amount of OTTI recognized due to the impact of the specific structural features of each bond as it relates to the cash flow models.

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of September 30, 2013:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Gain/Loss
Emigrant Bank	NR	NR	CCC	$5,654	$4,140	($1,514)
Bank of America	Ba2	NR	BB+	4,563	4,000	(563)
M&T Bank	NR	BBB	BB+	2,982	3,269	287
Citigroup	Ba2	BB	BB+	504	501	(3)
Bank of America	Ba2	BB+	BB+	500	502	2

				$14,203	$12,412	($1,791)

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.39 million) and Royal Bank of Scotland ($972 thousand).

During the first nine months of 2013, United recognized net other-than-temporary impairment charges totaling $971 thousand on certain Trup Cdos and one marketable equity security, which are not expected to be sold. No net other-than-temporary impairment charges were recognized during the third quarter of 2013. Other than these securities, management does not believe that any other individual security with an unrealized loss as of September 30, 2013 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $14.00 million or 78.83% as loan sales exceeded loan originations in the secondary market during the first nine months of 2013. Portfolio loans, net of unearned income, increased $84.08 million or 1.29% from year-end 2012 mainly due to a $90.54 million or 16.44% increase in construction and land development loans and an $18.61 million or 6.59% increase in consumer loans. The total commercial, financial and agricultural loans category remained flat, increasing $1.8 million or less than 1%. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $120.20 million or 6.91% while commercial loans (not secured by real estate) and owner-occupied commercial real estate loans decreased $66.29 million or 4.81% and $52.10 million or 7.15%, respectively. Partially offsetting these increases in portfolio loans was a decrease of $24.89 million or 1.35% in residential real estate loans.

The following table summarizes the changes in the loan categories since year-end 2012:

(Dollars in thousands)	September 30 2013	December 31 2012	$ Change	% Change
Loans held for sale	$3,760	$17,762	$(14,002)	(78.83%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$676,807	$728,906	$(52,099)	(7.15%)
Nonowner-occupied commercial real estate	1,860,615	1,740,420	120,195	6.91%
Other commercial loans	1,310,790	1,377,083	(66,293)	(4.81%)

Total commercial, financial, and agricultural	$3,848,212	$3,846,409	$1,803	0.05%
Residential real estate	1,813,367	1,838,252	(24,885)	(1.35%)
Construction & land development	641,219	550,677	90,542	16.44%
Consumer:
Bankcard	10,626	11,236	(610)	(5.43%)
Other consumer	290,427	271,206	19,221	7.09%
Less: Unearned income	(8,356)	(6,364)	(1,992)	31.30%

Total Loans, net of unearned income	$6,595,495	$6,511,416	$84,079	1.29%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $12.03 million or 3.66% from year-end 2012 mainly as a result of decreases in prepaid FDIC assessments of $16.36 million due to a refund by the FDIC of unused accrued insurance premiums, OREO of $6.95 million due to fewer sales and write-downs, and core deposit intangibles of $1.52 million due to amortization. Partially offsetting these decreases from year-end 2012 was an increase of $4.13 million in deferred tax assets due to timing differences in payments and a net increase of $2.62 million in cash surrender values of bank-owned life insurance policies.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2013 decreased $147.35 million or 2.18% from year-end 2012. In terms of composition, noninterest-bearing deposits remained flat, increasing $3.43 million or less than 1% while interest-bearing deposits decreased $150.78 million or 3.06% from December 31, 2012.

Within the interest-bearing deposits category, time deposits under $100,000 decreased $106.47 million or 10.28%, time deposits over $100,000 decreased $35.95 million or 3.76%, interest-bearing checking accounts decreased $16.69 million or 1.38%, and interest-bearing money market accounts (MMDAs) decreased $15.56 million or 1.29% due in large part to historically low interest rates. The $106.47 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $113.96 million. The $35.95 million decrease in time deposits over $100,000 is due to a $53.22 million decrease in fixed rate CDs over $100,000 which was partially offset by a $20.46 million increase in Deposit Account Registry Service (CDARS) balances over $100,000. The $16.69 million decrease in interest-bearing checking accounts is due to decreases in personal and commercial interest-bearing checking accounts of $70.45 million and $2.43 million, respectively, which were partially offset by a $56.20 million increase in state and municipal interest-bearing checking accounts. The $15.56 million decrease in interest-bearing MMDAs is mainly due to a $26.59 million decrease in personal MMDAs which was partially offset by increases of $3 million and $8 million in commercial and public MMDAs, respectively. Partially offsetting these decreases in interest-bearing deposits is a $23.89 million or 4.57% increase in regular savings accounts mainly due to an increase of $22.94 million in personal savings accounts.

The following table summarizes the changes in the deposit categories since year-end 2012:

(Dollars In thousands)	September 30 2013	December 31 2012	$ Change	% Change
Demand deposits	$1,827,836	$1,824,411	$3,425	0.19%
Interest-bearing checking	1,193,777	1,210,463	(16,686)	(1.38%)
Regular savings	547,230	523,336	23,894	4.57%
Money market accounts	1,187,780	1,203,341	(15,561)	(1.29%)
Time deposits under $100,000	929,345	1,035,815	(106,470)	(10.28%)
Time deposits over $100,000	919,666	955,620	(35,954)	(3.76%)

Total deposits	$6,605,634	$6,752,986	$(147,352)	(2.18%)

Borrowings

Total borrowings at September 30, 2013 increased $224.83 million or 37.48% during the first nine months of 2013. Since year-end 2012, short-term borrowings decreased $23.85 million or 7.57% due to a $30.58 million decrease in securities sold under agreements to repurchase, which was partially offset by a $6.72 million increase in fed funds purchased. Long-term borrowings increased $248.68 million or 87.28% since year-end 2012 as a result of a $248.60 million increase in FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2012:

(Dollars in thousands)	September 30 2013	December 31 2012	$ Change	% Change
Federal funds purchased	$12,170	$5,446	$6,724	123.47%
Securities sold under agreements to repurchase	178,938	209,516	(30,578)	(14.59%)
Short-term FHLB advances	100,000	100,000	0	0.00%
Long-term FHLB advances	335,009	86,411	248,598	287.69%
Issuances of trust preferred capital securities	198,600	198,515	85	0.04%

Total borrowings	$824,717	$599,888	$224,829	37.48%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2013 decreased $9.67 million or 13.21% from year-end 2012 mainly due to a $3.17 million decrease in income taxes payable due to timing differences in payments, a $2.93 million decrease in accrued expenses and other liabilities, a $2.87 million decrease in derivative liabilities, a $590 thousand decrease in incentives payable, and a $959 thousand decrease other taxes payable.

Shareholders’ Equity

Shareholders’ equity at September 30, 2013 increased $25.46 million or 2.57% from December 31, 2012, as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends declared which equaled $19.13 million for the first nine months of 2013.

Accumulated other comprehensive income increased $3.44 million or 5.23% due mainly to the after-tax accretion of pension costs of $2.22 million and the after tax non-credit portion of OTTI losses of $816 thousand for the first nine months of 2013. In addition, United’s available for sale investment portfolio, net of deferred income taxes, increased $393 thousand.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2013 was $65.97 million or $1.31 per diluted share compared to $61.39 million or $1.22 per share for the first nine months of 2012. Net income for the third quarter of 2013 was $22.17 million or $0.44 per diluted share, as compared to $19.33 million or $0.38 per diluted share for the prior year third quarter. United’s annualized return on average assets for the first nine months of 2013 was 1.05% and return on average shareholders’ equity was 8.72% as compared to 0.97% and 8.32% for the first nine months of 2012. For the third quarter of 2013, United’s annualized return on average assets was 1.04% and return on average shareholders’ equity was 8.64% as compared to 0.92% and 7.76% for the third quarter of 2012.

The results for the first nine months of 2013 included noncash, before-tax, other-than-temporary impairment charges of $971 thousand on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013. The results for the first nine months and third quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $5.37 million and $2.26 million, respectively, on certain investment securities. The results for the first nine months and third quarter of 2012 also included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia.

Net interest income for the first nine months of 2013 was $200.66 million, a decrease of $7.38 million or 3.55% from the prior year’s first nine months. Net interest income for the third quarter of 2013 was $67.63 million, a decrease of $2.38 million or 3.41% from prior year’s third quarter. The provision for loan losses was $14.92 million and $4.78 million for the first nine months and third quarter of 2013, respectively, as compared to $11.92 million and $4.35 million for the first nine months and third quarter of 2012, respectively.

Noninterest income for the first nine months of 2013 was $55.78 million which was an increase of $6.24 million or 12.58% from the first nine months of 2012. For the third quarter of 2013, noninterest income was $18.34 million, an increase of $1.70 million or 10.23% from the third quarter of 2012. Included in noninterest income were the previously mentioned other-than-temporary impairment charges on investment securities. For the first nine months of 2013, noninterest expense decreased $10.02 million or 6.44% from the first nine months of 2012. For the third quarter of 2013, noninterest expense decreased $5.28 million or 9.81% from the third quarter of 2012.

For the first nine months of 2013 and 2012, income tax expense was $30.16 million and $28.89 million, respectively. The effective tax rate for the first nine months of 2013 and 2012 was 31.38% and 32.00%, respectively. Income taxes for the third quarter of 2013 were $10.43 million as compared to $9.10 million for the third quarter of 2012. For the quarters ended September 30, 2013 and 2012, United’s effective tax rate was 32.00% for both quarters.

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

Net interest income for the first nine months of 2013 was $200.66 million, which was a decrease of $7.38 million or 3.55% from the first nine months of 2012. The $7.38 million decrease in net interest income occurred because total interest income decreased $15.71 million while total interest expense declined $8.33 million from the first nine months of 2012. Net interest income for the third quarter of 2013 was $67.63 million, which was a decrease of $2.38 million or 3.41% from the third quarter of 2012. The $2.38 million decrease in net interest income occurred because total interest income decreased $4.63 million while total interest expense declined $2.25 million from the third quarter of 2012. On a linked-quarter basis, net interest income for the third quarter of 2013 increased $1.43 million or 2.16% from the second quarter of 2013. The $1.43 million increase in net interest income occurred because total interest income increased $1.22 million while total interest expense declined $207 thousand from the second quarter of 2013. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2013 was $205.18 million, a decrease of $7.63 million or 3.59% from the first nine months of 2012 due mainly to a decrease in the average yield on earning assets. The first nine months of 2013 average yield on earning assets decreased 26 basis points from the first nine months of 2012. In addition, average earning assets were flat, decreasing $24.13 million or less than 1% from the first nine months of 2012 as average short-term investments declined $261.29 million or 52.80%. Average net loans did increase $233.76 million or 3.77% for the first nine months of 2013 from the first nine months of 2012 to somewhat mitigate the decrease in average short-term investments. Average investment securities were relatively flat, increasing only $3.40 million or less than 1%. Partially offsetting the decreases to tax-equivalent net interest income for the first nine months of 2013 was a decline of 18 basis points in the average cost of funds as compared to the first nine months of 2012. The net interest margin for the first nine months of 2013 was 3.68%, which was a decrease of 12 basis points from a net interest margin of 3.80% for the first nine months of 2012.

Tax-equivalent net interest income for the third quarter of 2013 was $69.12 million, a decrease of $2.44 million or

3.41% from the third quarter of 2012 due mainly to a decrease in the average yield on earning assets. The third quarter of 2013 average yield on earning assets decreased 36 basis points from the third quarter of 2012. Partially offsetting this decrease to tax-equivalent net interest income for the third quarter of 2013 was an increase of $167.43 million or 2.27% in average earning assets from the third quarter of 2012. Average net loans and average investment securities increased $181.93 million or 2.89% and $75.18 million or 10.07%, respectively, while short-term investments declined $89.68 million or 27.24%. In addition, the average cost of funds for the third quarter of 2013 declined 17 basis points as compared to the third quarter of 2012. The net interest margin for the third quarter of 2013 was 3.65%, which was a decrease of 22 basis points from a net interest margin of 3.87% for the third quarter of 2012.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2013 increased $1.41 million or 2.09% due mainly to an increase in average earning assets and a decrease in the average cost of funds. Average earning assets increased $106.25 million or 1.43% during the quarter. Average net loans were flat for the quarter, increasing $50.72 million or less than 1%. Average investment securities increased $53.71 million or 7.00% while average short-term investments were flat, increasing $1.81 million or less than 1% for the quarter. The third quarter of 2013 average cost of funds decreased 3 basis points while the average yield on earning assets also decreased 3 basis points from the second quarter of 2013. The net interest margin of 3.65% for the third quarter of 2013 was the same as the net interest margin for the second quarter of 2013.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2013, September 30, 2012 and June 30, 2013 and the nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2013	2012	2013
Net interest income, GAAP basis	$67,630	$70,014	$66,203
Tax-equivalent adjustment (1)	1,494	1,552	1,509

Tax-equivalent net interest income	$69,124	$71,566	$67,712

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2013	2012
Net interest income, GAAP basis	$200,655	$208,035
Tax-equivalent adjustment (1)	4,527	4,781

Tax-equivalent net interest income	$205,182	$212,816

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$239,501	$157	0.26%	$329,177	$145	0.18%
Investment Securities:
Taxable	742,505	4,585	2.47%	649,466	4,843	2.98%
Tax-exempt	78,929	1,076	5.45%	96,788	1,268	5.24%

Total Securities	821,434	5,661	2.76%	746,254	6,111	3.28%
Loans, net of unearned income (2)	6,551,106	72,381	4.39%	6,367,867	76,632	4.79%
Allowance for loan losses	(74,712)			(73,398)

Net loans	6,476,394		4.44%	6,294,469		4.85%

Total earning assets	7,537,329	$78,199	4.12%	7,369,900	$82,888	4.48%

Other assets	908,697			946,199

TOTAL ASSETS	$8,446,026			$8,316,099

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,792,755	$6,569	0.54%	$4,959,606	$7,844	0.63%
Short-term borrowings	410,574	276	0.27%	280,319	59	0.08%
Long-term borrowings	383,786	2,230	2.31%	287,661	3,419	4.73%

Total Interest-Bearing Funds	5,587,115	9,075	0.64%	5,527,586	11,322	0.81%

Noninterest-bearing deposits	1,796,258			1,754,351
Accrued expenses and other liabilities	44,497			42,513

TOTAL LIABILITIES	7,427,870			7,324,450
SHAREHOLDERS’ EQUITY	1,018,156			991,649

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,446,026			$8,316,099

NET INTEREST INCOME		$69,124			$71,566

INTEREST SPREAD			3.48%			3.67%
NET INTEREST MARGIN			3.65%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$233,538	$446	0.26%	$494,828	$903	0.24%
Investment Securities:
Taxable	692,133	11,973	2.31%	670,920	13,841	2.75%
Tax-exempt	84,100	3,365	5.34%	101,914	4,050	5.30%

Total Securities	776,233	15,338	2.63%	772,834	17,891	3.09%
Loans, net of unearned income (2)	6,508,355	217,258	4.46%	6,273,433	230,216	4.90%
Allowance for loan losses	(74,651)			(73,490)

Net loans	6,433,704		4.51%	6,199,943		4.96%

Total earning assets	7,443,475	$233,042	4.19%	7,467,605	$249,010	4.45%

Other assets	923,766			945,296

TOTAL ASSETS	$8,367,241			$8,412,901

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,846,751	$20,403	0.56%	$5,096,255	$24,776	0.65%
Short-term borrowings	380,818	694	0.24%	276,566	184	0.09%
Long-term borrowings	318,187	6,763	2.84%	313,876	11,234	4.78%

Total Interest-Bearing Funds	5,545,756	27,860	0.67%	5,686,697	36,194	0.85%

Non-interest bearing deposits	1,759,629			1,694,676
Accrued expenses and other liabilities	50,509			45,289

TOTAL LIABILITIES	7,355,894			7,426,662
SHAREHOLDERS’ EQUITY	1,011,347			986,239

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,367,241			$8,412,901

NET INTEREST INCOME		$205,182			$212,816

INTEREST SPREAD			3.52%			3.60%
NET INTEREST MARGIN			3.68%			3.80%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2013 and 2012 was $14.92 million and $11.92 million, respectively. For the quarters ended September 30, 2013 and 2012, the provision for loan losses was $4.78 million and $4.35 million, respectively. Net charge-offs for the first nine months of 2013 were $14.25 million as compared to $12.04 million for the first nine months of 2012. Net charge-offs were $4.78 million for the third quarter of 2013 as compared to net charge-offs of $4.01 million for the same quarter in 2012. These higher amounts of provision expense and net charge-offs for 2013 compared to 2012 were due mainly to losses recognized for two large commercial credit relationships which related to an information technology consulting firm and a company that owns and operates convenience stores. Annualized net charge-offs as a percentage of average loans were 0.29% for both first nine months and third quarter of 2013, respectively. United’s most recently reported Federal Reserve peer group’s net charge-offs to average loans percentage was 0.31% for the second quarter of 2013. On a linked-quarter basis, United’s provision for loan losses decreased $183 thousand while net charge-offs increased $236 thousand from the second quarter of 2013.

At September 30, 2013, nonperforming loans were $83.12 million or 1.26% of loans, net of unearned income compared to nonperforming loans of $92.80 million or 1.43% of loans, net of unearned income at December 31, 2012. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $9.70 million at September 30, 2013, a decrease of $8.37 million or 46.33% from $18.07 million at year-end 2012. The decrease in loans past due 90 days or more was primarily due to the transfer of several large relationships to nonaccrual. At September 30, 2013, nonaccrual loans were $66.08 million, a decrease of $5.48 million or 7.66% from $71.56 million at year-end 2012. The decrease in nonaccrual loans was primarily due to several offsetting factors. As mentioned above, nonaccrual loans increased due to the transfer of several large relationships delinquent in excess of 90 days or more into nonaccrual. This was offset by charge-offs recognized on several impaired nonaccrual relationships and foreclosure on several properties which led to a transfer from nonaccrual to other real estate owned. Restructured loans were $7.34 million at September 30, 2013 as compared to $3.17 million restructured loans at year-end 2012. The increase of $4.17 million was due to the restructure of four commercial real estate loans. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $125.66 million, including OREO of $42.54 million at September 30, 2013, represented 1.48% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 1.73% at June 30, 2013.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2013, impaired loans were $97.95 million, which was an increase of $2.56 million or 2.68% from the $95.39 million in impaired loans at December 31, 2012. This increase in impaired loans was due mainly to increased outstanding principal associated with impaired loans in the Company’s residential real estate portfolio as a result of impairment recognition related to a loan secured by beachfront Florida property. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2013, the allowance for credit losses was $76.77 million which was comparable to $75.56 million at December 31, 2012.

At September 30, 2013, the allowance for loan losses was $74.57 million as compared to $73.90 million at December 31, 2012. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.13% at September 30, 2013 and December 31, 2012. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 89.71% and 79.63% at September 30, 2013 and December 31, 2012, respectively. For United, this ratio at September 30, 2013 increased from the ratio at December 31, 2012 because nonperforming loans decreased $9.68 million or 10.43% while the allowance for loan losses increased $670 thousand from year-end 2012. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $670 thousand or less than 1%. The increase in allocations coincided with the increase of impaired loans recognized in the third quarter. The Company’s detailed methodology and analysis indicated only a minor increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and decreased loss allocations on impaired loans.

Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated probable inherent but unidentified losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. In addition, a portion of the allowance accounts for the inherent imprecision in the allowance for credit losses analysis.

United’s formal company-wide review of the allowance for loan losses at September 30, 2013 produced increased allocations in four of the six loan categories. The commercial real estate owner-occupied loan pool allocation increased by $1.87 million due to an increase in historical loss rates and allocation applied to watch-rated loans. The allocation related to the residential real estate loan pool increased by $2.66 million due to an increase in impairment recognition. The allowance allocated to real estate construction and development increased by $625 thousand due to an increase in outstanding loan balances within the portfolio. The consumer loan pool experienced an increase in allocation of $177 thousand due to an increase in historical loss rates as well as an increase in outstanding loan balances. Offsetting these increases was a decrease in the commercial real estate nonowner-occupied loan pool allocation of $3.32 million driven by a combination of lower outstanding balances in classified loan segments and lower historical loss rates. The other commercial loan pool allocation decreased by $1.34 million due to offsetting factors of an increase in historical loss rates and a decrease in specific impairments due to charge-offs related to previously recognized impairments. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2012 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.29 million at September 30, 2013 and $14.20 million at December 31, 2012. In comparison to the prior year-end, this element of the allowance decreased by $2.91 million primarily due to decreased specific allocations for the other commercial loan pool.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. There are many factors affecting the allowance for loan losses and reserve for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. This estimate for imprecision has been established to recognize the variance, within a reasonable margin, of the loss estimation process. The estimate for imprecision at September 30, 2013 was relatively flat from year-end 2012. This estimate for imprecision represents less than 1% of the Company’s total allowance for credit losses and in as much as this variance approximates a pre-determined narrow parameter, the methodology has confirmed that the Company’s allowance for credit losses is at an appropriate level.

Management believes that the allowance for credit losses of $76.77 million at September 30, 2013 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $55.78 million for the first nine months of 2013 which was an increase of $6.24 million or 12.58% from the first nine months of 2012. For the third quarter of 2013, noninterest income was $18.34 million, an increase of $1.70 million or 10.23% from the third quarter of 2012.

Net losses on investment securities transactions for the first nine months of 2013 were $382 thousand as compared to net losses of $5.19 million for the first nine months of 2012. Included in net losses on investment securities for the first nine months of 2013 were noncash, before-tax, other-than-temporary impairment charges of $971 thousand on certain investment securities. Included in net losses on investment securities for the first nine months of 2012 were noncash, before-tax, other-than-temporary impairment charges of $5.37 million on certain investment securities. Excluding the results of security transactions, noninterest income for the first nine months of 2013 would have increased $1.43 million or 2.61% from the same period in 2012. For the third quarter of 2013, net gains on investment securities transactions were $101 thousand as compared to net losses of $2.19 million for the third quarter of 2012. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013. Included in net losses on investment securities transactions for the third quarter of 2012 were noncash, before-tax, other-than-temporary impairment charges of $2.26 million on certain investment securities. Excluding the results of security transactions, noninterest income for the third quarter of 2013 would have decreased $588 thousand or 3.12% from the third quarter of 2012. Although excluding the results of security transactions is a non-GAAP measure, United’s management believes noninterest income without noncash, before-tax, other-than-temporary impairment charges and net securities gains or losses on sales and calls is more indicative of United’s performance because it isolates income that is primarily customer relationship driven and is more indicative of normalized operations. In addition, these items can fluctuate greatly from quarter to quarter and are difficult to predict.

The following tables reconcile the difference between noninterest income and noninterest income excluding the results of security transactions for the three months ended September 30, 2013, September 30, 2012 and June 30, 2013 and the nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2013	September 2012	June 2013	September 2013	September 2012
Total Non-Interest Income, GAAP basis	$18,335	$16,634	$19,099	$55,782	$49,547

Less: Net other-than-temporary impairment losses	0	(2,255)	(137)	(971)	(5,374)
Less: Net gains on sales/calls of investment securities	101	67	348	589	184

Non-Interest Income excluding the results of noncash, other-than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$18,234	$18,822	$18,888	$56,164	$54,737

Revenue from trust and brokerage services for the first nine months of 2013 was flat from the first nine months of 2012, increasing $39 thousand or less than 1%. For the third quarter of 2013, revenue from trust and brokerage services decreased $164 thousand or 3.93% from the prior year’s third quarter. Revenue from trust and brokerage services was $4.00 million for the third quarter of 2013 as compared to $4.17 million for the third quarter of 2012. The lower amount of revenue for the third quarter of 2013 was due to a decrease in the value of assets under management.

Fees from deposit services for the first nine months of 2013 were $30.17 million, a decrease of $1.05 million or 3.37% from the first nine months of 2012. In particular, overdraft and ATM fees decreased $1.11 million and $341 thousand, respectively, during the first nine months of 2013. Partially offsetting these decreases was an increase in debit card fees of $456 thousand for the first nine months of 2013. For the third quarter of 2013, fees from deposit services were $10.34 million, a decrease of $180 thousand or 1.71% from the third quarter of 2012. In particular, debit card income and overdraft fees declined $467 thousand and $253 thousand, respectively, which were partially offset by an increase of $620 thousand in ATM fees.

Income from bank-owned life insurance increased $921 thousand or 24.29% for the first nine months of 2013 as compared to the first nine months of 2012. This increase in income was due to a death benefit. Income from bank-owned life insurance decreased $109 thousand or 8.74% for the third quarter of 2013 from the third quarter of 2012 due to a decline in the cash surrender values of the insurance policies.

Mortgage banking income increased $689 thousand or 42.53% for the first nine months of 2013 from the same period in 2012 due to increased mortgage loan sales in the secondary market. Mortgage loan sales were $135.18 million in the first nine months of 2013 as compared to $91.46 million in the first nine months of 2012. Mortgage banking income decreased $214 thousand or 26.13% for the third quarter of 2013 from the third quarter of 2012 due to lower mortgage loan sales in the secondary market. Mortgage loan sales were $38.65 million in the third quarter of 2013 as compared to $43.36 million in the third quarter of 2012.

Other income increased $287 thousand or 14.41% for the first nine months of 2013. This increase in other income is due mainly to an increase of $194 thousand from derivatives not in a hedging relationship as a result of a change in value. For the third quarter of 2013, other income decreased $144 thousand or 20.99% due mainly to a decrease of $138 thousand from derivatives not in a hedging relationship as a result of a change in value. Corresponding amounts of expense from derivatives not in a hedging relationship are included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the third quarter of 2013 decreased $764 thousand or 4.00% from the second quarter of 2013. This decrease for the third quarter of 2013 was due primarily to a decrease of $364 thousand in income from trust and brokerage services due to a decrease in volume and the value of assets under management. In addition, income from derivatives not in hedge relationships decreased $285 thousand due to a change in the fair value. No significant noncash, other-than-temporary impairment charges or net gains from sales and calls of investment securities were included in the results for the third quarter and second quarter of 2013.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2013, noninterest expense decreased $10.00 million or 6.44% from the first nine months of 2012. Noninterest expense decreased $5.28 million or 9.81% for the third quarter of 2013 compared to the same period in 2012.

Employee compensation decreased $2.30 million or 4.33% for the first nine months of 2013 when compared to the first nine months of 2012. The decrease was due to the reduction in employees from a merger of banking subsidiaries in the third quarter of 2012.

Employee benefits expense for the first nine months of 2013 increased $1.22 million or 7.52% as compared to the first nine months of 2012. Employee benefits expense for the third quarter of 2013 increased $571 thousand or 10.83% from the third quarter of 2012. Specifically within employee benefits expense, pension expense increased $776 thousand and $249 thousand for the first nine months and third quarter of 2013, respectively, from the same periods last year. Health insurance costs increased $216 thousand and $168 thousand for the first nine months and third quarter of 2013, respectively, from the same periods last year.

Net occupancy expense for the first nine months of 2013 decreased $480 thousand or 3.11% from the first nine months of 2012. In particular, building rental expense decreased $324 thousand for the first nine months of 2013 due to the closure or consolidation of branches from the merger of banking subsidiaries.

Other real estate owned (OREO) expense for the first nine months and third quarter of 2013 decreased $1.51 million or 22.76% and $625 thousand or 28.94% from the first nine months and third quarter of 2012 as reductions to fair value and losses on sales declined from the same periods last year.

Equipment expense for the first nine months of 2013 decreased $1.03 million or 16.09% from the first nine months of 2012. The decrease was due to declines in equipment maintenance costs and depreciation.

Data processing expense for the first nine months and third quarter of 2013 decreased $1.10 million or 11.54% and $795 thousand or 21.63%, respectively, from the first nine months and third quarter of 2012. The decreases were due to a change in servicers.

Other expense for the first nine months and third quarter of 2013 decreased $4.96 million or 11.67% and $4.27 million or 25.75% from the first nine months and third quarter of 2012, respectively. Included in the results for the first nine months and third quarter of 2012 was the previously mentioned litigation settlement accrual of $3.3 million. Otherwise, the decrease for the first nine months of 2013 was due mainly to lower general operating expenses as a result of the merger of banking subsidiaries in 2012. In particular, advertising expense for the first nine months of 2013 decreased $687 thousand from the same time period last year. Other decreases for the first nine months of 2013 included office supplies of $850 thousand and postage of $302 thousand. ATM costs for the first nine months and third quarter of 2013 decreased $704 thousand and $646 thousand, respectively, from the same time periods in 2012. Amortization expense on core deposit intangibles for the first nine months and third quarter of 2013 decreased $664 thousand and $218 thousand, respectively, from the same time periods last year.

On a linked-quarter basis, noninterest expense for the third quarter of 2013 was flat from the second quarter of 2013,

increasing $38 thousand or less than 1%. This slight increase was due primarily to increases of $312 thousand and $249 thousand in employee compensation and equipment expense, respectively. Virtually offsetting these increases was a decline of $795 thousand in OREO expense as reductions to fair value declined.

Income Taxes

Income tax expense for the first nine months of 2013 and 2012 was $30.16 million and $28.89 million, respectively. During the second quarter of 2013, United reduced its income tax reserve by $598 thousand due to the expiration of the statute of limitations for examinations of certain years. For the first nine months of 2013 and 2012, United’s effective tax rate was 31.38% and 32.00%, respectively. Income taxes for the third quarter of 2013 were $10.43 million as compared to $9.10 million for the third quarter of 2012. For the quarters ended September 30, 2013 and 2012, United’s effective tax rate was 32.00% for both quarters. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2013, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.03 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2012 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2013 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2012 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2013, cash of $106.75 million was provided by operating activities due mainly to net income of $65.97 million for the first nine months of 2013. Net cash of $229.25 million was used in investing activities which was primarily due to net purchases of $120.80 million in investment securities over purchases and net growth in loans of $98.33 million. During the first nine months of 2013, net cash of $32.46 million was provided by financing activities due primarily to proceeds of $275.00 million from FHLB long-term borrowings. Partially offsetting this source of cash in financing activities was cash used due to a decline in deposits of $147.18 million and the payment of cash dividends in the amount of $46.81 million for the first nine months of 2013. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $90.04 million for the first nine months of 2013.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.80% at September 30, 2013 and 13.67% at December 31, 2012,

were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.57% and 10.80%, respectively, at September 30, 2013, are also well above regulatory minimum requirements.

Total shareholders’ equity was $1.02 billion at September 30, 2013, which increased $25.46 million or 2.57% from December 31, 2012. United’s equity to assets ratio was 11.95% at September 30, 2013 as compared to 11.78% at December 31, 2012. The primary capital ratio, capital and reserves to total assets and reserves, was 12.74% at September 30, 2013 as compared to 12.57% at December 31, 2012. United’s average equity to average asset ratio was 12.09% for the first nine months of 2013 as compared to 11.72% for the first nine months of 2012. All of these financial measurements reflect a financially sound position.

During the third quarter of 2013, United’s Board of Directors declared a cash dividend of $0.31 per share. Cash dividends were $0.93 per common share for the first nine months of 2013. Total cash dividends declared were $15.62 million for the third quarter of 2013 and $46.84 million for the first nine months of 2013 as compared to $15.59 million and $46.76 million, respectively, for the third quarter and first nine months of 2012.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2013 and December 31, 2012:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	September 30, 2013	December 31, 2012
+200	3.35%	7.93%
+100	1.45%	3.67%
-100	(0.31%)	(0.60%)

At September 30, 2013, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.45% over one year as compared to an increase of 3.67% at December 31, 2012. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.35% over one year as of September 30, 2013, as compared to an increase of 7.93% as of December 31, 2012. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.31% over one year as of September 30, 2013 as compared to a decrease of 0.60%, over one year as of December 31, 2012. With the federal funds rate at 0.25% at September 30, 2013 and December 31, 2012, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At September 30, 2013, United’s mortgage related securities portfolio had an amortized cost of $385 million, of which approximately $109 million or 28% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 5.3 years and a weighted average yield of 3.66%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 14.7%, less than the price decline of a 7 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 22%.

United had approximately $215 million in balloon securities with a projected yield of 1.87% and a projected average life of 6.4 years on September 30, 2013. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 8 months and a weighted average maturity (WAM) of 7 years.

United had approximately $20 million in 15-year mortgage backed securities with a projected yield of 4.79% and a projected average life of 2.4 years as of September 30, 2013. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 8.3 years and a weighted average maturity (WAM) of 6.3 years.

United had approximately $3 million in 20-year mortgage backed securities with a projected yield of 4.89% and a projected average life of 3 years on September 30, 2013. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 10.6 years and a weighted average maturity (WAM) of 8.9 years.

United had approximately $4 million in 30-year mortgage backed securities with a projected yield of 6.75% and a projected average life of 4 years on September 30, 2013. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 14.6 years and a weighted average maturity (WAM) of 14.1 years.

The remaining 8% of the mortgage related securities portfolio at September 30, 2013, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2013 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

The first case has been consolidated, with similar cases against a myriad of other banks, into a federal multidistrict litigation pending in the United States District Court for the Southern District of Florida that is known as In re Checking Account Overdraft Litigation, Case No. 1:09-md-02036-JLK. The second case is pending in the Circuit Court of Jackson County, West Virginia. Subject to court approval and without admitting liability or any wrongdoing and to avoid further litigation expense, United Bankshares, Inc. and United Bank, Inc. (West Virginia) agreed to settle these cases in exchange for a payment of $3.3 million and an agreement to pay certain settlement-related expenses. By agreement of the parties and of the courts presiding over the cases, the proposed settlement is being considered by the West Virginia state court. On May 17, 2013, the West Virginia state court granted preliminary approval to the settlement and ordered the parties to provide notice of the settlement to the members of the class. On October 18, 2013, the West Virginia state court granted final settlement approval and dismissed the action. United fully accrued the $3.3 million settlement amount in the third quarter of 2012. During the second quarter of 2013, United transferred the $3.3 million to an escrow account for distribution to the plaintiffs by the court-appointed administrator.

In addition, United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2012 as supplemented by those certain risk factors set forth under the heading “Risks Associated with United Bankshares” on pages 28 through 38 of United’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-4 dated September 5, 2013 and specifically identified in Exhibit 99.1, which factors are hereby incorporated by reference, for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K and the Pre-Effective Amendment No. 3 to the Registration Statement on Form S-4 are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2013 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2013	0	$00.00	0	322,200
8/01 – 8/31/2013	50	$27.01	0	322,200
9/01 – 9/30/2013	0	$00.00	0	322,200

Total	50	$27.01	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2013, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2013, the following shares were purchased for the deferred compensation plan: August 2013 – 50 shares at an average price of $27.01.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 99.1	Additional Risk Factors Incorporated by Reference

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 8, 2013	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: November 8, 2013	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	83

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	84

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	85

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	86

99.1	Additional Risk Factors Incorporated by Reference	87

101	Interactive data file (XBRL)	(e	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to Exhibit 2.2 to the Form S-4/A dated July 18, 2013 and filed July 18, 2013 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(e)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.