Form 10-K
period 2013-12-31
UNITED BANKSHARES INC/WV
filed 2014-03-03
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2013, was approximately $1,213,705,516.

As of January 31, 2014, United Bankshares, Inc. had 68,767,594 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 4, 2014 for the 2014 Annual Shareholders’ Meeting to be held on May 21, 2014, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2013, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-nine banking institutions including its recent acquisition of Virginia Commerce Bancorp, Inc. which closed after the close of business on January 31, 2014. As of December 31, 2013, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, and brokerage services.

Employees

As of December 31, 2013, United and its subsidiaries had approximately 1,528 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2013, United’s consolidated assets approximated $8.7 billion and total shareholders’ equity approximated $1.04 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s merger with Virginia Commerce Bancorp, Inc. completed after the close of business on January 31, 2014.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $193.2 million to $6.7 billion in 2013. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial real estate loans and construction loans increased $103.4 million or 4.19% and $119.7 million or 21.73%, respectively. Commercial loans (not secured by real estate) decreased $38.73 million or 2.81%. Consumer loans increased $28.31 million or 10.02%. Residential real estate loans were relatively flat.

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

As of December 31, 2013, approximately $353.4 million or 5.3% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $353.4 million, $176.3 million is secured by first deeds of trust on residential real estate with $138.0 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $38.3 million above a LTV of 100%; $13.7 million is secured by subordinate deeds of trust on residential real estate with $5.9 million between a LTV of 90% to 100% and $7.8 million above a LTV of 100%; and $131.5 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $131.5 million high loan to value commercial loans, $46.9 million are classified as Other Construction Loans and Land Loans, $31.1 million are Non-residential Secured, $15.2 million are Commercial Owner occupied properties, $19.5 million are 1-4 family Residential Secured properties, $9.9 million are Multi-family Residential Secured properties, $7.7 million are Residential Construction Loans and the remaining $1.2 million are secured by farmland.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2013, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $4.5 billion as of December 31, 2013. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classifications that exceeded 10% of total loans. As of December 31, 2013, approximately $2.2 billion or 33.1% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2013, the balance of mortgage loans being serviced by United for others was insignificant.

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

During 2013, United originated $135.3 million of real estate loans for sale in the secondary market and sold $148.8 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2013 were $2.57 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2013, 2012, and 2011 were $19.5 million, $20.9 million, and $27.1 million, respectively. For the years of 2013, 2012 and 2011, United recognized net losses on securities of $5.8 million, $6.9 million and $18.8 million, respectively. In the year 2013, United recognized other-than-temporary impairment (OTTI) charges of $7.3 million consisting primarily of $7.2 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $137 thousand on equity securities. In the year 2012, United recognized other-than-temporary impairment (OTTI) charges of $7.4 million consisting primarily of $6.0 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $1.4 million on collateralized mortgage obligations (CMOs), which are not expected to be sold.

Competition

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

As of December 31, 2013, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 101 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2013, West Virginia’s seasonally adjusted unemployment rate was 5.9% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 6.7%. The number of unemployed state residents fell 1,300 to 46,700 for the month of December as compared to the month of November. Total unemployment was down 13,500 over the year of 2013. The state unemployment rate of 5.9% for December 2013 was a decrease from a rate of 6.0% for the month of November 2013 and a decline from 7.5% for December 2012. West Virginia’s not seasonally adjusted unemployment rate was 5.6% in December 2013. According to the latest forecast from the West Virginia University College of Business and Economics, West Virginia’s economy continues to improve, and the pace of improvement has exceeded that of the United States by several measures recently. The forecast calls for West Virginia’s economic recovery to continue, although at a somewhat slower rate that will likely fall short of the national pace on several key dimensions in the near-term. Employment in West Virginia is estimated to increase 1% per year through 2018, compared to the expected growth at the national level of 1.6% annually. Construction sector employment is expected to increase at an annual rate of 2.3% over the next five years. The service-producing side of the economy is expected to experience the strongest rate of job growth during the outlook period. Education and health services payrolls are expected to expand at a rate of 2.1% annually for the next five years. West Virginia’s unemployment is expected to continue to fall during the period, reaching a low of 4.5% by the end of 2018. However, this decline is attributable to not only job gains, but also to demographic trends, since a larger share of the state’s workforce will be retiring and exiting the labor force.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate decreased 0.2 % for the month of December 2013 to 5.2%. After remaining unchanged in October, the drop in the unemployment rate in November and December continued the downward movement that began in September. As a result, the unemployment rate dropped to the April 2013 low of 5.2%. Virginia’s seasonally adjusted unemployment rate continues below the December national rate of 6.7%, which was down 0.3% from November and down 1.2% from last December. The labor force expanded by 6,198 in December after contracting the two previous months, as 14,818 additional people reported working and the number of unemployed fall by 8,620. Virginia’s not seasonally adjusted unemployment rate continues below the national unadjusted rate, which increased to 6.5% in December from 6.6% in November. Economists are predicting that in the near term, Virginia’s job growth is expected to expand at a slightly slower rate due in part to the federal government’s across-the-board budget cuts called sequestration. Employment growth is expected to accelerate to 1.1% in 2014; this projected rate, however, remains well below the 1.9% annualized growth rate Virginia posted from 1992-2007.

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

The Board of Governors has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Board of Governors also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

United Bank (WV) and United Bank (VA), as state member banks, are subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank (WV) is subject to West Virginia banking statutes and regulations, and is primarily regulated by the West Virginia Division of Financial Institutions. United Bank (VA) is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institution. As members of the Federal Deposit Insurance Corporation (“FDIC”), United’s Banking Subsidiaries’ deposits are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United’s Banking Subsidiaries. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United’s Banking Subsidiaries must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

SEC regulations require us to disclose certain types of business and financial data on a regular basis to the SEC and to our shareholders. We are required to file annual, quarterly and current reports with the SEC. We prepare and file an annual report on Form 10-K with the SEC that contains detailed financial and operating information, as well as a management response to specific questions about the our operations. SEC regulations require that our annual reports to shareholders contain certified financial statements and other specific items such as management’s discussion and analysis of the our financial condition and results of operations. We must also file quarterly reports with the SEC on Form 10-Q that contain detailed financial and operating information for the prior quarter and we must file current reports on Form 8-K to provide the pubic with information on recent material events.

In addition to periodic reporting to the SEC, we are subject to proxy rules and tender offer rules issued by the SEC. Our officers, directors and principal shareholders (holding 10% or more of our stock) must also submit reports to the SEC regarding their holdings of our stock and any changes to such holdings, and they are subject to short-swing profit liability.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, among other things, provisions creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing the responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which is responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing trust preferred securities as qualifying for Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes.

On December 10, 2013, the banking agencies issued a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule”. The final rule requires banking entities to divest disallowed securities by July 21, 2015, unless, upon application, the Federal Reserve grants extensions to July 21, 2017. On January 14, 2014, the banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (Trup Cdos) from the prohibitions under the Volcker Rule.

Deposit Insurance

The deposits of United’s Banking Subsidiaries are insured by the FDIC to the extent provided by law. Accordingly, these Banking Subsidiaries are also subject to regulation by the FDIC. The Banking Subsidiaries are subject to deposit insurance assessments to maintain the Deposit Insurance Fund (DIF) of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS rating) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

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

In December 2009, United paid $36.4 million in prepaid risk-based assessments. During 2013 the FDIC refunded any remaining prepaid risk-based assessment.

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

United’s FDIC insurance expense totaled $6.1 million, $6.1 million and $8.5 million in 2013, 2012 and 2011, respectively.

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

Management believes that, as of December 31, 2013, United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

The Basel III Capital Rules adopted in July of 2013 do not address the proposed Liquidity Coverage Ratio Test and Net Stable Funding Ratio Test called for by the proposed Basel III framework.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject United to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described below, significant additional restrictions can be imposed on United if it would fail to meet applicable capital requirements.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a new regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

By regulation, an institution is “well-capitalized” if it has a total risk-based capital ratio of ten percent (10%) or greater, a Tier 1 risk-based capital ratio of six percent (6%) or greater and a Tier 1 leverage ratio of five percent (5%) or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. United’s Banking Subsidiaries were “well capitalized” institutions as of December 31, 2013. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. Each of United’s Banking Subsidiaries received a rating of “satisfactory” in their most recent CRA examination.

Deposit Acquisition Limitation

Under West Virginia banking law, an acquisition or merger is not permitted if the resulting depository institution or its holding company, including its affiliated depository institutions, would assume additional deposits to cause it to control deposits in the State of West Virginia in excess of twenty five percent (25%) of such total amount of all deposits held by insured depository institutions in West Virginia. This limitation may be waived by the Commissioner of Banking by showing good cause.

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Bank subsidiaries must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

As discussed above, the Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as United’s Banking Subsidiaries, will be subject to these federal consumer financial laws, but will continue to be examined for compliance by the Federal Reserve, its primary federal banking regulator.

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

RISKS RELATING TO UNITED’S BUSINESS

United’s business may be adversely affected by conditions in financial markets and economic conditions generally.

United’s business is concentrated in the West Virginia, Northern Virginia and Shenandoah Valley Virginia market areas. As a result, its financial condition, results of operations and cash flows are subject to changes if there are changes in the economic conditions in these areas. A prolonged period of economic recession or other adverse economic conditions in these areas could have a negative impact on United Bankshares. A significant decline in general economic conditions nationally, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, declines in the housing market, a tightening credit environment or other factors could impact these local economic conditions and, in turn, have a material adverse effect on United’s financial condition and results of operations which occurred during this past year.

The U.S. economy was in recession from December 2007 through June 2009. Business activity across a wide range of industries and regions in the U.S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on United’s borrowers or its customers, which could adversely affect United’s financial condition and results of operations. In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets. Deterioration in local economic conditions, particularly within United’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. United may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of United’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on United’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	The processes United uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments that may no longer be capable of accurate estimation.

•

United’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage and underwrite its customers become less predictive of future charge-offs.

•

United expects to face increased regulation of its industry, and compliance with such regulation may increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, United could experience continuing or increased adverse effects on its financial condition and results of operations.

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could have a materially adverse effect on future earnings and regulatory capital.

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities as well as any regulatory rulemaking such as the Volcker Rule which could exclude or limit the holdings of certain investment securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in future classifications as other-than-temporarily impaired. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities that were temporarily impaired.

There are no assurances as to adequacy of the allowance for loan losses.

United believes that its allowance for loan losses is maintained at a level appropriate to absorb any probable losses in its loan portfolio given the current information known to management.

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

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events, so ultimate losses may differ from current estimates. Changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond United’s control, can affect United’s loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of United’s control, may require an increase in the allowance for credit losses. United can provide no assurance that its allowance is sufficient to cover actual loan losses should such losses differ substantially from our current estimates.

In addition, federal and state regulators, as an integral part of their respective supervisory functions, periodically review United’s allowance for loan losses, and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, United will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on United’s business, financial condition and results of operations.

Changes in interest rates may adversely affect United’s business.

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

United is subject to credit risk.

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

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business.

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2017.

United operates in a highly competitive market.

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

There is a risk that aggressive competition could result in United controlling a smaller share of these markets. A decline in market share could lead to a decline in net income which would have a negative impact on stockholder value.

United may be adversely affected by the soundness of other financial institutions.

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

United is subject to extensive government regulation and supervision.

United is subject to extensive federal and state regulation, supervision and examination. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

United may elect or be compelled to seek additional capital in the future, but capital may not be available when it is needed.

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

United’s information systems may experience an interruption or breach in security.

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

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction. As a result of the completion of the acquisition of Virginia Commerce Bancorp, Inc. which resulted in United having assets more than $10 billion, United is subject to the cap on the interchange fees under the Durbin Amendment which will result in lower debit card interchange fees.

United will be subject to higher regulatory capital requirements and failure to comply with these standards may impact dividend payments, equity repurchases and executive compensation.

On July 2, 2013, the Federal Reserve published final rules that substantially amend the regulatory risk-based capital rules applicable to United, United Bank (West Virginia) and United Bank (Virginia). The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, or the Basel III Capital Rules. The new rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period for certain of the new rules).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1”, or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations, and particularly as applied to CET1.

Under the Basel III Capital Rules, the initial minimum capital and leverage ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

•	4.0% Tier 1 capital to average assets.

In addition to raising minimum capital and leverage ratios, the Basel III Capital Rules also establish a capital conservation buffer that is designed to absorb losses during periods of economic stress. The capital conservation buffer will be phased in from January 1, 2016 to January 1, 2019 in equal annual installments, and when fully implemented the capital conservation buffer will effectively add 2.5% to each of the minimum capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In particular, the Basel III Capital Rules increase risk weights that apply to past-due exposures and high volatility commercial real estate loans.

The Basel III changes will result in generally higher minimum capital ratios that require United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United, United Bank (West Virginia) and United Bank (Virginia) could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

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

United could face unanticipated environmental liabilities or costs related to real property owned or acquired through foreclosure. Compliance with federal, state and local environmental laws and regulations, including those related to investigation and clean-up of contaminated sites, could have a negative effect on expenses and results of operations.

A significant portion of United’s loan portfolio is secured by real property. During the ordinary course of business, United may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, United may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require United to incur substantial expenses and may materially reduce the affected property’s value or limit United’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase exposure to environmental liability. Although United has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on results of operations.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, creates risks to United’s net income, capital levels, financial condition and liquidity and causes uncertainties in general economic conditions that may adversely impact it.

In August 2011, Standard & Poor’s downgraded the United States long-term debt ratings and downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including United. These downgrades could adversely affect the market value of such instruments, and could adversely impact United’s ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. In addition, these downgrades could materially affect financial markets and economic conditions, which may affect United’s net income, financial condition and liquidity and result in future changes in capital requirements or United’s investment portfolio in response to management’s assessment of the related risk weightings. United cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, it is possible that these changes could result in a significant adverse impact to United, and could affect other risks to which it is subject.

New accounting or tax pronouncements or interpretations may be issued by the accounting profession, regulators or other government bodies which could change existing accounting methods. Changes in accounting methods could negatively impact United’s results of operations and financial condition.

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on United, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

United’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on results of operations.

United relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, cyber attack, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems. While United has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of United’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on results of operations.

The negative economic effects caused by terrorist attacks, including cyber attacks, potential attacks and other destabilizing events would likely contribute to the deterioration of the quality of United’s loan portfolio and could reduce its customer base, level of deposits, and demand for its financial products such as loans.

High inflation, natural disasters, acts of terrorism, including cyber attacks, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Mid-Atlantic regions in which United operates. An additional economic downturn in its markets would likely contribute to the deterioration of the quality of United’s loan portfolio by impacting the ability of its customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in its bank and the stability of its deposit funding sources. An additional economic downturn could also have a significant impact on the demand for United’s products and services. The cumulative effect of these matters on United’s results of operations and financial condition would likely be adverse and material.

United’s vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on results of operations.

United has entered into subcontracts for the supply of current and future services, such as data processing, mortgage loan processing and servicing, and certain property management functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm United’s business.

United often purchases services from vendors under agreements that typically can be terminated on a periodic basis. There can be no assurance, however, that vendors will be able to meet their obligations under these agreements or that United will be able to compel them to do so. Risks of relying on vendors include the following:

•

If an existing agreement expires or a certain service is discontinued by a vendor, then United may not be able to continue to offer its customers the same breadth of products and its operating results would likely suffer unless it is able to find an alternate supply of a similar service.

•	Agreements United may negotiate in the future may commit it to certain minimum spending obligations. It is possible United will not be able to create the market demand to meet such obligations.

•

If market demand for United’s products increases suddenly, its current vendors might not be able to fulfill United’s commercial needs, which would require it to seek new arrangements or new sources of supply, and may result in substantial delays in meeting market demand.

•	United may not be able to control or adequately monitor the quality of services it receives from its vendors. Poor quality services could damage United’s reputation with its customers.

Potential problems with vendors such as those discussed above could have a significant adverse effect on United’s business, lead to higher costs and damage its reputation with its customers and, in turn, have a material adverse effect on its financial condition and results of operations.

United’s potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

On occasion, United may engage in a strategic acquisition when it believes there is an opportunity to strengthen and expand its business. To fully benefit from such acquisition, however, United must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company. If United is unable to successfully integrate an acquired company, it may not realize the benefits of the acquisition, and its financial results may be negatively affected. A completed acquisition may adversely affect United’s financial condition and results of operations, including its capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

RISKS ASSOCIATED WITH UNITED’S COMMON STOCK

United’s stock price can be volatile.

Stock price volatility may make it more difficult for United shareholders to resell their common stock when they want and at prices they find attractive. United’s stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to United;

•	News reports relating to negative trends, concerns and other issues in the financial services industry or the economy in general;

•	Negative perceptions in the marketplace regarding United and/or its competitors;

•	New technology used, or services offered, by competitors;

•	Adverse changes in interest rates or a lending environment with prolonged low interest rates;

•	Adverse changes in the real estate market;

•	Negative economic news;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Adverse changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause United’s stock price to decrease regardless of operating results.

Dividend payments by United’s subsidiaries to United and by United to its shareholders can be restricted.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2013, an aggregate of approximately $32.5 million and $14.8 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

An investment in United common stock is not an insured deposit.

United common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in United common stock is inherently risky for the reasons described in this section and elsewhere in this prospectus and joint proxy statement and is subject to the same market forces that affect the price of common stock in any company. As a result, someone who acquires United common stock, could lose some or all of their investment.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult to be acquired by a third party, even if perceived to be beneficial to United’s shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which could adversely affect the market price of United’s common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and thirteen (113) full service offices—fifty-six (56) offices located throughout West Virginia, fifty-two (52) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for three in the Wheeling area, two in the Charleston area, two in the Beckley area, and one each in Morgantown, Parkersburg, Charles Town, Martinsburg and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for four offices, one each in Fairfax, Alexandria, and Vienna, Virginia and one in Bethesda, Maryland, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas.

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

Stock

As of January 31, 2014, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 69,197,977 were issued, including 430,383 shares held as treasury shares. The outstanding shares are held by approximately 7,621 shareholders of record, as well as 19,992 shareholders in street name as of January 31, 2014. The numbers above include the shares issued to the former Virginia Commerce Bancorp, Inc. shareholders as a result of the acquisition. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2013 and 2012, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.25 per share in 2013, $1.24 per share in 2012 and $1.21 per share in 2011. See “Market and Stock Prices of United” for quarterly dividend information.

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

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 24, 2014, the last practicable date, was $28.89.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2014	Dividends		High	Low
First Quarter through February 24, 2014	$0.32	(1)	$31.57	$28.23
2013
Fourth Quarter	$0.32		$32.71	$28.06
Third Quarter	$0.31		$29.45	$26.04
Second Quarter	$0.31		$26.84	$24.46
First Quarter	$0.31		$27.24	$24.80
2012
Fourth Quarter	$0.31		$25.80	$23.02
Third Quarter	$0.31		$26.40	$22.54
Second Quarter	$0.31		$29.45	$23.87
First Quarter	$0.31		$30.91	$27.36

(1)	On February 24, 2014, United declared a dividend of $0.32 per share, payable April 1, 2014, to shareholders of record as of March 14, 2014.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2013, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2008 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
United Bankshares, Inc.	100.00	63.90	97.83	99.49	89.83	121.30
NASDAQ Bank Index	100.00	83.68	95.51	85.51	101.43	143.66
S&P Mid-Cap Index	100.00	137.26	173.77	170.79	201.15	268.36

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2013	0	$00.00	0	322,200
11/01 – 11/30/2013	44	$29.45	0	322,200
12/01 – 12/31/2013	0	$00.00	0	322,200

Total	44	$29.45

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2013, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2013, the following shares were purchased for the deferred compensation plan: November 2013 –44 shares at an average price of $29.45.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2013. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Summary of Operations:
Total interest income	$306,154	$323,897	$316,522	$323,382	$365,845
Total interest expense	36,313	46,190	55,794	85,196	120,374
Net interest income	269,841	277,707	260,728	238,186	245,471
Provision for loan losses	19,267	17,862	17,141	13,773	46,065
Other income	67,828	66,292	50,837	62,203	53,970
Other expense	193,358	204,656	184,048	182,212	175,127
Income taxes	39,416	38,874	34,766	32,457	10,951
Net income	85,628	82,607	75,610	71,947	67,298
Cash dividends	62,981	62,351	56,827	52,300	50,837

Per common share:
Net income:
Basic	1.70	1.64	1.62	1.65	1.55
Diluted	1.70	1.64	1.61	1.65	1.55
Cash dividends	1.25	1.24	1.21	1.20	1.17
Book value per share	20.66	19.74	19.29	18.18	17.53

Selected Ratios:
Return on average shareholders’ equity	8.43%	8.35%	8.50%	9.19%	8.81%
Return on average assets	1.02%	0.98%	0.97%	0.95%	0.85%
Dividend payout ratio	73.55%	75.48%	75.16%	72.69%	75.54%

Selected Balance Sheet Data:
Average assets	$8,419,456	$8,399,513	$7,780,836	$7,533,974	$7,925,506
Investment securities	889,342	729,402	824,219	794,715	966,920
Loans held for sale	4,236	17,762	3,902	6,869	5,284
Total loans	6,704,583	6,511,416	6,230,777	5,260,326	5,736,809
Total assets	8,735,324	8,420,013	8,451,470	7,155,719	7,805,101
Total deposits	6,621,571	6,752,986	6,819,010	5,713,534	5,971,100
Long-term borrowings	575,697	284,926	345,366	386,458	771,935
Total liabilities	7,693,592	7,427,762	7,482,626	6,362,707	7,043,551
Shareholders’ equity	1,041,732	992,251	968,844	793,012	761,550

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SUBSEQUENT EVENT

After the close of business on January 31, 2014, United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The results of operations of Virginia Commerce will be included in the consolidated results of operations from the date of acquisition. The acquisition of Virginia Commerce enhances United’s existing footprint in the Washington, D.C. MSA. Virginia Commerce was merged with and into George Mason Bankshares, Inc., a wholly-owned subsidiary of United (the Merger) in a transaction to be accounted for under the acquisition method of accounting. At consummation, Virginia Commerce had assets of approximately $2.77 billion, loans of $2.10 billion, and deposits of $2.02 billion. In addition, on February 20, 2014, United sold a former branch building for approximately $11.1 million and recognized a before-tax gain of approximately $8.9 million.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2013, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2013, the allowance for loan losses was $74.2 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2013 net income by approximately $4.8 million, after-tax or $0.10 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

Investment Securities

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt as either held to maturity or available for sale and its equity securities as available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of shareholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of trust preferred securities (Trup Cdos), management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

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

At December 31, 2013, approximately 9.87% of total assets, or $862.58 million, consisted of financial instruments recorded at fair value. Of this total, approximately 91.15% or $786.25 million of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 8.85% or $76.33 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At December 31, 2013, only $1.19 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note T for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2013 COMPARED TO 2012

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2013 were $8.74 billion which was an increase of $315.31 million or 3.74% from December 31, 2012. The increase was primarily the result of a $193.17 million or 2.97% increase in portfolio loans and a $159.94 million or 21.93% increase in investment securities. Partially offsetting these increases in total assets was a $15.46 million or 3.58% decrease in cash and cash equivalents, a $13.53 million or 76.15% decrease in loans held for sale, and a $6.57 million or 2.00% decrease in other assets. The increase in total assets is reflected in a corresponding increase in total liabilities of $265.83 million or 3.58% from year-end 2012. The increase in total liabilities was due mainly to an increase of $406.56 million or 67.77% in borrowings, which was partially offset by a $131.42 million or 1.95% decrease in deposits and a $9.81 million or 13.39% decrease in accrued expenses from year-end 2012. Shareholders’ equity increased $49.48 million or 4.99% from year-end 2012.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2013 decreased $15.46 million or 3.58% from year-end 2012 due to a decrease of $22.73 million or 14.43% in cash and due from banks and a decrease of $302 thousand or 29.58% in federal funds sold. Partially offsetting this decrease in cash and cash equivalents was an increase in interest-bearing deposits with other banks of $7.57 million or 2.77% as United placed more excess cash in an interest-bearing account with the Federal Reserve. During the year of 2013, net cash of $142.20 million and $215.45 million were provided by operating activities and financing activities, respectively. Net cash of $373.11 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2013 increased $159.94 million or 21.93% from year-end 2012. Securities available for sale increased $149.66 million or 23.92%. This change in securities available for sale reflects $697.05 million in sales, maturities and calls of securities, $845.91 million in purchases, and a decrease of $2.30 million in market value. Securities held to maturity decreased $2.50 million or 5.76% from year-end 2012 due to calls and maturities of securities. Other investment securities increased $12.78 million or 21.20% from year-end 2012 due to net purchases of $13.13 million in FHLB stock.

The following is a summary of available for sale securities at December 31:

	2013	2012	2011
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$172,324	$336,747	$303,484
States and political subdivisions	60,861	76,765	94,794
Mortgage-backed securities	474,104	126,338	225,069
Asset-backed securities	9,257	11,729	0
Marketable equity securities	3,299	6,660	4,341
Trust preferred collateralized debt obligations	73,862	94,794	104,161
Single issue trust preferred securities	14,346	15,286	15,242
Corporate securities	4,996	4,996	4,994

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$813,049	$673,315	$752,085

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$775,284	$625,625	$696,518

The following is a summary of held to maturity securities at December 31:

	2013	2012	2011
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$10,762	$10,916	$11,062
States and political subdivisions	10,367	12,515	12,794
Mortgage-backed securities	50	61	77
Single issue trust preferred securities	19,766	19,750	32,116
Other corporate securities	20	225	3,240

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$40,965	$43,467	$59,289

TOTAL HELD TO MATURITY SECURITIES, at fair value	$38,293	$42,695	$56,181

At December 31, 2013, gross unrealized losses on available for sale securities were $44.00 million. Securities in an unrealized loss position at December 31, 2013 consisted primarily of Trup Cdos, agency residential mortgage-backed securities, agency commercial mortgage-backed securities and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae.

As of December 31, 2013, United’s mortgage-backed securities had an amortized cost of $474.15 million, with an estimated fair value of $466.49 million. The portfolio consisted primarily of $215.84 million in agency residential mortgage-backed securities with a fair value of $216.52 million, $16.37 million in non-agency residential mortgage-backed securities with an estimated fair value of $16.53 million, and $241.95 million in commercial agency mortgage-backed securities with an estimated fair value of $233.43 million. As of December 31, 2013, United’s asset-backed securities had an amortized cost of $9.26 million, with an estimated fair value of $9.23 million.

As of December 31, 2013, United’s corporate securities had an amortized cost of $116.29 million, with an estimated fair value of $80.84 million. The portfolio consisted primarily of $73.86 million in Trup Cdos with a fair value of $43.45 million and $34.11 million in single issue trust preferred securities with an estimated fair value of $28.29 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $3.30 million and a fair value of $3.87 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $15.06 million of the Company’s pooled securities, while mezzanine tranches represent $58.80 million. Of the $58.80 million in mezzanine tranches, $13.74 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2013, $6.58 million of the Trup Cdos were investment grade, $5.00 million were split-rated, and the remaining $62.28 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of December 31, 2013, United’s single issue trust preferred securities had an amortized cost of $34.11 million. Of the $34.11 million, $10.90 million or 31.95% were investment grade; $632 thousand or 1.85% were unrated; $7.91 million or 23.20% were split rated; and $14.67 million or 43.00% were below investment grade. The two largest exposures accounted for 50.70% of the $34.11 million. These included Wells Fargo at $9.90 million and SunTrust Bank at $7.39 million. All single-issue trust preferred securities, with the exception of two securities totaling $632 thousand, are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos with at least one rating below investment grade as of December 31, 2013:

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$3,485	$2,651	$834	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	7,350	3,537	3,813	6,476
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,252	493	759	1,546
SECURITY 5	Mezzanine	C-2	Ca	NR	C	1,978	585	1,393	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	884	1,032	1,316
SECURITY 7	Mezzanine	B-1	Caa2	NR	C	4,487	2,112	2,375	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,153	1,523	1,651
SECURITY 9	Senior (org Mezz)	Mez	Ca	NR	C	0	0	0	3,214
SECURITY 10	Mezzanine	B	Ca	NR	D	5,411	640	4,771	10,589
SECURITY 11	Mezzanine	B-1	Ca	NR	D	2,385	2,385	0	7,606
SECURITY 12	Senior (org Mezz)	Mez	Caa3	NR	C	1,780	1,990	(210)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa3	NR	C	1,164	1,161	3	406
SECURITY 14	Mezzanine	B-1	Ca	NR	C	3,617	1,301	2,316	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	2,200	4,236	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,822	1,400	2,422	1,179
SECURITY 17	Mezzanine	B-1	Ca	NR	C	2,250	1,260	990	750
SECURITY 18	Senior	A-3	Aa2	B+	A	5,000	3,500	1,500	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,446	2,240	1,206	0
SECURITY 20	Mezzanine	B-2	NR	CCC+	CCC	3,280	3,280	0	720
SECURITY 21	Mezzanine	B-1	NR	CCC-	CCC	2,050	2,050	0	450
SECURITY 22	Mezzanine	B-1	Caa1	NR	C	2,500	1,050	1,450	0

						$67,285	$36,872	$30,413	$41,949

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	7	10.7%	13.3%	8.2%	65 - 85%	(59.4)%	72.3%	27.7%
2	7	2.2%	9.7%	7.0%	0 - 90%	(72.6)%	51.9%	48.1%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100.0%
4	33	18.8%	13.4%	6.7%	0 - 90%	(12.8)%	43.1%	56.9%
5	39	10.4%	12.9%	7.5%	60 - 90%	(6.2)%	91.3%	8.7%
6	45	7.5%	19.0%	6.7%	0 - 90%	(19.2)%	58.5%	41.5%
7	22	3.0%	17.3%	7.2%	0 - 60%	(12.5)%	85.0%	15.0%
8	28	3.2%	21.8%	6.8%	50 - 75%	(26.8)%	68.3%	31.7%
9	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
10	8	4.6%	14.6%	6.4%	10%	(67.9)%	33.8%	66.2%
11	14	8.3%	20.9%	10.4%	50 - 90%	(27.6)%	23.9%	76.2%
12	7	0.0%	19.5%	5.9%	N/A	(4.0)%	79.6%	20.4%
13	7	0.0%	19.5%	5.9%	N/A	(4.0)%	89.3%	10.7%
14	32	27.2%	7.5%	7.4%	15 - 90%	(5.2)%	89.0%	11.0%
15	16	5.1%	19.0%	9.5%	15 - 90%	(35.9)%	64.4%	35.6%
16	16	6.1%	17.9%	6.9%	0 - 90%	(25.6)%	76.4%	23.6%
17	28	9.9%	15.0%	7.8%	0 - 90%	(9.9)%	75.0%	25.0%
18	29	7.2%	12.9%	6.6%	15%	54.6%	100.0%	0.0%
19	5	0.6%	4.6%	8.0%	90%	30.2%	100.0%	0.0%
20	18	4.5%	4.0%	7.1%	0%	23.1%	82.0%	18.0%
21	14	9.3%	0.0%	6.4%	15%	10.9%	82.0%	18.0%
22	33	4.9%	11.5%	7.8%	50 - 90%	(0.2)%	100.0%	0.0%

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of December 31, 2013:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Gain/Loss
Emigrant	NR	NR	CCC	$5,657	$4,260	($1,397)
Bank of America	Ba1	NR	BB+	4,570	3,950	(620)
M&T Bank	NR	BBB	BB+	2,983	3,285	302
Citigroup	Ba1	BB+	BB+	504	502	(2)
Bank of America	Ba1	BB+	BB+	500	503	3

				$14,214	$12,500	($1,714)

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.39 million) and Royal Bank of Scotland ($972 thousand).

During 2013, United recognized net other-than-temporary impairment charges totaling $7.33 million on certain Trup Cdos and one marketable equity security. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2013 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $13.53 million or 76.15% as loan sales exceeded loan originations in the secondary market during the year of 2013. Portfolio loans, net of unearned income, increased $193.17 million or 2.97% from year-end 2012 mainly due to a $119.69 million or 21.73% increase in construction and land development loans, a $28.31 million or 10.02% increase in consumer loans, and a $64.69 million or 1.68% increase in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $177.37 million or 10.19% while commercial loans (not secured by real estate) and owner-occupied commercial real estate loans decreased $38.73 million or 2.81% and $73.94 million or 10.14%, respectively. Partially offsetting these increases in portfolio loans was a decrease of $16.87 million or less than 1% in residential real estate loans.

A summary of loans outstanding is as follows:

	December 31
	2013	2012	2011	2010	2009
Commercial, financial & agricultural	$3,911,103	$3,846,409	$3,508,966	$2,837,692	$3,003,298
Residential real estate	1,821,378	1,838,252	1,891,725	1,700,380	1,859,439
Construction & land development	670,364	550,677	549,877	470,934	559,602
Consumer	310,754	282,442	283,712	254,345	318,439
Less: Unearned interest	(9,016)	(6,364)	(3,503)	(3,025)	(3,969)

Total loans	6,704,583	6,511,416	6,230,777	5,260,326	5,736,809
Allowance for loan losses	(74,198)	(73,901)	(73,874)	(73,033)	(67,853)

TOTAL LOANS, NET	$6,630,385	$6,437,515	$6,156,903	$5,187,293	$5,668,956

Loans held for sale	$4,236	$17,762	$3,902	$6,869	$5,284

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2013:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$788,763	$1,365,791	$1,756,549	$3,911,103
Construction & land development	316,037	146,398	207,929	670,364

Total	$1,104,800	$1,512,189	$1,964,478	$4,581,467

At December 31, 2013, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$284,511	$918,201	$665,929	$1,868,641
Outstanding with adjustable rates	820,289	593,988	1,298,549	2,712,826

	$1,104,800	$1,512,189	$1,964,478	$4,581,467

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $6.57 million or 2.00% from year-end 2012 mainly as a result of decreases in prepaid FDIC assessments of $16.38 million due to a refund by the FDIC of unused accrued insurance premiums, OREO of $11.30 million due to sales and write-downs, deferred tax assets of $6.24 million, and core deposit intangibles of $1.97 million due to amortization. Partially offsetting these decreases from year-end 2012 was an increase in United’s net pension asset due to an increase in the discount rate used in the year-end valuation and more than expected return on the plan assets, resulting in an $18.00 million pension asset. In addition, income tax receivable increased $2.26 million due to timing differences in payments and cash surrender values of bank-owned life insurance policies increased $3.47 million due to an increase in the cash surrender value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2013 decreased $131.42 million or 1.95% from year-end 2012. In terms of composition, noninterest-bearing deposits increased $50.11 million or 2.75% due to an increase in non-interest bearing commercial deposits while interest-bearing deposits decreased $181.52 million or 3.68% from December 31, 2012.

Within the interest-bearing deposits category, time deposits under $100,000 decreased $148.30 million or 14.32%, time deposits over $100,000 decreased $72.34 million or 7.57%, and interest-bearing checking accounts decreased $14.51 million or 1.20% due in large part to historically low interest rates. The $148.30 million decrease in time deposits under $100,000 is the result of fixed rate certificate of deposits (CDs) declining $149.80 million. The $72.34 million decrease in time deposits over $100,000 is due to an $84.17 million decrease in fixed rate CDs over $100,000 which was partially offset by a $15.28 million increase in Deposit Account Registry Service (CDARS) balances over $100,000. The $14.51 million decrease in interest-bearing checking accounts is due to decreases in personal and commercial interest-bearing checking accounts of $31.85 million and $6.81 million, respectively, which were partially offset by a $24.16 million increase in state and municipal interest-bearing checking accounts. Partially offsetting these decreases in interest-bearing deposits is a $32.85 million or 6.28% increase in regular savings accounts mainly due to an increase of $31.02 million in personal savings accounts. In addition, interest-bearing money market accounts (MMDAs) increased $20.77 million or 1.73%, mainly due to $36.28 million and $7.86 million increases in commercial MMDAs and public MMDAs, respectively, which were partially offset by a $23.36 million decrease in personal MMDAs.

The table below summarizes the changes by deposit category since year-end 2012:

	December 31	December 31
	2013	2012	$ Change	% Change
(Dollars In thousands)
Demand deposits	$1,874,520	$1,824,411	$50,109	2.75%
Interest-bearing checking	1,195,956	1,210,463	(14,507)	(1.20%)
Regular savings	556,183	523,336	32,847	6.28%
Money market accounts	1,224,116	1,203,341	20,775	1.73%
Time deposits under $100,000	887,516	1,035,815	(148,299)	(14.32%)
Time deposits over $100,000	883,280	955,620	(72,340)	(7.57%)

Total deposits	$6,621,571	$6,752,986	$(131,415)	(1.95%)

At December 31, 2013, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2014	$1,144,254
2015	359,750
2016	131,322
2017	82,823
2018 and thereafter	52,647

TOTAL	$1,770,796

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2013 are summarized as follows:

Amount
( In thousands)
3 months or less	$400,290
Over 3 through 6 months	77,866
Over 6 through 12 months	151,567
Over 12 months	253,557

TOTAL	$883,280

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2013			2012			2011
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$1,782,257	$0	0.00%	$1,720,098	$0	0.00%	$476,460	$0	0.00%
NOW and money market deposits	2,403,748	7,380	0.31%	2,405,678	8,161	0.34%	3,084,146	9,019	0.29%
Savings deposits	565,359	631	0.11%	521,039	562	0.11%	447,166	423	0.09%
Time deposits	1,859,155	18,520	1.00%	2,129,445	23,525	1.10%	2,233,065	29,633	1.33%

TOTAL	$6,610,519	$26,531	0.40%	$6,776,260	$32,248	0.48%	$6,240,837	$39,075	0.63%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2013 increased $406.56 million or 67.77% during the year of 2013. Since year-end 2012, short-term borrowings increased $115.79 million or 36.76% due to a $115 million increase in overnight FHLB advances and a $22.24 million increase in fed funds purchased, which were partially offset by a $21.45 million decrease in securities sold under agreements to repurchase. Long-term borrowings increased $290.77 million or 102.05% since year-end 2012 as a result of a $290.66 million increase in long-term FHLB advances.

The table below summarizes the changes by borrowing category since year-end 2012:

	December 31		Amount	Percentage
	2013	2012	Change	Change
(Dollars in thousands)
Federal funds purchased	$27,685	$5,446	$22,239	408.35%
Securities sold under agreements to repurchase	188,069	209,516	(21,447)	(10.24%)
Short-term FHLB advances	215,000	100,000	115,000	115.00%
Long-term FHLB advances	377,069	86,411	290,658	336.37%
Issuances of trust preferred capital securities	198,628	198,515	113	0.06%

Total borrowings	$1,006,451	$599,888	$406,563	67.77%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2013 decreased $9.81 million or 13.39% from year-end 2012 mainly due to a $4.03 million decrease in income taxes payable due to timing differences in payments and a $3.09 million decrease in derivative liabilities. In addition, United’s net pension liability declined $3.68 million due to an increase in the discount rate used in the year-end valuation and a higher than expected return on the plan assets, resulting in a $18 million pension asset at year-end 2013. Partially offsetting these decreases in accrued expenses and other liabilities was a $1.82 million increase in deferred compensation.

Shareholders’ Equity

Shareholders’ equity at December 31, 2013 increased $49.48 million or 4.99% from December 31, 2012 as United continued to balance capital adequacy and the return to shareholders. The increase in shareholders’ equity was due mainly to earnings net of dividends which equaled $22.65 million for the year of 2013.

Accumulated other comprehensive income increased $22.70 million or 34.53% due mainly to an increase of $13.20 million in the after tax adjustment to United’s pension asset and a reversal of $3.74 million in after-tax non-credit OTTI losses due to investment sales. In addition, the accretion of pension costs for the year of 2013 was $3.05 million while the after-tax non-credit portion of OTTI losses for the year of 2013 was $4.34 million. Partially offsetting these increases to accumulated other comprehensive income is a decrease of $1.49 million, net of deferred income tax, in the fair value of United’s available for sale investment portfolio.

EARNINGS SUMMARY

Net income for the year 2013 was $85.63 million or $1.70 per diluted share compared to $82.61 million or $1.64 per diluted share for the year of 2012.

United’s return on average assets for the year of 2013 was 1.02% and return on average shareholders’ equity was 8.43% as compared to 0.98% and 8.35% for the year of 2012.

The results for the year of 2013 included noncash, before-tax, other-than-temporary impairment charges of $7.33 million on certain investment securities. The results for year of 2012 included noncash, before-tax, other-than-temporary impairment charges of $7.38 million on certain investment securities. In addition, the results for the year of 2012 included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia.

Net interest income for the year of 2013 was $269.84 million, a decrease of $7.87 million or 2.83% from the prior year. The provision for loan losses was $19.27 million for the year 2013 as compared to $17.86 million for the year of 2012.

Noninterest income was $67.83 million for the year of 2013, up $1.54 million or 2.32% when compared to the year of 2012. Included in noninterest income for the year of 2013 and 2012 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $7.33 million and $7.38 million, respectively. Noninterest expense was $193.36 million, a decrease of $11.30 million or 5.52% for the year of 2013 when compared to 2012.

Income tax expense for the year of 2013 was $39.42 million as compared to $38.87 million for the year of 2012. United’s effective tax rate was approximately 31.5% and 32.0% for years ended December 31, 2013 and 2012, respectively, as compared to 31.5% for 2011.

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

Net interest income for the year of 2013 was $269.84 million, which was a decrease of $7.87 million or 2.83% from the year of 2012. The $7.87 million decrease in net interest income occurred because total interest income decreased $17.74 million while total interest expense declined $9.88 million from the year of 2012. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2013 was $275.84 million, a decrease of $8.28 million or 2.91% from the year of 2012. The net interest margin for the year of 2013 was 3.68%, down 13 basis points from a net interest margin of 3.81% for the year of 2012.

Tax-equivalent interest income for the year of 2013 was $312.15 million, an $18.16 million or 5.50% decrease from the year of 2012 due mainly to a decrease in the average yield on earning assets. The year of 2013 average yield on earning assets was 4.16%, a decrease of 27 basis points from 4.43% for the year of 2012. In addition, average short-term investments declined $203.60 million or 46.33% for the year. Average earning assets were flat from the year of 2012, increasing $46.60 or less than 1%. Average net loans grew $220.25 million or 3.52% and average investment securities increased $29.94 million or 3.92% for the year which were mostly offset by the decline in average short-term investments.

Interest expense for the year of 2013 was $36.31 million, a decrease of $9.88 million or 21.38% from the year of 2012. The decline in interest expense for the year of 2013 was attributable to a decrease of 17 basis points in the average cost of funds for the year of 2013 as a result of lower market interest rates. In particular, the average cost of interest-bearing deposits was 0.55%, a decline of 9 basis points from 0.64% for the year of 2012 and the average cost of long-term borrowings was 2.32% for the year of 2013, a decrease of 213 basis points from 4.45% for the year of 2012. In addition, average interest-bearing liabilities declined $71.96 million or 1.28% due mainly to a decrease of $227.90 million in average interest-bearing deposits. The average cost of short-term borrowings was 0.25% for the year of 2013, up 14 basis points from 0.11% for the year of 2012.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2013, 2012 and 2011.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2013	2012	2011
Net interest income, GAAP basis	$269,841	$277,707	$260,728
Tax-equivalent adjustment (1)	5,999	6,413	6,587

Tax-equivalent net interest income	$275,840	$284,120	$267,315

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2013, 2012 and 2011 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$235,880	$613	0.26%	$439,481	$1,169	0.27%	$442,282	$1,255	0.28%
Investment Securities:
Taxable	712,582	16,646	2.34%	664,437	17,364	2.61%	707,897	23,069	3.26%
Tax-exempt	81,505	4,403	5.40%	99,706	5,421	5.44%	100,743	6,130	6.08%

Total Securities	794,087	21,049	2.65%	764,143	22,785	2.98%	808,640	29,199	3.61%
Loans, net of unearned Income (2)	6,544,104	290,491	4.44%	6,322,740	306,356	4.85%	5,721,510	292,655	5.11%
Allowance for loan losses	(74,661)			(73,549)			(73,231)

Net loans	6,469,443		4.49%	6,249,191		4.90%	5,648,279		5.18%

Total earning assets	7,499,410	$312,153	4.16%	7,452,815	$330,310	4.43%	6,899,201	$323,109	4.68%

Other assets	920,046			946,698			881,635

TOTAL ASSETS	$8,419,456			$8,399,513			$7,780,836

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$4,828,262	$26,531	0.55%	$5,056,162	$32,248	0.64%	$4,772,801	$39,075	0.82%
Short-term borrowings	360,621	895	0.25%	280,706	303	0.11%	256,578	166	0.06%
Long- term borrowings	382,628	8,887	2.32%	306,606	13,639	4.45%	345,395	16,553	4.79%

Total Interest-Bearing Funds	5,571,511	36,313	0.65%	5,643,474	46,190	0.82%	5,374,774	55,794	1.04%

Noninterest-bearing deposits	1,782,257			1,720,098			1,468,036
Accrued expenses and other liabilities	49,688			46,113			48,087

TOTAL LIABILITIES	7,403,456			4,409,685			6,890,897
SHAREHOLDERS’ EQUITY	1,016,000			989,828			889,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,419,456			$8,399,513			$7,780,836

NET INTEREST INCOME		$275,840			$284,120			$267,315

INTEREST SPREAD			3.51%			3.61%			3.64%

NET INTEREST MARGIN			3.68%			3.81%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2013 Compared to 2012				2012 Compared to 2011
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(550)	$(44)	$38	$(556)	$(8)	$(44)	$(34)	$(86)
Investment securities:
Taxable	1,257	(1,794)	(181)	(718)	(1,417)	(4,601)	313	(5,705)
Tax-exempt (1)	(990)	(40)	12	(1,018)	(63)	(645)	(1)	(709)

Loans (1),(2)	10,792	(25,622)	(1,035)	(15,865)	31,127	(15,815)	(1,611)	13,701

TOTAL INTEREST INCOME	10,509	(27,500)	(1,166)	(18,157)	29,639	(21,105)	(1,333)	7,201

Interest expense:
Interest-bearing deposits	$(1,459)	$(4,551)	$293	$(5,717)	$2,324	$(8,591)	$(560)	$(6,827)
Short-term borrowings	88	393	111	592	14	128	(5)	137
Long-term borrowings	3,383	(6,531)	(1,604)	(4,752)	(1,858)	(1,174)	118	(2,914)

TOTAL INTEREST EXPENSE	2,012	(10,689)	(1,200)	(9,877)	480	(9,637)	(447)	(9,604)

NET INTEREST INCOME	$8,497	$(16,811)	$34	$(8,280)	$29,159	$(11,468)	$(886)	$16,805

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2013, nonperforming loans were $81.13 million or 1.21% of loans, net of unearned income compared to nonperforming loans of $92.80 million or 1.43% of loans, net of unearned income at December 31, 2012. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $11.04 million at December 31, 2013, a decrease of $7.02 million or 38.88% from $18.07 million at year-end 2012. The decrease in loans past due 90 days or more was primarily due to the transfer of several large relationships to nonaccrual. At December 31, 2013, nonaccrual loans were $61.93 million, a decrease of $9.63 million or 13.46% from $71.56 million at year-end 2012. The decrease in nonaccrual loans was primarily due to several offsetting factors. As mentioned above, nonaccrual loans increased due to the transfer of several large relationships delinquent in excess of 90 days or more into nonaccrual. This was offset by charge-offs recognized on several impaired nonaccrual relationships, transfer of a significant nonaccrual relationship back to accrual status and foreclosure on several properties which led to a transfer from nonaccrual to other real estate owned. Restructured loans were $8.16 million at December 31, 2013 as compared to $3.17 million restructured loans at year-end 2012. The increase of $4.98 million was due to the restructure of six commercial real estate loans and one residential real estate loan. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $119.31 million, including OREO of $38.18 million at December 31, 2013, represented 1.37% of total assets which compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets between $3 and $10 billion) percentage of 1.52% at September 30, 2013.

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

	December 31
	2013	2012	2011	2010	2009
	(In thousands)
Nonaccrual loans	$61,928	$71,559	$59,892	$59,996	$50,856
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,044	18,068	16,179	6,798	20,314
Restructured loans (1)	8,157	3,175	3,592	437	1,087

Total nonperforming loans	81,129	92,802	79,663	67,231	72,257

Other real estate owned	38,182	49,484	51,760	44,770	40,058

TOTAL NONPERFORMING ASSETS	$119,311	$142,286	$131,423	$112,001	$112,315

(1)	Restructured loans with an aggregate balance of $861 thousand, $375 thousand, and $1.53 million at December 31, 2013, 2012 and 2011, respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2013, impaired loans were $92.66 million, which was a decrease of $2.73 million or 2.86% from the $95.39 million in impaired loans at December 31, 2012. This decrease in impaired loans was due mainly to decreased outstanding principal associated with impaired loans in the Company’s commercial owner-occupied real estate portfolio as a result of the repayment of loans secured by various convenience stores in Virginia considered impaired at December 31, 2012. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2013, the allowance for credit losses was $76.34 million which was comparable to $75.56 million at December 31, 2012.

At December 31, 2013, the allowance for loan losses was $74.20 million as compared to $73.90 million at December 31, 2012. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.11% at December 31, 2013 and December 31, 2012. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 91.46% and 79.63% at December 31, 2013 and December 31, 2012, respectively. For United, this ratio at December 31, 2013 increased from the ratio at December 31, 2012 because nonperforming loans decreased $11.67 million or 12.58% while the allowance for loan losses increased $297 thousand from year-end 2012. Adjustments to risk grades within the allowance for loan loss analysis are based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $517 thousand or less than 1%. The increase in allocations was due to increased historical loss rates in certain loan segments during the year. The Company’s detailed methodology and analysis indicated only a minor increase in the allowance for loan losses primarily because of the offsetting factors of changes within risk grades of loans and decreased loss allocations on impaired loans.

For the years ended December 31, 2013 and 2012, the provision for loan losses was $19.27 million and $17.86 million, respectively. Net charge-offs were $18.97 million for the year of 2013 as compared to net charge-offs of $17.84 million for the year of 2012. Annualized net charge-offs as a percentage of average loans were 0.29% for the year of 2013. The reserve for lending-related commitments at December 31, 2013 was $2.14 million, an increase of $487 thousand or 29.41% from December 31, 2012. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$75,557	$75,727	$75,039	$70,010	$63,603

Loans charged off:
Commercial, financial & agricultural (2)	14,207	7,028	4,892	5,495	22,626
Residential real estate (2)	4,111	8,882	7,069	9,334	9,695
Construction & land development (2)	896	3,099	6,290	9,298	6,288
Consumer (2)	1,792	1,546	1,354	1,635	2,468

TOTAL CHARGE-OFFS	21,006	20,555	19,605	25,762	41,077
Recoveries:
Commercial, financial & agricultural (2)	847	1,544	2,565	16,158	669
Residential real estate (2)	698	821	248	493	272
Construction & land development (2)	73	54	136	21	89
Consumer (2)	418	301	356	346	389

TOTAL RECOVERIES	2,036	2,720	3,305	17,018	1,419

NET LOANS CHARGED OFF	18,970	17,835	16,300	8,744	39,658
Provision for credit losses	19,754	17,665	16,988	13,773	46,065

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$76,341	$75,557	$75,727	$75,039	$70,010

Loans outstanding at the end of period (gross) (1)	$6,713,599	$6,517,780	$6,234,280	$5,263,351	$5,740,778

Average loans outstanding during period (net of unearned income) (1)	$6,537,360	$6,314,146	$5,718,639	$5,467,927	$5,883,995

Net charge-offs as a percentage of average loans outstanding	0.29%	0.28%	0.29%	0.16%	0.67%

Allowance for credit losses, as a percentage of nonperforming loans	94.10%	81.42%	95.06%	111.61%	96.89%

(1)	Excludes loans held for sale.
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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2013	2012	2011	2010	2009
	(In thousands)
Commercial, financial & agricultural (1)	$35,562	$37,264	$36,120	$37,490	$43,467

Residential real estate (1)	16,694	14,895	13,880	11,653	6,971

Construction & land development (1)	18,953	18,858	19,151	18,738	12,184
Consumer (1)	2,945	2,620	2,151	2,161	3,545
Allowance for estimated imprecision	44	264	2,572	2,991	1,686

Allowance for loan losses	$74,198	$73,901	$73,874	$73,033	$67,853

Reserve for lending-related commitments	2,143	1,656	1,853	2,006	2,157

Allowance for credit losses	$76,341	$75,557	$75,727	$75,039	$70,010

(1) Certain loan amounts were reclassified in 2010 to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2013	2012	2011	2010	2009
Commercial, financial & agricultural (1)	58.33%	59.07%	56.31%	53.95%	52.35%
Residential real estate (1)	27.17%	28.23%	30.36%	32.32%	32.41%
Construction & land development (1)	10.00%	8.46%	8.83%	8.95%	9.76%
Consumer (1)	4.50%	4.24%	4.50%	4.78%	5.48%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United’s formal company-wide review of the allowance for loan losses at December 31, 2013 produced increased allocations in five of the six loan categories. The commercial real estate owner-occupied loan pool allocation increased by $1.78 million due to an increase in historical loss rates and allocation applied to watch-rated loans. The other commercial loan pool allocation increased by $406 thousand due to offsetting factors of an increase in historical loss rates and a decrease in specific impairments due to charge-offs related to previously recognized impairments. The allocation related to the residential real estate loan pool increased by $1.80 million due to an increase in impairment recognition. The allowance allocated to real estate construction and development increased by $95 thousand due to an increase in outstanding loan balances within the portfolio. The consumer loan pool experienced an increase in allocation of $325 thousand due to an increase in impairment recognition as well as an increase in outstanding loan balances. Offsetting these increases was a decrease in the commercial real estate nonowner-occupied loan pool allocation of $3.88 million driven by a combination of lower outstanding balances in classified loan segments and lower historical loss rates. In summary, the overall level of the allowance for loan losses was stable in comparison to year-end 2012 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $12.48 million at December 31, 2013 and $14.20 million at December 31, 2012. In comparison to the prior year-end, this element of the allowance decreased by $1.72 million primarily due to decreased specific allocations for the other commercial loan pool.

Management believes that the allowance for credit losses of $76.34 million at December 31, 2013 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

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

Noninterest income was $67.83 million for the year of 2013, up $1.54 million or 2.32% from the year of 2012. Net losses on investment securities transactions for the year of 2013 were $5.81 million compared to net losses of $6.93 million for the year of 2012. Included in net losses on investment securities for the year of 2013 were noncash, before-tax other-than-temporary impairment charges of $7.33 million consisting primarily of $7.19 million on pooled trust preferred collateralized debt obligations (Trup Cdos) and $137 thousand on equity securities partially offset by a before-tax, net gain of $1.52 million on the sale of investment securities. Included in net losses on investment securities for the year of 2012 were noncash, before-tax other-than-temporary impairment charges of $7.38 million on certain investment securities consisting primarily of $5.97 million on Trup Cdos and $1.41 million on collateralized mortgage obligations (Cmos) as well as a before-tax, net gain of $446 thousand on the sale of investment securities. Excluding the results of the investment security transactions, noninterest income for the year of 2013 was flat from the year of 2012, increasing $415 thousand or less than 1%. Although excluding the results of security transactions is a non-GAAP measure, United’s management believes noninterest income without noncash, before-tax, other-than-temporary impairment charges and net securities gains or losses on sales and calls is more indicative of United’s performance because it isolates income that is primarily customer relationship driven and is more indicative of normalized operations. In addition, these items can fluctuate greatly from quarter to quarter and are difficult to predict.

The following table reconciles the difference between noninterest income and noninterest income excluding the results of security transactions for the years ended December 31, 2013, 2012 and 2011.

	Year Ended
(Dollars in thousands)	2013	2012	2011
Total Non-Interest Income, GAAP basis	$67,828	$66,292	$50,837
Less: Net other-than-temporary impairment losses	(7,332)	(7,376)	(20,414)
Less: Net gains on sales/calls of investment securities	1,523	446	1,576

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$73,637	$73,222	$69,675

Revenue from trust income and brokerage commissions increased $602 thousand or 3.80% due mainly to increased brokerage volume and the value of assets under management. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Mortgage banking income increased $100 thousand or 4.05% due to increased mortgage loan production and sales in the secondary market during the year of 2013 as compared to 2012. Mortgage loan sales were $148.79 million in 2013 as compared to $133.11 million in 2012.

Fees from deposit services were $40.25 million for the year of 2013, a decrease of $1.59 million or 3.79% from the year of 2012. In particular, overdraft or insufficient funds (NSF) fees declined $1.62 million and automated teller machine (ATM) fees decreased $331 thousand. Partially offsetting these declines was an increase in check card income of $593 thousand.

Income from bank owned life insurance policies increased $749 thousand or 14.86% due in 2013 as compared to 2012 due to a death benefit. Fees from bankcard transactions increased $595 thousand or 19.86% as compared to the year of 2012 due to a higher volume of transactions.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2013 was $193.36 million, a decrease of $11.30 million or 5.52% from the year of 2012.

Employee compensation for the year of 2013 decreased $3.33 million or 4.66% from the year of 2012. The decrease was due to the reduction in employees from a merger of banking subsidiaries in the second quarter of 2012. Included in employee compensation was expense for stock options of $1.79 million for the year of 2013 as compared to $1.91 million for the year of 2012.

Employee benefits expense increased $1.79 million or 8.46% due mainly an increase of $941 thousand in pension expense due to a change in the discount rate used in the valuation process. Also, health insurance expense increased $497 thousand and Federal Insurance Contributions Act (FICA) expense increased $140 thousand. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note M, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $766 thousand and decrease by approximately $672 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.91 million and increase by approximately $2.21 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease and increase, respectively, by approximately $1.07 million.

Net occupancy expense decreased $610 thousand or 2.99% for the year of 2013 as compared to the year of 2012. In particular, building rental expense decreased $458 thousand due to the closure or consolidation of branches from the merger of banking subsidiaries. In addition, real property taxes decreased $206 thousand and utilities expense declined $112 thousand.

Other real estate owned (OREO) expense decreased $2.12 million or 24.72% for the year of 2013 as compared to the year of 2012 as reductions to fair value and losses on sales declined from 2012.

Equipment expense decreased $559 thousand or 6.73% for the year of 2013 as compared to the year of 2012 due to lower depreciation and maintenance expense as a result of the closure or consolidation of branches from the merger of banking subsidiaries.

Data processing expense decreased $1.14 million or 9.08% for the year of 2013 as compared to the year of 2012 due to a change in servicers. In 2012, there was an overlap of servicers which increased costs.

Other expenses decreased $5.48 million or 9.99% for the year of 2013 as compared to the year of 2012. Included in the results of 2012 was the previously mentioned accrual of $3.3 million with respect to class actions against United Bank, Inc. of West Virginia. Otherwise, the decrease for the year of 2013 was due mainly to lower general operating expenses as a result of the merger of banking subsidiaries in 2012. In particular, office supplies decreased $976 thousand, advertising expense decreased $494 thousand, and postage decreased $284 thousand. In addition, ATM costs and amortization expense on core deposit intangibles decreased $727 thousand and $883 thousand respectively. Partially offsetting these decreases in other expenses for the year of 2013 was an increase in merger expenses of $1.25 million.

United’s efficiency ratio was 52.92% for the year of 2013 as compared to 54.08% for the year of 2012.

Income Taxes

For the year ended December 31, 2013, income taxes were $39.42 million, compared to $38.87 million for 2012. United’s effective tax rate was approximately 31.5% and 32.0% for years ended December 31, 2013 and 2012, respectively, as compared to 31.5% for 2011. For further details related to income taxes, see Note L, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2013 was $21.58 million or $0.43 per diluted share compared to $21.01 million or $0.42 per diluted share in 2012. The results for the first quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $834 thousand on certain investment securities. The results for the first quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $1.38 million on certain investment securities.

For the second quarter of 2013, net income was $22.22 million or $0.44 per diluted share compared to $21.05 million or $0.42 per diluted share in 2012. The results of the second quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $137 thousand on certain investment securities. The results of the second quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $1.74 million on certain investment securities.

In the third quarter of 2013, net income was $22.17 million or $0.44 per diluted share as compared to $19.33 million or $0.38 per diluted share in the third quarter of 2012. The results of the third quarter of 2012 included an accrual of $3.3 million with respect to a settlement of claims asserted in class actions against United Bank, Inc. of West Virginia. In addition, the results for the third quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $2.26 million on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013.

Fourth quarter of 2013 net income was $19.66 million or $0.39 per diluted share, a decrease from net income of $21.21 million or $0.42 per diluted share in the fourth quarter of 2012. The results for the fourth quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $6.36 million on certain investment securities. In comparison, the results for the fourth quarter of 2012 included noncash, before-tax, other-than-temporary impairment charges of $2.00 million on certain investment securities.

Tax-equivalent net interest income for the fourth quarter of 2013 was $70.66 million which was relatively flat from the fourth quarter of 2012, decreasing $646 thousand or less than 1%. The slight decrease was due mainly to a decline in the average yield on earning assets. The fourth quarter of 2013 average yield on earning assets decreased 27 basis points from the fourth quarter of 2012. Partially offsetting this decrease to tax-equivalent net interest income for the fourth quarter of 2013 was an increase of $256.63 million or 3.46% in average earning assets from the fourth quarter of 2012. Average net loans and average investment securities increased $179.64 million or 2.81% and $108.80 million or 14.74%, respectively, while short-term investments declined $31.82 million or 11.59%. In addition, the average cost of funds for the fourth quarter of 2013 declined 13 basis points as compared to the fourth quarter of 2012. The net interest margin for the fourth quarter of 2013 was 3.66%, which was a decrease of 17 basis points from a net interest margin of 3.83% for the fourth quarter of 2012.

For the fourth quarter of 2013, the provision for loan losses was $4.34 million while net charge-offs were $4.72 million. For the fourth quarter of 2012, the provision for loan losses was $5.95 million while net charge-offs were $5.79 million.

Noninterest income for the fourth quarter of 2013 was $12.05 million, which was a decrease of $4.70 million from the fourth quarter of 2012. Included in noninterest income for the fourth quarter of 2013 were noncash, before-tax, other-than-temporary impairment charges of $6.36 million on certain investment securities as compared to $2.00 million for the fourth quarter of 2012. Excluding the results of the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the fourth quarter of 2013 decreased $1.01 million or 5.47% from the fourth quarter of 2012. This decrease for the fourth quarter of 2013 was due primarily to decreases of $589 thousand in mortgage banking income due to decreased sales of mortgage loans in the secondary market and $534 thousand in fees from deposit services due to lower overdraft fee income.

Noninterest expense for the fourth quarter of 2013 was $47.98 million, a decrease of $1.30 million or 2.63% from the fourth quarter of 2012. The decrease for the fourth quarter of 2013 was mainly due to declines of $1.03 million in employee compensation due to lower expense for incentives and $602 thousand for other real estate owned (OREO) expense due to fewer declines in the fair value of OREO properties as compared to the fourth quarter of 2012. Partially offsetting these decreases was an increase of $568 thousand in employee benefits expense due mainly to higher health insurance and pension costs. Also included in noninterest expense for the fourth quarter of 2013 was an increase in merger expenses of $449 thousand.

Additional quarterly financial data for 2013 and 2012 may be found in Note V, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. For most of 2013 and 2012, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2013:

		Total Payments Due by Period
				Three to
(In thousands)		One Year	One to	Five	Over Five
	Total	or Less	Three Years	Years	Years
Deposits without a stated maturity (1)	$4,850,776	$4,850,776	$0	$0	$0
Time deposits (2) (3)	1,794,293	1,156,672	500,441	136,617	563
Short-term borrowings (2)	430,758	430,758	0	0	0
Long-term borrowings (2) (3)	691,972	328,779	19,254	14,058	329,881
Operating leases	43,656	8,181	12,933	11,250	11,292

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2013. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2013, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.51 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2013 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note P, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2013:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$384,441

Credit card and personal revolving lines	129,695

Commercial	1,989,957

Total unused commitments	$2,504,093

Financial standby letters of credit	$85,303

Performance standby letters of credit	29,361

Commercial letters of credit	0

Total letters of credit	$114,664

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

Cash flows provided by operations in 2013 were $142.20 million as compared to $129.44 million of cash provided by operations during 2012 due in large part to increases in proceeds from loan sales of $15.78 and in net income of $3.02 million. In 2013, net cash of $373.11 million was used in investing activities which was primarily due to loan growth of $212.14 million and net purchases of $185.40 million in investment securities over sales, calls and maturities. In 2012, net cash of $208.14 million was used in investing activities which was primarily due to loan growth of $298.47 million which was partially offset by net cash received of $85.62 million for excess net proceeds from sales, calls and maturities of investment securities over purchases. During the year of 2013, net cash of $215.45 million was provided by financing activities due primarily to proceeds of $345 million from FHLB long-term borrowings and an increase of $115 million in short term FHLB borrowings. Partially offsetting this source of cash in financing activities was cash used due to a decline in deposits of $131.25 million and the payment of $62.43 million for cash dividends. During the year of 2012, net cash of $125.22 million was used in financing activities due primarily to a decline of $62.80 million in deposits, the repayment of long-term borrowings in the amount of $60.55 million, and the payment of $62.33 million for cash dividends. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $15.46 million for the year of 2013 as compared to a decrease in cash and cash equivalents of $203.93 million for the year of 2012. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.71% at December 31, 2013 and 13.67% at December 31, 2012, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.51% and 10.72%, respectively, at December 31, 2013, are also well above minimum regulatory requirements. See Note S, Notes to Consolidated Financial Statements.

Total year-end 2013 shareholders’ equity increased $49.48 million or 4.99% to $1.04 billion from $992.25 million at December 31, 2012. United’s equity to assets ratio was 11.93% at December 31, 2013 as compared to 11.78% at December 31, 2012. The primary capital ratio, capital and reserves to total assets and reserves, was 12.69% at December 31, 2013, as compared to 12.57% at December 31, 2012. United’s average equity to average asset ratio was 12.07% and 11.78% for the years ended December 31, 2013 and 2012, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2013, United’s Board of Directors declared a cash dividend of $0.32 per share. Dividends per share of $1.25 for the year of 2013 represented an increase over the $1.24 per share paid for 2012. Total cash dividends declared to common shareholders were approximately $62.98 million for the year of 2013 as compared to $62.35 million for the year of 2012. The year 2013 was the fortieth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2013	2012	2011
Return on average assets	1.02%	0.98%	0.97%
Return on average equity	8.43%	8.35%	8.50%
Dividend payout ratio	73.55%	75.48%	75.16%
Average equity to average assets ratio	12.07%	11.78%	11.44%

2012 COMPARED TO 2011

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

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2012 were $8.42 billion which was a decrease of $31.46 million or less than 1% from December 31, 2011. The decrease was primarily the result of a $203.93 million or 32.06% decrease in cash and cash equivalents, a $94.82 million or 11.50% decrease in investment securities and a $22.71 million or 6.45% decrease in other assets. Of the $203.93 million decrease in cash and cash equivalents, interest-bearing deposits with other banks decreased $232.85 million or 45.98% as United placed less excess cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in interest-bearing deposits with other banks is a $28.91 million or 22.48% increase in cash and due from banks and a $12 thousand or 1.19% increase in federal funds sold. During the year of 2012, net cash of $129.44 million was provided by operating activities. Net cash of $208.14 million and $125.22 million were used in investing activities and financing activities, respectively. Investment securities decreased $94.82 million due mainly to a $70.89 million or 10.18% decrease in securities available for sale. This change in securities available for sale mainly reflects $2.00 billion in sales, maturities and calls of securities, $1.93 billion in purchases, and an increase of $5.46 million in market value. Securities held to maturity decreased $15.82 million or 26.69% from year-end 2011 due primarily to calls and maturities of securities. Other investment securities decreased $8.10 million or 11.84% from year-end 2011 due to the redemption of Federal Home Loan Bank (FHLB) stock. Other assets decreased $22.71 million or 6.45% from year-end 2011 due mainly to a $6.15 million decrease in income tax receivable and a $6.22 million decrease in United’s net pension asset due to a decline in the discount rate used in the year-end valuation and a less than expected return on the plan assets. In addition, deferred tax assets decreased $2.30 million, OREO decreased $2.28 million, prepaid regulatory assessments decreased $5.54 million and core deposit intangibles decreased $2.84 million due to amortization. Partially offsetting these decreases from year-end 2011 was an increase of $5.84 million in cash surrender values of bank-owned life insurance policies.

Partially offsetting these decreases in total assets was an increase in portfolio loans of $280.64 million or 4.50% and an increase of $13.86 million or 355.20% in loans held for sale. The $280.64 million increase in portfolio loans was mainly due to a $337.44 million or 9.62% increase in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $172.57 million or 7.51% while commercial loans (not secured by real estate) increased $164.88 million or 13.60%. Partially offsetting these increases in portfolio loans was a decrease of $53.47 million or 2.83% in residential real estate loans.

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

Provision for Loan Losses

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

Other Income

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2013 and 2012:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2013	December 31, 2012
+200	2.01%	7.93%
+100	0.21%	3.67%
-100	(0.80%)	(0.60%)
-200	---	---

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would increase by 0.21% over one year as of December 31, 2013, as compared to an increase of 3.67% as of December 31, 2012. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.01% over one year as of December 31, 2013, as compared to an increase of 7.93% as of December 31, 2012. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.80% over one year as of December 31, 2013 as compared to a decrease of 0.60% over one year as of December 31, 2012. With the federal funds rate at 0.25% at December 31, 2013 and 2012, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

Extension Risk

At December 31, 2013, United’s mortgage related securities portfolio had an amortized cost of $474 million, of which approximately $187 million or 39% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 5.1 years and a weighted average yield of 3.26%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points would only extend the average life of these securities to 6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.9%, less than the price decline of a 7 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 22%.

United had approximately $214 million in balloon securities with a projected yield of 1.93% and a projected average life of 6.1 years on December 31, 2013. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 11 months and a weighted average maturity (WAM) of 6.8 years.

United had approximately $18 million in 15-year mortgage backed securities with a projected yield of 4.78% and a projected average life of 2.1 years as of December 31, 2013. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 8.6 years and a weighted average maturity (WAM) of 6.1 years.

United had approximately $3 million in 20-year mortgage backed securities with a projected yield of 4.86% and a projected average life of 2.6 years on December 31, 2013. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 10.8 years and a weighted average maturity (WAM) of 8.7 years.

United had approximately $4 million in 30-year mortgage backed securities with a projected yield of 6.75% and a projected average life of 3.9 years on December 31, 2013. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 14.8 years and a weighted average maturity (WAM) of 13.8 years.

The remaining 10% of the mortgage related securities portfolio at December 31, 2013, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ Steven E. Wilson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	Steven E. Wilson, Executive Vice President, Treasurer, Secretary and Chief Financial Officer

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). United Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 3, 2014

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 3, 2014

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2013	December 31 2012
Assets
Cash and due from banks	$134,808	$157,539
Interest-bearing deposits with other banks	281,090	273,517
Federal funds sold	719	1,021

Total cash and cash equivalents	416,617	432,077
Securities available for sale at estimated fair value (amortized cost-$813,049 at December 31, 2013 and $673,315 at December 31, 2012)	775,284	625,625
Securities held to maturity (estimated fair value-$38,293 at December 31, 2013 and $42,695 at December 31, 2012)	40,965	43,467
Other investment securities	73,093	60,310
Loans held for sale	4,236	17,762
Loans	6,713,599	6,517,780
Less: Unearned income	(9,016)	(6,364)

Loans net of unearned income	6,704,583	6,511,416
Less: Allowance for loan losses	(74,198)	(73,901)

Net loans	6,630,385	6,437,515
Bank premises and equipment	69,897	72,170
Goodwill	375,547	375,583
Accrued interest receivable	26,666	26,302
Other assets	322,634	329,202

TOTAL ASSETS	$8,735,324	$8,420,013

Liabilities
Deposits:
Noninterest-bearing	$1,874,520	$1,824,411
Interest-bearing	4,747,051	4,928,575

Total deposits	6,621,571	6,752,986
Borrowings:
Federal funds purchased	27,685	5,446
Securities sold under agreements to repurchase	188,069	209,516
Federal Home Loan Bank borrowings	592,069	186,411
Other long-term borrowings	198,628	198,515
Allowance for lending-related commitments	2,143	1,656
Accrued expenses and other liabilities	63,427	73,232

TOTAL LIABILITIES	7,693,592	7,427,762

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 50,867,630 at December 31, 2013 and 2012, including 437,363 and 591,057 shares in treasury at December 31, 2013 and 2012, respectively	127,169	127,169
Surplus	237,674	238,739
Retained earnings	734,945	712,299
Accumulated other comprehensive loss	(43,047)	(65,748)
Treasury stock, at cost	(15,009)	(20,208)

TOTAL SHAREHOLDERS’ EQUITY	1,041,732	992,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,735,324	$8,420,013

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2013	2012	2011
Interest income
Interest and fees on loans	$286,033	$301,840	$288,213
Interest on federal funds sold and other short-term investments	613	1,169	1,255
Interest and dividends on securities:
Taxable	16,646	17,364	23,069
Tax-exempt	2,862	3,524	3,985

Total interest income	306,154	323,897	316,522
Interest expense
Interest on deposits	26,531	32,248	39,075
Interest on short-term borrowings	895	303	166
Interest on long-term borrowings	8,887	13,639	16,553

Total interest expense	36,313	46,190	55,794

Net interest income	269,841	277,707	260,728
Provision for loan losses	19,267	17,862	17,141

Net interest income after provision for loan losses	250,574	259,845	243,587
Other income
Fees from trust and brokerage services	16,447	15,845	13,343
Fees from deposit services	40,245	41,832	42,110
Bankcard fees and merchant discounts	3,591	2,996	2,572
Other service charges, commissions, and fees	2,247	2,229	1,849
Income from bank-owned life insurance	5,788	5,039	5,286
Income from mortgage banking	2,571	2,471	952
Other income	2,748	2,810	3,563

Total other-than-temporary impairment losses	(860)	(4,955)	(20,958)
Portion of loss recognized in other comprehensive income	(6,472)	(2,421)	544

Net other-than-temporary impairment losses	(7,332)	(7,376)	(20,414)
Net gains on sales/calls of investment securities	1,523	446	1,576

Net investment securities losses	(5,809)	(6,930)	(18,838)

Total other income	67,828	66,292	50,837
Other expense
Employee compensation	68,074	71,402	64,611
Employee benefits	22,970	21,178	17,358
Net occupancy expense	19,818	20,428	18,596
Other real estate owned (OREO) expense	6,441	8,556	7,008
Equipment expense	7,748	8,307	7,976
Data processing expense	11,394	12,532	11,637
Bankcard processing expense	1,332	1,315	1,051
FDIC insurance expense	6,188	6,064	8,468
Other expense	49,393	54,874	47,343

Total other expense	193,358	204,656	184,048

Income before income taxes	125,044	121,481	110,376
Income taxes	39,416	38,874	34,766

Net income	$85,628	$82,607	$75,610

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2013	2012	2011
Earnings per common share:
Basic	$1.70	$1.64	$1.62

Diluted	$1.70	$1.64	$1.61

Dividends per common share	$1.25	$1.24	$1.21

Average outstanding shares:
Basic	50,353,452	50,265,620	46,803,432
Diluted	50,426,078	50,298,019	46,837,363

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$85,628	$82,607	$75,610

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	6,452	5,120	5,820
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	5	4	5
Change in defined benefit pension plan, net of tax	16,244	(4,114)	(11,927)

Comprehensive income, net of tax	$108,329	$83,617	$69,508

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2011	44,319,157	$110,798	$93,431	$673,260	$(60,656)	$(23,821)	$793,012
Net income	0	0	0	75,610	0	0	75,610
Other comprehensive income, net of tax	0	0	0	0	(6,102)	0	(6,102)

Total comprehensive income, net of tax							69,508
Acquisition of Centra Financial Holdings, Inc.	6,548,473	16,371	145,049	0	0	0	161,420
Stock based compensation expense	0	0	1,133	0	0	0	1,133
Purchase of treasury stock (676 shares)	0	0	0	0	0	(18)	(18)
Distribution of treasury stock for deferred compensation plan (3,069 shares)	0	0	0	0	0	74	74
Cash dividends ($1.21 per share)	0	0	0	(56,827)	0	0	(56,827)
Common stock options exercised (40,447 shares)	0	0	(852)	0	0	1,394	542

Balance at December 31, 2011	50,867,630	127,169	238,761	692,043	(66,758)	(22,371)	968,844
Net income	0	0	0	82,607	0	0	82,607
Other comprehensive income, net of tax	0	0	0	0	1,010	0	1,010

Total comprehensive income, net of tax							83,617
Stock based compensation expense	0	0	1,908	0	0	0	1,908
Purchase of treasury stock (455 shares)	0	0	0	0	0	(13)	(13)
Distribution of treasury stock for deferred compensation plan (4,710 shares)	0	0	0	0	0	131	131
Cash dividends ($1.24 per share)	0	0	0	(62,351)	0	0	(62,351)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Forfeiture of restricted stock (840 shares)	0	0	29	0	0	(29)	0
Common stock options exercised (7,510 shares)	0	0	(143)	0	0	258	115

Balance at December 31, 2012	50,867,630	127,169	238,739	712,299	(65,748)	(20,208)	992,251
Net income	0	0	0	85,628	0	0	85,628
Other comprehensive income, net of tax	0	0	0	0	22,701	0	22,701

Total comprehensive income, net of tax							108,329
Stock based compensation expense	0	0	1,786	0	0	0	1,786
Purchase of treasury stock (1,596 shares)	0	0	0	0	0	(93)	(93)
Distribution of treasury stock for deferred compensation plan (3,827 shares)	0	0	0	0	0	77	77
Cash dividends ($1.25 per share)	0	0	0	(62,982)	0	0	(62,982)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (1,664 shares)	0	0	57	0	0	(57)	0
Common stock options exercised (100,302 shares)	0	0	(1,089)	0	0	3,453	2,364

Balance at December 31, 2013	50,867,630	$127,169	$237,674	$734,945	$(43,047)	$(15,009)	$1,041,732

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$85,628	$82,607	$75,610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	19,267	17,862	17,141
Depreciation, amortization and accretion	11,679	9,723	7,340
Loss on sales of bank premises, OREO and equipment	592	262	1,072
Loss on securities	5,809	6,930	18,838
Loans originated for sale	(135,260)	(146,966)	(66,990)
Proceeds from sales of loans	151,357	135,577	72,971
Gain on sales of loans	(2,571)	(2,471)	(952)
Stock-based compensation	1,786	1,908	1,133
Deferred income tax expense	2,990	337	10,907
Increase in cash surrender value of bank-owned life insurance policies	(6,043)	(5,039)	(5,195)
Amortization of net periodic pension costs	4,094	3,567	912
Changes in:
Interest receivable	(364)	159	(2,897)
Other assets	9,721	17,264	3,329
Accrued expenses and other liabilities	(6,486)	7,719	(14,652)

NET CASH PROVIDED BY OPERATING ACTIVITIES	142,199	129,439	118,567

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	2,479	15,973	7,635
Proceeds from sales of securities available for sale	14,352	5,381	24,763
Proceeds from maturities and calls of securities available for sale	683,913	1,991,166	1,462,173
Purchases of securities available for sale	(845,908)	(1,926,898)	(1,417,978)
Redemption of bank-owned life insurance policies	2,573	0	822
Purchases of bank premises and equipment	(5,995)	(5,207)	(8,018)
Proceeds from sales of bank premises and equipment	203	2,238	24
Acquisition of Centra Financial Holdings, Inc., net of cash acquired	0	0	49,085
Proceeds from sales and redemptions of other investment securities	27,648	13,345	10,819
Purchases of other investment securities	(40,237)	(5,665)	(338)
Net change in loans	(212,137)	(298,474)	29,350

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(373,109)	(208,141)	158,337

FINANCING ACTIVITIES
Cash dividends paid	(62,434)	(62,333)	(54,344)
Excess tax benefits from stock-based compensation arrangements	331	35	3,114
Acquisition of treasury stock	(93)	(12)	(18)
Proceeds from exercise of stock options	2,364	115	542
Distribution of treasury stock for deferred compensation plan	77	130	74
Repayment of long-term Federal Home Loan Bank borrowings	(54,342)	(55,398)	(60,372)
Proceeds of long-term Federal Home Loan Bank borrowings	345,000	0	0
Redemption of issued trust preferred securities	0	(5,155)	0
Changes in:
Time deposits	(220,640)	(299,803)	(274,652)
Other deposits	89,395	237,001	250,380
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	115,792	60,196	32,986

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	215,450	(125,224)	(102,290)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,460)	(203,926)	174,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	432,077	636,003	461,389

CASH AND CASH EQUIVALENTS AT END OF YEAR	$416,617	$432,077	$636,003

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2013

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. (United, the Company) is a multi-bank holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

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

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.

The Company has evaluated events and transactions subsequent to December 31, 2013 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements other than the acquisition of Virginia Commerce Bancorp, Inc. after the close of business on January 31, 2014 (see Note B to these Notes to Consolidated Financial Statements). In addition, on February 20, 2014, United sold a former branch building for approximately $11.1 million and recognized a before-tax gain of approximately $8.9 million. A description of the significant accounting policies is presented below.

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

Gains or losses on sales of securities are recognized by the specific identification method and are reported in securities gains and losses within noninterest income of the Consolidated Statements of Income. United reviews available-for-sale and held-to-maturity securities on a quarterly basis for possible impairment. United determines whether a decline in fair value below the amortized cost basis of a security is other-than-temporary. This determination requires significant judgment. In making this judgment, United’s review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, recent changes in external credit ratings, and the assessment of collection of the security’s contractual amounts from the issuer or issuers. If United intends to sell, or it is more likely than not that United will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The credit loss is defined as the difference between the present value of cash flows expected to be collected (discounted at the contractual rate) and the amortized cost basis. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and it is not more likely than not that United will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized within noninterest income of the Consolidated Statements of Income, and 2) the amount related to all other factors, which is recognized in other comprehensive income within shareholders’ equity of the Consolidated Balance Sheets.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees accreted and included in interest income were $7,427,000, $10,765,000 and $6,264,000 for the years of 2013, 2012 and 2011, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Other Real Estate Owned: At December 31, 2013 and 2012, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $38,182,000 and $49,484,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $3,777,000, $4,270,000 and $4,172,000 for the years of 2013, 2012, and 2011, respectively.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. Interest and/or penalties related to income taxes are reported as a component of income tax expense.

For uncertain income tax positions, United records a liability based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

United files a consolidated income tax return with its subsidiaries. Federal income tax expense or benefit has been allocated to subsidiaries on a separate return basis.

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $1,969,000, $2,852,000 and $2,429,000 in 2013, 2012, and 2011, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2013 and 2012, total goodwill approximated $375,547,000 and $375,583,000, respectively.

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

Stock-based compensation expense was $1,786,000 in 2013, $1,908,000 in 2012 and $1,133,000 in 2011.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 72,626 shares in 2013, 32,399 shares in 2012 and 33,931 shares in 2011. There are no other common stock equivalents.

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2013 and 2012, United granted 52,825 and 52,700 restricted shares, respectively, to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2013	2012	2011
Distributed earnings allocated to common stock	$62,982	$62,286	$56,827
Undistributed earnings allocated to common stock	22,512	20,245	18,783

Net earnings allocated to common shareholders	$85,494	$82,531	$75,610

Average common shares outstanding	50,353,452	50,265,620	46,803,432
Equivalents from stock options	72,626	32,399	33,931

Average diluted shares outstanding	50,426,078	50,298,019	46,837,363

Earnings per basic common share	$1.70	$1.64	$1.62
Earnings per diluted common share	$1.70	$1.64	$1.61

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

Recent Accounting Pronouncements: In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective for United on January 1, 2013 and did not have a significant impact on the Company’s financial condition or results of operation.

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

NOTE B—MERGERS AND ACQUISITIONS

At the close of business on January 31, 2014, United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The results of operations of Virginia Commerce will be included in the consolidated results of operations from the date of acquisition.

At consummation, Virginia Commerce had assets of approximately $2.77 billion, loans of $2.10 billion and deposits of $2.02 billion. The transaction will be accounted for under the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged will be recorded at estimated fair value on the acquisition date.

In accordance of the merger agreement, each outstanding share of common stock of Virginia Commerce, par value $1.00 per share (other than shares held by United or its subsidiaries, in each case except for shares held by them in a fiduciary capacity or in satisfaction of a debt previously contracted) were converted into the right to receive 0.5442 shares of United common stock, par value $2.50 per share, plus cash in lieu of fractional shares. Shares of Virginia Commerce restricted stock that were outstanding immediately prior to the merger converted into the right to receive 0.5442 shares of United common stock, par value $2.50 per share, plus cash in lieu of fractional shares. Almost all of the shares of Virginia Commerce restricted stock fully vested upon the merger under the terms of the restricted stock agreements. Those shares of Virginia Commerce restricted stock that did not fully vest upon the merger were converted into restricted shares of United common stock in accordance with the exchange ratio. Also under the terms of the merger agreement, outstanding Virginia Commerce stock options, whether vested or not, converted into fully vested and exercisable stock options with respect to shares of United’s common stock, with appropriate adjustments to reflect the exchange ratio. As a result of the Merger, United issued approximately 18.3 million shares of its common stock for all of Virginia Commerce’s outstanding common stock and restricted stock, and issued options to purchase approximately 441 thousand shares of its common stock upon conversion of Virginia Commerce’s stock options. United paid approximately $8 thousand in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash was funded by cash on hand. Effective January 31, 2014, the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program was purchased by United for $33.263 million. The repurchase price was based on the fair market value of the warrant as agreed upon by United and the Treasury. As a result of the repurchase by United, the warrant has been canceled.

Because the merger occurred on January 31, 2014, the initial accounting for the business combination is incomplete at this time. United is in the process of determining the fair values which are subject to refinement for up to one year after the closing date of the acquisition. United is using an independent third party to help determine the fair values of the acquired assets and liabilities. The resulting goodwill will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$172,324	$178	$748	$171,754	$0
State and political subdivisions	60,861	1,874	26	62,709	0
Residential mortgage-backed securities
Agency	215,788	2,491	1,815	216,464	0
Non-agency	16,369	163	0	16,532	458
Commercial mortgage-backed securities
Agency	241,947	225	8,740	233,432	0
Asset-backed securities	9,257	1	31	9,227	0
Trust preferred collateralized debt obligations	73,862	210	30,623	43,449	34,299
Single issue trust preferred securities	14,346	305	2,019	12,632	0
Other corporate securities	4,996	219	0	5,215	0
Marketable equity securities	3,299	572	1	3,870	0

Total	$813,049	$6,238	$44,003	$775,284	$34,757

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$336,747	$827	$52	$337,522	$0
State and political subdivisions	76,765	3,664	1	80,428	0
Residential mortgage-backed securities
Agency	101,769	4,741	0	106,510	0
Non-agency	24,569	934	458	25,045	458
Asset-backed securities	11,729	0	20	11,709	0
Trust preferred collateralized debt obligations	94,794	5	54,186	40,613	46,522
Single issue trust preferred securities	15,286	312	3,469	12,129	0
Other corporate securities	4,996	287	0	5,283	0
Marketable equity securities	6,660	257	531	6,386	0

Total	$673,315	$11,027	$58,717	$625,625	$46,980

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2013 and 2012.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,517	$748	$0	$0
State and political subdivisions	2,353	26	0	0
Residential mortgage-backed securities
Agency	160,835	1,815	0	0
Commercial mortgage-backed securities
Agency	208,979	8,740	0	0
Asset-backed securities	7,976	31	0	0
Trust preferred collateralized debt obligations	0	0	27,167	30,623
Single issue trust preferred securities	502	2	8,210	2,017
Marketable equity securities	0	0	25	1

Total	$442,162	$11,362	$35,402	$32,641

December 31, 2012
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25,170	$52	$0	$0
State and political subdivisions	126	1	0	0
Residential mortgage-backed securities
Non-agency	0	0	10,879	458
Asset-backed securities	7,993	20	0	0
Trust preferred collateralized debt obligations	0	0	40,613	54,186
Single issue trust preferred securities	0	0	7,221	3,469
Marketable equity securities	603	507	313	24

Total	$33,892	$580	$59,026	$58,137

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

	Year Ended
(In thousands)	2013	2012	2011
Proceeds from maturities, sales and calls	$698,264	$1,996,547	$1,486,936
Gross realized gains	1,259	157	1,729
Gross realized losses	43	141	311

At December 31, 2013, gross unrealized losses on available for sale securities were $44,003,000 on 89 securities of a total portfolio of 281 available for sale securities. Securities in an unrealized loss position at December 31, 2013 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities and agency commercial mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $457.74 million at December 31, 2013. Of the $457.74 million, $241.95 million was related to agency commercial mortgage securities and $215.79 million was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2013.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $16.37 million at December 31, 2013. Of the $16.37 million, $6.31 million was rated above investment grade and $10.06 million was rated below investment grade. Approximately 47% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 53% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a monthly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at December 31, 2013. There was no credit-related or noncredit-related other-than-temporary impairment recognized in earnings for the full year of 2013 on the non-agency residential mortgage-backed securities.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the fourth quarter of 2013, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $632 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CCC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2013 consisted of $2.98 million in split-rated bonds and $11.23 million in below investment grade bonds. Of the $11.23 million in below investment grade bonds, $10.23 million was in an unrealized loss position for twelve months or longer as of December 31, 2013.

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

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As a result of Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Volcker Rule, the Company has determined that, as of December 31, 2013, it is more likely than not that the Company will be required to sell four of its Trup Cdos prior to recovery of the amortized cost. Therefore, the Company is required to mark these four securities to their respective fair values as of December 31, 2013. This resulted in credit-related other-than-temporary impairment of $2.33 million recognized in earnings on these four securities during the fourth quarter of 2013. The Company was also notified by the Trustee of one additional Trup Cdo during the fourth quarter of 2013 that it had been instructed to auction the underlying collateral of the security. With the proceeds from the auction insufficient to cover the amortized cost basis of the security, the Company was required to recognize credit-related other-than-temporary impairment of $4.03 million during the fourth quarter of 2013. Excluding these five Trup Cdos, the Company has determined that it does not intend to sell any other pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed on those securities which the Company is not more likely than not required to sell, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality.

After completing its analysis of estimated cash flows, other than the five Trup Cdos mentioned above, management determined that none of the remaining Trup Cdos experienced an adverse change in cash flows during the fourth quarter of 2013, as the expected discounted cash flows from these securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

The total credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2013 related to the Trup Cdos was $6.36 million. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) in the fourth quarter on these securities resulted in a reduction of $5.22 million, or $3.39 million, net of taxes.

The credit-related other-than-temporary impairment recognized in earnings during 2013 related to these securities was $7.20 million, compared to $5.97 million in 2012. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) during 2013 on these securities, which are not expected to be sold, resulted in a reduction of $12.22 million, or $7.94 million, net of taxes. At December 31, 2013, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $34.30 million as compared to $46.52 million at December 31, 2012.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of December 31, 2013 consisted of $6.58 million in investment grade bonds, $5.00 million in split-rated bonds and $62.28 million in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos and single issue trust preferred securities in an unrealized loss position twelve months or greater as of December 31, 2013.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$8,485	$6,150	$2,335	$0	$5,000	$3,485
Senior – Insurance	6,577	6,577	0	6,577	0	0
Mezzanine —Bank (now in senior position)	13,741	8,929	4,812	0	0	13,741
Mezzanine – Bank	34,583	14,501	20,082	0	0	34,583
Mezzanine – Insurance	5,330	5,330	0	0	0	5,330
Mezzanine – Bank & Insurance (combination)	5,146	1,962	3,184	0	0	5,146

Totals	$73,862	$43,449	$30,413	$6,577	$5,000	$62,285

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

The Company has recognized cumulative credit-related other-than-temporary impairment of $43.11 million on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 93.6% to a high of 209.2%, with a median of 133.4%, and a weighted average of 158.97%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2013 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3.30 million at December 31, 2013. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at December 31, 2013. As of December 31, 2013, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Other investment securities (cost method)

During the fourth quarter of 2013, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2013 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)

Balance of cumulative credit losses at December 31, 2012	$63,114
Additions for credit losses on securities for which OTTI was not previously recognized	1,267
Additions for additional credit losses on securities for which OTTI was previously recognized	6,065

Balance of cumulative credit losses at December 31, 2013	$70,446

The amortized cost and estimated fair value of securities available for sale at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $474,104,000 and an estimated fair value of $466,428,000 at December 31, 2013 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$28,837	$28,960
Due after one year through five years	217,415	218,498
Due after five years through ten years	292,460	286,534
Due after ten years	271,038	237,422
Marketable equity securities	3,299	3,870

Total	$813,049	$775,284

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,762	$1,689	$0	$12,451
State and political subdivisions	10,367	37	299	10,105
Residential mortgage-backed securities
Agency	50	9	0	59
Single issue trust preferred securities	19,766	0	4,108	15,658
Other corporate securities	20	0	0	20

Total	$40,965	$1,735	$4,407	$38,293

	December 31, 2012
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,916	$2,500	$0	$13,416
State and political subdivisions	12,515	108	0	12,623
Residential mortgage-backed securities
Agency	61	10	0	71
Single issue trust preferred securities	19,750	0	3,390	16,360
Other corporate securities	225	0	0	225

Total	$43,467	$2,618	$3,390	$42,695

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2013, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.90 million) and SunTrust Bank ($7.39 million). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7.39 million) and Royal Bank of Scotland ($972 thousand). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. Gains or losses on calls of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2013	2012	2011
Gross realized gains	$114	$352	$1
Gross realized losses	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $50,000 and an estimated fair value of $59,000 at December 31, 2013 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$555	$556
Due after one year through five years	6,683	7,312
Due after five years through ten years	13,026	13,821
Due after ten years	20,701	16,604

Total	$40,965	$38,293

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $640,870,000 and $569,680,000 at December 31, 2013 and 2012, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $7,667,000 at December 31, 2013 and a net unrealized gain of $5,227,000 at December 31, 2012 on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2013, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

(Dollars in thousands)	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$14,998	0.26%	$117,261	1.06%	$50,826	1.12%	$0	0.00%
States and political subdivisions (1)	14,383	4.07%	28,895	5.66%	24,037	6.38%	3,912	6.78%
Residential mortgage-backed securities
Agency	12	6.00%	7,130	3.56%	45,918	3.73%	162,778	2.34%
Non-agency	0	0.00%	443	4.58%	6,872	5.02%	9,054	5.82%
Commercial mortgage-backed
Agency	0	0.00%	54,449	1.19%	179,499	2.21%	7,999	2.75%
Asset-backed securities	0	0.00%	8,008	0.69%	1,249	0.35%	0	0.00%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	73,862	4.58%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	34,112	2.40%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	3,299	2.47%
Other Corporate securities	0	0.00%	4,996	2.73%	0	0.00%	20	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2013	2012
Commercial, financial, and agricultural
Owner-occupied	$654,963	$728,906
Nonowner-occupied	1,917,785	1,740,420
Other commercial	1,338,355	1,377,083

Total commercial, financial & agricultural	3,911,103	3,846,409
Residential real estate	1,821,378	1,838,252
Construction & land development	670,364	550,677
Consumer:
Bankcard	11,023	11,236
Other Consumer	299,731	271,206
Less: Unearned interest	(9,016)	(6,364)

Total Loans, net of unearned interest	$6,704,583	$6,511,416

The table above does not include loans held for sale of $4,236,000 and $17,762,000 at December 31, 2013 and December 31, 2012, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $31,099,000 and $33,206,000, or less than 1% of total gross loans, at December 31, 2013 and 2012, respectively. The contractual principal in these acquired impaired loans was $52,237,000 and $55,685,000 at December 31, 2013 and 2012, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2013 follows.

(In thousands)

Accretable yield at the beginning of the period	$2,331
Accretion (including cash recoveries)	(3,192)
Net reclassifications to accretable from non-accretable	3,373
Disposals (including maturities, foreclosures, and charge-offs)	(261)

Accretable yield at the ending of the period	$2,251

At December 31, 2013 and 2012, loans-in-process of $43,158,000 and $68,255,000 and overdrafts from deposit accounts of $4,344,000 and $11,231,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $150,798,000 and $150,638,000 at December 31, 2013 and 2012, respectively. During 2013, $208,970,000 of new loans were made and repayments totaled $208,810,000.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2013, United had TDRs of $8,157,000 as compared to $3,175,000 as of December 31, 2012. Of the $8,157,000 aggregate balance of TDRs at December 31, 2013, $861,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $3,175,000 aggregate balance of TDRs at December 31, 2012, $375,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of

December 31, 2013, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2013, United had restructured loans in the amount of $4,267,000 that were modified by a reduction in the interest rate, $2,954,000 that were modified by a combination of a reduction in the interest rate and the principal and $936,000 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2013 and 2012, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	4	$5,143	$4,561
Nonowner-occupied	2	762	757
Other commercial	0	0	0
Residential real estate	1	105	104
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	7	$6,010	$5,422

Troubled Debt Restructurings For the Year Ended December 31, 2012
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	1	640	651
Construction & land development	1	731	375
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$1,371	$1,026

During 2013, restructured loans of $2,954,000 were modified by a combination of a reduction in the interest rate and a change in terms. The remaining $2,166,000 and $302,000 of loans restructured during 2013 was modified by a reduction in the interest rate and a change in terms, respectively. During 2012, $375,000 of restructured loans was modified by a combination of a reduction in the interest rate and change in terms and the remaining $651,000 of restructured loans was modified by a change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the years ended December 31, 2013 and 2012. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Year Ended December 31, 2013		Year Ended December 31, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:	0	$0	0	$0
Owner-occupied	0	0	0	0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	375	1	375
Consumer:	0	0	0	0
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$375	1	$375

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2013
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,144	$4,537	$18,681	$636,282	$654,963	$1,383
Nonowner-occupied	30,836	11,725	42,561	1,875,224	1,917,785	186
Other commercial	54,319	11,794	66,113	1,272,242	1,338,355	896
Residential real estate	54,271	25,446	79,717	1,741,661	1,821,378	5,214
Construction & land development	9,921	18,491	28,412	641,952	670,364	1,611
Consumer:
Bankcard	229	128	357	10,666	11,023	128
Other consumer	9,466	1,712	11,178	288,553	299,731	1,626

Total	$173,186	$73,833	$247,019	$6,466,580	$6,713,599	$11,044

Age Analysis of Past Due Loans As of December 31, 2012
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,122	$16,691	$27,813	$701,093	$728,906	$4,038
Nonowner-occupied	12,793	11,643	24,436	1,715,984	1,740,420	2,549
Other commercial	8,379	20,808	29,187	1,347,896	1,377,083	1,687
Residential real estate	54,168	22,095	76,263	1,761,989	1,838,252	7,363
Construction & land development	14,046	16,918	30,964	519,713	550,677	654
Consumer:
Bankcard	394	164	558	10,678	11,236	164
Other consumer	8,738	1,683	10,421	260,785	271,206	1,613

Total	$109,640	$90,002	$199,642	$6,318,138	$6,517,780	$18,068

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2013	December 31, 2012
Commercial real estate:
Owner-occupied	$3,154	$12,653
Nonowner-occupied	11,539	9,094
Other commercial	10,898	19,121
Residential real estate	20,232	14,732
Construction & land development	16,880	16,264
Consumer:
Bankcard	0	0
Other consumer	86	70

Total	$62,789	$71,934

United assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. For United’s loans with a corporate credit exposure, United internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2013
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$604,129	$1,811,915	$1,206,030	$510,911
Special mention	27,576	45,617	60,668	63,375
Substandard	23,258	60,253	71,148	96,078
Doubtful	0	0	509	0

Total	$654,963	$1,917,785	$1,338,355	$670,364

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2012
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$669,157	$1,621,338	$1,286,471	$392,096
Special mention	25,487	54,399	31,293	92,667
Substandard	34,262	64,683	57,386	65,914
Doubtful	0	0	1,933	0

Total	$728,906	$1,740,420	$1,377,083	$550,677

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2013
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,244	$10,666	$288,401
Special mention	13,006	229	9,466
Substandard	35,128	128	1,712
Doubtful	0	0	152

Total	$1,821,378	$11,023	$299,731

As of December 31, 2012
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,800,377	$10,678	$271,054
Special mention	7,866	394	0
Substandard	30,009	164	152
Doubtful	0	0	0

Total	$1,838,252	$11,236	$271,206

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2013			December 31, 2012
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$4,672	$4,672	$0	$15,591	$16,279	$0
Nonowner-occupied	5,938	6,651	0	10,907	14,601	0
Other commercial	10,292	17,753	0	3,036	5,501	0
Residential real estate	12,009	12,193	0	7,035	9,157	0
Construction & land development	13,866	14,662	0	7,682	10,089	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	152	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,358	$4,358	$638	$1,284	$1,284	$397
Nonowner-occupied	9,350	10,563	1,631	3,423	4,423	1,154
Other commercial	13,304	16,240	2,192	27,610	30,411	7,564
Residential real estate	7,669	8,191	4,112	5,635	7,028	1,427
Construction & land development	11,050	14,833	3,752	13,033	17,029	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	152	0	0	0
Total:
Commercial real estate:
Owner-occupied	$9,030	$9,030	$638	$16,875	$17,563	$397
Nonowner-occupied	15,288	17,214	1,631	14,330	19,024	1,154
Other commercial	23,596	33,993	2,192	30,646	35,912	7,564
Residential real estate	19,678	20,384	4,112	12,670	16,185	1,427
Construction & land development	24,916	29,495	3,752	20,715	27,118	3,659
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	152	152	152	0

	Impaired Loans
	For the Year Ended
	December 31, 2013		December 31, 2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$11,379	$242	$12,160	$770
Nonowner-occupied	10,168	194	23,393	431
Other commercial	11,550	1,828	5,208	178
Residential real estate	9,211	358	10,982	418
Construction & land development	9,305	373	18,104	285
Consumer:
Bankcard	0	0	0	0
Other consumer	114	0	165	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$2,543	$159	$1,151	$51
Nonowner-occupied	6,352	289	3,477	67
Other commercial	16,129	286	26,240	1,969
Residential real estate	6,009	283	8,989	380
Construction & land development	13,393	58	12,904	322
Consumer:
Bankcard	0	0	0	0
Other consumer	38	0	0	0
Total:
Commercial real estate:
Owner-occupied	$13,922	$401	$13,311	$821
Nonowner-occupied	16,520	483	26,870	498
Other commercial	27,679	2,114	31,448	2,147
Residential real estate	15,220	641	19,971	798
Construction & land development	22,698	431	31,008	607
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	165	0

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the year of 2013, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,143,000 and $1,656,000 at December 31, 2013 and December 31, 2012, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2013	2012	2011
Balance at beginning of period	$75,557	$75,727	$75,039
Provision for credit losses	19,754	17,665	16,988

	95,311	93,392	92,027

Loans charged off	21,006	20,555	19,605
Less recoveries	2,036	2,720	3,305

Net charge-offs	18,970	17,835	16,300

Balance at end of period	$76,341	$75,557	$75,727

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2013 and 2012 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	5,344	1,164	7,699	4,111	896	1,792	0	21,006
Recoveries	150	56	641	698	73	418	0	2,036
Provision	6,970	(2,776)	7,464	5,212	918	1,699	(220)	19,267

Ending balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198

Ending Balance: individually evaluated for impairment	$638	$1,631	$2,192	$4,112	$3,752	$152	$0	$12,477
Ending Balance: collectively evaluated for impairment	$5,015	$7,361	$18,725	$12,582	$15,201	$2,793	$44	$61,721

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$654,963	$1,917,785	$1,338,355	$1,821,378	$670,364	$310,754	$0	$6,713,599
Ending Balance: individually evaluated for impairment	$7,157	$13,913	$22,327	$16,160	$21,593	$152	$0	$81,302
Ending Balance: collectively evaluated for impairment	$646,548	$1,894,421	$1,314,543	$1,802,686	$632,407	$310,593	$0	$6,601,198
Ending Balance: loans acquired with deteriorated credit quality	$1,258	$9,451	$1,485	$2,532	$16,364	$9	$0	$31,099

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2012
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,670	$11,647	$20,803	$13,880	$19,151	$2,151	$2,572	$73,874
Charge-offs	801	2,608	3,619	8,882	3,099	1,546	0	20,555
Recoveries	60	122	1,362	821	54	301	0	2,720
Provision	948	3,715	1,965	9,076	2,752	1,714	(2,308)	17,862

Ending balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901

Ending Balance: individually evaluated for impairment	$417	$1,154	$7,564	$996	$3,659	$0	$0	$13,790
Ending Balance: collectively evaluated for impairment	$3,460	$11,722	$12,947	$13,899	$15,199	$2,620	$264	$60,111
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2012
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Financing receivables:
Ending balance	$728,906	$1,740,420	$1,377,083	$1,838,252	$550,677	$282,442	$0	$6,517,780
Ending Balance: individually evaluated for impairment	$14,474	$12,101	$28,997	$8,541	$17,827	$0	$0	$81,940
Ending Balance: collectively evaluated for impairment	$712,776	$1,718,913	$1,346,600	$1,826,196	$515,718	$282,431	$0	$6,402,634
Ending Balance: loans acquired with deteriorated credit quality	$1,656	$9,406	$1,486	$3,515	$17,132	$11	$0	$33,206

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2013	2012

Land	$23,018	$23,166
Buildings and improvements	83,144	80,997
Leasehold improvements	22,092	20,906
Furniture, fixtures and equipment	49,697	46,843

	177,951	171,912
Less allowance for depreciation and amortization	108,054	99,742

Net bank premises and equipment	$69,897	$72,170

Depreciation expense was $7,912,000, $7,790,000, and $6,966,000 for years ending December 31, 2013, 2012 and 2011, respectively, while amortization expense was $103,000 in each of these respective periods.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $8,969,000, $9,427,000 and $8,740,000 for the years ended December 31, 2013, 2012 and 2011, respectively. United Bank (WV) leases three of its offices from companies that are beneficially owned by two former United directors. Rent expense incurred on these facilities was $999,000, $1,755,000, and $1,044,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2013, consisted of the following:

Year	Amount
(In thousands)
2014	$8,181
2015	6,903
2016	6,030
2017	5,606
2018	5,644
Thereafter	11,292

Total minimum lease payments	$43,656

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

As of December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 43,434	$ (35,296)	$ 8,138

Goodwill not subject to amortization			$ 375,547

As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$ 43,434	$ (33,327)	$ 10,107

Goodwill not subject to amortization			$ 375,583

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2013:

Year	Amount
(In thousands)
2014	$1,478
2015	1,149
2016	1,089
2017	1,047
2018 and thereafter	3,375

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2013	2012
Demand deposits	$1,874,520	$1,824,411
Interest-bearing checking	1,195,956	1,210,463
Regular savings	556,183	523,336
Money market accounts	1,224,116	1,203,341
Time deposits under $100,000	887,516	1,035,815
Time deposits over $100,000	883,280	955,620

Total deposits	$6,621,571	$6,752,986

Interest paid on deposits approximated $27,182,000, $33,133,000 and $39,853,000 in 2013, 2012 and 2011, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $137,428,000 and $77,167,000 at December 31, 2013 and 2012, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2013 and 2012, short-term borrowings and the related weighted-average interest rates were as follows:

	2013		2012
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate
Federal funds purchased	$27,685	0.20%	$5,446	0.20%
Securities sold under agreements to repurchase	188,069	0.09%	209,516	0.09%

Total	$215,754		$214,962

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2013	$ 27,685	$ 188,069
2012	5,446	209,516
2011	7,120	247,646
Weighted-average interest rate at year-end:
2013	0.20%	0.09%
2012	0.20%	0.09%
2011	0.20%	0.07%
Maximum amount outstanding at any month’s end:
2013	$ 27,685	$ 220,155
2012	23,100	273,041
2011	20,440	274,546
Average amount outstanding during the year:
2013	$ 12,595	$ 199,823
2012	16,314	261,558
2011	13,377	242,371
Weighted-average interest rate during the year:
2013	0.20%	0.10%
2012	0.20%	0.08%
2011	0.21%	0.06%

At December 31, 2013, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2013, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $894,000, $304,000 and $464,000 in 2013, 2012 and 2011, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2013, the total carrying value of loans pledged as collateral for FHLB advances approximated $3,065,080,000. United had an unused borrowing amount as of December 31, 2013 of approximately $1,413,927,000 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2013 and 2012, FHLB advances and the related weighted-average interest rates were as follows:

	2013			2012
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$ 592,069	0.56%	0.56%	$ 186,411	2.17%	2.17%

Overnight funds of $215,000,000 were included in the $592,069,000 above at December 31, 2013. Overnight funds of $100,000,000 were included in the $186,411,000 above at December 31, 2012. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2013 and 2012 to manage interest rate risk on its long-term debt. Additional information is provided in Note P, Notes to Consolidated Financial Statements.

At December 31, 2013, United had a total of twelve statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2013 and 2012, the outstanding balance of the Debentures was $198,628,000 and $198,515,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands)

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$ 2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$ 14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$ 10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$ 10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$ 10,000	3-month LIBOR + 1.65%	July 7, 2036

At December 31, 2013 and 2012, the Debentures and their related weighted-average interest rates were as follows:

	2013		2012
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	2,065	10.18%	2,064	10.18%
United Statutory Trust III	20,619	3.10%	20,619	3.16%
United Statutory Trust IV	25,774	3.09%	25,774	3.16%
United Statutory Trust V	51,547	1.80%	51,547	1.91%
United Statutory Trust VI	30,928	1.54%	30,928	1.61%
Premier Statutory Trust II	6,186	3.34%	6,186	3.44%
Premier Statutory Trust III	8,248	1.98%	8,248	2.05%
Premier Statutory Trust IV	14,433	1.80%	14,433	1.86%
Premier Statutory Trust V	10,310	1.85%	10,310	1.92%
Centra Statutory Trust I	9,859	2.54%	9,803	2.60%
Centra Statutory Trust II	9,859	1.89%	9,803	1.99%

Total	$198,628		$198,515

At December 31, 2013, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2014	$321,388
2015	4,395
2016	622
2017	383
2018 and thereafter	248,909

Total	$575,697

Interest paid on long-term borrowings approximated $8,846,000, $14,370,000 and $16,335,000 in 2013, 2012 and 2011, respectively.

NOTE L—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2013	2012	2011
Current expense:
Federal	$32,378	$37,623	$23,341
State	4,048	914	518
Deferred expense:
Federal and State	2,990	337	10,907

Total income taxes	$39,416	$38,874	$34,766

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$43,765	35.0%	$42,519	35.0%	$38,632	35.0%

Plus: State income taxes net of federal tax benefits	2,392	1.9	594	0.5	336	0.3

	46,157	36.9	43,113	35.5	38,968	35.3

Increase (decrease) resulting from:
Tax-exempt interest income	(3,837)	(3.1)	(4,127)	(3.4)	(4,226)	(3.8)
Other items-net	(2,904)	(2.3)	(112)	(0.1)	24	0.0

Income taxes	$39,416	31.5%	$38,874	32.0%	$34,766	31.5%

For years ended 2013, 2012 and 2011, United incurred federal income tax expense applicable to the sales and calls of securities of $533,000, $156,000 and $552,000, respectively. Income taxes paid approximated $49,114,000, $27,057,000 and $34,531,000 in 2013, 2012 and 2011, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2013, United had no state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $4,816,000, $4,717,000 and $4,466,000 for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2013 and 2012 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$28,108	$41,853
Other accrued liabilities	830	29
Unrecognized components of net periodic pension costs	12,168	21,696
Unrealized loss on securities available for sale	13,255	16,703
Other real estate owned	4,288	0

(In thousands)	2013	2012
Purchase accounting intangibles	3,598	0
Net operating loss	0	846

Total deferred tax assets	62,247	81,127

Deferred tax liabilities:
Purchase accounting intangibles	0	6,436
Deferred mortgage points	283	377
Accrued benefits payable	7,806	10,961
Premises and equipment	2,563	857
Other	2,117	2,764

Total deferred tax liabilities	12,769	21,395

Net deferred tax assets	$49,478	$59,732

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2013	2012
Unrecognized tax benefits at beginning of year	$ 2,106	$ 2,028
Decrease in unrecognized tax benefits as a result of tax positions settled during the current period	(213)	0
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	661	226
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(42)	(148)

Unrecognized tax benefits at end of year	$ 2,512	$ 2,106

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012 and State Taxing authorities for the years ended December 31, 2009 through 2012.

As of December 31, 2013 and 2012, the total amount of accrued interest related to uncertain tax positions was $455,000 and $1,138,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2013, 2012 and 2011.

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

Included in accumulated other comprehensive income at December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2,000 ($1,000 net of tax) and unrecognized actuarial losses of $31,151,000 ($20,248,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 is $1,000 ($1,000 net of tax), and $4,821,000 ($3,134,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Service cost	$ 2,672	$ 2,517	$ 2,272
Interest cost	4,913	4,849	4,555
Expected return on plan assets	(8,313)	(7,999)	(8,343)
Recognized net actuarial loss	4,821	4,199	2,427
Amortization of prior service cost	1	1	1

Net periodic pension cost	$ 4,094	$ 3,567	$ 912

Weighted-Average Assumptions:
Discount rate	4.40%	5.15%	5.75%
Expected return on assets	7.75%	8.00%	8.00%
Rate of Compensation Increase (prior to age 45)	3.75%	3.75%	3.75%
Rate of Compensation Increase (otherwise)	2.75%	2.75%	2.75%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2013 and the accumulated benefit obligation at December 31, 2013 is as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2013	2012
Projected Benefit Obligation at the Beginning of the Year	$112,534	$95,162
Service Cost	2,672	2,517
Interest Cost	4,913	4,849
Actuarial (Gain) Loss	(11,646)	13,000
Benefits Paid	(3,287)	(2,994)

Projected Benefit at the End of the Year	$105,186	$112,534
Accumulated Benefit Obligation at the End of the Year	$95,859	$102,156

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$108,859	$101,383
Actual Return on Plan Assets	17,616	10,470
Benefits Paid	(3,287)	(2,994)
Employer Contributions	0	0

Fair value of plan assets at end of year	$123,188	$108,859

Net Amount Recognized
Funded Status	$18,002	$(3,675)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	2	3

(Dollars in thousands)	December 31,
	2013	2012
Unrecognized Net Loss	31,151	56,921

Net Amount Recognized	$49,155	$53,249

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.20%	4.40%
Rate of Compensation Increase (prior to age 45)	3.50%	3.75%
Rate of Compensation Increase (otherwise)	3.00%	2.75%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2014	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2013	December 31, 2012

Equity Securities	62%	50-70%	66%	63%
Debt Securities	26%	20-50%	21%	32%
Other	12%	3-15%	13%	5%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,328,000 (3%) at December 31, 2013 and $2,576,000 (2%) at December 31, 2012.

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

At December 31, 2013, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2014	$ 3,728
2015	4,053
2016	4,432
2017	4,780
2018	5,159
2019 through 2023	30,746

United did not contribute to the plan in 2013 and 2012 as no contributions were required by funding regulations or law. For 2014, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2014, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
(In thousands) Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,985	$2,985	$0	$0

Fixed Income Securities:
Mortgage backed securities	118	0	118	0
Collateralized mortgage obligations	245	0	245	0
Municipal obligations	1,112	0	1,112	0
Corporate bonds	2,363	0	2,363	0

Fixed Income Mutual Funds:
Strategic income	3,985	3,985	0	0
Taxable	3,970	3,970
Domestic	13,834	13,834	0	0
Alternative	6,131	6,131	0	0

Equity Securities:
Preferred stock	195	195	0	0
Common stock	20,089	20,089	0	0

Equity Mutual Funds:
Domestic equity large cap	23,042	23,042	0	0
Domestic equity mid cap	5,540	5,540	0	0
Domestic equity small cap	15,293	15,293	0	0
International emerging equity	6,076	6,076	0	0
International equity developed	11,817	11,817	0	0
Alternative equity	5,692	5,692	0	0

Other Assets:
Partnerships	701	0	701	0

Total	$123,188	$118,649	$4,539	$0

		Fair Value Measurements at December 31, 2012 Using
(In thousands) Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$ 4,396	$ 4,396	$ 0	$ 0

Fixed Income Securities:
Mortgage backed securities	207	0	207	0
Collateralized mortgage obligations	208	0	208	0
Municipal obligations	910	0	910	0
Corporate bonds	2,588	2,226	362	0

Fixed Income Mutual Funds:
Fixed income—general	12,463	12,463	0	0
Domestic	12,600	12,600	0	0
Alternative	6,116	6,116	0	0

Equity Securities:
Preferred stock	209	209	0	0
Common stock	14,712	14,712	0	0

Equity Mutual Funds:
Global equity	5,186	5,186	0	0
Domestic equity large cap	19,172	19,172	0	0
Domestic equity mid cap	2,552	2,552	0	0
Domestic equity small cap	10,688	10,688	0	0
International emerging equity	5,241	5,241	0	0
International equity developed	4,158	4,158	0	0
Alternative equity	6,727	6,727	0	0

Other Assets:
Partnerships	726	0	726	0

Total	$ 108,859	$ 106,446	$ 2,413	$ 0

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,411,000, $1,330,000 and $1,332,000 in 2013, 2012 and 2011, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2013 and 2012, the combined plan assets included 912,713 and 932,125 shares, respectively, of United common stock with an approximate fair value of $28,705,000 and $22,671,000, respectively. Dividends paid on United common stock held by the plans approximated $1,171,631, $1,112,000 and $1,022,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE N--STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the year of 2013, a total of 194,225 non-qualified stock options and 52,825 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $1,786,000 and $1,908,000 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the years 2013 and 2012, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2013 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.42%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.316; and a weighted-average expected option life of 7.18 years, respectively. The estimated fair value of the options at the date of grant was $5.74 for the options granted during 2013. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2013, and the changes during the year of 2013 are presented below:

	Year ended December 31, 2013
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2013	1,629,237			$29.64
Granted	194,225			26.24
Exercised	100,302			23.56
Forfeited or expired	275,163			31.10

Outstanding at December 31, 2013	1,447,997	$5,145	5.4	$29.33

Exercisable at December 31, 2013	858,800	$3,148	3.6	$30.20

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2013	770,750	$ 7.04
Granted	194,225	5.74
Vested	348,339	6.33
Forfeited or expired	27,439	7.53

Nonvested at December 31, 2013	589,197	$ 7.01

As of December 31, 2013, the total unrecognized compensation cost related to nonvested option awards was $1,290,000 with a weighted-average expense recognition period of 0.9 years. The total fair value of awards vested during the year ended December 31, 2013, was $2,204,000.

Cash received from options exercised under the Plans for the years ended December 31, 2013, 2012 and 2011 was $2,364,000, $115,000, and $542,000, respectively. During 2013 and 2012, 100,302 and 7,510 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for 2013 and 2012. The weighted-average grant-date fair value of options granted in the year of 2013, 2012, and 2011 was $5.74, $6.86, and $7.91, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2013, 2012, and 2011 was $507,000, $98,000, and $518,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $331,000, $35,000 and $3,114,000 from excess tax benefits related to share-based compensation for the year of 2013, 2012 and 2011, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarters of 2013 and 2012, United granted restricted shares to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2013, the total unrecognized compensation cost related to nonvested stock awards was $1,441,000 with a weighted-average expense recognition period of 1.5 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2013	51,125	$ 29.40
Granted	52,825	26.19
Vested	16,789	28.96
Forfeited	1,664	27.91

Outstanding at December 31, 2013	85,497	$ 27.53

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,504,093,000 and $2,173,377,000 of loan commitments outstanding as of December 31, 2013 and 2012, respectively, substantially all of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2013, United had no outstanding commercial letters of credit and $250,000 as of December 31, 2012. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $114,664,000 and $96,856,000 as of December 31, 2013 and 2012, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2013, United has only fair value hedges.

For the years ended December 31, 2013 and 2012, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are included in noninterest income and noninterest expense, respectively.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2013 and 2012.

	Derivative Hedging Instruments
	December 31, 2013		December 31, 2012
(Dollars in thousands)	Notional Amount	Average Pay Rate	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$41,868	5.07%	$52,558	5.14%

Total Derivatives Used in Fair Value Hedges	$41,868		$52,558

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$41,868		$52,558

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$2,179	Other assets	$0
Total derivatives designated as hedging instruments		$2,179		$0
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$1,045	Other assets	$2,367

Total derivatives not designated as hedging instruments		$1,045		$2,367

Total asset derivatives		$3,224		$2,367

	Liability Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$149	Other liabilities	$1,914

Total derivatives designated as hedging instruments		$149		$1,914

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$1,045	Other liabilities	$2,367

Total derivatives not designated as hedging instruments		$1,045		$2,367

Total liability derivatives		$1,194		$4,281

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2013	December 31, 2012	December 31, 2011
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/ (expense)	$(522)	$(298)	$81

Total derivatives in fair value hedging relationships		$(522)	$(298)	$81

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$1,322	$1,450	$1,782
Interest rate contracts (2)	Other expense	$(1,322)	$(1,450)	$(1,782)

Total derivatives not designated as hedging instruments		$0	$0	$0

Total derivatives		$(522)	$(298)	$81

(1) Represents net gains from derivative assets not designated as hedging instruments.

(2) Represents net losses from derivative liabilities not designated as hedging instruments.

For the years ended December 31, 2013, 2012 and 2011, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were not significant to United’s Consolidated Statements of Income.

NOTE Q--COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2013	2012	2011
Net Income	$85,628	$82,607	$75,610
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(7,534)	(10,840)	(33,580)
Related income tax effect	2,637	3,794	11,753
Less : OTTI charges recognized in net income	7,332	7,376	20,414
Related income tax effect	(2,566)	(2,582)	(7,145)
Reclassification of previous noncredit OTTI to credit OTTI	12,425	5,887	12,622
Related income tax effect	(4,349)	(2,061)	(4,418)

Net unrealized gains (losses) on AFS securities with OTTI	7,945	1,574	(354)
Net change in unrealized (losses) gains on AFS securities arising during the period	(1,082)	5,471	10,917
Related income tax effect	379	(1,915)	(3,821)
Net reclassification adjustment for gains included in net income	(1,216)	(16)	(1,418)
Related income tax effect	426	6	496

	(1,493)	3,546	6,174

Net effect of AFS securities on other comprehensive income	6,452	5,120	5,820

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	0	0
Related income tax effect	0	0	0
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	7	8
Related income tax effect	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	5	4	5

Defined benefit pension plan:
Net actuarial loss during the period	20,305	(10,206)	(20,591)
Related income tax effect	(7,107)	3,572	7,206
Amortization of transition asset recognized in net income	0	0	0
Related income tax effect	0	0	0
Amortization of prior service cost recognized in net income	1	1	1
Related income tax effect	0	0	0
Amortization of net actuarial loss recognized in net income	4,821	4,199	2,427
Related income tax effect	(1,776)	(1,680)	(970)

Net effect of change in defined benefit pension plan on other comprehensive income	16,244	(4,114)	(11,927)

Total change in other comprehensive income, net of tax	22,701	1,010	(6,102)

Total Comprehensive Income	$108,329	$83,617	$69,508

The components of accumulated other comprehensive income for the year ended December 31, 2013 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2013
(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2013	($29,687)	($72)	($35,989)	($65,748)
Other comprehensive income before reclassification	(834)	5	0	(829)
Amounts reclassified from accumulated other comprehensive income	7,286	0	16,244	23,530

Net current-period other comprehensive income, net of tax	6,452	5	16,244	22,701

Balance at December 31, 2013	($23,235)	($67)	($19,745)	($43,047)

(a) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2013
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$12,425		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(1,216)		Net gains on sales/calls of investment securities

	11,209		Total before tax
Related income tax effect	(3,923)		Tax expense

	7,286		Net of tax

Pension plan:
Change in pension asset	20,305	(a)
Amortization of transition asset	1	(b)
Recognized net actuarial loss	4,821	(b)

	25,127		Total before tax
Related income tax effect	(8,883)		Tax expense

	16,244		Net of tax

Total reclassifications for the period	$23,530

(a) This AOCI component is included in the computation of changes in plan assets (see Note M, Employee Benefit Plans)

(b) This AOCI component is included in the computation of net periodic pension cost (see Note M, Employee Benefit Plans)

NOTE R--UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2013	2012
Assets
Cash and due from banks	$43,613	$30,585
Securities available for sale	1,925	3,271
Securities held to maturity	20	225
Other investment securities	125	162
Investment in subsidiaries:
Bank subsidiaries	1,139,786	1,100,880
Nonbank subsidiaries	6,396	6,355
Other assets	11,751	10,069

Total Assets	$1,203,616	$1,151,547

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	33,016	30,428
Shareholders’ equity (including other accumulated comprehensive loss of $43,047 and $65,748 at December 31, 2013 and 2012, respectively)	1,041,732	992,251

Total Liabilities and Shareholders’ Equity	$1,203,616	$1,151,547

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2013	2012	2011
Income
Dividends from banking subsidiaries	$69,500	$67,600	$ 68,323
Net interest income	74	119	417
Management fees:
Bank subsidiaries	17,665	15,854	13,000
Nonbank subsidiaries	27	27	27
Other income	555	105	414

Total Income	87,821	83,705	82,181

Expenses
Operating expenses	20,595	20,879	20,431

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	67,226	62,826	61,750
Applicable income tax benefit	(709)	(1,487)	(2,025)

Income Before Equity in Undistributed Net Income of Subsidiaries	67,935	64,313	63,775
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	17,652	18,186	11,710
Nonbank subsidiaries	41	108	125

Net Income	$85,628	$82,607	$ 75,610

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2013	2012	2011
Operating Activities
Net income	$85,628	$82,607	$75,610
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(17,693)	(18,294)	(11,835)
Amortization of net periodic pension costs	373	117	76
Stock-based compensation	1,786	1,908	1,133
Net (gain) loss on securities transactions	(556)	(55)	(12)
Net change in other assets and liabilities	867	(1,553)	(6,895)

Net Cash Provided by Operating Activities	70,405	64,730	58,077

Investing Activities
Net proceeds from (purchases of) sales of securities	2,341	1,541	4,854
Net cash paid in acquisition of subsidiary	0	0	(8,576)
Change in other investment securities	37	38	1,376

Net Cash Provided by (Used in) Investing Activities	2,378	1,579	(2,346)

Financing Activities
Cash dividends paid	(62,434)	(62,333)	(54,344)
Net (repayment) liquidation of subsidiary trusts	0	(5,155)	0
Acquisition of treasury stock	(93)	(12)	(18)
Proceeds from sale of treasury stock from deferred compensation plan	77	130	74
Excess tax benefits from stock-based compensation arrangements	331	35	3,114
Proceeds from exercise of stock options	2,364	115	542

Net Cash Used in Financing Activities	(59,755)	(67,220)	(50,632)

Increase (Decrease) in Cash and Cash Equivalents	13,028	(911)	5,099

Cash and Cash Equivalents at Beginning of Year	30,585	31,496	26,397

Cash and Cash Equivalents at End of Year	$43,613	$30,585	$31,496

NOTE S--REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2013, were approximately $245,566,000 and $239,755,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2012, was approximately $438,761,000 and $89,439,000, respectively.

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

During 2014, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $35,547,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $77,648,000 at December 31, 2013, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2013, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2013, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 971,401	13.7%	$ 566,836	≥8.0%	$ 708,545	≥10.0%
United Bank (WV)	525,517	12.5%	336,100	≥8.0%	420,125	≥10.0%
United Bank (VA)	412,120	14.4%	229,656	≥8.0%	287,070	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	886,094	12.5%	283,418	≥4.0%	425,127	≥6.0%
United Bank (WV)	485,038	11.6%	168,050	≥4.0%	252,075	≥6.0%
United Bank (VA)	376,255	13.1%	114,828	≥4.0%	172,242	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	886,094	10.7%	330,614	≥4.0%	413,267	≥5.0%
United Bank (WV)	485,038	9.7%	199,209	≥4.0%	249,012	≥5.0%
United Bank (VA)	376,255	11.2%	134,613	≥4.0%	168,266	≥5.0%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$ 941,448	13.7%	$ 551,114	≥8.0%	$ 688,892	≥10.0%
United Bank (WV)	511,451	12.7%	321,957	≥8.0%	402,446	≥10.0%
United Bank (VA)	404,405	14.1%	229,769	≥8.0%	287,211	≥10.0%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	857,091	12.4%	275,557	≥4.0%	413,335	≥6.0%
United Bank (WV)	473,044	11.8%	160,978	≥4.0%	241,468	≥6.0%
United Bank (VA)	368,488	12.8%	114,884	≥4.0%	172,327	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	857,091	10.6%	322,941	≥4.0%	403,676	≥5.0%
United Bank (WV)	473,044	9.8%	193,775	≥4.0%	242,218	≥5.0%
United Bank (VA)	368,488	11.2%	132,158	≥4.0%	165,197	≥5.0%

NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2013, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2013. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2013 ranged from LIBOR plus 3.75% to LIBOR plus 19.00%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy:

	Balance as of December 31, 2013	Fair Value at December 31, 2013 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 171,754	$ 0	$ 171,754	$ 0
State and political subdivisions	62,709	0	62,709	0
Residential mortgage-backed securities
Agency	216,464	0	216,464	0

	Balance as of December 31, 2013	Fair Value at December 31, 2013 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-agency	16,532	0	16,532	0
Asset-backed securities	9,227	0	9,227	0
Commercial mortgage-backed securities Agency	233,432	0	233,432	0
Trust preferred collateralized debt obligations	43,449	0	0	43,449
Single issue trust preferred securities	12,632	502	12,130	0
Other corporate securities	5,215	0	5,215	0

Total available for sale debt securities	771,414	502	727,463	43,449
Available for sale equity securities:
Financial services industry	2,292	716	1,576	0
Equity mutual funds (1)	434	434	0	0
Other equity securities	1,144	1,144	0	0

Total available for sale equity securities	3,870	2,294	1,576	0

Total available for sale securities	775,284	2,796	729,039	43,449
Derivative financial assets:
Interest rate contracts	3,224	0	3,224	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,194	0	1,194	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 337,522	$ 0	$ 337,522	$ 0
State and political subdivisions	80,428	0	80,428	0
Residential mortgage-backed securities
Agency	106,510	0	106,510	0
Non-agency	25,045	0	25,045	0
Asset-backed securities	11,709	0	11,709	0
Trust preferred collateralized debt obligations	40,613	0	0	40,613
Single issue trust preferred securities	12,129	499	11,630	0
Other corporate securities	5,283	0	5,283	0

Total available for sale debt securities	619,239	499	578,127	40,613
Available for sale equity securities:

		Fair Value at December 31, 2012 Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial services industry	5,382	2,304	3,078	0
Equity mutual funds (1)	55	55	0	0
Other equity securities	949	949	0	0

Total available for sale equity securities	6,386	3,308	3,078	0

Total available for sale securities	625,625	3,807	581,205	40,613
Derivative financial assets:
Interest rate contracts	2,367	0	2,367	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,281	0	4,281	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2013 and 2012 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2013	2012
Balance, beginning of year	$ 40,613	$ 42,369

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(6,456)	(5,970)

Included in other comprehensive income	14,520	4,214

Purchases, issuances, and settlements	(5,228)	0

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$ 43,449	$ 40,613

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2013. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Centra, no fair value measurement of intangible assets was made during the year of 2013 and 2012.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012:

(In thousands) Description	Balance as of December 31, 2013	Fair Value at December 31, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,883	$0	$13,081	$32,802	$1,886
OREO	38,182	0	38,107	75	2,548

(In thousands) Description	Balance as of December 31, 2012	Fair Value at December 31, 2012 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$50,985	$0	$28,947	$22,038	$3,238
OREO	49,484	0	45,588	3,896	3,677

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Cash and cash equivalents	$416,617	$416,617	$0	$416,617	$0
Securities available for sale	775,284	775,284	2,796	729,039	43,449
Securities held to maturity	40,965	38,293	0	35,773	2,520
Other securities	73,093	70,072	0	0	70,072
Loans held for sale	4,236	4,236	0	4,236	0
Loans	6,630,385	6,657,376	0	0	6,657,376
Derivative financial assets	3,224	3,224	0	3,224	0
Deposits	6,621,571	6,641,070	0	6,641,070	0
Short-term borrowings	430,754	430,754	0	430,754	0
Long-term borrowings	575,697	553,796	0	553,796	0
Derivative financial liabilities	1,194	1,194	0	1,194	0

December 31, 2012
Cash and cash equivalents	$432,077	$432,077	$0	$432,077	$0
Securities available for sale	625,625	625,625	3,807	581,205	40,613
Securities held to maturity	43,467	42,696	0	36,999	5,697
Other securities	60,310	57,643	0	0	57,643
Loans held for sale	17,762	17,762	0	17,762	0
Loans	6,437,515	6,473,974	0	0	6,473,974
Derivative financial assets	2,367	2,367	0	2,367	0
Deposits	6,752,986	6,776,012	0	6,776,012	0
Short-term borrowings	314,962	314,962	0	314,962	0
Long-term borrowings	284,926	277,899	0	277,899	0
Derivative financial liabilities	4,281	4,281	0	4,281	0

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2013			As of December 31, 2012
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$201,186	$194,453	$6,733	$201,297	$194,636	$6,661

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

NOTE V--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2013 and 2012 is summarized below (dollars in thousands, except for per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
Interest income	$76,325	$75,485	$76,705	$77,639
Interest expense	9,503	9,282	9,075	8,453
Net interest income	66,822	66,203	67,630	69,186
Provision for credit losses	5,187	4,960	4,777	4,343
Mortgage banking income	965	739	605	262
Securities (losses) gains, net	(694)	211	101	(5,427)
Other noninterest income	18,077	18,149	17,629	17,211
Noninterest expense	48,249	48,547	48,585	47,977
Income taxes	10,155	9,576	10,433	9,252
Net income (1)	21,579	22,219	22,170	19,660

Per share data:
Average shares outstanding (000s):
Basic	50,302	50,346	50,379	50,417
Diluted	50,332	50,402	50,473	50,564
Net income per share:
Basic	$0.43	$0.44	$0.44	$0.39
Diluted	$0.43	$0.44	$0.44	$0.39
Dividends per share	$0.31	$0.31	$0.31	$0.32

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2012
Interest income	$81,788	$81,105	$81,336	$79,668
Interest expense	12,822	12,050	11,322	9,996
Net interest income	68,966	69,055	70,014	69,672
Provision for credit losses	4,133	3,436	4,346	5,947
Mortgage banking income	318	483	819	851
Securities losses, net	(1,459)	(1,543)	(2,188)	(1,740)
Other noninterest income	17,467	17,647	18,003	17,634
Noninterest expense	50,262	51,252	53,869	49,273
Income taxes	9,887	9,905	9,099	9,983
Net income (1)	21,010	21,049	19,334	21,214

Per share data:
Average shares outstanding (000s):
Basic	50,235	50,275	50,276	50,276
Diluted	50,301	50,308	50,295	50,295
Net income per share:
Basic	$0.42	$0.42	$0.38	$0.42
Diluted	$0.42	$0.42	$0.38	$0.42
Dividends per share	$0.31	$0.31	$0.31	$0.31

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 64-65 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2014 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2013 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2014 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Exhibits’ Index on page   132   of this Form 10-K.

(b)	Exhibits -- The exhibits to this Form 10-K begin on page 137.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(2)(a)

Joint Waiver and Agreement		(b)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(c)

(b) Bylaws		(d)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams		(e)

(b) Third Amended Employment Agreement for Richard M. Adams		(f)

(c) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(g)

(d) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(h)

(e) Amended and Restated Change of Control Agreement for Steven E. Wilson, Richard M. Adams, Jr., James B. Hayhurst, Jr., James J. Consagra, Jr., and Joe L. Wilson		(i)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(j)

(g) Form of the First Amendment to Second Amendment
    and First Restatement of the United Bankshares, Inc.
    Supplemental Executive Retirement Agreement (Tier 1
    SERP) for Steven E. Wilson, James B. Hayhurst, Jr.,
    and Joe L. Wilson

(k)

(h) Form of the Amendment and First Restatement of
    the United Bankshares, Inc. Supplemental Executive
    Retirement Agreement (Tier 2 SERP) for Richard M.
    Adams, Jr., Executive Vice-President and James J.
    Consagra, Jr., Executive Vice-President

(l)

Description	S-K Item 601 Table Reference	Sequential Page Number

(i) Employment Agreement with J. Paul McNamara		(m)

(j) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(n)

(k) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(o)

(l) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(p)

(m) Supplemental Executive Retirement Agreement for Craige Smith	(10.1)	Filed herewith

(n) Supplemental Executive Retirement Agreement for Mark Tatterson	(10.2)	Filed herewith

(o) Form of Independent Contractor Agreement with Peter A. Converse		(q)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(r)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(s)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(t)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(u)

(t) United Bankshares, Inc. 2011 Long-term Incentive Plan		(v)

Statement Re: Computation of Ratios	(12)	Filed herewith

Subsidiaries of the Registrant	(21)	Filed herewith

Consent of Ernst & Young LLP	(23)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	Filed herewith

Description	S-K Item 601 Table Reference	Sequential Page Number

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer *	(32.1)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer *	(32.2)	Filed herewith

Interactive data file (XBRL)	(101)	(w)

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated November 29, 2013 and filed November 29, 2013 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to Exhibit 3.1 to the Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibit 3.2 to the Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibit 10.5 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibit 10.7 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(n)	Incorporated into this filing by reference to Exhibit 10.7 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to Exhibit 10.8 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(p)	Incorporated into this filing by reference to Exhibit 10.11 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(q)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(r)	Incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(s)	Incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(t)	Incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(u)	Incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(v)	Incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 0-13322.

(w)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 3, 2014

/s/ Steven E. Wilson	Chief Financial Officer Chief Accounting Officer	March 3, 2014

/s/ Theodore J. Georgelas	Director	March 3, 2014

/s/ J. Paul McNamara	Director	March 3, 2014

/s/ Mark R. Nesselroad	Director	March 3, 2014

/s/ Robert G. Astorg	Director	March 3, 2014

/s/ Douglas J. Leech	Director	March 3, 2014

/s/ John M. McMahon	Director	March 3, 2014

/s/ Mary K. Weddle	Director	March 3, 2014

/s/ William C. Pitt, III	Director	March 3, 2014

/s/ Lawrence K. Doll	Director	March 3, 2014

/s/ P. Clinton Winter, Jr.	Director	March 3, 2014

/s/ F. T. Graff, Jr.	Director	March 3, 2014

/s/ W. Gaston Caperton, III	Director	March 3, 2014

/s/ Gary G. White	Director	March 3, 2014