Form 10-Q
period 2014-03-31
UNITED BANKSHARES INC/WV
filed 2014-05-12
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Class - Common Stock, $2.50 Par Value; 69,075,626 shares outstanding as of April 30, 2014.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2014 and December 31, 2013, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income, comprehensive income, consolidated statement of changes in shareholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2014	December 31 2013
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$196,360	$134,808
Interest-bearing deposits with other banks	382,287	281,090
Federal funds sold	720	719

Total cash and cash equivalents	579,367	416,617
Securities available for sale at estimated fair value (amortized cost-$1,266,026 at March 31, 2014 and $813,049 at December 31, 2013)	1,241,176	775,284
Securities held to maturity (estimated fair value-$38,223 at March 31, 2014 and $38,293 at December 31, 2013)	40,756	40,965
Other investment securities	84,649	73,093
Loans held for sale	3,565	4,236
Loans	8,781,347	6,713,599
Less: Unearned income	(13,021)	(9,016)

Loans net of unearned income	8,768,326	6,704,583
Less: Allowance for loan losses	(74,338)	(74,198)

Net loans	8,693,988	6,630,385
Bank premises and equipment	78,016	69,897
Goodwill	709,290	375,547
Accrued interest receivable	35,996	26,666
Other assets	419,517	322,634

TOTAL ASSETS	$11,886,320	$8,735,324

Liabilities
Deposits:
Noninterest-bearing	$2,357,188	$1,874,520
Interest-bearing	6,224,720	4,747,051

Total deposits	8,581,908	6,621,571
Borrowings:
Federal funds purchased	26,000	27,685
Securities sold under agreements to repurchase	581,357	188,069
Federal Home Loan Bank borrowings	756,404	592,069
Other long-term borrowings	249,420	198,628
Reserve for lending-related commitments	2,126	2,143
Accrued expenses and other liabilities	72,982	63,427

TOTAL LIABILITIES	10,270,197	7,693,592

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-69,197,977 and 50,867,630 at March 31, 2014 and December 31, 2013, respectively, including 142,820 and 437,363 shares in treasury at March 31, 2014 and December 31, 2013, respectively	172,995	127,169
Surplus	739,398	237,674
Retained earnings	742,984	734,945
Accumulated other comprehensive loss	(34,342)	(43,047)
Treasury stock, at cost	(4,912)	(15,009)

TOTAL SHAREHOLDERS’ EQUITY	1,616,123	1,041,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,886,320	$8,735,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2014	2013
Interest income
Interest and fees on loans	$87,614	$71,823
Interest on federal funds sold and other short-term investments	167	129
Interest and dividends on securities:
Taxable	6,529	3,612
Tax-exempt	854	761

Total interest income	95,164	76,325

Interest expense
Interest on deposits	6,401	6,977
Interest on short-term borrowings	353	200
Interest on long-term borrowings	3,108	2,326

Total interest expense	9,862	9,503

Net interest income	85,302	66,822
Provision for loan losses	4,679	5,187

Net interest income after provision for loan losses	80,623	61,635

Other income
Fees from trust and brokerage services	4,593	3,830
Fees from deposit services	9,559	9,624
Bankcard fees and merchant discounts	746	797
Other service charges, commissions, and fees	427	561
Income from bank-owned life insurance	1,251	2,389
Income from mortgage banking	259	965
Net gain on the sale of bank premises	8,976	0
Other income	524	876

Total other-than-temporary impairments	1,046	422
Portion of loss recognized in other comprehensive income	(1,685)	(1,256)

Net other-than-temporary impairment losses	(639)	(834)
Net gains on sales/calls of investment securities	824	140

Net investment securities gains (losses)	185	(694)

Total other income	26,520	18,348

Other expense
Employee compensation	25,007	16,604
Employee benefits	5,624	5,993
Net occupancy expense	6,435	5,191
Other real estate owned (OREO) expense	2,113	1,270
Equipment expense	1,901	1,699
Data processing expense	3,237	2,731
Bankcard processing expense	324	326
FDIC insurance expense	1,507	1,559
Other expense	15,011	12,876

Total other expense	61,159	48,249

Income before income taxes	45,984	31,734
Income taxes	15,860	10,155

Net income	$30,124	$21,579

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2014	2013
Earnings per common share:
Basic	$0.48	$0.43

Diluted	$0.48	$0.43

Dividends per common share	$0.32	$0.31

Average outstanding shares:
Basic	62,434,749	50,301,875
Diluted	62,707,328	50,331,503

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2014	2013
Net income	$30,124	$21,579

Change in net unrealized gain on of available-for-sale (AFS) securities, net of tax	8,395	753
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in defined benefit pension plan, net of tax	309	741

Comprehensive income, net of tax	$38,829	$23,074

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2014
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2014	50,867,630	$127,169	$237,674	$734,945	($43,047)	($15,009)	$1,041,732

Comprehensive income:
Net income	0	0	0	30,124	0	0	30,124
Other comprehensive income, net of tax:	0	0	0	0	8,705	0	8,705

Total comprehensive income, net of tax							38,829
Stock based compensation expense	0	0	490	0	0	0	490
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Distribution of treasury stock for deferred compensation plan (3,580 shares)	0	0	0	0	0	79	79
Purchase of treasury stock (553 shares)	0	0	0	0	0	(19)	(19)
Cash dividends ($0.32 per share)	0	0	0	(22,085)	0	0	(22,085)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (1,050 shares)	0	0	36	0	0	(36)	0
Common stock options exercised (225,617 shares)	0	0	(2,933)	0	0	7,768	4,835

Balance at March 31, 2014	69,197,977	$172,995	$739,398	$742,984	($34,342)	($4,912)	$1,616,123

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$35,286	$44,014

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	174	168
Proceeds from sales of securities available for sale	79,153	4,014
Proceeds from maturities and calls of securities available for sale	181,279	171,937
Purchases of securities available for sale	(252,104)	(201,040)
Purchases of bank premises and equipment	(1,739)	(610)
Proceeds from sales of bank premises and equipment	11,414	80
Proceeds from sales and redemptions of other investment securities	28,159	4,414
Purchases of other investment securities	(24,935)	(413)
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	97,298	0
Net change in loans	(54,417)	39,724

NET CASH PROVIDED BY INVESTING ACTIVITIES	64,282	18,274

FINANCING ACTIVITIES
Cash dividends paid	(16,139)	(15,591)
Excess tax benefits from stock-based compensation arrangements	311	15
Acquisition of treasury stock	(1)	(88)
Proceeds from exercise of stock options	3,916	228
Distribution of treasury stock for deferred compensation plan	79	4
Repayment of long-term Federal Home Loan Bank borrowings	(420,665)	(104)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	525,000	0
Changes in:
Deposits	(63,653)	(70,104)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	34,334	(46,078)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,182	(131,718)

Increase (Decrease) in cash and cash equivalents	162,750	(69,430)

Cash and cash equivalents at beginning of year	416,617	432,077

Cash and cash equivalents at end of period	$579,367	$362,647

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2014 and 2013 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in United’s 2013 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2013 Annual Report of United on Form 10-K. To conform to the 2014 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when banks and similar institutions should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). An entity can elect either a retrospective or a prospective transition method, and early adoption is permitted. ASU 2014-04 is effective for United on January 1, 2015, and is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU 2013-04 addresses the recognition, measurement and disclosure of certain obligations including debt arrangements, other contractual obligations, and settled litigation and judicial ruling. In particular, ASU 2013-04 requires entities to record an obligation resulting from joint and several liability arrangements that are fixed at the reporting date at the greater of the amount that the entity has agreed to pay or the amount the entity expects to pay. The guidance applies retrospectively for obligations that exist at the beginning of an entity’s fiscal year of adoption. ASU 2013-04 was effective for United beginning January 1, 2014 and did not have a significant impact on the Company’s financial condition or results of operation.

2. MERGERS AND ACQUISITIONS

At the close of business on January 31, 2014 (Acquisition Date), United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The acquisition of Virginia Commerce significantly enhances United’s existing footprint in the Washington, D.C. Metropolitan Statistical Area. The results of operations of Virginia Commerce are included in the consolidated results of operations from the date of acquisition.

At consummation, Virginia Commerce had assets of approximately $2.77 billion, loans of $2.10 billion and deposits of $2.02 billion. The transaction was accounted for under the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date.

The aggregate purchase price was approximately $585.53 million, including common stock issued valued at $547.89 million, stock options exchanged valued at $4.37 million, $33.263 million paid in cash to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8 thousand paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash was funded by cash on hand. The repurchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the repurchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $335.11 million and $17.14 million, respectively. The core deposit intangibles are expected to be amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $90.39 million on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1.71 million on certain other real estate owned properties, a premium on interest-bearing deposits of $6.01 million, a premium on term securities sold under agreements to repurchase of $3.70 million and a discount of $16.38 million on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each liability’s estimated remaining life at the time of acquisition. At March 31, 2014, the premium on the interest-bearing deposits and the securities sold under agreements to repurchase has an estimated remaining life of 1.75 years and 2.33 years, respectively, while the discount on the junior subordinated debt securities has an estimated remaining life of 21.89 years. United assumed approximately $109 thousand of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of March 31, 2014. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required United to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. The fair value of the acquired loans was based on the present value of the expected cash flows. Periodic principal and interest cash flows were adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Virginia Commerce’s previously established allowance for loan losses. As a result, standard industry coverage ratios with regard to the allowance for credit losses are less meaningful after the acquisition of Virginia Commerce.

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

In conjunction with the Virginia Commerce merger, the acquired loan portfolio was accounted for at fair value as follows:

January 31, 2014
Contractually required principal and interest at acquisition	$2,683,966
Contractual cash flows not expected to be collected	(396,983)

Expected cash flows at acquisition	2,286,983
Interest component of expected cash flows	(274,462)

Basis in acquired loans at acquisition – estimated fair value	$2,012,521

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $405,109, $166,874, and $157,759, respectively.

The consideration paid for Virginia Commerce’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569
Investment securities	476,541
Loans	2,012,521
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	106,244

Total identifiable assets	$2,753,804

Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	10,258

Total identifiable liabilities	2,503,378

Net assets acquired including identifiable intangible assets	250,426

Resulting goodwill	$335,107

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2013	$375,547
Addition to goodwill from Virginia Commerce acquisition	335,107
Reduction to goodwill for options exercised from previous acquisitions	(22)
Reclassification from goodwill	(1,342)

Goodwill at March 31, 2014	$709,290

The operating results of United for the three months ended March 31, 2014 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Virginia Commerce, provided approximately $23.28 million in total revenues, which represents net interest income plus other income, and approximately $10.09 million in net income from the period from the Acquisition Date to March 31, 2014. These amounts are included in United’s consolidated financial statements as of and for the three months ended March 31, 2014. Virginia Commerce’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the three months ended March 31, 2014 and 2013, as if the Virginia Commerce merger had occurred on January 1, 2014 and 2013, respectively. These results combine the historical results of Virginia Commerce into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Virginia Commerce’s provision for credit losses for 2014 and 2013 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2014 and 2013. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Three Months Ended March 31
	2014	2013
Total Revenues (1)	$121,290	$116,186
Net Income	22,981	28,889

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,337	$118	$330	$221,125	$0
State and political subdivisions	144,100	1,984	110	145,974	0
Residential mortgage-backed securities
Agency	522,728	3,498	1,989	524,237	0
Non-agency	15,614	552	0	16,166	458
Commercial mortgage-backed securities
Agency	262,443	564	6,152	256,855	0
Asset-backed securities	8,677	0	28	8,649	0
Trust preferred collateralized debt obligations	68,320	777	22,916	46,181	32,614
Single issue trust preferred securities	14,359	288	1,917	12,730	0
Other corporate securities	4,997	200	0	5,197	0
Marketable equity securities	3,451	611	0	4,062	0

Total	$1,266,026	$8,592	$33,442	$1,241,176	$33,072

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$172,324	$178	$748	$171,754	$0
State and political subdivisions	60,861	1,874	26	62,709	0
Residential mortgage-backed securities
Agency	215,788	2,491	1,815	216,464	0
Non-agency	16,369	163	0	16,532	458
Commercial mortgage-backed securities
Agency	241,947	225	8,740	233,432	0
Asset-backed securities	9,257	1	31	9,227	0
Trust preferred collateralized debt obligations	73,862	210	30,623	43,449	34,299
Single issue trust preferred securities	14,346	305	2,019	12,632	0
Other corporate securities	4,996	219	0	5,215	0
Marketable equity securities	3,299	572	1	3,870	0

Total	$813,049	$6,238	$44,003	$775,284	$34,757

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$93,903	$330	$0	$0
State and political subdivisions	36,485	110	0	0
Residential mortgage-backed securities
Agency	333,553	1,989	0	0
Commercial mortgage-backed securities
Agency	181,531	5,757	8,907	395
Asset-backed securities	8,649	28	0	0
Trust preferred collateralized debt obligations	0	0	32,357	22,916
Single issue trust preferred securities	0	0	8,320	1,917
Marketable equity securities	0	0	0	0

Total	$654,121	$8,214	$49,584	$25,228

December 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,517	$748	$0	$0
State and political subdivisions	2,353	26	0	0
Residential mortgage-backed securities
Agency	160,835	1,815	0	0
Commercial mortgage-backed securities
Agency	208,979	8,740	0	0
Asset-backed securities	7,976	31	0	0
Trust preferred collateralized debt obligations	0	0	27,167	30,623
Single issue trust preferred securities	502	2	8,210	2,017
Marketable equity securities	0	0	25	1

Total	$442,162	$11,362	$35,402	$32,641

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

	Three Months Ended March 31
	2014	2013
Proceeds from sales and calls	$260,432	$175,950
Gross realized gains	1,049	152
Gross realized losses	225	12

At March 31, 2014, gross unrealized losses on available for sale securities were $33,442 on 186 securities of a total portfolio of 468 available for sale securities. Securities in an unrealized loss position at March 31, 2014 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by either Fannie Mae or Freddie Mac. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $785.17 million at March 31, 2014. Of the $785.17 million, $262.44 million was related to agency commercial mortgage securities and $522.73 million was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2014.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $15.61 million at March 31, 2014. Of the $15.61 million, $5.94 million was rated above investment grade and $9.67 million was rated below investment grade. Approximately 46% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 54% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at March 31, 2014.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the first quarter of 2014, it was determined that none of the single issue securities were other-than-

temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $632 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of CCC to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2014 consisted of $3.49 million in split-rated bonds and $10.74 million in below investment grade bonds. Of the $10.74 million in below investment grade bonds, $10.24 million was in an unrealized loss position for twelve months or longer as of March 31, 2014.

Trust preferred collateralized debt obligations (Trup Cdos)

At March 31, 2014, United determined that certain Trup Cdos were other-than-temporarily impaired. In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As a result of Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Volcker Rule, the Company has determined that, as of March 31, 2014, it is more likely than not that the Company will be required to sell four of its Trup Cdos prior to recovery of the amortized cost. This is consistent with the determination made as of December 31, 2013, at which time the Company recognized credit-related other-than-temporary impairment of $2.33 million related to these four securities. Of the four securities, only one was in an unrealized loss position as of March 31, 2014. The Company is required to mark this security to its fair value as of March 31, 2014, which resulted in credit-related other-than-temporary impairment of $36 thousand recognized in earnings during the first quarter of 2014. Excluding these four Trup Cdos, the Company has determined that it does not intend to sell any other pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

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

After completing its analysis of estimated cash flows, in addition to the one Trup Cdo mentioned above, management determined that an adverse change in cash flows had occurred for certain Trup Cdos as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, certain Trup Cdos were determined to be other-than-temporarily impaired.

The total credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2014 related to these securities was $639 thousand, compared to $834 thousand for the first quarter of 2013. At March 31, 2014, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $32.61 million as compared to $34.30 million at December 31, 2013.

The amortized cost of available for sale Trup Cdos in as of March 31, 2014 consisted of $5.52 million in investment grade bonds, $5.00 million in split-rated bonds and $57.80 million in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of March 31, 2014:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss/(Gain)	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$7,725	$6,186	$1,539	$0	$5,000	$2,725
Senior – Insurance	5,521	5,780	(259)	5,521	0	0
Mezzanine – Bank (now in senior position)	13,595	9,909	3,686	0	0	13,595
Mezzanine – Insurance (now in senior position)	2,531	2,531	0	0	0	2,531
Mezzanine – Bank	31,746	16,640	15,106	0	0	31,746
Mezzanine – Insurance	2,050	2,150	(100)	0	0	2,050
Mezzanine – Bank & Insurance (combination)	5,152	2,985	2,167	0	0	5,152

Totals	$68,320	$46,181	$22,139	$5,521	$5,000	$57,799

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

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in

United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of BBB to a high of AA+. The ratings of the split-rated Trup Cdos range from a low of BB+ to a high of Aa2, while the below investment grade Trup Cdos range from a low of D to a high of Ba1.

The Company has recognized cumulative credit-related other-than-temporary impairment of $43.75 million on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 94.2% to a high of 226.1%, with a median of 134.7%, and a weighted average of 167.2%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2014 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3.45 million at March 31, 2014. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at March 31, 2014. As of March 31, 2014, United has the ability and intent to hold these equity securities until a recovery of their fair value to at least the cost basis of the investment.

Other investment securities (cost method)

During the first quarter of 2014, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2014 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges on through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2013	$70,446
Additions for credit losses on securities for which OTTI was not previously recognized	0
Additions for additional credit losses on securities for which OTTI was previously recognized	639

Balance of cumulative credit losses at March 31, 2014	$71,085

The amortized cost and estimated fair value of securities available for sale at March 31, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$120,476	$120,532	$28,837	$28,960
Due after one year through five years	150,051	151,122	217,415	218,498
Due after five years through ten years	387,565	384,598	292,460	286,534
Due after ten years	604,483	580,862	271,038	237,422
Marketable equity securities	3,451	4,062	3,299	3,870

Total	$1,266,026	$1,241,176	$813,049	$775,284

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

	March 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,722	$1,610	$0	$12,332
State and political subdivisions	10,198	37	520	9,715
Residential mortgage-backed securities
Agency	46	6	0	52
Single issue trust preferred securities	19,770	0	3,666	16,104
Other corporate securities	20	0	0	20

Total	$40,756	$1,653	$4,186	$38,223

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,762	$1,689	$0	$12,451
State and political subdivisions	10,367	37	299	10,105
Residential mortgage-backed securities
Agency	50	9	0	59
Single issue trust preferred securities	19,766	0	4,108	15,658
Other corporate securities	20	0	0	20

Total	$40,965	$1,735	$4,407	$38,293

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2014, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.90 million) and SunTrust Bank ($7.40 million). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($972 thousand). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2014 and 2013.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$385	$386	$555	$556
Due after one year through five years	6,666	7,232	6,683	7,312
Due after five years through ten years	13,004	13,563	13,026	13,821
Due after ten years	20,701	17,042	20,701	16,604

Total	$40,756	$38,223	$40,965	$38,293

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,019,774 and $640,870 at March 31, 2014 and December 31, 2013, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2014	December 31, 2013
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,101,388	$654,963
Nonowner-occupied commercial real estate	2,614,912	1,917,785
Other commercial loans	1,573,037	1,338,355

Total commercial, financial & agricultural	5,289,337	3,911,103
Residential real estate	2,177,784	1,821,378
Construction & land development	990,974	670,364
Consumer:
Bankcard	10,138	11,023
Other consumer	313,114	299,731

Total gross loans	$8,781,347	$6,713,599

The table above does not include loans held for sale of $3,565 and $4,236 at March 31, 2014 and December 31, 2013, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $188,730 or 2.15% of total gross loans at March 31, 2014 and $31,099 or less than 1% of total gross loans at December 31, 2013. The contractual principal in these acquired impaired loans was $281,354 and $52,237 at March 31, 2014 and December 31, 2013, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first quarter of 2014 follows:

Accretable yield at the beginning of the period	$2,251
Additions	9,115
Accretion (including cash recoveries)	(1,293)
Net reclassifications to accretable from non-accretable	436
Disposals (including maturities, foreclosures, and charge-offs)	(26)

Accretable yield at the ending of the period	$10,483

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $137,170 and $150,798 at March 31, 2014 and December 31, 2013, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2014, United had TDRs of $8,106 as compared to $8,157 as of December 31, 2013. Of the $8,106 aggregate balance of TDRs at March 31, 2014, $844 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $8,157 aggregate balance of TDRs at December 31, 2013, $861 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of March 31, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2014, United had restructured loans in the amount of $4,247 that were modified by a reduction in the interest rate, $2,933 that were modified by a combination of a reduction in the interest rate and the principal and $926 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset, even if contractually past due (or if United does not expect to receive payment in full based on the original contractual terms), as United is currently accreting interest income over the expected life of the loans. See Notes 2 and 4 in the Notes to Consolidated Financial Statements for additional information on these loans.

No loans were restructured during the first quarter of 2014. The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2013, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$2,150	$2,150
Nonowner-occupied	0	0	0
Other commercial	0	0	0
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$2,150	$2,150

During the first quarter of 2013, $2,150 of restructured loans were modified by a combination of a reduction in the interest rate and change in terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended March 31, 2014 and 2013 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2014 and 2013, respectively.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2014

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$16,547	$5,236	$21,783	$1,079,605	$1,101,388	$2,202
Nonowner-occupied	23,585	13,934	37,519	2,577,393	2,614,912	3,761
Other commercial	18,713	22,185	40,898	1,532,139	1,573,037	10,347
Residential real estate	39,136	30,124	69,260	2,108,524	2,177,784	9,588
Construction & land development	12,413	15,867	28,280	962,694	990,974	533
Consumer:
Bankcard	349	109	458	9,680	10,138	109
Other consumer	7,813	1,408	9,221	303,893	313,114	1,272

Age Analysis of Past Due Loans As of March 31, 2014
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Total	$118,556	$88,863	$207,419	$8,573,928	$8,781,347	$27,812

Age Analysis of Past Due Loans

As of December 31, 2013

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,144	$4,537	$18,681	$636,282	$654,963	$1,383
Nonowner-occupied	30,836	11,725	42,561	1,875,224	1,917,785	186
Other commercial	54,319	11,794	66,113	1,272,242	1,338,355	896
Residential real estate	54,271	25,446	79,717	1,741,661	1,821,378	5,214
Construction & land development	9,921	18,491	28,412	641,952	670,364	1,611
Consumer:
Bankcard	229	128	357	10,666	11,023	128
Other consumer	9,466	1,712	11,178	288,553	299,731	1,626

Total	$173,186	$73,833	$247,019	$6,466,580	$6,713,599	$11,044

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$3,034	$3,154
Nonowner-occupied	10,173	11,539
Other commercial	11,838	10,898
Residential real estate	20,536	20,232
Construction & land development	15,334	16,880
Consumer:
Bankcard	0	0
Other consumer	136	86

Total	$61,051	$62,789

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2014
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$990,831	$2,456,123	$1,387,804	$783,280
Special mention	33,896	40,793	53,461	75,530
Substandard	76,661	117,996	130,161	132,164
Doubtful	0	0	1,611	0

Total	$1,101,388	$2,614,912	$1,573,037	$990,974

As of December 31, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$604,129	$1,811,915	$1,206,030	$510,911
Special mention	27,576	45,617	60,668	63,375
Substandard	23,258	60,253	71,148	96,078
Doubtful	0	0	509	0

Total	$654,963	$1,917,785	$1,338,355	$670,364

Credit Quality Indicators Consumer Credit Exposure
As of March 31, 2014
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,082,558	$9,680	$303,271
Special mention	23,287	349	7,936
Substandard	70,459	109	1,755
Doubtful	1,480	0	152

Total	$2,177,784	$10,138	$313,114

As of December 31, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,244	$10,666	$288,401
Special mention	13,006	229	9,466
Substandard	35,128	128	1,712
Doubtful	0	0	152

Total	$1,821,378	$11,023	$299,731

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$36,248	$36,248	$0	$4,672	$4,672	$0
Nonowner-occupied	60,529	62,409	0	5,938	6,651	0
Other commercial	39,982	45,353	0	10,292	17,753	0
Residential real estate	24,175	25,580	0	12,009	12,193	0
Construction & land development	49,050	51,256	0	13,866	14,662	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	25	25	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,724	$3,724	$482	$4,358	$4,358	$638
Nonowner-occupied	8,113	8,113	814	9,350	10,563	1,631
Other commercial	13,035	15,610	3,060	13,304	16,240	2,192
Residential real estate	10,569	10,569	4,180	7,669	8,191	4,112
Construction & land development	9,702	12,694	3,130	11,050	14,833	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	152	152	152	152
Total:
Commercial real estate:
Owner-occupied	$39,972	$39,972	$482	$9,030	$9,030	$638
Nonowner-occupied	68,642	70,522	814	15,288	17,214	1,631
Other commercial	53,017	60,963	3,060	23,596	33,993	2,192
Residential real estate	34,744	36,149	4,180	19,678	20,384	4,112
Construction & land development	58,752	63,950	3,130	24,916	29,495	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	177	177	152	152	152	152

	Impaired Loans
	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$20,597	$63	$14,675	$20
Nonowner-occupied	33,295	56	15,320	95
Other commercial	25,141	11	3,313	16
Residential real estate	18,106	53	6,588	56
Construction & land development	31,533	69	8,070	59
Consumer:
Bankcard	0	0	0	0
Other consumer	13	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,041	$41	$1,060	$13
Nonowner-occupied	8,731	46	3,926	12

	Impaired Loans
	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Other commercial	13,303	6	28,582	615
Residential real estate	9,119	64	5,954	44
Construction & land development	10,376	4	13,578	130
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0
Total:
Commercial real estate:
Owner-occupied	$24,638	$104	$15,735	$33
Nonowner-occupied	42,026	102	19,246	107
Other commercial	38,444	17	31,895	631
Residential real estate	27,225	117	12,542	100
Construction & land development	41,909	73	21,648	189
Consumer:
Bankcard	0	0	0	0
Other consumer	165	0	152	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first quarter of 2014, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,126 and $2,143 at March 31, 2014 and December 31, 2013, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2014 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	262	648	1,190	1,299	1,383	566	0	5,348
Recoveries	441	18	69	124	50	107	0	809
Provision	(366)	(88)	4,192	365	(36)	410	202	4,679

Ending balance	$5,466	$8,274	$23,988	$15,884	$17,584	$2,896	$246	$74,338

Ending Balance: individually evaluated for impairment	$482	$813	$3,060	$4,180	$3,130	$152	$0	$11,817

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$4,984	$7,461	$20,928	$11,704	$14,454	$2,744	$246	$62,521
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,101,388	$2,614,912	$1,573,037	$2,177,784	$990,974	$323,252	$0	$8,781,347
Ending Balance: individually evaluated for impairment	$7,019	$11,938	$19,681	$17,947	$16,696	$152	$0	$73,433
Ending Balance: collectively evaluated for impairment	$1,042,174	$2,556,346	$1,536,330	$2,136,823	$924,489	$323,022	$0	$8,519,184
Ending Balance: loans acquired with deteriorated credit quality	$52,195	$46,628	$17,026	$23,014	$49,789	$78	$0	$188,730

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2013

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	5,344	1,164	7,699	4,111	896	1,792	0	21,006
Recoveries	150	56	641	698	73	418	0	2,036
Provision	6,970	(2,776)	7,464	5,212	918	1,699	(220)	19,267

Ending balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198

Ending Balance: individually evaluated for impairment	$638	$1,631	$2,192	$4,112	$3,752	$152	$0	$12,477
Ending Balance: collectively evaluated for impairment	$5,015	$7,361	$18,725	$12,582	$15,201	$2,793	$44	$61,721

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2013

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$654,963	$1,917,785	$1,338,355	$1,821,378	$670,364	$310,754	$0	$6,713,599
Ending Balance: individually evaluated for impairment	$7,157	$13,913	$22,327	$16,160	$21,593	$152	$0	$81,302
Ending Balance: collectively evaluated for impairment	$646,548	$1,894,421	$1,314,543	$1,802,686	$632,407	$310,593	$0	$6,601,198
Ending Balance: loans acquired with deteriorated credit quality	$1,258	$9,451	$1,485	$2,532	$16,364	$9	$0	$31,099

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($36,105)	$24,472

Goodwill not subject to amortization			$709,290

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($35,296)	$8,138

Goodwill not subject to amortization			$375,547

United incurred amortization expense of $809 and $534 for the quarters ended March 31, 2014 and 2013, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2013:

Year	Amount
2014	$4,133
2015	3,383
2016	2,943
2017	2,730
2018 and thereafter	12,092

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2014, federal funds purchased were $26,000 while securities sold under agreements to repurchase (REPOs) were $581,357. Included in the $581,357 of total REPOs were wholesale REPOs of $53,453, including purchase accounting amounts, assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in July of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2014, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2014, United had an unused borrowing amount of approximately $1,343,248 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2014, $756,404 of FHLB advances with a weighted-average interest rate of 0.50% are scheduled to mature within the next five years. Overnight funds of $175,000 are included in the $756,404 above at March 31, 2014. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2014	$700,892
2015	4,471
2016	671
2017	370
2018 and thereafter	50,000

Total	$756,404

At March 31, 2014, United had a total of fifteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2014, and December 31, 2013, the outstanding balance of the Debentures was $249,420 and $198,628, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of March 31, 2014.

As part of the acquisition of Virginia Commerce on January 31, 2014, United assumed all the obligations of Virginia Commerce and its subsidiaries. Virginia Commerce has a total of three statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Virginia Commerce. At merger, the outstanding balance of Virginia Commerce’s Debentures was $50,635, including purchase accounting adjustments.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,528,144 and $1,895,682 of loan commitments outstanding as of March 31, 2014 and December 31, 2013, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2014 and December 31, 2013, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $164,567 and $114,664 as of March 31, 2014 and December 31, 2013, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2014, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2014.

Derivative Classifications and Hedging Relationships

March 31, 2014

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$41,513	5.07%

Total Derivatives Used in Fair Value Hedges	$41,513

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$41,513

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2014		December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,402	Other assets	$2,179

Total derivatives designated as hedging instruments		$1,402		$2,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$913	Other assets	$1,045

Total derivatives not designated as hedging instruments		$913		$1,045

Total asset derivatives		$2,315		$3,224

	Liability Derivatives
	March 31, 2014		December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$115	Other liabilities	$149

Total derivatives designated as hedging instruments		$115		$149

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$913	Other liabilities	$1,045

Total derivatives not designated as hedging instruments		$913		$1,045

Total liability derivatives		$1,028		$1,194

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2014 and 2013 are presented as follows:

			Three Months Ended
	Income Statement Location		March 31, 2014	March 31, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(251)	$(180)

Total derivatives in fair value hedging relationships			$(251)	$(180)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$133	$461
Interest rate contracts (2)	Other expense		$(133)	$(461)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(251)	$(180)

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. As part of management’s review, any items that exceed the scope of expected values are further investigated. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2014, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2014. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2014 ranged from LIBOR plus 3.50% to LIBOR plus 17.00%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 18%, or $8.1 million.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2014 Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,125	$0	$221,125	$0
State and political subdivisions	145,974	0	145,974	0

		Fair Value at March 31, 2014 Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Residential mortgage-backed securities
Agency	524,237	0	524,237	0
Non-agency	16,166	0	16,166	0
Asset-backed securities	8,649	0	8,649	0
Commercial mortgage-backed securities
Agency	256,855	0	256,855	0
Trust preferred collateralized debt obligations	46,181	0	0	46,181
Single issue trust preferred securities	12,730	506	12,224	0
Other corporate securities	5,197	0	5,197	0

Total available for sale debt securities	1,237,114	506	1,190,427	46,181
Available for sale equity securities:
Financial services industry	2,413	716	1,697	0
Equity mutual funds (1)	488	488	0	0
Other equity securities	1,161	1,161	0	0

Total available for sale equity securities	4,062	2,365	1,697	0

Total available for sale securities	1,241,176	2,871	1,192,124	46,181
Derivative financial assets:
Interest rate contracts	2,315	0	2,315	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,028	0	1,028	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$171,754	$0	$171,754	$0
State and political subdivisions	62,709	0	62,709	0
Residential mortgage-backed securities
Agency	216,464	0	216,464	0
Non-agency	16,532	0	16,532	0
Asset-backed securities	9,227	0	9,227	0
Commercial mortgage-backed securities
Agency	233,432	0	233,432	0
Trust preferred collateralized debt obligations	43,449	0	0	43,449

		Fair Value at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Single issue trust preferred securities	12,632	502	12,130	0
Other corporate securities	5,215	0	5,215	0

Total available for sale debt securities	771,414	502	727,463	43,449
Available for sale equity securities:
Financial services industry	2,292	716	1,576	0
Equity mutual funds (1)	434	434	0	0
Other equity securities	1,144	1,144	0	0

Total available for sale equity securities	3,870	2,294	1,576	0

Total available for sale securities	775,284	2,796	729,039	43,449
Derivative financial assets:
Interest rate contracts	3,224	0	3,224	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,194	0	1,194	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2014	December 31, 2013
Balance, beginning of period	$43,449	$40,613
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(699)	(6,456)
Included in other comprehensive income	5,756	14,520
Purchases, issuances, and settlements	(2,325)	(5,228)
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$46,181	$43,449

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2014. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate and the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. Fair value is measured using a market approach based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an appraisal conducted by an independent, licensed appraiser outside of the Company using comparable property sales (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). For impaired loans, a specific reserve is established through the Allowance for Loan Losses, if necessary, by estimating the fair value of the underlying collateral on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the first quarter of 2014.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2014	Carrying value at March 31, 2014			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,294	$0	$11,937	$33,357	$1,181
OREO	43,792	0	43,792	0	1,494

Description	Balance as of December 31, 2013	Carrying value at December 31, 2013			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,883	$0	$13,081	$32,802	$1,886
OREO	38,182	0	38,107	75	2,548

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

Loans: The fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness, which include adjustments for liquidity concerns. For acquired impaired loans, fair value is assumed to equal United’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Loan Losses recorded for these loans.

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Cash and cash equivalents	$579,367	$579,367	$0	$579,367	$0
Securities available for sale	1,241,176	1,241,176	2,871	1,192,124	46,181
Securities held to maturity	40,756	38,223	0	35,703	2,520
Other securities	84,649	81,153	0	0	81,153
Loans held for sale	3,565	3,565	0	3,565	0
Loans	8,693,988	8,765,556	0	0	8,765,556
Derivative financial assets	2,315	2,315	0	2,315	0
Deposits	8,581,908	8,620,288	0	8,620,288	0
Short-term borrowings	728,904	728,904	0	728,904	0
Long-term borrowings	884,277	876,626	0	876,626	0
Derivative financial liabilities	1,028	1,028	0	1,028	0

December 31, 2013
Cash and cash equivalents	$416,617	$416,617	$0	$416,617	$0
Securities available for sale	775,284	775,284	2,796	729,039	43,449
Securities held to maturity	40,965	38,293	0	35,773	2,520
Other securities	73,093	70,072	0	0	70,072
Loans held for sale	4,236	4,236	0	4,236	0
Loans	6,630,385	6,657,376	0	0	6,657,376
Derivative financial assets	3,224	3,224	0	3,224	0
Deposits	6,621,571	6,641,070	0	6,641,070	0
Short-term borrowings	430,754	430,754	0	430,754	0
Long-term borrowings	575,697	553,796	0	553,796	0
Derivative financial liabilities	1,194	1,194	0	1,194	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first quarter of 2014, a total of 204,800 non-qualified stock options and 66,949 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $490 thousand and $384 thousand related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the first quarter of 2014 and 2013, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2014, and the changes during the first three months of 2014 are presented below:

	Three Months Ended March 31, 2014
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2014	1,447,997			$29.33
Assumed in Virginia Commerce merger	440,813			19.55
Granted	204,800			28.89
Exercised	(225,617)			17.65
Forfeited or expired	(12,525)			30.48

Outstanding at March 31, 2014	1,855,468	$6,488	5.5	$28.39

Exercisable at March 31, 2014	1,430,208	$5,435	4.4	$28.47

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	589,197	$7.01
Granted	204,800	6.42
Vested	(363,550)	7.52
Forfeited or expired	(5,187)	6.68

Nonvested at March 31, 2014	425,260	$6.29

During the three months ended March 31, 2014 and 2013, 225,617 and 10,250 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the three months ended March 31, 2014 and 2013. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2014 and 2013 was $2.83 million and $43 thousand, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	85,497	$27.53
Assumed in Virginia Commerce merger	34,538	29.89
Granted	66,949	28.89
Vested	(32,204)	28.29
Forfeited	(1,050)	28.27

Outstanding at March 31, 2014	153,730	$28.49

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees, including those retained in the Virginia Commerce acquisition, will be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan.

Included in accumulated other comprehensive income at December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2 ($1 net of tax) and unrecognized actuarial losses of $31,151 ($20,248 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 is $1 ($1 net of tax), and $4,821 ($3,134 net of tax), respectively.

Net periodic pension cost for the three months ended March 31, 2014 and 2013 included the following components:

	Three Months Ended March 31
	2014	2013
Service cost	$567	$759
Interest cost	1,332	1,208
Expected return on plan assets	(2,244)	(2,052)
Amortization of transition asset	0	0
Recognized net actuarial loss	481	1,159
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$136	$1,074

Weighted-Average Assumptions:
Discount rate	5.20%	4.40%
Expected return on assets	7.50%	8.00%
Rate of compensation increase (prior to age 45)	3.50%	3.75%
Rate of compensation increase	3.00%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2014, United has provided a liability for $2,803 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012 and State Taxing authorities for the years ended December 31, 2009 through 2012.

As of March 31, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions was $484 and $1,166, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31
	2014	2013
Net Income	$30,124	$21,579
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(639)	(1,035)
Related income tax effect	224	362
Less : OTTI charges recognized in net income	639	834
Related income tax benefit	(224)	(292)
Reclassification of previous noncredit OTTI to credit OTTI	1,685	1,458
Related income tax benefit	(590)	(510)

Net unrealized gain (loss) on AFS securities with OTTI	1,095	817
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	12,055	42
Related income tax effect	(4,219)	(15)
Net reclassification adjustment for losses (gains) included in net income	(824)	(140)
Related income tax (benefit) expense	288	49

	7,300	(64)

Net effect of AFS securities on other comprehensive income	8,395	753
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	1	2
Related income tax expense	(0)	(1)

Net effect of HTM securities on other comprehensive income	1	1
Pension plan:
Recognized net actuarial loss	481	1,159
Related income tax benefit	(172)	(418)

Net effect of change in pension plan asset on other comprehensive income	309	741

Total change in other comprehensive income	8,705	1,495

Total Comprehensive Income	$38,829	$23,074

The components of accumulated other comprehensive income for the three months ended March 31, 2014 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2014

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2014	($23,235)	($67)	($19,745)	($43,047)
Other comprehensive income before reclassification	7,836	1	0	7,837

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2014

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Amounts reclassified from accumulated other comprehensive income	559	0	309	868

Net current-period other comprehensive income, net of tax	8,395	1	309	8,705

Balance at March 31, 2014	($14,840)	($66)	($19,436)	($34,342)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Three Months Ended March 31, 2014

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$1,685	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(824)	Net gains on sales/calls of investment securities

	861	Total before tax
Related income tax effect	(302)	Tax expense

	559	Net of tax
Pension plan:
Recognized net actuarial loss	481 (a)

	481	Total before tax
Related income tax effect	(172)	Tax expense

	309	Net of tax

Total reclassifications for the period	$868

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
(Dollars in thousands, except per share)	2014	2013
Distributed earnings allocated to common stock	$22,036	$15,577
Undistributed earnings allocated to common stock	8,028	5,968

Net earnings allocated to common shareholders	$30,064	$21,545

Average common shares outstanding	62,434,749	50,301,875
Equivalents from stock options	272,579	29,628

Average diluted shares outstanding	62,707,328	50,331,503

	Three Months Ended
	March 31
(Dollars in thousands, except per share)	2014	2013
Earnings per basic common share	$0.48	$0.43
Earnings per diluted common share	$0.48	$0.43

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

United currently sponsors fifteen statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR +1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Virginia Commerce Trust IV	September 24, 2008	$25,000	10.20% Fixed	September 30, 2038

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2014			As of December 31, 2013
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$269,180	$260,392	$8,788	$201,186	$194,453	$6,733

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period). Management believes that, as of March 31, 2014 United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2014, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

In addition, after the close of business on January 31, 2014, United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The results of operations of Virginia Commerce are included in the consolidated results of operations from the date of acquisition. The acquisition of Virginia Commerce enhances United’s existing footprint in the Washington, D.C. MSA. Virginia Commerce was merged with and into George Mason Bankshares, Inc., a wholly-owned subsidiary of United (the Merger) in a transaction to be accounted for under the acquisition method of accounting. At consummation, Virginia Commerce had assets of approximately $2.77 billion, loans of $2.10 billion, and deposits of $2.02 billion. In addition, on February 20, 2014, United sold a former branch building for approximately $11.1 million and recognized a before-tax gain of $8.98 million.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2014, the allowance for loan losses was $74.3 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.4 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2014 net income by approximately $4.8 million, after-tax or $0.08 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited

Consolidated Financial Statements.

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

Accounting for Acquired Loans

Loans acquired are initially recorded at their acquisition date fair values. The fair value of the acquired loans are based on the present value of the expected cash flows, including both principal and interest and prepayments. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

Acquired loans are divided into loans with evidence of credit quality deterioration, which are accounted for under

ASC topic 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that United will be unable to collect all contractually required payments receivable, including both principal and interest. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

Subsequent to the acquisition date, United continues to estimate the amount and timing of cash flows expected to be collected on acquired impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loans losses

For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans.

See Note 2, Merger and Acquisitions, and Note 4, Loans, to the unaudited Consolidated Financial Statements for information regarding United’s acquired loans disclosures.

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

At March 31, 2014, approximately 11.23% of total assets, or $1.33 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 94.03% or $1.25 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 5.97% or $79.54 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2014, only $1.03 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of March 31, 2014 were $11.89 billion which was an increase of $3.15 billion or 36.07% from December 31, 2013, primarily the result of the acquisition of Virginia Commerce Bancorp, Inc. (Virginia Commerce) after the close of business on January 31, 2014. Portfolio loans increased $2.06 billion or 30.78%, cash and cash equivalents increased $162.75 million or 39.06%, investment securities increased $477.24 million or 53.66%, goodwill increased $333.74 million or 88.87%, other assets increased $96.88 million or 30.03%, bank premises and equipment increased $8.12 million or 11.62% and interest receivable increased $9.33 million or 34.99% due primarily to the Virginia Commerce merger. Total liabilities increased $2.58 billion or 33.49% from year-end 2013. This increase in total liabilities was due mainly to an increase of $1.96 billion or 29.61% and $606.73 million or 60.28% in deposits and borrowings, respectively, mainly due to the Virginia Commerce acquisition. Shareholders’ equity increased $574.39 million or 55.14% from year-end 2013 due primarily to the acquisition of Virginia Commerce.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2014 increased $162.75 million or 39.06% from year-end 2013. Of this total increase, interest-bearing deposits with other banks increased $101.20 million or 36.00% as United placed excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $61.55 million or 45.66% and federal funds sold were flat. During the first three months of 2014, net cash of $35.29 million, $64.28 million and $63.18 million was provided by operating activities, investing activities, and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2014 and 2013.

Securities

Total investment securities at March 31, 2014 increased $477.24 million or 53.66% from year-end 2013. Virginia Commerce added $476.54 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $465.89 million or 60.09%. This change in securities available for sale reflects $461.76 million acquired from Virginia Commerce, $259.61 million in sales, maturities and calls of securities, $252.10 million in purchases, and an increase of $11.23 million in market value. Securities held to maturity were flat, decreasing $209 thousand or less than 1% from year-end 2013 due to calls and maturities of securities. Other investment securities increased $11.56 million or 15.81% from year-end 2013. Virginia Commerce added $14.78 million in other investment securities.

The following table summarizes the changes in the available for sale securities since year-end 2013:

(Dollars in thousands)	March 31 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$221,125	$171,754	$49,371	28.75%
State and political subdivisions	145,974	62,709	83,265	132.78%
Mortgage-backed securities	797,258	466,428	330,830	70.93%
Asset-backed securities	8,649	9,227	(578)	(6.26%)
Marketable equity securities	4,062	3,870	192	4.96%
Trust preferred collateralized debt obligations	46,181	43,449	2,732	6.29%
Single issue trust preferred securities	12,730	12,632	98	0.78%
Corporate securities	5,197	5,215	(18)	(0.35%)

Total available for sale securities, at fair value	$1,241,176	$775,284	$465,892	60.09%

The following table summarizes the changes in the held to maturity securities since year-end 2013:

(Dollars in thousands)	March 31 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,722	$10,762	$(40)	(0.37%)
State and political subdivisions	10,198	10,367	(169)	(1.63%)
Mortgage-backed securities	46	50	(4)	(8.00%)
Single issue trust preferred securities	19,770	19,766	4	0.02%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$40,756	$40,965	$(209)	(0.51%)

At March 31, 2014, gross unrealized losses on available for sale securities were $33.44 million. Securities in an unrealized loss position at March 31, 2014 consisted primarily of Trup Cdos and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae or Freddie Mac.

As of March 31, 2014, United’s mortgage-backed securities had an amortized cost of $800.83 million, with an estimated fair value of $797.31 million. The portfolio consisted primarily of $522.77 million in agency residential mortgage-backed securities with a fair value of $524.29 million, $15.61 million in non-agency residential mortgage-backed securities with an estimated fair value of $16.17 million, and $262.44 million in commercial agency mortgage-backed securities with an estimated fair value of $256.86 million. As of March 31, 2104, United’s asset-backed securities had an amortized cost of $8.68 million, with an estimated fair value of $8.65 million.

As of March 31, 2014, United’s corporate securities had an amortized cost of $110.92 million, with an estimated fair value of $84.29 million. The portfolio consisted primarily of $68.32 million in Trup Cdos with a fair value of $46.18 million and $34.13 million in single issue trust preferred securities with an estimated fair value of $28.83 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $8.47 million and a fair value of $9.28 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $11.97 million of the Company’s pooled securities, while mezzanine tranches represent $34.21 million. Of the $34.21 million in mezzanine tranches, $12.44 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of March 31, 2014, Trup Cdos with a fair value of $5.78 million were investment grade, $3.75 million were split-rated, and the remaining $36.65 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of March 31, 2014, United’s single issue trust preferred securities had a fair value of $28.83 million. Of the $28.83 million, $8.91 million or 30.89% were investment grade; $632 thousand or 2.19% were unrated; $7.80 million or 27.07% were split rated; and $11.49 million or 39.85% were below investment grade. The two largest exposures accounted for 49.80% of the $28.83 million. These included Wells Fargo at $8.30 million and SunTrust Bank at $6.06 million. All single-issue trust preferred securities, with the exception of two securities totaling $632 thousand, are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos with at least one rating below investment grade as of March 31, 2014:

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,725	$2,436	$289	$1 ,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	7,204	3,962	3,242	6,622
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,258	581	677	1,546
SECURITY 5	Mezzanine	C-2	Ca	NR	C	1,978	866	1,112	185
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,538	378	1,316
SECURITY 7	Mezzanine	B-1	Caa2	NR	C	4,487	2,799	1,688	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,691	985	1,651
SECURITY 9	Senior (org Mezz)	Mez	Ca	NR	C	0	0	0	3,214
SECURITY 10	Mezzanine	B	Ca	NR	D	4,954	800	4,154	11,046
SECURITY 11	Mezzanine	B-1	Ca	NR	D	0	0	0	7,606
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,781	2,124	(343)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	1,164	1,239	(75)	406

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Credit- Related OTTI
SECURITY 14	Mezzanine	B-1	Ca	NR	C	3,622	1,425	2,197	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,000	2,436	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,821	1,900	1,921	1,179
SECURITY 17	Mezzanine	B-1	Ca	NR	C	2,250	1,650	600	750
SECURITY 18	Senior	A-3	Aa2	BB+	A	5,000	3,750	1,250	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,446	2,584	862	0
SECURITY 20	Mezzanine	B-2	NR	CCC+	CCC	2,531	2,531	0	756
SECURITY 21	Mezzanine	B-1	NR	CCC-	CCC	2,050	2,150	(100)	450
SECURITY 22	Mezzanine	B-1	Caa1	NR	C	2,500	1,375	1,125	0

						$62,799	$40,401	$22,398	$42,589

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	10.7%	13.3%	8.3%	65 - 85%	(75.8)%	67.1%	32.9%
2	7	0.7%	11.1%	7.0%	90%	(72.6)%	50.9%	49.1%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100.0%
4	37	18.8%	13.4%	7.0%	0 - 90%	(12.7)%	43.3%	56.7%
5	39	10.4%	12.9%	7.5%	55 - 90%	(6.9)%	91.3%	8.7%
6	45	7.5%	19.0%	6.7%	0 - 90%	(19.1)%	58.5%	41.5%
7	22	1.5%	18.8%	7.2%	60%	(11.2)%	85.0%	15.0%
8	29	1.4%	21.8%	7.1%	75%	(23.9)%	68.3%	31.7%
9	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
10	8	4.6%	14.6%	6.8%	10%	(67.9)%	31.0%	69.0%
11	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
12	7	0.0%	19.5%	5.7%	N/A	(4.0)%	79.7%	20.3%
13	7	0.0%	19.5%	5.7%	N/A	(4.0)%	89.3%	10.7%
14	32	22.3%	7.5%	7.1%	15 - 90%	(3.9)%	89.0%	11.0%
15	16	5.1%	19.0%	9.5%	15 - 90%	(36.4)%	64.4%	35.6%
16	15	6.1%	17.9%	7.1%	0 - 90%	(27.9)%	76.4%	23.6%
17	28	6.9%	15.0%	7.6%	0 - 90%	(8.0)%	75.0%	25.0%
18	30	5.8%	12.9%	6.3%	15%	57.6%	100.0%	0.0%
19	5	0.6%	4.6%	7.0%	90%	30.8%	100.0%	0.0%
20	14	4.5%	4.0%	7.7%	0%	21.9%	77.0%	23.0%
21	14	9.3%	0.0%	6.4%	15%	11.3%	82.0%	18.0%
22	33	4.9%	11.5%	7.7%	50 - 90%	0.5%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The collateral backing of a particular tranche can be increased by decreasing the more senior liabilities of the Trup Cdo tranche. This occurs when collateral deterioration due to defaults and deferrals triggers alternative waterfall provisions of the cash flow. The waterfall structure of the bond requires the excess spread to be rerouted away from the most junior classes of debt (which includes the income notes) in order to pay down the principal of the most senior liabilities. As these senior liabilities are paid down, the senior and mezzanine tranches become better secured (due to the rerouting away from the income notes). Therefore, variances will exist between the calculated excess subordination measure and the amount of OTTI recognized due to the impact of the specific structural features of each bond as it relates to the cash flow models.

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of March 31, 2014:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
Emigrant	NR	NR	CCC	$5,660	$4,320	$1,340
Bank of America	Ba1	NR	BB+	4,577	4,000	577
M&T Bank	NR	BBB	BB+	2,985	3,262	(277)
Citigroup	Ba1	BB+	BBB-	504	506	(2)
Bank of America	Ba1	BB+	BB+	500	509	(9)

				$14,226	$12,597	$1,629

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($972 thousand).

During the first quarter of 2014, United recognized net other-than-temporary impairment charges totaling $639 thousand on certain Trup Cdos, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of March 31, 2014 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $671 thousand or 15.84% as loan sales in the secondary market exceeded loan originations during the first three months of 2014. Portfolio loans, net of unearned income, increased $2.06 billion or 30.78% from year-end 2013 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2013, commercial, financial and agricultural loans increased $1.38 billion or 35.24% as commercial real estate loans increased $1.14 billion and commercial loans (not secured by real estate) increased $234.68 million. In addition, residential real estate loans and construction and land development loans increased $356.41 million or 19.57% and $320.61 million or 47.83%, respectively, while other consumer loans increased $12.50 million or 4.02%. The increases were due primarily to the Virginia Commerce acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $54.42 million from year-end 2013.

The following table summarizes the changes in the major loan classes since year-end 2013:

(Dollars in thousands)	March 31 2014	December 31 2013	$ Change	% Change
Loans held for sale	$3,565	$4,236	$(671)	(15.84%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,101,388	$654,963	$446,425	68.16%
Nonowner-occupied commercial real estate	2,614,912	1,917,785	697,127	36.35%
Other commercial loans	1,573,037	1,338,355	234,682	17.54%

Total commercial, financial, and agricultural	$5,289,337	$3,911,103	$1,378,234	35.24%
Residential real estate	2,177,784	1,821,378	356,406	19.57%
Construction & land development	990,974	670,364	320,610	47.83%
Consumer:
Bankcard	10,138	11,023	(885)	(8.03%)
Other consumer	313,114	299,731	13,383	4.47%
Less: Unearned income	(13,021)	(9,016)	(4,005)	44.42%

Total Loans, net of unearned income	$8,768,326	$6,704,583	$2,063,743	30.78%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $96.88 million or 30.03% from year-end 2013. The Virginia Commerce acquisition added $106.24 million in other assets plus an additional $17.14 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $46.77 million, of which, $46.72 million was acquired from Virginia Commerce while the remaining increase was due to a slight increase in the cash surrender value. The remainder of the increase in other assets is the result of an increase of $21.76 million in deferred tax assets, an increase of $5.61 million in OREO and an increase of $2.69 million in income taxes receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2014 increased $1.96 billion or 29.61% from year-end 2013 as a result of the Virginia Commerce acquisition. Virginia Commerce added $2.02 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $482.67 million or 25.75% while interest-bearing deposits increased $1.48 billion or 31.13% from December 31, 2013. Organically, deposits declined $63.65 million from year-end 2013.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $365.14 million or 26.72%, personal noninterest-bearing deposits of $70.45 million or 17.12% and noninterest-bearing public funds of $12.25 million or 22.71% as a result of the Virginia Commerce acquisition.

The increase in interest-bearing deposits was due mainly to the Virginia Commerce acquisition as all major categories of interest-bearing deposits increased. Interest-bearing money market accounts (MMDAs) increased $548.96 million or 44.85%, time deposits over $100,000 increased $276.96 million or 31.36%, time deposits under $100,000 increased $190.79 million or 21.50%, and regular savings balances increased $68.90 million or 12.39%. The $548.96 million increase in interest-bearing MMDAs is due to a $374.15 million and a $175.03 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, were flat. The $276.96 million increase in time deposits over $100,000 is the result of a $219.38 million increase in fixed rate certificates of deposits (CDs), a $43.17 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $14.38 million increase in variable rate CDs. The $190.79 million increase in time deposits under $100,000 is due to fixed rate CDs increasing $171.56 million while variable rate CDs increased $14.26 million. Interest-bearing checking deposits increased $392.06 million mainly due to a $334.32 million increase in personal interest-bearing checking accounts and a $68.89 million increase in commercial interest-bearing checking accounts. State and municipal interest-bearing checking accounts decreased $11.15 million.

The following table summarizes the changes in the deposit categories since year-end 2013:

(Dollars In thousands)	March 31 2014	December 31 2013	$ Change	% Change
Demand deposits	$2,357,188	$1,874,520	$482,668	25.75%
Interest-bearing checking	1,588,015	1,195,956	392,059	32.78%
Regular savings	625,080	556,183	68,897	12.39%
Money market accounts	1,773,080	1,224,116	548,964	44.85%
Time deposits under $100,000	1,078,306	887,516	190,790	21.50%
Time deposits over $100,000	1,160,239	883,280	276,959	31.36%

Total deposits	$8,581,908	$6,621,571	$1,960,337	29.61%

Borrowings

Total borrowings at March 31, 2014 increased $606.73 million or 60.28% during the first three months of 2014. Virginia Commerce added $468.15 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2013, short-term borrowings increased $298.15 million or 69.22% due to a $339.84 million increase in short-term securities sold under agreements to repurchase. Federal funds purchased decreased $1.69 million or 6.09%. Virginia Commerce added $263.82 million in short-term borrowings. Long-term borrowings increased $308.58 million or 53.60% since year-end 2013 as long-term FHLB advances increased $204.34 million. In addition, United assumed $53.70 million in long-term securities sold under agreements to repurchase and $50.64 million of junior subordinated debt securities, respectively, including purchase accounting amounts, in the Virginia Commerce acquisition.

The table below summarizes the change in the borrowing categories since year-end 2013:

(Dollars in thousands)	March 31 2014	December 31 2013	$ Change	% Change
Federal funds purchased	$26,000	$27,685	$(1,685)	(6.09%)
Short-term securities sold under agreements to repurchase	527,904	188,069	339,835	180.70%
Long-term securities sold under agreements to repurchase	53,453	0	53,453	100.00%
Short-term FHLB advances	175,000	215,000	(40,000)	(18.60%)
Long-term FHLB advances	581,404	377,069	204,335	54.19%
Issuances of trust preferred capital securities	249,420	198,628	50,792	25.57%

Total borrowings	$1,613,181	$1,006,451	$606,730	60.28%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2014 increased $9.56 million or 15.06% from year-end 2013. Virginia Commerce added $10.26 million. In particular, business franchise taxes increased $1.48 million, interest payable increased $1.27 million and other accrued expenses of $3.04 million. In addition, dividends payable increased $5.95 million due to the additional shares issued in the Virginia Commerce acquisition. Partially offsetting these increases in accrued expenses and other liabilities is a $1.10 million decrease in accrued employee expenses due mainly to declines in deferred compensation and incentives payable and an $874 thousand decrease in income taxes payable due to a timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2014 increased $574.39 million or 55.14% from December 31, 2013 mainly as a result of the Virginia Commerce acquisition. The Virginia Commerce transaction added approximately $552 million as 18,330,347 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $548 million. Earnings net of dividends for the first three months of 2014 were $8.04 million.

Accumulated other comprehensive income increased $8.71 million due mainly to an increase of $7.30 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of OTTI losses was $1.10 million and the after-tax accretion of pension costs was $310 thousand for the first quarter of 2014.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2014 was $30.12 million or $0.48 per diluted share compared to $21.58 million or $0.43 per share for the first three months of 2013. United’s annualized return on average assets for the first three months of 2014 was 1.14% and return on average shareholders’ equity was 8.57% as compared to 1.05% and 8.72% for the first three months of 2013. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date.

As previously mentioned, during the first quarter of 2014 United sold a former branch building which resulted in a before-tax gain of $8.98 million. The results for the first quarter of 2014 also included noncash, before-tax, other-than-temporary impairment charges of $639 thousand on certain investment securities and a net gain on sales and calls of investment securities of $824 thousand. The results for the first quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $834 thousand on certain investment securities.

Net interest income for the first three months of 2014 was $85.30 million, which was an increase of $18.48 million or 27.66% from net interest income of $66.82 million for the first three months of 2013. The increase in net interest income occurred because total interest income increased $18.84 million while total interest expense only increased $359 thousand from the first quarter of 2013.

The provision for loan losses was $4.68 million for the first three months of 2014 as compared to $5.19 million for the first three months of 2013. Noninterest income was $26.52 million for the first three months of 2014, up $8.17 million or 44.54% when compared to the first three months of 2013. Noninterest expense increased $12.91 million or 26.76% for the first three months of 2014 compared to the same period in 2013. Income taxes increased $5.71 million for the first three months of 2014 as compared to the first three months of 2013. The effective tax rate was 34.49% and 32.00% for the first quarter of 2014 and 2013, respectively.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2014 and 2013, are presented below.

Net interest income for the first three months of 2014 was $85.30 million, which was an increase of $18.48 million or 27.66% from the first quarter of 2013. The $18.48 million increase in net interest income occurred because total interest income increased $18.84 million while total interest expense only increased $359 thousand from the first quarter of 2013. On a linked-quarter basis, net interest income for the first quarter of 2014 increased $16.12 million or 23.29% from the fourth quarter of 2013. The $16.12 million increase in net interest income occurred because total interest income increased $17.53 million while total interest expense only increased $1.41 million from the fourth quarter of 2013. Generally, interest income for the first quarter of 2014 increased from the first and fourth quarters of 2013 because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the first quarter of 2014 increased from the first and fourth quarters of 2013 because of the interest-bearing liabilities added from Virginia Commerce. However, the increase in interest expense was partially mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2014 was $86.91 million, an increase of $18.56 million or 27.16% from the first quarter of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $2.12 billion or 28.85% from the first quarter of 2013. Average net loans increased $1.58 billion or 24.70% for the first quarter of 2014 while average investment securities increased $473.82 million or 64.15%. In addition, the average cost of funds declined 14 basis points from the first quarter of 2013. In particular, the average cost of long-term borrowings declined 175 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2014 was a decline of 15 basis points in the average yield on earning assets as compared to the first quarter of 2013. In particular, the yield on average net loans declined 11 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at lower interest rates. The net interest margin for the first quarter of 2014 was 3.70%, which was a decrease of 5 basis points from a net interest margin of 3.75% for the first quarter of 2013.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2014 increased $16.25 million or 23.00% from the fourth quarter of 2013 due mainly to an increase in average earning assets as a result of the Virginia Commerce acquisition. Average earning assets increased $1.82 billion or 23.72% from the fourth quarter of 2013 as average investment securities and average net loans increased $365.38 million or 43.14% and $1.40 billion or 21.34%, respectively, for the quarter. In addition, the average yield on earning assets increased 3 basis points while the average cost of funds declined 3 basis points from the fourth quarter of 2013. The net interest margin of 3.70% for the first quarter of 2014 was an increase of 4 basis points from the net interest margin of 3.66% for the fourth quarter of 2013.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2014, March 31, 2013 and December 31, 2013:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2014	2013	2013
Loan accretion	$1,344	$1,138	$530
Certificates of deposit	979	0	0
Long-term borrowings	96	(28)	(28)

Total	$2,419	$1,110	$502

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2014, March 31, 2013 and December 31, 2013:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2014	2013	2013
Net interest income, GAAP basis	$85,302	$66,822	$69,186
Tax-equivalent adjustment (1)	1,608	1,524	1,472

Tax-equivalent net interest income	$86,910	$68,346	$70,658

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2014 and 2013, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$292,393	$167	0.23%	$223,237	$129	0.23%
Investment Securities:
Taxable	1,103,055	6,529	2.37%	649,413	3,612	2.22%
Tax-exempt	109,395	1,313	4.80%	89,222	1,171	5.25%

Total Securities	1,212,450	7,842	2.59%	738,635	4,783	2.59%
Loans, net of unearned income (2)	8,052,658	88,763	4.46%	6,472,600	72,937	4.56%
Allowance for loan losses	(74,068)			(74,410)

Net loans	7,978,590		4.50%	6,398,190		4.61%

Total Earning Assets	9,483,433	$96,772	4.13%	7,360,062	$77,849	4.28%

Other assets	1,237,400			935,570

TOTAL ASSETS	$10,720,833			$8,295,632

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,696,698	$6,401	0.46%	$4,904,286	$6,977	0.58%
Short-term borrowings	606,476	353	0.24%	313,360	200	0.26%
Long-term borrowings	809,580	3,108	1.56%	284,883	2,326	3.31%

Total Interest-Bearing Funds	7,112,754	9,862	0.56%	5,502,529	9,503	0.70%

Noninterest-bearing deposits	2,132,041			1,731,775
Accrued expenses and other liabilities	49,717			57,475

TOTAL LIABILITIES	9,294,512			7,291,779
SHAREHOLDERS’ EQUITY	1,426,321			1,003,853

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,720,833			$8,295,632

NET INTEREST INCOME		$86,910			$68,346

INTEREST SPREAD			3.57%			3.58%
NET INTEREST MARGIN			3.70%			3.75%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2014 and 2013, the provision for loan losses was $4.68 million and $5.19 million, respectively. Net charge-offs were $4.54 million for the first quarter of 2014 as compared to net charge-offs of $4.93 million for the same quarter in 2013. These lower amounts of provision expense and net charge-offs for the first quarter of 2014 compared to the first quarter of 2013 were due mainly to credit quality improvement within the loan portfolio and a decline in the recognition of impairment allocations. On a linked-quarter basis, the provision for loans losses increased $336 thousand while net charge-offs decreased $177 thousand from the fourth quarter of 2013. Annualized net charge-offs as a percentage of average loans were 0.23% for the first quarter of 2014. This ratio compares very favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.45% for the year of 2013.

At March 31, 2014, nonperforming loans were $96.13 million or 1.10% of loans, net of unearned income compared to nonperforming loans of $81.13 million or 1.21% of loans, net of unearned income at December 31, 2013. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $27.81 million at March 31, 2014, an increase of $16.77 million or 151.83% from $11.04 million at year-end 2013. The increase was due mainly to four loans to one commercial customer totaling $10.1 million being 90-plus days delinquent at March 31, 2014. At March 31, 2014, nonaccrual loans were $60.21 million, a decrease of $1.72 million or 2.78% from $61.93 million at year-end 2013. The slight decrease in nonaccrual loans was primarily due to foreclosures on real estate collateral which led to a transfer from nonaccrual to other real estate owned. Restructured loans were $8.11 million at March 31, 2014 as compared to $8.16 million restructured loans at year-end 2013. The decrease was due to repayments. No loans were restructured during the first quarter of 2014. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $139.92 million, including OREO of $43.79 million at March 31, 2014, represented 1.18% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2014, impaired loans were $255.30 million, which was an increase of $162.64 million or 175.53% from the $92.66 million in impaired loans at December 31, 2013. This increase in impaired loans was due mainly to loans with evidence of credit quality deterioration in the amount of $157.76 million added in the Virginia Commerce acquisition. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2014, the allowance for credit losses was $76.46 million which was comparable to $76.34 million at December 31, 2013.

At March 31, 2014, the allowance for loan losses was $74.34 million as compared to $74.20 million at December 31, 2013. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.85% at March 31, 2014 and 1.11% at December 31, 2013. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 77.33% and 91.46% at March 31, 2014 and December 31, 2013, respectively. For United, this ratio at March 31, 2014 decreased from the ratio at December 31, 2013 mainly because United was unable to carry-over Virginia Commerce’s previously established allowance for loan losses because acquired loans are recorded at fair value in accordance with accounting rules. Therefore, United recorded a downward fair value adjustment of approximately $90.4 million on the loans acquired from Virginia Commerce. In addition, nonperforming loans increased $15.00 million or 18.48% while the allowance for loan losses was relatively flat from year-end 2013. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in decreased allowance allocations of $62 thousand or less than 1%. This decrease in allocations coincided with the decrease of net charge-offs recognized in the first quarter. There was an increase in the estimate for imprecision of $202 thousand. The Company’s detailed methodology and analysis indicated only a slight increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2014 produced decreased allocations in five of the six loan categories. The commercial real estate owner-occupied loan pool allocation decreased by $187 thousand due mainly to a decrease in specific impairments recognized within the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $718 thousand due to a decline in specific impairments recognized within the portfolio. The allocation related to the residential real estate loan pool decreased by $810 thousand due to a decrease in historical loss rates applied to the portfolio. The allowance allocated to real estate construction and development decreased by $1.37 million due to decreases in specific impairments within the portfolio and historical loss rates applied to the portfolio. The consumer loan pool experienced a decrease in allocation of $49 thousand due to a decrease in outstanding loan balances. Offsetting these decreases was an increase in the other commercial loan pool allocation of $3.07 million due to an increase in impairment recognition and higher historical loss rates as the result of a large charge-off in the fourth quarter of 2013. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2013 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.82 million at March 31, 2014 and $12.48 million at December 31, 2013. In comparison to the prior year-end, this element of the allowance decreased by $660 thousand primarily due to decreased specific allocations for the nonowner-occupied commercial real estate and the construction and land development loan pools.

Management believes that the allowance for credit losses of $76.46 million at March 31, 2014 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Included in noninterest income for the first quarter of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises as well as noncash, before-tax, other-than-temporary impairment charges of $639 thousand on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $834 thousand on certain investment securities for the first quarter of 2013. In addition, net gains on sales and calls of investment securities were $824 thousand and $140 thousand for the first quarters of 2014 and 2013, respectively. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the first quarter of 2014 decreased $1.68 million or 8.84% from the first quarter of 2013. Although excluding the net gain on the sale of bank premises and the results of security transactions is a non-GAAP measure, United’s management believes noninterest income without the net gain on the sale of bank premises and noncash, before-tax, other-than-temporary impairment charges as well as net securities gains and losses on sale and calls is more indicative of United’s performance because it isolates income that is primarily customer relationship driven and is more indicative of normalized operations. In addition, these items can fluctuate greatly from quarter to quarter or could be infrequent and are thus difficult to predict.

The following table reconciles the difference between noninterest income and noninterest income excluding the results of security transaction for the three months ended March 31, 2014, March 31, 2013, and December 31, 2013.

	Three Months Ended
(Dollars in thousands)	March 2014	March 2013	December 2013
Total Non-Interest Income, GAAP basis	$26,520	$18,348	$12,046
Less: Net gain on the sale of bank premises	8,976	0	0
Less: Net other-than-temporary impairment losses	(639)	(834)	(6,361)
Less: Net gains on sales/calls of investment securities	824	140	934

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$17,359	$19,042	$17,473

Revenue from trust income and brokerage commissions for the first quarter of 2014 increased $763 thousand or 19.92% due mainly to an increase in brokerage volume and an increase in the value of trust assets under management. Revenue from trust and brokerage services was $4.59 million for the first quarter of 2014 as compared to $3.83 million for the first quarter of 2013.

Income from bank-owned life insurance policies was $1.25 million for the first quarter of 2014, a decrease of $1.14 million or 47.63% from the first quarter of 2013. This decrease was due to a death benefit in the first quarter of 2013.

Mortgage banking income for the first quarter of 2014 decreased $706 thousand or 73.16% from the first quarter of 2013 due to decreased production and sales of mortgage loans in the secondary market. Mortgage loan sales were $16.65 million in the first three months of 2014 as compared to $53.60 million in the first three months of 2013.

Other income for the first quarter of 2014 decreased $352 thousand or 40.18% from the first quarter of 2013. This decrease was due to a decline in the income from derivatives not in hedge relationships as a result of a change in the fair value.

On a linked-quarter basis, noninterest income for the first quarter of 2014 increased $14.47 million from the fourth quarter of 2013. Included in the results for the first quarter of 2014 was the net gain of $8.98 million on the sale of bank premises and noncash, before-tax, other-than-temporary impairment charges of $639 thousand. Included in the results for the fourth quarter of 2013 were noncash, before-tax, other-than-temporary impairment charges of $6.36 million. Excluding the results of the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income was flat from the fourth quarter of 2013, decreasing $114 thousand or less than 1% due primarily to a decrease of $513 thousand in fees from deposit services which was virtually offset by an increase of $352 thousand in income from trust and brokerage services due to increases in brokerage volume and the value of trust assets under management.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2014 was $61.16 million which was an increase of $12.91 million or 26.76% from the first quarter of 2013 due mainly to the Virginia Commerce acquisition.

Employee compensation for the first quarter of 2014 increased $8.40 million or 50.61% when compared to the first quarter of 2013, including $3.64 million of merger severance charges. Other than the severance charges, this increase was due mainly to the additional employees from the Virginia Commerce acquisition. Employee benefits expense decreased $369 thousand or 6.16% from the first quarter of 2013 due mainly a decrease in pension expense as a result of a change in the discount rate used in the valuation process at year-end 2013 which more than offset the additional expense from the increased number of employees from the Virginia Commerce acquisition.

Net occupancy expense for the first quarter of 2014 increased $1.24 million or 23.96% from the first quarter of 2013. In particular, building rental expense increased $788 thousand, building maintenance increased $199 thousand and building depreciation increased $123 thousand due mainly to the additional offices acquired from Virginia Commerce.

Other real estate owned (OREO) expense was $2.11 million for the first quarter of 2014, an increase of $843 thousand or 66.38% from the first quarter of 2013. This increase was mainly due to a decline in the fair values of OREO properties in the first quarter of 2014.

Equipment expense was $1.90 million for the first quarter of 2014, an increase of $202 thousand or 11.89% from the first quarter of 2013. The increase was due mainly to an increase in equipment maintenance as a result of the Virginia Commerce acquisition.

Data processing expense increased $506 thousand or 18.53% for the first quarter of 2014 as compared to the first quarter of 2013 due to the additional processing as a result of the Virginia Commerce acquisition.

On a linked-quarter basis, noninterest expense for the first quarter of 2014 increased $13.18 million or 27.48% from the fourth quarter of 2013 generally due to additional operating and merger-related expenses from the Virginia Commerce acquisition. In particular, employee compensation expense increased $7.76 million. The increase includes the merger severance charges mentioned above, increases in net occupancy expense of $1.56 million, merger expenses of $1.06 million and data processing fees of $267 thousand mainly the result of the Virginia Commerce acquisition. In addition, OREO expense increased $807 thousand due to a decline in the fair values of OREO properties.

Income Taxes

For the first quarter of 2014, income tax expense was $15.86 million as compared to $10.16 million for the first quarter of 2013, an increase of $5.71 million or 56.18% due to higher earnings. In addition, United increased its current tax expense by $685 thousand due to an adjustment in the deferred tax rate. On a linked-quarter basis, income tax expense was $9.25 million for the fourth quarter of 2013. United’s effective tax rate was approximately 34.49% for the first quarter of 2014 as compared to 32.00% for the first and fourth quarters of 2013. The effective tax rate was increased by 1% as a direct result of the Virginia Commerce acquisition. The remaining increase was due to the adjustment in the deferred tax rate related to a reduction in the State of West Virginia corporate income tax rate as well as a change in apportionment factors. Going forward, United expects its effective tax rate to be 33% on future earnings in 2014. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2013 for disclosures with respect to United’s fixed and determinable contractual obligations. As previously mentioned, United completed its acquisition of Virginia Commerce during the first quarter of 2014. As such, United assumed the financial obligations of Virginia Commerce, including contractual obligations and commitments, which also may require future payments. Otherwise, there have been no material changes outside the ordinary course of business since year-end 2013 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

As of March 31, 2014, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.80 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2013 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2014 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2013 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2014, cash of $35.29 million was provided by operating activities due mainly to net income of $30.12 million for the quarter. Net cash of $64.28 million was provided by investing activities which was primarily due to net cash received of $97.30 million in the Virginia Commerce acquisition. In addition, net proceeds from sales of bank premises and equipment were $9.68 million. Partially offsetting these sources of cash was loan growth of $54.42 million. During the first three months of 2014, net cash of $63.18 million was provided by financing activities due primarily to net proceeds of $104.34 million and $34.33 million received from long-term FHLB and short-term borrowings, respectively. Partially offsetting these increases was a decrease in deposits of $63.65 million. An additional use of cash for financing activities was the payment of cash dividends in the amount of $16.14 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $162.75 million for the first three months of 2014.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.33% at March 31, 2014 and 13.71% at December 31, 2013, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.42% and 11.60%, respectively, at March 31, 2014, are also well above regulatory minimum requirements. United’s Tier I capital and leverage ratios at December 31, 2013 were 12.51% and 10.72%, respectively.

Total shareholders’ equity was $1.62 billion at March 31, 2014, increasing $574.39 million or 55.14% from December 31, 2013 primarily due to the Virginia Commerce acquisition and the retention of earnings. United’s equity to assets ratio was 13.60% at March 31, 2014 as compared to 11.93% at December 31, 2013. The primary capital ratio, capital and reserves to total assets and reserves, was 14.15% at March 31, 2014 as compared to 12.69% at December 31, 2013. United’s average equity to average asset ratio was 13.30% for the first quarter of 2014 as compared to 12.10% the first quarter of 2013. All of these financial measurements reflect a financially sound position.

During the first quarter of 2014, United’s Board of Directors declared a cash dividend of $0.32 per share. Total cash dividends declared were $22.09 million for the first quarter of 2014 which was an increase of $6.48 million or 41.53% from dividends declared of $15.61 million for the first quarter of 2013. The increase was due mainly to the additional shares issued in the Virginia Commerce acquisition as well as an increase of $0.01 per share in the cash dividend amount.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2014 and December 31, 2013:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	March 31, 2014	December 31, 2013
+200	0.17%	2.01%
+100	(0.39%)	0.21%
-100	0.91%	(0.80%)

At March 31, 2014, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.39% over one year as compared to an increase of 0.21% at December 31, 2013. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.17% over one year as of March 31, 2014, as compared to an increase of 2.01% as of December 31, 2013. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.91% over one year as of March 31, 2014 as compared to a decrease of 0.80%, over one year as of December 31, 2013. With the federal funds rate at 0.25% at March 31, 2014 and December 31, 2013, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At March 31, 2014, United’s mortgage related securities portfolio had an amortized cost of $801 million, of which approximately $444 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.8 years and a weighted average yield of 2.71%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.6%, less than the price decline of a 7 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $243 million in balloon securities with a projected yield of 2.01% and a projected average life of 6 years on March 31, 2014. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 1.1 years and a weighted average maturity (WAM) of 6.5 years.

United had approximately $22 million in 15-year mortgage backed securities with a projected yield of 4.13% and a projected average life of 2.8 years as of March 31, 2014. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7 years and a weighted average maturity (WAM) of 7.7 years.

United had approximately $48 million in 20-year mortgage backed securities with a projected yield of 2.91% and a projected average life of 5.9 years on March 31, 2014. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 2.2 years and a weighted average maturity (WAM) of 17.7 years.

United had approximately $16 million in 30-year mortgage backed securities with a projected yield of 3.30% and a projected average life of 5.1 years on March 31, 2014. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 7.7 years and a weighted average maturity (WAM) of 21.6 years.

The remaining 3% of the mortgage related securities portfolio at March 31, 2014, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2014 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2013 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2014 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2014	0	$00.00	0	322,200
2/01 – 2/28/2014	42	$31.20	0	322,200
3/01 – 3/31/2014	511	$34.43	0	322,200

Total	553	$34.19	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans and the payment of taxes associated with the vesting of restricted stock under United’s 2011 Long-Term Incentive Plan. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2014, the following shares were exchanged by participants in United’s stock option plans: March 2014 – 511 shares at an average price of $34.43.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2014, the following shares were purchased for the deferred compensation plan: February 2014 – 42 shares at an average price of $31.20.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 12, 2014	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: May 12, 2014	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank	(e	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	80

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	81

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	82

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	83

101	Interactive data file (XBRL)	(f	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to Exhibit 2.1 to the Form S-4/A dated July 18, 2013 and filed July 18, 2013 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No.0-13322.
(f)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.