Form 10-Q
period 2014-06-30
UNITED BANKSHARES INC/WV
filed 2014-08-11
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Class - Common Stock, $2.50 Par Value; 69,171,374 shares outstanding as of July 31, 2014.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2014 and December 31, 2013, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 and 2013, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2014, the related condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2014	December 31 2013
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$197,656	$134,808
Interest-bearing deposits with other banks	517,000	281,090
Federal funds sold	720	719

Total cash and cash equivalents	715,376	416,617
Securities available for sale at estimated fair value (amortized cost-$1,148,927 at June 30, 2014 and $813,049 at December 31, 2013)	1,137,024	775,284
Securities held to maturity (estimated fair value-$38,870 at June 30, 2014 and $38,293 at December 31, 2013)	40,717	40,965
Other investment securities	104,302	73,093
Loans held for sale	9,466	4,236
Loans	8,885,808	6,713,599
Less: Unearned income	(13,373)	(9,016)

Loans net of unearned income	8,872,435	6,704,583
Less: Allowance for loan losses	(74,975)	(74,198)

Net loans	8,797,460	6,630,385
Bank premises and equipment	78,321	69,897
Goodwill	710,165	375,547
Accrued interest receivable	32,076	26,666
Other assets	426,803	322,634

TOTAL ASSETS	$12,051,710	$8,735,324

Liabilities
Deposits:
Noninterest-bearing	$2,466,226	$1,874,520
Interest-bearing	6,279,921	4,747,051

Total deposits	8,746,147	6,621,571
Borrowings:
Federal funds purchased	16,700	27,685
Securities sold under agreements to repurchase	466,480	188,069
Federal Home Loan Bank borrowings	861,337	592,069
Other long-term borrowings	249,641	198,628
Reserve for lending-related commitments	2,441	2,143
Accrued expenses and other liabilities	69,681	63,427

TOTAL LIABILITIES	10,412,427	7,693,592

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-69,197,977 and 50,867,630 at June 30, 2014 and December 31, 2013, respectively, including 34,723 and 437,363 shares in treasury at June 30, 2014 and December 31, 2013, respectively	172,995	127,169
Surplus	738,993	237,674
Retained earnings	754,101	734,945
Accumulated other comprehensive loss	(25,616)	(43,047)
Treasury stock, at cost	(1,190)	(15,009)

TOTAL SHAREHOLDERS’ EQUITY	1,639,283	1,041,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,051,710	$8,735,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$96,175	$70,822	$183,789	$142,645
Interest on federal funds sold and other short-term investments	248	160	415	289
Interest and dividends on securities:
Taxable	7,467	3,776	13,996	7,388
Tax-exempt	909	727	1,763	1,488

Total interest income	104,799	75,485	199,963	151,810

Interest expense
Interest on deposits	7,015	6,857	13,416	13,834
Interest on short-term borrowings	324	218	677	418
Interest on long-term borrowings	3,528	2,207	6,636	4,533

Total interest expense	10,867	9,282	20,729	18,785

Net interest income	93,932	66,203	179,234	133,025
Provision for loan losses	6,201	4,960	10,880	10,147

Net interest income after provision for loan losses	87,731	61,243	168,354	122,878

Other income
Fees from trust and brokerage services	4,641	4,370	9,234	8,200
Fees from deposit services	10,902	10,208	20,461	19,832
Bankcard fees and merchant discounts	1,127	899	1,873	1,696
Other service charges, commissions, and fees	602	626	1,029	1,187
Income from bank-owned life insurance	1,445	1,185	2,696	3,574
Income from mortgage banking	438	739	697	1,704
Net gain on the sale of bank premises	0	0	8,976	0
Other income	400	861	924	1,737

Total other-than-temporary impairment losses	0	(137)	1,046	285
Portion of loss recognized in other comprehensive income	(421)	0	(2,106)	(1,256)

Net other-than-temporary impairment losses	(421)	(137)	(1,060)	(971)
Net gains on sales/calls of investment securities	1	348	825	488

Net investment securities (losses) gains	(420)	211	(235)	(483)

Total other income	19,135	19,099	45,655	37,447

Other expense
Employee compensation	21,546	16,957	46,553	33,561
Employee benefits	5,190	5,675	10,814	11,668
Net occupancy expense	6,514	4,821	12,949	10,012
Other real estate owned (OREO) expense	1,037	2,330	3,150	3,600
Equipment expense	2,241	1,711	4,142	3,410
Data processing expense	3,589	2,813	6,826	5,544
Bankcard processing expense	348	331	672	657
FDIC insurance expense	2,071	1,564	3,578	3,123
Other expense	14,708	12,345	29,719	25,221

Total other expense	57,244	48,547	118,403	96,796

Income before income taxes	49,622	31,795	95,606	63,529
Income taxes	16,375	9,576	32,235	19,731

Net income	$33,247	$22,219	$63,371	$43,798

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - (continued)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Earnings per common share:
Basic	$0.48	$0.44	$0.96	$0.87

Diluted	$0.48	$0.44	$0.96	$0.87

Dividends per common share	$0.32	$0.31	$0.64	$0.62

Average outstanding shares:
Basic	68,956,123	50,345,733	65,713,854	50,322,783
Diluted	69,154,032	50,402,194	65,949,455	50,382,170

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$33,247	$22,219	$63,371	$43,798

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	8,415	(2,520)	16,810	(1,767)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1	2	2
Change in pension plan assets, net of tax	310	742	619	1,483

Comprehensive income, net of tax	$41,973	$20,442	$80,802	$43,516

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2014
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2014	50,867,630	$127,169	$237,674	$734,945	($43,047)	($15,009)	$1,041,732

Comprehensive income:
Net income	0	0	0	63,371	0	0	63,371
Other comprehensive income, net of tax:	0	0	0	0	17,431	0	17,431

Total comprehensive income, net of tax							80,802
Stock based compensation expense	0	0	1,160	0	0	0	1,160
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Distribution of treasury stock for deferred compensation plan (3,614 shares)	0	0	0	0	0	79	79
Purchase of treasury stock (720 shares)	0	0	0	0	0	(24)	(24)
Cash dividends ($0.64 per share)	0	0	0	(44,215)	0	0	(44,215)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (1,865 shares)	0	0	64	0	0	(64)	0
Common stock options exercised (334,662 shares)	0	0	(4,036)	0	0	11,523	7,487

Balance at June 30, 2014	69,197,977	$172,995	$738,993	$754,101	($25,616)	($1,190)	$1,639,283

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended June 30
	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$57,520	$72,347

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	176	1,029
Proceeds from sales of securities available for sale	81,194	5,821
Proceeds from maturities and calls of securities available for sale	354,689	398,962
Purchases of securities available for sale	(311,575)	(487,731)
Purchases of bank premises and equipment	(4,263)	(1,518)
Proceeds from sales of bank premises and equipment	11,426	197
Redemption of bank-owned life insurance policies	135	1,953
Purchases of other investment securities	(49,758)	(11,322)
Proceeds from sales and redemptions of other investment securities	33,329	4,559
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	97,298	0
Net change in loans	(161,656)	(65,236)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	50,995	(153,286)

FINANCING ACTIVITIES
Cash dividends paid	(38,224)	(31,196)
Excess tax benefits from stock-based compensation arrangements	431	36
Acquisition of treasury stock	(1)	(91)
Proceeds from exercise of stock options	6,272	676
Repayment of long-term Federal Home Loan Bank borrowings	(420,732)	(210)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	700,000	0
Distribution of treasury stock for deferred compensation plan	79	69
Changes in:
Deposits	101,892	(174,980)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(159,473)	233,599

NET CASH PROVIDED BY FINANCING ACTIVITIES	190,244	27,903

Increase (Decrease) in cash and cash equivalents	298,759	(53,036)

Cash and cash equivalents at beginning of year	416,617	432,077

Cash and cash equivalents at end of period	$715,376	$379,041

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2014 and 2013 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in United’s 2013 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2013 Annual Report of United on Form 10-K. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 modifies accounting for repurchase-to-maturity transactions and repurchase financing arrangements, as well as modifies required disclosures. Under ASU 2014-11, repurchase-to-maturity transactions, repurchase agreements executed as repurchase financings, and other typical repurchase agreements are accounted for as secured borrowings. ASU 2014-11 also eliminates off-balance-sheet accounting for transfers of financial assets with contemporaneous repurchase financings. ASU 2014-11 is effective for United on January 1, 2015, and is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

The aggregate purchase price was approximately $585.53 million, including common stock issued valued at $547.89 million, stock options exchanged valued at $4.37 million, $33.263 million paid in cash to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8 thousand paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash was funded by cash on hand. The repurchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the repurchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $335.98 million and $17.14 million, respectively. The core deposit intangibles are expected to be amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $90.39 million on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1.71 million on certain other real estate owned properties, a premium on interest-bearing deposits of $6.01 million, a premium on term securities sold under agreements to repurchase of $3.70 million and a discount of $16.38 million on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At June 30, 2014, the premium on the interest-bearing deposits and the securities sold under agreements to repurchase has an estimated remaining life of 1.5 years and 2.08 years, respectively, while the discount on the junior subordinated debt securities has an estimated remaining life of 21.64 years. United assumed approximately $109 thousand of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of June 30, 2014. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

The consideration paid for Virginia Commerce’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569

Investment securities	476,541
Loans	2,012,521
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	106,244

Total identifiable assets	$2,753,804
Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	11,133

Total identifiable liabilities	2,504,253

Net assets acquired including identifiable intangible assets	249,551

Resulting goodwill	$335,982

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2013	$375,547
Addition to goodwill from Virginia Commerce acquisition	335,982
Reduction to goodwill for options exercised from previous acquisitions	(22)
Reclassification from goodwill	(1,342)

Goodwill at June 30, 2014	$710,165

The operating results of United for the six months ended June 30, 2014 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Virginia Commerce, provided approximately $50.41 million in total revenues, which represents net interest income plus other income, and approximately $23.07 million in net income from the period from the Acquisition Date to June 30, 2014. These amounts are included in United’s consolidated financial statements as of and for the six months ended June 30, 2014. Virginia Commerce’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2014 and 2013, as if the Virginia Commerce merger had occurred on January 1, 2014 and 2013, respectively. These results combine the historical results of Virginia Commerce into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Virginia Commerce’s provision for credit losses for 2014 and 2013 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2014 and 2013. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Six Months Ended June 30
	2014	2013
Total Revenues (1)	$234,357	$233,117
Net Income	56,228	60,337

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,910	$796	$43	$115,663	$0
State and political subdivisions	138,413	3,234	4	141,643	0
Residential mortgage-backed securities
Agency	519,765	6,692	860	525,597	0
Non-agency	14,873	625	0	15,498	458
Commercial mortgage-backed securities
Agency	264,392	1,401	3,217	262,576	0
Asset-backed securities	8,058	6	0	8,064	0
Trust preferred collateralized debt obligations	66,531	1,291	21,002	46,820	32,193
Single issue trust preferred securities	13,866	290	1,917	12,239	0
Other corporate securities	4,997	195	0	5,192	0
Marketable equity securities	3,122	610	0	3,732	0

Total	$1,148,927	$15,140	$27,043	$1,137,024	$32,651

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$172,324	$178	$748	$171,754	$0
State and political subdivisions	60,861	1,874	26	62,709	0
Residential mortgage-backed securities
Agency	215,788	2,491	1,815	216,464	0
Non-agency	16,369	163	0	16,532	458
Commercial mortgage-backed securities
Agency	241,947	225	8,740	233,432	0
Asset-backed securities	9,257	1	31	9,227	0
Trust preferred collateralized debt obligations	73,862	210	30,623	43,449	34,299
Single issue trust preferred securities	14,346	305	2,019	12,632	0
Other corporate securities	4,996	219	0	5,215	0
Marketable equity securities	3,299	572	1	3,870	0

Total	$813,049	$6,238	$44,003	$775,284	$34,757

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,093	$43	$0	$0
State and political subdivisions	4,968	4	0	0
Residential mortgage-backed securities
Agency	125,628	860	0	0
Commercial mortgage-backed securities
Agency	27,068	291	158,331	2,926
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	33,709	21,002
Single issue trust preferred securities	0	0	8,330	1,917
Marketable equity securities	0	0	0	0

Total	$184,757	$1,198	$200,370	$25,845

December 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,517	$748	$0	$0
State and political subdivisions	2,353	26	0	0
Residential mortgage-backed securities
Agency	160,835	1,815	0	0
Commercial mortgage-backed securities
Agency	208,979	8,740	0	0
Asset-backed securities	7,976	31	0	0
Trust preferred collateralized debt obligations	0	0	27,167	30,623
Single issue trust preferred securities	502	2	8,210	2,017
Marketable equity securities	0	0	25	1

Total	$442,162	$11,362	$35,402	$32,641

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

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Proceeds from sales and calls	$175,451	$228,833	$435,883	$404,783
Gross realized gains	3	238	1,052	390
Gross realized losses	2	3	227	15

At June 30, 2014, gross unrealized losses on available for sale securities were $27,043 on 86 securities of a total portfolio of 454 available for sale securities. Securities in an unrealized loss position at June 30, 2014 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by either Fannie Mae or Freddie Mac. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $784.16 million at June 30, 2014. Of the $784.16 million, $264.39 million was related to agency commercial mortgage securities and $519.77 million was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at June 30, 2014.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $14.87 million at June 30, 2014. Of the $14.87 million, $5.61 million was rated above investment grade and $9.26 million was rated below investment grade. Approximately 46% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 54% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at June 30, 2014.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the second quarter of 2014, it was determined that none of the single issue securities were other-than-temporarily impaired. With the exception of two securities, all single-issue trust preferred securities are currently receiving interest payments. The two securities that are deferring interest payments are from the same issuer with a total amortized cost of $632 thousand. The issuer has the contractual ability to defer interest payments for up to 5 years. The available for sale single issue trust preferred securities’ ratings ranged from a low of B to a high of BBB. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2014 consisted of $2.99 million in split-rated bonds and $10.75 million in below investment grade bonds. Of the $10.75 million in below investment grade bonds, $10.25 million was in an unrealized loss position for twelve months or longer as of June 30, 2014.

Trust preferred collateralized debt obligations (Trup Cdos)

At June 30, 2014, United determined that certain Trup Cdos were other-than-temporarily impaired. In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As a result of Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Volcker Rule, the Company has determined that, as of June 30, 2014, it is more likely than not that the Company will be required to sell four of its Trup Cdos prior to recovery of the amortized cost. This is consistent with the determination made as of December 31, 2013, at which time the Company recognized credit-related other-than-temporary impairment of $2.33 million related to these four securities. None of these four securities were in an unrealized loss position as of June 30, 2014. Excluding these four Trup Cdos, the Company has determined that it does not intend to sell any other pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

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

After completing its analysis of estimated cash flows, management determined that an adverse change in cash flows had occurred for one Trup Cdo as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI). Therefore, based upon management’s analysis and judgment, one Trup Cdo was determined to be other-than-temporarily impaired.

The total credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2014 related to this security was $421 thousand. There was no credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2013 related to these securities. At June 30, 2014, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $32.19 million as compared to $34.30 million at December 31, 2013. This decline is attributable to improvements in the overall fair values of these securities.

The amortized cost of available for sale Trup Cdos in as of June 30, 2014 consisted of $4.81 million in investment grade bonds, $5.00 million in split-rated bonds and $56.72 million in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of June 30, 2014:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss/(Gain)	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$7,725	$6,233	$1,492	$0	$5,000	$2,725
Senior – Insurance	4,806	5,239	(433)	4,806	0	0
Mezzanine – Bank (now in senior position)	13,147	10,060	3,087	0	0	13,147
Mezzanine – Insurance (now in senior position)	2,019	2,359	(340)	0	0	2,019
Mezzanine – Bank	31,626	17,616	14,010	0	0	31,626
Mezzanine – Insurance	2,050	2,150	(100)	0	0	2,050
Mezzanine – Bank & Insurance (combination)	5,158	3,163	1,995	0	0	5,158

Totals	$66,531	$46,820	$19,711	$4,806	$5,000	$56,725

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

The Company has recognized cumulative credit-related other-than-temporary impairment of $44.17 million on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 97.1% to a high of 246.6%, with a median of 134.7%, and a weighted average of 177.3%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2014 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3.12 million at June 30, 2014. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at June 30, 2014. These securities were in an unrealized gain position of $610 thousand at June 30, 2014.

Other investment securities (cost method)

During the second quarter of 2014, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2014 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2013	$70,446
Additions for credit losses on securities for which OTTI was not previously recognized	0
Additions for additional credit losses on securities for which OTTI was previously recognized	1,060

Balance of cumulative credit losses at June 30, 2014	$71,506

The amortized cost and estimated fair value of securities available for sale at June 30, 2014 and December 31, 2013 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$24,906	$25,123	$28,837	$28,960
Due after one year through five years	142,657	143,863	217,415	218,498
Due after five years through ten years	379,516	381,731	292,460	286,534
Due after ten years	598,726	582,575	271,038	237,422
Marketable equity securities	3,122	3,732	3,299	3,870

Total	$1,148,927	$1,137,024	$813,049	$775,284

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,682	$1,554	$0	$12,236
State and political subdivisions	10,198	38	422	9,814
Residential mortgage-backed securities
Agency	44	7	0	51
Single issue trust preferred securities	19,773	0	3,024	16,749
Other corporate securities	20	0	0	20

Total	$40,717	$1,599	$3,446	$38,870

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,762	$1,689	$0	$12,451
State and political subdivisions	10,367	37	299	10,105
Residential mortgage-backed securities
Agency	50	9	0	59
Single issue trust preferred securities	19,766	0	4,108	15,658
Other corporate securities	20	0	0	20

Total	$40,965	$1,735	$4,407	$38,293

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2014, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.90 million) and SunTrust Bank ($7.40 million). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($973 thousand). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Gross realized gains	$0	$114	$0	$114
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2014 and December 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$385	$386	$555	$556
Due after one year through five years	7,647	8,158	6,683	7,312
Due after five years through ten years	11,982	12,638	13,026	13,821
Due after ten years	20,703	17,688	20,701	16,604

Total	$40,717	$38,870	$40,965	$38,293

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,006,002 and $640,870 at June 30, 2014 and December 31, 2013, respectively.

4. LOANS

Major classes of loans are as follows:

	June 30, 2014	December 31, 2013
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,058,533	$654,963
Nonowner-occupied commercial real estate	2,694,148	1,917,785
Other commercial loans	1,596,130	1,338,355

Total commercial, financial & agricultural	5,348,811	3,911,103
Residential real estate	2,204,879	1,821,378
Construction & land development	991,503	670,364
Consumer:
Bankcard	10,387	11,023
Other consumer	330,228	299,731

Total gross loans	$8,885,808	$6,713,599

The table above does not include loans held for sale of $9,466 and $4,236 at June 30, 2014 and December 31, 2013, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $174,120 or 1.96% of total gross loans at June 30, 2014 and $31,099 or less than 1% of total gross loans at December 31, 2013. The contractual principal in these acquired impaired loans was $266,114 and $52,237 at June 30, 2014 and December 31, 2013, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first six months of 2014 follows:

Accretable yield at the beginning of the period	$2,251
Additions	9,116
Accretion (including cash recoveries)	(4,214)
Net reclassifications to accretable from non-accretable	948
Disposals (including maturities, foreclosures, and charge-offs)	(410)

Accretable yield at the ending of the period	$7,691

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $139,578 and $150,798 at June 30, 2014 and December 31, 2013, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2014, United had TDRs of $13,648 as compared to $8,157 as of December 31, 2013. Of the $13,648 aggregate balance of TDRs at June 30, 2014, $827 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $8,157 aggregate balance of TDRs at December 31, 2013, $861 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of June 30, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At June 30, 2014, United had restructured loans in the amount of $4,193 that were modified by a reduction in the interest rate, $8,544 that were modified by a combination of a reduction in the interest rate and the principal and $911 that was modified by a change in terms.

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

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2014 and 2013, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	2	$2,993	$2,993
Nonowner-occupied	0	0	0	0	0	0
Other commercial	2	5,630	5,630	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$5,630	$5,630	2	$2,993	$2,993

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2014 and 2013, segregated by class of loans:

	Troubled Debt Restructurings
	For the Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	4	$5,143	$5,143
Nonowner-occupied	0	0	0	0	0	0
Other commercial	2	5,630	5,630	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$5,630	$5,630	4	$5,143	$5,143

During the second quarter and first six months of 2014, $5,630 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During the second quarter of 2013, $2,993 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In addition to these loans, the remaining $2,150 of loans restructured during the first six months of 2013 was modified by a reduction in the interest rate. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month period ended June 30, 2014 subsequently defaulted, resulting in a principal charge-off during the first six months of 2014.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three and six months ended June 30, 2013. The loan was restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off and a transfer of the remaining balance to other real estate owned (OREO) during the respective time periods.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
TNonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	375	1	375
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$375	1	$375

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of June 30, 2014

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,057	$4,340	$13,397	$1,045,136	$1,058,533	$192
Nonowner-occupied	21,708	9,909	31,617	2,662,531	2,694,148	1,624
Other commercial	16,773	17,113	33,886	1,562,244	1,596,130	5,071
Residential real estate	48,556	26,235	74,791	2,130,088	2,204,879	9,052
Construction & land development	16,823	14,899	31,722	959,781	991,503	671
Consumer:
Bankcard	293	97	390	9,997	10,387	97
Other consumer	8,648	1,801	10,449	319,779	330,228	1,710

Total	$121,858	$74,394	$196,252	$8,689,556	$8,885,808	$18,417

Age Analysis of Past Due Loans

As of December 31, 2013

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,144	$4,537	$18,681	$636,282	$654,963	$1,383
Nonowner-occupied	30,836	11,725	42,561	1,875,224	1,917,785	186
Other commercial	54,319	11,794	66,113	1,272,242	1,338,355	896
Residential real estate	54,271	25,446	79,717	1,741,661	1,821,378	5,214
Construction & land development	9,921	18,491	28,412	641,952	670,364	1,611
Consumer:
Bankcard	229	128	357	10,666	11,023	128
Other consumer	9,466	1,712	11,178	288,553	299,731	1,626

Total	$173,186	$73,833	$247,019	$6,466,580	$6,713,599	$11,044

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$4,148	$3,154
Nonowner-occupied	8,285	11,539
Other commercial	12,042	10,898
Residential real estate	17,183	20,232
Construction & land development	14,228	16,880
Consumer:
Bankcard	0	0
Other consumer	91	86

Total	$55,977	$62,789

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of June 30, 2014
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$975,085	$2,534,839	$1,391,284	$788,493
Special mention	14,667	40,122	44,876	74,537
Substandard	68,781	119,187	158,338	128,473
Doubtful	0	0	1,632	0

Total	$1,058,533	$2,694,148	$1,596,130	$991,503

As of December 31, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$604,129	$1,811,915	$1,206,030	$510,911
Special mention	27,576	45,617	60,668	63,375
Substandard	23,258	60,253	71,148	96,078
Doubtful	0	0	509	0

Total	$654,963	$1,917,785	$1,338,355	$670,364

Credit Quality Indicators Consumer Credit Exposure
As of June 30, 2014
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,118,964	$9,997	$319,308
Special mention	17,981	293	8,769
Substandard	66,456	97	1,999
Doubtful	1,478	0	152

Total	$2,204,879	$10,387	$330,228

As of December 31, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,244	$10,666	$288,401
Special mention	13,006	229	9,466
Substandard	35,128	128	1,712
Doubtful	0	0	152

Total	$1,821,378	$11,023	$299,731

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$39,060	$39,060	$0	$4,672	$4,672	$0
Nonowner-occupied	65,740	67,621	0	5,938	6,651	0
Other commercial	22,824	27,108	0	10,292	17,753	0
Residential real estate	36,895	37,564	0	12,009	12,193	0
Construction & land development	45,288	46,855	0	13,866	14,662	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	60	60	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,667	$3,667	$424	$4,358	$4,358	$638
Nonowner-occupied	7,475	7,475	876	9,350	10,563	1,631
Other commercial	11,434	14,509	3,702	13,304	16,240	2,192

	Impaired Loans
	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Residential real estate	5,192	5,778	3,273	7,669	8,191	4,112
Construction & land development	10,954	14,347	3,836	11,050	14,833	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	152	152	152	152	152	152
Total:
Commercial real estate:
Owner-occupied	$42,727	$42,727	$424	$9,030	$9,030	$638
Nonowner-occupied	73,215	75,096	876	15,288	17,214	1,631
Other commercial	34,258	41,617	3,702	23,596	33,993	2,192
Residential real estate	42,087	43,342	3,273	19,678	20,384	4,112
Construction & land development	56,242	61,202	3,836	24,916	29,495	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	212	212	152	152	152	152

	Impaired Loans
	For the Three Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$37,654	$425	$13,061	$57
Nonowner-occupied	63,135	154	12,116	99
Other commercial	31,403	147	7,058	73
Residential real estate	30,535	96	7,333	110
Construction & land development	47,169	68	7,991	126
Consumer:
Bankcard	0	0	0	0
Other consumer	42	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,695	$34	$831	$14
Nonowner-occupied	7,794	46	4,290	37
Other commercial	12,234	82	21,068	317
Residential real estate	7,880	29	3,972	37
Construction & land development	10,328	12	13,131	137
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0
Total:
Commercial real estate:
Owner-occupied	$41,349	$459	$13,892	$71
Nonowner-occupied	70,929	200	16,406	136
Other commercial	43,637	229	28,126	390
Residential real estate	38,415	125	11,305	147
Construction & land development	57,497	80	21,122	263
Consumer:
Bankcard	0	0	0	0
Other consumer	194	0	152	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$26,752	$488	$14,412	$77
Nonowner-occupied	44,110	210	11,272	194
Other commercial	24,368	158	5,334	89
Residential real estate	24,369	149	6,736	167
Construction & land development	36,118	137	8,164	185
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,916	$75	$982	$27
Nonowner-occupied	8,313	92	4,201	49
Other commercial	12,680	88	24,407	932
Residential real estate	7,810	93	5,554	81
Construction & land development	10,569	16	13,226	267
Consumer:
Bankcard	0	0	0	0
Other consumer	152	0	0	0
Total:
Commercial real estate:
Owner-occupied	$30,668	$563	$15,394	$104
Nonowner-occupied	52,423	302	15,473	243
Other commercial	37,048	246	29,741	1,021
Residential real estate	32,179	242	12,290	248
Construction & land development	46,687	153	21,390	452
Consumer:
Bankcard	0	0	0	0
Other consumer	180	0	152	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first six months of 2014, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $2,441 and $2,143 at June 30, 2014 and December 31, 2013, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized on the following page.

Allowance for Loan Losses

For the Three Months Ended June 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,466	$8,274	$23,988	$15,884	$17,584	$2,896	$246	$74,338
Charge-offs	875	189	901	1,293	3,300	686	0	7,244
Recoveries	1,057	216	48	140	74	145	0	1,680
Provision	(1,838)	(265)	3,643	54	3,962	791	(146)	6,201

Ending balance	$3,810	$8,036	$26,778	$14,785	$18,320	$3,146	$100	$74,975

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	1,137	837	2,091	2,592	4,683	1,252	0	12,592
Recoveries	1,498	234	117	264	124	252	0	2,489
Provision	(2,204)	(353)	7,835	419	3,926	1,201	56	10,880

Ending balance	$3,810	$8,036	$26,778	$14,785	$18,320	$3,146	$100	$74,975

Ending Balance: individually evaluated for impairment	$424	$876	$3,702	$3,273	$3,836	$152	$0	$12,263
Ending Balance: collectively evaluated for impairment	$3,386	$7,160	$23,076	$11,512	$14,484	$2,994	$100	$62,712
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,058,533	$2,694,148	$1,596,130	$2,204,879	$991,503	$340,615	$0	$8,885,808
Ending Balance: individually evaluated for impairment	$12,798	$11,434	$19,493	$15,570	$16,393	$152	$0	$75,840

Allowance for Loan Losses and Carrying Amount of Loans

For the Six Months Ended June 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$1,019,218	$2,624,210	$1,563,608	$2,167,613	$920,804	$340,395	$0	$8,635,848
Ending Balance: loans acquired with deteriorated credit quality	$26,517	$58,504	$13,029	$21,696	$54,306	$68	$0	$174,120

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2013

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	5,344	1,164	7,699	4,111	896	1,792	0	21,006
Recoveries	150	56	641	698	73	418	0	2,036
Provision	6,970	(2,776)	7,464	5,212	918	1,699	(220)	19,267

Ending balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198

Ending Balance: individually evaluated for impairment	$638	$1,631	$2,192	$4,112	$3,752	$152	$0	$12,477
Ending Balance: collectively evaluated for impairment	$5,015	$7,361	$18,725	$12,582	$15,201	$2,793	$44	$61,721
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$654,963	$1,917,785	$1,338,355	$1,821,378	$670,364	$310,754	$0	$6,713,599
Ending Balance: individually evaluated for impairment	$7,157	$13,913	$22,327	$16,160	$21,593	$152	$0	$81,302
Ending Balance: collectively evaluated for impairment	$646,548	$1,894,421	$1,314,543	$1,802,686	$632,407	$310,593	$0	$6,601,198
Ending Balance: loans acquired with deteriorated credit quality	$1,258	$9,451	$1,485	$2,532	$16,364	$9	$0	$31,099

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($37,209)	$23,368

Goodwill not subject to amortization			$710,165

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($35,296)	$8,138

Goodwill not subject to amortization			$375,547

United incurred amortization expense of $1,104 and $1,913 for the quarter and six months ended June 30, 2014, respectively, and $506 and $1,040 for the quarter and six months ended June 30, 2013, respectively, related to intangible assets. The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2013:

Year	Amount
2014	$4,133
2015	3,383
2016	2,943
2017	2,730
2018 and thereafter	12,092

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2014, federal funds purchased were $16,700 while securities sold under agreements to repurchase (REPOs) were $466,480. Included in the $466,480 of total REPOs were wholesale REPOs of $53,083, including purchase accounting amounts, assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in July of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2014, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2014, United had an unused borrowing amount of approximately $2,272,863 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2014, $861,337 of FHLB advances with a weighted-average interest rate of 0.47% are scheduled to mature within the next five years. Overnight funds of $105,000 are included in the $861,337 above at June 30, 2014. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2014	$705,883
2015	104,434
2016	663
2017	357
2018 and thereafter	50,000

Total	$861,337

At June 30, 2014, United had a total of fifteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2014, and December 31, 2013, the outstanding balance of the Debentures was $249,641 and $198,628, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of June 30, 2014.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,474,381 and $1,895,682 of loan commitments outstanding as of June 30, 2014 and December 31, 2013, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2014 and December 31, 2013, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $163,831 and $114,664 as of June 30, 2014 and December 31, 2013, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2014, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2014.

Derivative Classifications and Hedging Relationships

June 30, 2014

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$41,155	5.07%

Total Derivatives Used in Fair Value Hedges	$41,155

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$41,155

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$662	Other assets	$2,179

Total derivatives designated as hedging instruments		$662		$2,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$772	Other assets	$1,045

Total derivatives not designated as hedging instruments		$772		$1,045

Total asset derivatives		$1,434		$3,224

	Liability Derivatives
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$80	Other liabilities	$149

Total derivatives designated as hedging instruments		$80		$149

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$772	Other liabilities	$1,045

Total derivatives not designated as hedging instruments		$772		$1,045

Total liability derivatives		$852		$1,194

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013 are presented as follows:

			Three Months Ended
	Income Statement Location		June 30, 2014	June 30, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(273)	$(64)

Total derivatives in fair value hedging relationships			$(273)	$(64)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$141	$502
Interest rate contracts (2)	Other expense		$(141)	$(502)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(273)	$(64)

			Six Months Ended
	Income Statement Location		June 30, 2014	June 30, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(524)	$(244)

Total derivatives in fair value hedging relationships			$(524)	$(244)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$273	$963
Interest rate contracts (2)	Other expense		$(273)	$(963)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(524)	$(244)

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. As part of management’s review, any items that exceed the scope of expected values are further investigated. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2014, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2014. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at June 30, 2014 ranged from LIBOR plus 3.50% to LIBOR plus 16.00%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 18%, or $8.6 million.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2014 Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$115,663	$0	$115,663	$0
State and political subdivisions	141,643	0	141,643	0
Residential mortgage-backed securities
Agency	525,597	0	525,597	0
Non-agency	15,498	0	15,498	0

		Fair Value at June 30, 2014 Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset-backed securities	8,064	0	8,064	0
Commercial mortgage-backed securities
Agency	262,576	0	262,576	0
Trust preferred collateralized debt obligations	46,820	0	0	46,820
Single issue trust preferred securities	12,239	0	12,239	0
Other corporate securities	5,192	0	5,192	0

Total available for sale debt securities	1,133,292	0	1,086,472	46,820
Available for sale equity securities:
Financial services industry	2,065	703	1,362	0
Equity mutual funds (1)	474	474	0	0
Other equity securities	1,193	1,193	0	0

Total available for sale equity securities	3,732	2,370	1,362	0

Total available for sale securities	1,137,024	2,370	1,087,834	46,820
Derivative financial assets:
Interest rate contracts	1,434	0	1,434	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	852	0	852	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$171,754	$0	$171,754	$0
State and political subdivisions	62,709	0	62,709	0
Residential mortgage-backed securities
Agency	216,464	0	216,464	0
Non-agency	16,532	0	16,532	0
Asset-backed securities	9,227	0	9,227	0
Commercial mortgage-backed securities
Agency	233,432	0	233,432	0
Trust preferred collateralized debt obligations	43,449	0	0	43,449
Single issue trust preferred securities	12,632	502	12,130	0
Other corporate securities	5,215	0	5,215	0

Total available for sale debt securities	771,414	502	727,463	43,449

		Fair Value at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale equity securities:
Financial services industry	2,292	716	1,576	0
Equity mutual funds (1)	434	434	0	0
Other equity securities	1,144	1,144	0	0

Total available for sale equity securities	3,870	2,294	1,576	0

Total available for sale securities	775,284	2,796	729,039	43,449
Derivative financial assets:
Interest rate contracts	3,224	0	3,224	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,194	0	1,194	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2014	December 31, 2013
Balance, beginning of period	$43,449	$40,613
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,120)	(6,456)
Included in other comprehensive income	6,816	14,520
Purchases, issuances, and settlements	(2,325)	(5,228)
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$46,820	$43,449

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended June 30, 2014. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the first six months of 2014.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2014	Fair Value Measurements at June 30, 2014 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$38,874	$0	$14,625	$24,249	$1,538
OREO	43,232	0	43,232	0	1,753

Description	Balance as of December 31, 2013	at December 31, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,883	$0	$13,081	$32,802	$1,886
OREO	38,182	0	38,107	75	2,548

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Cash and cash equivalents	$715,376	$715,376	$0	$715,376	$0
Securities available for sale	1,137,024	1,137,024	2,370	1,087,834	46,820
Securities held to maturity	40,717	38,870	0	36,350	2,520
Other securities	104,302	99,086	0	0	99,086
Loans held for sale	9,466	9,466	0	9,466	0
Loans	8,797,460	8,928,709	0	0	8,928,709
Derivative financial assets	1,434	1,434	0	1,434	0
Deposits	8,746,147	8,758,654	0	8,758,654	0
Short-term borrowings	535,097	535,097	0	535,097	0
Long-term borrowings	1,059,061	1,057,187	0	1,057,187	0
Derivative financial liabilities	852	852	0	852	0
December 31, 2013
Cash and cash equivalents	$416,617	$416,617	$0	$416,617	$0
Securities available for sale	775,284	775,284	2,796	729,039	43,449
Securities held to maturity	40,965	38,293	0	35,773	2,520
Other securities	73,093	70,072	0	0	70,072
Loans held for sale	4,236	4,236	0	4,236	0
Loans	6,630,385	6,657,376	0	0	6,657,376
Derivative financial assets	3,224	3,224	0	3,224	0
Deposits	6,621,571	6,641,070	0	6,641,070	0
Short-term borrowings	430,754	430,754	0	430,754	0
Long-term borrowings	575,697	553,796	0	553,796	0
Derivative financial liabilities	1,194	1,194	0	1,194	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first six months of 2014, a total of 204,800 non-qualified stock options and 66,949 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $670 and $1,160 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the second quarter and first six months of 2014, respectively, as compared to the compensation expense of $471 and $855 related to the nonvested awards under the 2006 Stock Option Plan incurred for the second quarter and first six months of 2013, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of June 30, 2014, and the changes during the first six months of 2014 are presented below:

	Six Months Ended June 30, 2014
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2014	1,447,997			$29.33
Assumed in Virginia Commerce merger	440,813			19.55
Granted	204,800			28.89
Exercised	(334,662)			18.80
Forfeited or expired	(46,591)			30.33

Outstanding at June 30, 2014	1,712,357	$7,782	5.3	$28.79

Exercisable at June 30, 2014	1,308,430	$6,092	4.2	$28.99

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	589,197	$7.01
Granted	204,800	6.42
Vested	(382,225)	7.46
Forfeited or expired	(7,845)	6.52

Nonvested at June 30, 2014	403,927	$6.29

During the six months ended June 30, 2014 and 2013, 334,662 and 30,350 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises were issued from available treasury stock for the six months ended June 30, 2014 and 2013. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2014 and 2013 was $3,757 and $118, respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended June 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	85,497	$27.53
Assumed in Virginia Commerce merger	34,538	29.89
Granted	66,949	28.89
Vested	(57,204)	28.83
Forfeited	(1,865)	28.11

Outstanding at June 30, 2014	127,915	$28.29

14. EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering some of its employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Net periodic pension cost for the three and six months ended June 30, 2014 and 2013 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$574	$768	$1,141	$1,527
Interest cost	1,346	1,222	2,678	2,430
Expected return on plan assets	(2,269)	(2,074)	(4,513)	(4,126)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	486	1,172	967	2,331
Amortization of prior service cost	0	0	0	0

Net periodic pension (benefit) cost	$137	$1,088	$273	$2,162

Weighted-Average Assumptions:
Discount rate	5.20%	4.40%	5.20%	4.40%
Expected return on assets	7.50%	8.00%	7.50%	8.00%
Rate of compensation increase (prior to age 45)	3.50%	3.75%	3.50%	3.75%
Rate of compensation increase	3.00%	2.75%	3.00%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2014, United has provided a liability for $2,848 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011 and 2012 and State Taxing authorities for the years ended December 31, 2009 through 2012.

As of June 30, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions was $512 and $398, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Income	$33,247	$22,219	$63,371	$43,798
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(421)	(137)	(1,060)	(1,172)
Related income tax effect	147	48	371	410
Less : OTTI charges recognized in net income	421	137	1,060	971
Related income tax benefit	(147)	(48)	(371)	(340)
Reclassification of previous noncredit OTTI to credit OTTI	421	0	2,106	1,458
Related income tax benefit	(147)	0	(737)	(510)

Net unrealized (losses) gains on AFS securities with OTTI	274	0	1,369	817
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	12,526	(3,642)	24,581	(3,600)
Related income tax effect	(4,385)	1,275	(8,604)	1,260
Net reclassification adjustment for (gains) losses included in net income	(1)	(235)	(825)	(375)
Related income tax expense (benefit)	1	82	289	131

	8,141	(2,520)	15,441	(2,584)

Net effect of AFS securities on other comprehensive income	8,415	(2,520)	16,810	(1,767)
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	3	2	4	4
Related income tax expense	(2)	(1)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	1	2	2
Pension plan:
Recognized net actuarial loss	486	1,172	967	2,331
Related income tax benefit	(176)	(430)	(348)	(848)

Net effect of change in pension plan asset on other comprehensive income	310	742	619	1,483

Total change in other comprehensive income	8,726	(1,777)	17,431	(282)

Total Comprehensive Income	$41,973	$20,442	$80,802	$43,516

The components of accumulated other comprehensive income for the six months ended June 30, 2014 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Six Months Ended June 30, 2014

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2014	($23,235)	($67)	($19,745)	($43,047)
Other comprehensive income before reclassification	15,977	2	0	15,979
Amounts reclassified from accumulated other comprehensive income	833	0	619	1,452

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Six Months Ended June 30, 2014

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Net current-period other comprehensive income, net of tax	16,810	2	619	17,431

Balance at June 30, 2014	($6,425)	($65)	($19,126)	($25,616)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Six Months Ended June 30, 2014

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$2,106	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(825)	Net gains on sales/calls of investment securities

	1,281	Total before tax
Related income tax effect	(448)	Tax expense

	833	Net of tax
Pension plan:
Recognized net actuarial loss	967 (a)

	967	Total before tax
Related income tax effect	(348)	Tax expense

	619	Net of tax

Total reclassifications for the period	$1,452

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$22,124	$15,586	$44,160	$31,163
Undistributed earnings allocated to common stock	11,065	6,598	19,093	12,567

Net earnings allocated to common shareholders	$33,189	$22,184	$63,253	$43,730

Average common shares outstanding	68,956,123	50,345,733	65,713,854	50,322,783
Equivalents from stock options	197,909	56,461	235,601	59,387

Average diluted shares outstanding	69,154,032	50,402,194	65,949,455	50,382,170

Earnings per basic common share	$0.48	$0.44	$0.96	$0.87
Earnings per diluted common share	$0.48	$0.44	$0.96	$0.87

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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$8,800	10.875% Fixed	March 8, 2030
Sequoia Trust I	March 28, 2001	$2,000	10.18% Fixed	June 8, 2031
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR+1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Virginia Commerce Trust IV	September 24, 2008	$25,000	10.20% Fixed	September 30, 2038

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2014			As of December 31, 2013
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$268,323	$259,500	$8,823	$201,186	$194,453	$6,733

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The

Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period). Management believes that, as of June 30, 2014 United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2014, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At June 30, 2014, the allowance for loan losses was $75.0 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.50 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first six months of 2014 net income by approximately $4.87 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

Accounting for Acquired Loans

Loans acquired are initially recorded at their acquisition date fair values. The fair value of the acquired loans are based on the present value of the expected cash flows, including principal, interest and prepayments. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. Fair value estimates involve assumptions and judgments as to credit risk, interest rate risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

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

Subsequent to the acquisition date, United continues to estimate the amount and timing of cash flows expected to be collected on acquired impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loans losses.

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

At June 30, 2014, approximately 10.13% of total assets, or $1.22 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 94.18% or $1.15 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 5.82% or $71.07 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At June 30, 2014, only $852 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of June 30, 2014 were $12.05 billion which was an increase of $3.32 billion or 37.97% from December 31, 2013, primarily the result of the acquisition of Virginia Commerce Bancorp, Inc. (Virginia Commerce) after the close of business on January 31, 2014. Portfolio loans increased $2.17 billion or 32.33%, cash and cash equivalents increased $298.76 million or 71.71%, investment securities increased $392.70 million or 44.16%, goodwill increased $334.62 million or 89.10%, other assets increased $104.17 million or 32.29%, bank premises and equipment increased $8.42 million or 12.05% and interest receivable increased $5.41 million or 20.29% due primarily to the Virginia Commerce merger. Total liabilities increased $2.72 billion or 35.34% from year-end 2013. This increase in total liabilities was due mainly to an increase of $2.12 billion or 32.09% and $587.71 million or 58.39% in deposits and borrowings, respectively, mainly due to the Virginia Commerce acquisition. Shareholders’ equity increased $597.55 million or 57.36% from year-end 2013 due primarily to the acquisition of Virginia Commerce.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2014 increased $298.76 million or 71.71% from year-end 2013. Of this total increase, interest-bearing deposits with other banks increased $235.91 million or 83.93% as United placed excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $62.85 million or 46.62% and federal funds sold were flat. During the first six months of 2014, net cash of $57.52 million, $51.00 million and $190.24 million was provided by operating activities, investing activities, and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2014 and 2013.

Securities

Total investment securities at June 30, 2014 increased $392.70 million or 44.16% from year-end 2013. Virginia Commerce added $476.54 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $361.74 million or 46.66%. This change in securities available for sale reflects $461.76 million acquired from Virginia Commerce, $435.06 million in sales, maturities and calls of securities, $311.57 million in purchases, and an increase of $23.76 million in market value. Securities held to maturity were flat, decreasing $248 thousand or less than 1% from year-end 2013 due to calls and maturities of securities. Other investment securities increased $31.21 million or 42.70% from year-end 2013. Virginia Commerce added $14.78 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $13.05 million and FHLB stock increased $3.62 million.

The following table summarizes the changes in the available for sale securities since year-end 2013:

(Dollars in thousands)	June 30 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$115,663	$171,754	$(56,091)	(32.66%)
State and political subdivisions	141,643	62,709	78,934	125.87%
Mortgage-backed securities	803,671	466,428	337,243	72.30%
Asset-backed securities	8,064	9,227	(1,163)	(12.60%)
Marketable equity securities	3,732	3,870	(138)	(3.57%)
Trust preferred collateralized debt obligations	46,820	43,449	3,371	7.76%
Single issue trust preferred securities	12,239	12,632	(393)	(3.11%)
Corporate securities	5,192	5,215	(23)	(0.44%)

Total available for sale securities, at fair value	$1,137,024	$775,284	$361,740	46.66%

The following table summarizes the changes in the held to maturity securities since year-end 2013:

(Dollars in thousands)	June 30 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,682	$10,762	$(80)	(0.74%)
State and political subdivisions	10,198	10,367	(169)	(1.63%)
Mortgage-backed securities	44	50	(6)	(12.00%)
Single issue trust preferred securities	19,773	19,766	7	0.04%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$40,717	$40,965	$(248)	(0.61%)

At June 30, 2014, gross unrealized losses on available for sale securities were $27.04 million. Securities in an unrealized loss position at June 30, 2014 consisted primarily of Trup Cdos and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae or Freddie Mac.

As of June 30, 2014, United’s mortgage-backed securities had an amortized cost of $799.07 million, with an estimated fair value of $803.72 million. The portfolio consisted primarily of $519.81 million in agency residential mortgage-backed securities with a fair value of $525.65 million, $14.87 million in non-agency residential mortgage-backed securities with an estimated fair value of $15.50 million, and $264.39 million in commercial agency mortgage-backed securities with an estimated fair value of $262.58 million. As of June 30, 2014, United’s asset-backed securities had an amortized cost of $8.06 million, with an estimated fair value of $8.06 million.

As of June 30, 2014, United’s corporate securities had an amortized cost of $108.31 million, with an estimated fair value of $84.75 million. The portfolio consisted primarily of $66.53 million in Trup Cdos with a fair value of $46.82 million and $33.64 million in single issue trust preferred securities with an estimated fair value of $28.99 million. The portfolio also included one other corporate security with an amortized cost of $5.00 million and an estimated fair value of $5.19 million. In addition to these trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $3.12 million and a fair value of $3.73 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $11.47 million of the Company’s pooled securities, while mezzanine tranches represent $35.35 million. Of the $35.35 million in mezzanine tranches, $12.42 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of June 30, 2014, Trup Cdos with a fair value of $5.24 million were investment grade, $4.00 million were split-rated, and the remaining $37.58 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of June 30, 2014, United’s single issue trust preferred securities had a fair value of $28.99 million. Of the $28.99 million, $9.30 million or 32.08% were investment grade; $632 thousand or 2.18% were unrated; $7.47 million or 25.75% were split rated; and $11.59 million or 39.99% were below investment grade. The two largest exposures accounted for 51.45% of the $28.99 million. These included Wells Fargo at $8.60 million and SunTrust Bank at $6.31 million. All single-issue trust preferred securities, with the exception of two securities totaling $632 thousand, are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos with at least one rating below investment grade as of June 30, 2014:

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,725	$2,233	$492	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,783	3,961	2,822	7,043
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,263	878	385	1,546
SECURITY 5	Mezzanine	C-2	Ca	NR	C	1,978	975	1,003	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,309	607	1,316
SECURITY 7	Mezzanine	B-1	Caa2	NR	C	4,487	2,904	1,583	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,691	985	1,651
SECURITY 9	Senior (org Mezz)	Mez	Ca	NR	C	0	0	0	3,214
SECURITY 10	Mezzanine	B	Ca	NR	WD	4,954	800	4,154	11,046
SECURITY 11	Mezzanine	B-1	Ca	NR	D	0	0	0	7,606
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,781	2,124	(343)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	1,164	1,239	(75)	406
SECURITY 14	Mezzanine	B-1	Ca	NR	C	3,502	2,371	1,131	422

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,000	2,436	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,821	2,000	1,821	1,179
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,350	900	750
SECURITY 18	Senior	A-3	Aa2	BB+	A	5,000	4,000	1,000	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,420	2,736	684	0
SECURITY 20	Mezzanine	B-2	NR	CCC+	CCC	2,019	2,359	(340)	756
SECURITY 21	Mezzanine	B-1	NR	CCC-	CCC	2,050	2,150	(100)	450
SECURITY 22	Mezzanine	B-1	B3	NR	C	2,500	1,500	1,000	0

						$61,725	$41,580	$20,145	$43,009

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	10.7%	13.3%	8.3%	65 - 85%	(75.8)%	67.1%	32.9%
2	6	0.7%	11.1%	7.0%	90%	(81.6)%	47.9%	52.1%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100%
4	38	18.8%	12.1%	7.0%	0 - 90%	(12.5)%	43.1%	56.9%
5	41	6.7%	12.9%	7.1%	55 - 90%	(4.4)%	91.3%	8.7%
6	45	7.5%	19.0%	6.7%	0 - 90%	(18.9)%	58.5%	41.5%
7	22	0.0%	20.3%	7.2%	N/A	(12.8)%	85.0%	15.0%
8	27	3.3%	22.4%	7.5%	75 - 90%	(26.3)%	68.3%	31.7%
9	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
10	8	4.6%	14.6%	6.8%	10%	(67.9)%	31.0%	69.0%
11	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
12	7	0.0%	19.5%	5.7%	N/A	(4.0)%	79.7%	20.3%
13	7	0.0%	19.5%	5.7%	N/A	(4.0)%	89.3%	10.7%
14	36	16.8%	7.5%	7.2%	15 - 90%	0.4%	88.6%	11.4%
15	16	4.5%	19.0%	9.5%	15 - 90%	(36.0)%	64.4%	35.6%
16	16	4.4%	18.8%	7.1%	0%	(27.3)%	76.4%	23.6%
17	29	6.0%	12.0%	7.5%	80 - 90%	(6.0)%	75.0%	25.0%
18	30	4.2%	12.9%	6.2%	15%	60.8%	100%	0.0%
19	5	0.6%	4.6%	6.7%	90%	30.8%	100%	0.0%
20	13	4.5%	4.0%	6.7%	0%	24.7%	72.7%	27.3%
21	14	9.3%	0.0%	6.4%	15%	11.7%	82.0%	18.0%
22	34	3.7%	11.5%	7.4%	50 - 90%	1.7%	100%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of June 30, 2014:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
Emigrant	NR	NR	B	$5,663	$4,080	$1,583
Bank of America	Ba1	NR	BB+	4,584	4,250	334
M&T Bank	NR	BBB	BB+	2,987	3,258	(271)
Bank of America	Ba1	BB+	BB+	500	519	(19)

				$13,734	$12,107	$1,627

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($6.31 million) and Royal Bank of Scotland ($638 thousand).

During the first six months and second quarter of 2014, United recognized net other-than-temporary impairment charges totaling $1.06 million and $421 thousand, respectively, on certain Trup Cdos, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of June 30, 2014 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $5.23 million or 123.47% as loan originations in the secondary market exceeded loan sales during the first six months of 2014. Portfolio loans, net of unearned income, increased $2.17 billion or 32.33% from year-end 2013 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2013, commercial, financial and agricultural loans increased $1.44 billion or 36.76% as commercial real estate loans increased $1.18 billion and commercial loans (not secured by real estate) increased $257.78 million. In addition, residential real estate loans and construction and land development loans increased $383.50 million or 21.06% and $321.14 million or 47.91%, respectively, while other consumer loans increased $30.50 million or 10.17%. The increases were due primarily to the Virginia Commerce acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $161.66 million from year-end 2013.

The following table summarizes the changes in the major loan classes since year-end 2013:

(Dollars in thousands)	June 30 2014	December 31 2013	$ Change	% Change
Loans held for sale	$9,466	$4,236	$5,230	123.47%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,058,533	$654,963	$403,570	61.62%
Nonowner-occupied commercial real estate	2,694,148	1,917,785	776,363	40.48%
Other commercial loans	1,596,130	1,338,355	257,775	19.26%

Total commercial, financial, and agricultural	$5,348,811	$3,911,103	$1,437,708	36.76%
Residential real estate	2,204,879	1,821,378	383,501	21.06%
Construction & land development	991,503	670,364	321,139	47.91%
Consumer:
Bankcard	10,387	11,023	(636)	(5.77%)
Other consumer	330,228	299,731	30,497	10.17%
Less: Unearned income	(13,373)	(9,016)	(4,357)	48.33%

Total Loans, net of unearned income	$8,872,435	$6,704,583	$2,167,852	32.33%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $104.17 million or 32.29% from year-end 2013. The Virginia Commerce acquisition added $106.24 million in other assets plus an additional $17.14 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $48.04 million, of which, $46.72 million was acquired from Virginia Commerce while the remaining increase was due to a slight increase in the cash surrender value. The remainder of the increase in other assets is the result of an increase of $15.87 million in deferred tax assets, an increase of $5.1 million in OREO and an increase of $17.29 million in income taxes receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2014 increased $2.12 billion or 32.09% from year-end 2013 as a result of the Virginia Commerce acquisition. Virginia Commerce added $2.02 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $591.71 million or 31.57% while interest-bearing deposits increased $1.53 billion or 32.29% from December 31, 2013. Organically, deposits increased $101.89 million from year-end 2013.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $474.47 million or 34.72%, personal noninterest-bearing deposits of $60.57 million or 14.72% and noninterest-bearing public funds of $10.55 million or 19.55% as a result of the Virginia Commerce acquisition.

The increase in interest-bearing deposits was due mainly to the Virginia Commerce acquisition as all major categories of interest-bearing deposits increased. Interest-bearing money market accounts (MMDAs) increased $706.39 million or 57.71%, time deposits over $100,000 increased $190.87 million or 21.61%, time deposits under $100,000 increased $149.20 million or 16.81%, and regular savings balances increased $82.50 million or 14.83%. The $706.39 million increase in interest-bearing MMDAs is due to a $348.56 million and a $357.76 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, were flat. The $190.87 million increase in time deposits over $100,000 is the result of a $165.59 million increase in fixed rate certificates of deposits (CDs), an $11.71 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $14.39 million increase in variable rate CDs. The $149.20 million increase in time deposits under $100,000 is due to fixed rate CDs increasing $131.13 million while variable rate CDs increased $13.97 million. Interest-bearing checking deposits increased $403.92 million mainly due to a $294.94 million increase in personal interest-bearing checking accounts, an $81.86 million increase in commercial interest-bearing checking accounts, and a $27.12 million increase in state and municipal interest-bearing checking accounts.

The following table summarizes the changes in the deposit categories since year-end 2013:

(Dollars In thousands)	June 30 2014	December 31 2013	$ Change	% Change
Demand deposits	$2,466,226	$1,874,520	$591,706	31.57%
Interest-bearing checking	1,599,877	1,195,956	403,921	33.77%
Regular savings	638,680	556,183	82,497	14.83%
Money market accounts	1,930,508	1,224,116	706,392	57.71%
Time deposits under $100,000	1,036,711	887,516	149,195	16.81%
Time deposits over $100,000	1,074,145	883,280	190,865	21.61%

Total deposits	$8,746,147	$6,621,571	$2,124,576	32.09%

Borrowings

Total borrowings at June 30, 2014 increased $587.71 million or 58.39% during the first six months of 2014. Virginia Commerce added $468.15 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2013, short-term borrowings increased $104.34 million or 24.22% due to a $225.33 million increase in short-term securities sold under agreements to repurchase, which was partially offset by a $110.00 million decrease in short term FHLB advances. Federal funds purchased decreased $10.99 million or 39.68%. Virginia Commerce added $263.82 million in short-term borrowings. Long-term borrowings increased $483.36 million or 83.96% since year-end 2013 as long-term FHLB advances increased $379.27 million. In addition, United assumed $53.70 million in long-term securities sold under agreements to repurchase and $50.64 million of junior subordinated debt securities, respectively, including purchase accounting amounts, in the Virginia Commerce acquisition.

The table below summarizes the change in the borrowing categories since year-end 2013:

(Dollars in thousands)	June 30 2014	December 31 2013	$Change	% Change
Federal funds purchased	$16,700	$27,685	$(10,985)	(39.68%)
Short-term securities sold under agreements to repurchase	413,397	188,069	225,328	119.81%
Long-term securities sold under agreements to repurchase	53,083	0	53,083	100.00%
Short-term FHLB advances	105,000	215,000	(110,000)	(51.16%)
Long-term FHLB advances	756,337	377,069	379,268	100.58%
Issuances of trust preferred capital securities	249,641	198,628	51,013	25.68%

Total borrowings	$1,594,158	$1,006,451	$587,707	58.39%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2014 increased $6.25 million or 9.86% from year-end 2013. Virginia Commerce added $11.13 million. In particular, interest payable increased $1.22 million and other accrued expenses increased $1.77 million. In addition, dividends payable increased $5.99 million due to the additional shares issued in the Virginia Commerce acquisition. Partially offsetting these increases in accrued expenses and other liabilities is a $1.21 million decrease in other taxes payable due to a timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at June 30, 2014 increased $597.55 million or 57.36% from December 31, 2013 mainly as a result of the Virginia Commerce acquisition. The Virginia Commerce transaction added approximately $552 million as 18,330,347 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $548 million. Earnings net of dividends for the first six months of 2014 were $19.16 million.

Accumulated other comprehensive income increased $17.43 million due mainly to an increase of $15.44 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of OTTI losses was $1.37 million and the after-tax accretion of pension costs was $619 thousand for the first six months of 2014.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2014 was $63.37 million or $0.96 per diluted share compared to $43.80 million or $0.87 per share for the first six months of 2013. Net income for the second quarter of 2014 was $33.25 million or $0.48 per diluted share, as compared to $22.22 million or $0.44 per diluted share for the prior year second quarter. United’s annualized return on average assets for the first six months of 2014 was 1.14% and return on average shareholders’ equity was 8.36% as compared to 1.06% and 8.76% for the first six months of 2013. For the second quarter of 2014, United’s annualized return on average assets was 1.13% and return on average shareholders’ equity was 8.16% as compared to 1.07% and 8.81% for the second quarter of 2013. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date.

The results for the first half and second quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $1.06 million and $421 thousand, respectively, on certain investment securities. The results for the first half and second quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $971 thousand and $137 thousand, respectively, on certain investment securities. The results of the first half of 2014 also included a before-tax gain of $8.98 million from the sale of a former branch building during the first quarter of 2014.

Net interest income for the first half of 2014 was $179.23 million, an increase of $46.21 million or 34.74% from the prior year’s first six months. The increase in net interest income occurred because total interest income increased $48.15 million while total interest expense only increased $1.94 million from the first six months of 2013. Net interest income for the second quarter of 2014 was $93.93 million, an increase of $27.73 million or 41.88% from prior year’s second quarter. The increase in net interest income occurred because total interest income increased $29.31 million while total interest expense only increased $1.59 million from the second quarter of 2013.

The provision for credit losses was $10.88 million and $6.20 million for the first six months and second quarter of 2014, respectively, as compared to $10.15 million and $4.96 million for the first six months and second quarter of 2013, respectively. Noninterest income for the first six months of 2014 was $45.66 million which was an increase of $8.21 million or 21.92% from the first six months of 2013. For the second quarter of 2014, noninterest income was $19.14 million, which was relatively flat from the second quarter of 2013. Included in the results for the first six months of 2014 was the gain on the sale of the former branch building. Included in noninterest income for 2014 and 2013 were the previously mentioned other-than-temporary impairment charges on investment securities. For the first six months of 2014, noninterest expense increased $21.61 million or 22.32% from the first six months of 2013. For the second quarter of 2014, noninterest expense increased $8.70 million or 17.91% from the second quarter of 2013.

For the first six months of 2014 and 2013, income tax expense was $32.24 million and $19.73 million, respectively. The effective tax rate for the first six months of 2014 and 2013 was 33.72% and 31.06%, respectively. Income taxes for the second quarter of 2014 were $16.38 million as compared to $9.58 million for the second quarter of 2013. For the quarters ended June 30, 2014 and 2013, United’s effective tax rate was 33.00% and 30.12%, respectively.

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

Net interest income for the first six months of 2014 was $179.23 million, which was an increase of $46.21 million or 34.74% from the first half of 2013. The $46.21 million increase in net interest income occurred because total interest income increased $48.15 million while total interest expense only increased $1.94 million from the first six months of 2013. Net interest income for the second quarter of 2014 was $93.93 million, which was an increase of $27.73 million or 41.88% from the second quarter of 2013. The $27.73 million increase in net interest income occurred because total interest income increased $29.31 million while total interest expense only increased $1.59 million from the second quarter of 2013. On a linked-quarter basis, net interest income for the second quarter of 2014 increased $8.63 million or 10.12% from the first quarter of 2014. The $8.63 million increase in net interest income occurred because total interest income increased $9.64 million while total interest expense only increased $1.01 million from the first quarter of 2014. Generally, interest income for the first six months and second quarter of 2014 increased from the first six months and second quarter of 2013 because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the first six months and second quarter of 2014 increased from the first six months and second quarter of 2013 because of the interest-bearing liabilities added from Virginia Commerce. However, the increase in interest expense was partially mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first half of 2014 was $182.45 million, an increase of $46.39 million or 34.10% from the first half of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $2.54 billion or 34.31% from the first half of 2013. Average net loans increased $1.93 billion or 30.14% for the first half of 2014 while average investment securities increased $499.26 million or 66.28%. In addition, the average cost of funds declined 13 basis points from the first half of 2013. In particular, the average cost of long-term borrowings declined 171 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the first half of 2014 was a decline of 9 basis points in the average yield on earning assets as compared to the first half of 2013. In particular, the yield on average net loans declined 6 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at lower interest rates. The net interest margin for the first half of 2014 was 3.70%, which was a flat from the first half of 2013.

Tax-equivalent net interest income for the second quarter of 2014 was $95.54 million, an increase of $27.83 million or 41.09% from the second quarter of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $2.95 billion or 39.65% from the second quarter of 2013. Average net loans increased $2.28 billion or 35.49% for the second quarter of 2014 while average investment securities increased $524.43 million or 68.31%. In addition, the average cost of funds declined 11 basis points from the second quarter of 2013. In particular, the average cost of long-term borrowings declined 166 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the second quarter of 2014 was a decline of 4 basis points in the average yield on earning assets as compared to the second quarter of 2013. The net interest margin for the second quarter of 2014 was 3.69%, which was an increase of 4 basis points from a net interest margin of 3.65% for the second quarter of 2013.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2014 increased $8.63 million or 9.93% from the first quarter of 2014 due mainly to an increase in average earning assets as a result of the Virginia Commerce acquisition included for the entire quarter. Average earning assets increased $894.04 million or 9.43% from the first quarter of 2014 as average investment securities and average net loans increased $79.70 million or 6.57% and $727.40 million or 9.12%, respectively, for the quarter. The average yield on earning assets decreased 2 basis points while the average cost of funds was flat from the first quarter of 2014. The net interest margin of 3.69% for the second quarter of 2014 was a decrease of a basis point from the net interest margin of 3.70% for the first quarter of 2014.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended June 30, 2014, June 30, 2013 and March 31, 2014 and the six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2014	2013	2014
Loan accretion	$2,434	$465	$1,344
Certificates of deposit	1,306	0	979
Long-term borrowings	156	(28)	96

Total	$3,896	$437	$2,419

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2014	2013
Loan accretion	$3,778	$1,603
Certificates of deposit	2,285	170
Long-term borrowings	252	(56)

Tax-equivalent net interest income	$6,315	$1,717

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2014, June 30, 2013 and March 31, 2014 and the six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2014	2013	2014
Net interest income, GAAP basis	$93,932	$66,203	$85,302
Tax-equivalent adjustment (1)	1,606	1,509	1,608

Tax-equivalent net interest income	$95,538	$67,712	$86,910

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2014	2013
Net interest income, GAAP basis	$179,234	$133,025
Tax-equivalent adjustment (1)	3,214	3,033

Tax-equivalent net interest income	$182,448	$136,058

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$379,329	$248	0.26%	$237,695	$160	0.27%
Investment Securities:
Taxable	1,169,318	7,467	2.55%	683,457	3,776	2.21%
Tax-exempt	122,834	1,400	4.56%	84,264	1,118	5.31%

Total Securities	1,292,152	8,867	2.74%	767,721	4,894	2.55%
Loans, net of unearned income (2)	8,780,899	97,290	4.44%	6,500,497	71,940	4.44%
Allowance for loan losses	(74,909)			(74,829)

Net loans	8,705,990		4.48%	6,425,668		4.49%

Total earning assets	10,377,471	$106,405	4.11%	7,431,084	$76,994	4.15%

Other assets	1,394,160			927,184

TOTAL ASSETS	$11,771,631			$8,358,268

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,226,205	$7,015	0.45%	$4,844,439	$6,857	0.57%
Short-term borrowings	568,376	324	0.23%	417,452	218	0.21%
Long-term borrowings	973,471	3,528	1.45%	284,807	2,207	3.11%

Total Interest-Bearing Funds	7,768,052	10,867	0.56%	5,546,698	9,282	0.67%

Noninterest-bearing deposits	2,318,150			1,750,145
Accrued expenses and other liabilities	50,613			49,697

TOTAL LIABILITIES	10,136,815			7,346,540
SHAREHOLDERS’ EQUITY	1,634,816			1,011,728

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,771,631			$8,358,268

NET INTEREST INCOME		$95,538			$67,712

INTEREST SPREAD			3.55%			3.48%
NET INTEREST MARGIN			3.69%			3.65%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$336,101	$415	0.25%	$230,506	$289	0.25%
Investment Securities:
Taxable	1,136,370	13,996	2.46%	666,530	7,388	2.22%
Tax-exempt	116,151	2,713	4.67%	86,729	2,289	5.28%

Total Securities	1,252,521	16,709	2.67%	753,259	9,677	2.57%
Loans, net of unearned income (2)	8,418,789	186,053	4.45%	6,486,626	144,877	4.50%
Allowance for loan losses	(74,491)			(74,620)

Net loans	8,344,298		4.49%	6,412,006		4.55%

Total earning assets	9,932,920	$203,177	4.12%	7,395,771	$154,843	4.21%

Other assets	1,313,869			931,383

TOTAL ASSETS	$11,246,789			$8,327,154

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$5,962,914	$13,416	0.45%	$4,874,197	$13,834	0.57%
Short-term borrowings	587,321	677	0.23%	365,694	418	0.23%
Long-term borrowings	891,977	6,636	1.50%	284,844	4,533	3.21%

Total Interest-Bearing Funds	7,442,212	20,729	0.56%	5,524,735	18,785	0.69%

Non-interest bearing deposits	2,225,610			1,741,011
Accrued expenses and other liabilities	50,229			53,565

TOTAL LIABILITIES	9,718,051			7,319,311
SHAREHOLDERS’ EQUITY	1,528,738			1,007,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,246,789			$8,327,154

NET INTEREST INCOME		$182,448			$136,058

INTEREST SPREAD			3.56%			3.52%
NET INTEREST MARGIN			3.70%			3.70%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first six months of 2014 and 2013 was $10.88 million and $10.15 million, respectively. For the quarters ended June 30, 2014 and 2013, the provision for loan losses was $6.20 million and $4.96 million, respectively. Net charge-offs for the first six months of 2014 were $10.10 million as compared to $9.47 million for the first six months of 2013. Net charge-offs were $5.56 million for the second quarter of 2014 as compared to net charge-offs of $4.54 million for the same quarter in 2013. These higher amounts of provision expense and net charge-offs for 2014 compared to 2013 were due mainly to the downgrade and impairment recognition on a significant relationship for United in the oil and gas exploration industry. On a linked-quarter basis, the provision for loans losses increased $1.52 million while net charge-offs increased $1.03 million from the first quarter of 2014. Annualized net charge-offs as a percentage of average loans were 0.24% and 0.25% for the first six months and second quarter of 2014, respectively. These ratios compare favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.33% for the first quarter of 2014.

At June 30, 2014, nonperforming loans were $87.22 million or 0.98% of loans, net of unearned income compared to nonperforming loans of $81.13 million or 1.21% of loans, net of unearned income at December 31, 2013. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $18.42 million at June 30, 2014, an increase of $7.38 million or 66.76% from $11.04 million at year-end 2013. The increase was due mainly to an increase in delinquent commercial and industrial loans. At June 30, 2014, nonaccrual loans were $55.15 million, a decrease of $6.78 million or 10.94% from $61.93 million at year-end 2013. The decrease in nonaccrual loans was primarily due to repayment of several nonaccrual loans through refinance outside of the bank and sale of real estate collateral. Restructured loans were $13.65 million at June 30, 2014 as compared to $8.16 million restructured loans at year-end 2013. The increase was due mainly to two troubled loans to a commercial customer in the amount of $5.63 million being restructured during the first six months of 2014. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $130.45 million, including OREO of $43.23 million at June 30, 2014, represented 1.08% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2014, impaired loans were $248.74 million, which was an increase of $156.08 million or 168.45% from the $92.66 million in impaired loans at December 31, 2013. This increase in impaired loans was due mainly to loans with evidence of credit quality deterioration in the amount of $157.76 million added in the Virginia Commerce acquisition.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2014, the allowance for credit losses was $77.42 million which was comparable to $76.34 million at December 31, 2013.

At June 30, 2014, the allowance for loan losses was $74.98 million as compared to $74.20 million at December 31, 2013. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.85% at June 30, 2014 and 1.11% at December 31, 2013. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 85.97% and 91.46% at June 30, 2014 and December 31, 2013, respectively. For United, this ratio at June 30, 2014 decreased from the ratio at December 31, 2013 mainly because United was unable to carry-over Virginia Commerce’s previously established allowance for loan losses because acquired loans are recorded at fair value in accordance with accounting rules. Therefore, United recorded a downward fair value adjustment of approximately $90.4 million on the loans acquired from Virginia Commerce. In addition, nonperforming loans increased $6.09 million or 7.50% while the allowance for loan losses only increased $777 thousand or 1.05% from year-end 2013. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $721 thousand or less than 1%. This increase in allocations coincided with the increase of net charge-offs recognized in the second quarter. There was also an increase in the estimate for imprecision of $56 thousand. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2014 produced decreased allocations in four of the six loan categories. The commercial real estate owner-occupied loan pool allocation decreased by $1.84 million due mainly to a decrease in criticized loans within the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $956 thousand due to a decline in specific impairments recognized within the portfolio. The allocation related to the residential real estate loan pool decreased by $1.91 million due to a decrease in historical loss rates applied to the portfolio in addition to a decrease in specific impairments within the portfolio. The allowance allocated to real estate construction and development decreased by $633 thousand due to decreases in historical loss rates applied to the portfolio as well as the elimination of an additional allocation for a specific loan. Offsetting these decreases was an increase in the other commercial loan pool allocation of $5.86 million due to an increase in impairment recognition, an increase in classified loans within the portfolio and higher historical loss rates as the result of a large charge-off in the fourth quarter of 2013. The consumer loan pool experienced an increase of $201 thousand due to an increase in historical loss rates applied to the portfolio. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2013 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $12.26 million at June 30, 2014 and $12.48 million at December 31, 2013. In comparison to the prior year-end, this element of the allowance decreased by $214 thousand due to offsetting factors of increased specific allocations for other commercial loans and decreased specific allocations for the nonowner-occupied commercial real estate and the residential real estate loan pools.

Management believes that the allowance for credit losses of $77.42 million at June 30, 2014 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $45.66 million for the first six months of 2014 which was an increase of $8.21 million or 21.92% from the first six months of 2013. For the second quarter of 2014, noninterest income was $19.14 million, which was relatively flat from the second quarter of 2013.

Included in noninterest income for the first half of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises as well as noncash, before-tax, other-than-temporary impairment charges of $1.06 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $971 thousand on certain investment securities for the first half of 2013. In addition, net gains on sales and calls of investment securities were $825 thousand and $488 thousand for the first half of 2014 and 2013, respectively. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the first half of 2014 decreased $1.02 million or 2.68% from the first half of 2013. For the second quarter of 2014, net losses on investment securities transactions were $420 thousand as compared to net gains of $211 thousand for the second quarter of 2013. Included in net losses on investment securities transactions for the second quarter of 2014 were before-tax other-than-temporary impairment charges of $421 thousand on certain investment securities. Included in net losses on investment securities transactions for the second quarter of 2013 were before-tax other-than-temporary impairment charges of $137 thousand on certain investment securities. Excluding the results of security transactions, noninterest income for the second quarter of 2014 would have increased $667 thousand or 3.53% from the second quarter of 2013. Although excluding the net gain on the sale of bank premises and the results of security transactions is a non-GAAP measure, United’s management believes noninterest income without the net gain on the sale of bank premises and noncash, before-tax, other-than-temporary impairment charges as well as net securities gains and losses on sales and calls is more indicative of United’s performance because it isolates income that is primarily customer relationship driven and is more indicative of normalized operations. In addition, these items can fluctuate greatly from quarter to quarter or could be infrequent and are thus difficult to predict.

The following table reconciles the difference between noninterest income and noninterest income excluding the results of security transactions for the three months ended June 30, 2014, June 30, 2013, and March 31, 2014 and the six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended
(Dollars in thousands)	June 30 2014	June 30 2013	March 31 2014
Total Non-Interest Income, GAAP basis	$19,135	$19,099	$26,520
Less: Net gain on the sale of bank premises	0	0	8,976
Less: Net other-than-temporary impairment losses	(421)	(137)	(639)
Less: Net gains on sales/calls of investment securities	1	348	824

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$19,555	$18,888	$17,359

	Six Months Ended
(Dollars in thousands)	June 30 2014	June 30 2013
Total Non-Interest Income, GAAP basis	$45,655	$37,447
Less: Net gain on the sale of bank premises	8,976	0
Less: Net other-than-temporary impairment losses	(1,060)	(971)
Less: Net gains on sales/calls of investment securities	825	488

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$36,914	$37,930

Revenue from trust income and brokerage commissions for the first half and second quarter of 2014 increased $1.03 million or 12.61% and $271 thousand or 6.20%, respectively, due mainly to an increase in brokerage volume and an increase in the value of trust assets under management. Revenue from trust and brokerage services was $9.23 million and $4.64 million for the first half and second quarter of 2014, respectively, as compared to $8.20 million and $4.37 million for the first half and second quarter of 2013, respectively.

Fees from deposit services for the first six months of 2014 were $20.46 million, an increase of $629 thousand or 3.17% from the first six months of 2013. In particular, debit card and ATM income increased $560 thousand and $399 thousand, respectively, during the first six months of 2014. Partially offsetting these increases was a decrease in overdraft fees of $405 thousand for the first six months of 2014. For the second quarter of 2014, fees from deposit services were $10.90 million, an increase of $694 thousand or 6.80% from the second quarter of 2013. In particular, debit card and ATM income increased $424 thousand and $144 thousand, respectively.

Income from bank-owned life insurance decreased $878 thousand or 24.57% for the first six months as compared to the first six months of 2013. The decrease was due to proceeds received from large death benefits in the first quarter of 2013. Income from bank-owned life insurance increased $260 thousand or 21.94% for the second quarter of 2014 as compared to the second quarter of 2013. The increase was due to proceeds received from a death benefit in the second quarter of 2014.

Mortgage banking income decreased $1.01 million or 59.10% and $301 thousand or 40.73% for the first six months and second quarter of 2014 from the same periods in 2013. These decreases were due primarily to decreased mortgage loan sales in the secondary market. Mortgage loan sales were $22.17 million in the first six months of 2014 as compared to $96.53 million in the first six months of 2013. Mortgage loan sales were $5.52 million in the second quarter of 2014 as compared to $42.93 million in the second quarter of 2013.

Other income decreased $813 thousand or 46.80% for the first six months of 2014. This decrease in other income is due mainly to a decrease of $690 thousand from derivatives not in a hedging relationship as a result of a change in value. For the second quarter of 2014, other income decreased $461 thousand or 53.54% due mainly to a decrease of $361 thousand from derivatives not in a hedging relationship as a result of a change in value. Corresponding amounts of expense from derivatives not in a hedging relationship are included in other expense in the income statement.

On a linked-quarter basis, noninterest income for the second quarter of 2014 decreased $7.39 million from the first quarter of 2014 which included the previously mentioned net gain of $8.98 million on the sale of bank premises. Included in the results for the second quarter and first quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $421 thousand and $639 thousand, respectively. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income increased $2.20 million or 12.65% on a linked-quarter basis due primarily to an increase of $1.34 million in fees from deposit services as a result of increases in overdraft fees and debit card income. Several other sources of noninterest income increased, none of which were individually significant.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2014, noninterest expense increased $21.61 million or 22.32% from the first six months of 2013. Noninterest expense increased $8.70 million or 17.91% for the second quarter of 2014 compared to the same period in 2013. These increases are mainly due to the Virginia Commerce acquisition in the first quarter of 2014.

Employee compensation increased $12.99 million or 38.71% for the first six months of 2014 when compared to the first six months of 2013. Included in employee compensation for the first six months of 2014 were merger severance charges of $3.64 million. Employee compensation for the second quarter of 2014 increased $4.59 million or 27.06% from the second quarter of 2013. The increases were due mainly to the additional employees from the Virginia Commerce acquisition.

Employee benefits expense for the first six months of 2014 decreased $854 thousand or 7.32% as compared to the first six months of 2013. Employee benefits expense for the second quarter of 2014 decreased $485 thousand or 8.55% from the second quarter of 2013. Specifically within employee benefits expense, pension expense decreased $2.79 million and $1.38 million for the first six months and second quarter of 2014, respectively, from the same periods last year as a result of a change in the discount rate used in the valuation process at year-end 2013 which more than offset the additional expense from the increased number of employees from the Virginia Commerce acquisition. FICA expense increased $715 thousand and $345 thousand for the first six months and second quarter of 2014, respectively, as compared to the same periods last year. Health insurance costs increased $907 thousand and $403 thousand for the first six months and second quarter of 2014, respectively, from the first six months and second quarter of 2013.

Net occupancy expense for the first six months and second quarter of 2014 increased $2.94 million or 29.33% and $1.69 million or 35.12%, respectively, from the first six months and second quarter of 2013. In particular, building rental expense increased $1.76 million and $976 thousand for the first six months and second quarter of 2014, respectively. In addition, building maintenance and building depreciation increased $467 thousand and $310 thousand for the first six months of 2014 and 2013, respectively, and $268 thousand and $187 thousand for the second quarter of 2014 and 2013, respectively. These increases were due mainly the additional offices acquired from Virginia Commerce.

Other real estate owned (OREO) expense for the first six months and second quarter of 2014 decreased $450 thousand or 12.50% and $1.29 million or 55.49%, respectively, from the first six months and second quarter of 2013 as reductions to fair value and maintenance on properties declined from the same time periods in 2013.

Equipment expense for the first six months of 2014 increased $732 thousand or 21.47% from the first six months of 2013. Equipment expense for the second quarter of 2014 increased $530 thousand or 30.98% from the second quarter of 2013. The increases were due mainly to increases in equipment maintenance and depreciation as a result of the Virginia Commerce acquisition.

Data processing expense increased $1.28 million or 23.12% and $776 thousand or 27.59% for the first six months and second quarter of 2014, respectively, as compared to the same periods in prior year due to the additional processing as a result of the Virginia Commerce acquisition.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the first six months and second quarter of 2014 increased $455 thousand or 14.57% and $507 thousand or 32.42%, respectively, from the first six months and second quarter of 2013. These increases were due to a higher assessment base as a result of the Virginia Commerce acquisition.

Other expense for the first six months and second quarter of 2014 increased $4.50 million or 17.83% and $2.36 million or 19.14% from the first six months and second quarter of 2013, respectively. Generally, these increases were due mainly to an increase in general operating expenses as a result of the Virginia Commerce acquisition. In particular, business franchise taxes for the first six months and second quarter of 2014 increased $1.30 million and $741 thousand, respectively, from the same time periods last year. Other increases for the first six months and second quarter of 2014 included ATM processing expenses of $831 thousand and $668 thousand and amortization on core deposit intangibles of $873 thousand and $597 thousand.

On a linked-quarter basis, noninterest expense for the second quarter of 2014 decreased $3.92 million or 6.40% from the first quarter of 2014. This decrease was due primarily to a decrease of $3.46 million in employee compensation from the first quarter which included the $3.64 million of merger severance charges. In addition, OREO expense declined $1.08 million due mainly to fewer reductions in the fair values of OREO properties. Partially offsetting these decreases was an increase of $564 thousand in FDIC insurance expense due to the deposits acquired from Virginia Commerce.

Income Taxes

Income tax expense for the first half of 2014 and 2013 was $32.24 million and $19.73 million, respectively. For the first half of 2014 and 2013, United’s effective tax rate was 33.72% and 31.06%, respectively. Income taxes for the second quarter of 2014 were $16.38 million as compared to $9.58 million for the second quarter of 2013. For the quarters ended June 30, 2014 and 2013, United’s effective tax rate was 33.00% and 30.12%, respectively. The effective tax rate for the first six months was increased by 1% as a direct result of the Virginia Commerce acquisition. The remaining increase was due to the adjustment in the deferred tax rate related to a reduction in the State of West Virginia corporate income tax rate as well as a change in apportionment factors. Going forward, United expects its effective tax rate to be 33% on future earnings in 2014. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of June 30, 2014, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.85 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2013 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2014 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2013 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the six months ended June 30, 2014, cash of $57.52 million was provided by operating activities due mainly to net income of $63.37 million for the first six months of 2014. Net cash of $51.00 million was provided by investing activities which was primarily due to net proceeds of $108.06 million from the sales, calls, redemptions and maturities of investment securities over purchases. In addition, net cash of $97.30 million was received in the Virginia Commerce acquisition. Partially offsetting these sources of cash was loan growth of $161.66 million. During the first six months of 2014, net cash of $190.24 million was provided by financing activities due primarily to net proceeds of $279.27 million from long-term FHLB borrowings and growth of $101.89 million in deposits. Partially offsetting these increases was a decrease in short-term borrowings of $159.47 million. An additional use of cash for financing activities was the payment of cash dividends in the amount of $38.22 million for the first six months of 2014. The net effect of the cash flow activities was an increase in cash and cash equivalents of $298.76 million for the first six months of 2014.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.46% at June 30, 2014 and 13.71% at December 31, 2013, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.54% and 10.64%, respectively, at June 30, 2014, are also well above regulatory minimum requirements. United’s Tier I capital and leverage ratios at December 31, 2013 were 12.51% and 10.72%, respectively.

Total shareholders’ equity was $1.64 billion at June 30, 2014, increasing $597.55 million or 57.36% from December 31, 2013 primarily due to the Virginia Commerce acquisition and the retention of earnings. United’s equity to assets ratio was 13.60% at June 30, 2014 as compared to 11.93% at December 31, 2013. The primary capital ratio, capital and reserves to total assets and reserves, was 14.15% at June 30, 2014 as compared to 12.69% at December 31, 2013. United’s average equity to average asset ratio was 13.59% for the first half of 2014 as compared to 12.10% for the first half of 2013. All of these financial measurements reflect a financially sound position.

During the second quarter of 2014, United’s Board of Directors declared a cash dividend of $0.32 per share. Cash dividends were $0.64 per common share for the first six months of 2014. Total cash dividends declared were $22.13 million for the second quarter of 2014 and $44.22 million for the first six months of 2014 as compared to $15.61 million and $31.22 million, respectively, for the second quarter and first six months of 2013. The increase was due mainly to the additional shares issued in the Virginia Commerce acquisition as well as the increase in the cash dividend amount per share.

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

Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-

approved policy limits. United’s Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board of Directors are structured on a staged basis with each stage requiring specific actions.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2014 and December 31, 2013:

	Percentage Change in Net Interest Income
Change in Interest Rates (basis points)	June 30, 2014	December 31, 2013
+200	0.33%	2.01%
+100	(0.25%)	0.21%
-100	1.19%	(0.80%)

At June 30, 2014, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.25% over one year as compared to an increase of 0.21% at December 31, 2013. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.33% over one year as of June 30, 2014, as compared to an increase of 2.01% as of December 31, 2013. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.19% over one year as of June 30, 2014 as compared to a decrease of 0.80%, over one year as of December 31, 2013. With the federal funds rate at 0.25% at June 30, 2014 and December 31, 2013, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At June 30, 2014, United’s mortgage related securities portfolio had an amortized cost of $799 million, of which approximately $441 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.5 years and a weighted average yield of 2.68%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.1%, less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $245 million in balloon securities with a projected yield of 1.94% and a projected average life of 5.8 years on June 30, 2014. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 1.4 years and a weighted average maturity (WAM) of 6.2 years.

United had approximately $21 million in 15-year mortgage backed securities with a projected yield of 4.09% and a projected average life of 2.7 years as of June 30, 2014. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.2 years and a weighted average maturity (WAM) of 7.5 years.

United had approximately $47 million in 20-year mortgage backed securities with a projected yield of 2.88% and a projected average life of 5.5 years on June 30, 2014. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 2.3 years and a weighted average maturity (WAM) of 17.4 years.

United had approximately $19 million in 30-year mortgage backed securities with a projected yield of 3.22% and a projected average life of 5 years on June 30, 2014. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 6.1 years and a weighted average maturity (WAM) of 23.2 years.

The remaining 3% of the mortgage related securities portfolio at June 30, 2014, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2014 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended June 30, 2014 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2014	0	$00.00	0	322,200
5/01 – 5/31/2014	5	$30.92	0	322,200
6/01 – 6/30/2014	162	$32.34	0	322,200

Total	167	$32.30	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2014, the following shares were exchanged by participants in United’s stock option plans: June 2014 – 162 shares at an average price of $32.34.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2014, the following shares were purchased for the deferred compensation plan: May 2014 – 5 shares at an average price of $30.92.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 11, 2014	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: August 11, 2014	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank	(e	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	85

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	86

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	87

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	88

101	Interactive data file (XBRL)	(f	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to Exhibit 2.1 to the Form S-4/A dated July 18, 2013 and filed July 18, 2013 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.
(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322.
(f)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.