Form 10-Q
period 2014-09-30
UNITED BANKSHARES INC/WV
filed 2014-11-10
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Class - Common Stock, $2.50 Par Value; 69,204,424 shares outstanding as of October 31, 2014.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2014 and December 31, 2013, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 and 2013, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2014, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30	December 31
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$186,774	$134,808
Interest-bearing deposits with other banks	403,775	281,090
Federal funds sold	721	719

Total cash and cash equivalents	591,270	416,617
Securities available for sale at estimated fair value (amortized cost-$1,171,947 at September 30, 2014 and $813,049 at December 31, 2013)	1,162,559	775,284
Securities held to maturity (estimated fair value-$38,381 at September 30, 2014 and $38,293 at December 31, 2013)	39,969	40,965
Other investment securities	104,714	73,093
Loans held for sale	5,773	4,236
Loans	9,030,483	6,713,599
Less: Unearned income	(14,580)	(9,016)

Loans net of unearned income	9,015,903	6,704,583
Less: Allowance for loan losses	(75,721)	(74,198)

Net loans	8,940,182	6,630,385
Bank premises and equipment	78,007	69,897
Goodwill	712,065	375,547
Accrued interest receivable	32,740	26,666
Other assets	417,784	322,634

TOTAL ASSETS	$12,085,063	$8,735,324

Liabilities
Deposits:
Noninterest-bearing	$2,538,310	$1,874,520
Interest-bearing	6,214,947	4,747,051

Total deposits	8,753,257	6,621,571
Borrowings:
Federal funds purchased	30,120	27,685
Securities sold under agreements to repurchase	396,818	188,069
Federal Home Loan Bank borrowings	930,679	592,069
Other long-term borrowings	249,863	198,628
Reserve for lending-related commitments	1,477	2,143
Accrued expenses and other liabilities	69,176	63,427

TOTAL LIABILITIES	10,431,390	7,693,592

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-69,224,451 and 50,867,630 at September 30, 2014 and December 31, 2013, respectively, including 27,459 and 437,363 shares in treasury at September 30, 2014 and December 31, 2013, respectively	173,061	127,169
Surplus	740,003	237,674
Retained earnings	765,219	734,945
Accumulated other comprehensive loss	(23,670)	(43,047)
Treasury stock, at cost	(940)	(15,009)

TOTAL SHAREHOLDERS’ EQUITY	1,653,673	1,041,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,085,063	$8,735,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$97,874	$71,264	$281,663	$213,909
Interest on federal funds sold and other short-term investments	241	157	656	446
Interest and dividends on securities:
Taxable	7,873	4,585	21,869	11,973
Tax-exempt	869	699	2,632	2,187

Total interest income	106,857	76,705	306,820	228,515

Interest expense
Interest on deposits	7,077	6,569	20,493	20,403
Interest on short-term borrowings	234	276	911	694
Interest on long-term borrowings	3,628	2,230	10,264	6,763

Total interest expense	10,939	9,075	31,668	27,860

Net interest income	95,918	67,630	275,152	200,655
Provision for loan losses	4,748	4,777	15,628	14,924

Net interest income after provision for loan losses	91,170	62,853	259,524	185,731

Other income
Fees from trust and brokerage services	4,474	4,006	13,708	12,206
Fees from deposit services	11,134	10,341	31,595	30,173
Bankcard fees and merchant discounts	1,101	1,003	2,974	2,699
Other service charges, commissions, and fees	512	599	1,541	1,786
Income from bank-owned life insurance	1,325	1,138	4,021	4,712
Income from mortgage banking	774	605	1,471	2,309
Net gain on the sale of bank premises	0	0	8,976	0
Other income	404	542	1,328	2,279

Total other-than-temporary impairment losses	(561)	0	485	285
Portion of loss recognized in other comprehensive income	(4,153)	0	(6,259)	(1,256)

Net other-than-temporary impairment losses	(4,714)	0	(5,774)	(971)
Net gains on sales/calls of investment securities	1,309	101	2,134	589

Net investment securities (losses) gains	(3,405)	101	(3,640)	(382)

Total other income	16,319	18,335	61,974	55,782

Other expense
Employee compensation	22,173	17,269	68,726	50,830
Employee benefits	4,753	5,842	15,567	17,510
Net occupancy expense	6,400	4,931	19,349	14,943
Other real estate owned (OREO) expense	1,818	1,535	4,968	5,135
Equipment expense	2,376	1,960	6,518	5,370
Data processing expense	3,785	2,880	10,611	8,424
Bankcard processing expense	350	331	1,022	988
FDIC insurance expense	1,981	1,539	5,559	4,662
Other expense	14,211	12,298	43,930	37,519

Total other expense	57,847	48,585	176,250	145,381

Income before income taxes	49,642	32,603	145,248	96,132
Income taxes	16,382	10,433	48,617	30,164

Net income	$33,260	$22,170	$96,631	$65,968

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Earnings per common share:
Basic	$0.48	$0.44	$1.45	$1.31

Diluted	$0.48	$0.44	$1.44	$1.31

Dividends per common share	$0.32	$0.31	$0.96	$0.93

Average outstanding shares:
Basic	69,044,876	50,378,613	66,836,396	50,336,741
Diluted	69,269,309	50,472,959	67,069,352	50,402,455

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net income	$33,260	$22,170	$96,631	$65,968

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	1,635	2,977	18,445	1,210
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	2	4	4
Change in pension plan assets, net of tax	309	740	928	2,223

Comprehensive income, net of tax	$35,206	$25,889	$116,008	$69,405

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2014
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2014	50,867,630	$127,169	$237,674	$734,945	($43,047)	($15,009)	$1,041,732

Comprehensive income:
Net income	0	0	0	96,631	0	0	96,631
Other comprehensive income, net of tax:	0	0	0	0	19,377	0	19,377

Total comprehensive income, net of tax							116,008
Stock based compensation expense	0	0	1,593	0	0	0	1,593
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Distribution of treasury stock for deferred compensation plan (3,637 shares)	0	0	0	0	0	81	81
Purchase of treasury stock (726 shares)	0	0	0	0	0	(25)	(25)
Cash dividends ($0.96 per share)	0	0	0	(66,357)	0	0	(66,357)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (2,338 shares)	0	0	81	0	0	(81)	0
Common stock options exercised (368,856 shares)	26,474	66	(3,476)	0	0	11,789	8,379

Balance at September 30, 2014	69,224,451	$173,061	$740,003	$765,219	($23,670)	($940)	$1,653,673

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30
	2014	2013
NET CASH PROVIDED BY OPERATING ACTIVITIES	$99,495	$106,745

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	897	1,227
Proceeds from sales of securities available for sale	92,413	7,061
Proceeds from maturities and calls of securities available for sale	408,079	580,791
Purchases of securities available for sale	(403,277)	(709,876)
Purchases of bank premises and equipment	(6,300)	(3,110)
Proceeds from sales of bank premises and equipment	11,428	201
Redemption of bank-owned life insurance policies	8,930	1,953
Purchases of other investment securities	(59,123)	(31,491)
Proceeds from sales and redemptions of other investment securities	42,282	22,332
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	97,298	0
Net change in loans	(308,225)	(98,333)

NET CASH USED IN INVESTING ACTIVITIES	(115,598)	(229,245)

FINANCING ACTIVITIES
Cash dividends paid	(60,354)	(46,808)
Excess tax benefits from stock-based compensation arrangements	482	122
Acquisition of treasury stock	(2)	(92)
Proceeds from exercise of stock options	7,172	1,601
Repayment of long-term Federal Home Loan Bank borrowings	(421,390)	(26,402)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	775,000	275,000
Distribution of treasury stock for deferred compensation plan	81	77
Changes in:
Deposits	110,112	(147,182)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(220,345)	(23,854)

NET CASH PROVIDED BY FINANCING ACTIVITIES	190,756	32,462

Increase (Decrease) in cash and cash equivalents	174,653	(90,038)

Cash and cash equivalents at beginning of year	416,617	432,077

Cash and cash equivalents at end of period	$591,270	$342,039

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2014 and 2013 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in United’s 2013 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2013 Annual Report of United on Form 10-K. To conform to the 2013 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In August 2014, the FASB issued ASU 2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 was issued to clarify the classification and measurement of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that are within the scope of ASU 2014-14 to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). ASU 2014-14 is effective for United on January 1, 2015, and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 amends the guidance in FASB ASC 718, “Compensation-Stock Compensation”, to bring consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The amendments affect all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. ASU 2014-12 is effective for United on January 1, 2016, and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 modifies accounting for repurchase-to-maturity transactions and repurchase financing arrangements, as well as modifies required disclosures. Under ASU 2014-11, repurchase-to-maturity transactions, repurchase agreements executed as repurchase financings, and other typical repurchase agreements are accounted for as secured borrowings. ASU 2014-11 also eliminates off-balance-

sheet accounting for transfers of financial assets with contemporaneous repurchase financings. ASU 2014-11 is effective for United on January 1, 2015, and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Accounting Standards Codification. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five step principle-based approach for determining revenue recognition. ASU 2014-09 is effective for United on January 1, 2017. Management is currently evaluating this guidance to determine the impact on the Company’s financial condition or results of operation.

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

The aggregate purchase price was approximately $585.53 million, including common stock issued valued at $547.89 million, stock options exchanged valued at $4.37 million, $33.263 million paid in cash to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8 thousand paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash portion of the purchase price was funded by cash on hand. The purchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the purchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $335.98 million and $17.14 million, respectively. The core deposit intangibles are expected to be amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is expected to be deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $90.39 million on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1.71 million on certain other real estate owned properties, a premium on interest-bearing deposits of $6.01 million, a premium on term securities sold under agreements to repurchase of $3.70 million and a discount of $16.38 million on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2014, the premium on the interest-bearing deposits and the securities sold under agreements to repurchase has an estimated remaining life of 1.25 years and 1.83 years, respectively, while the discount on the junior subordinated debt securities has an estimated remaining life of 21.22 years. United assumed approximately $109 thousand of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of September 30, 2014. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets, are preliminary and subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

The consideration paid for Virginia Commerce’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569
Investment securities	476,541
Loans	2,012,521
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	104,589

Total identifiable assets	$2,752,149
Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	11,393

Total identifiable liabilities	2,504,513

Net assets acquired including identifiable intangible assets	247,636

Resulting goodwill	$337,897

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2013	$375,547
Addition to goodwill from Virginia Commerce acquisition	337,897
Reduction to goodwill for options exercised from previous acquisitions	(37)
Reclassification from goodwill	(1,342)

Goodwill at September 30, 2014	$712,065

The operating results of United for the nine months ended September 30, 2014 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Virginia Commerce, provided approximately $73.66 million in total revenues, which represents net interest income plus other income, and approximately $33.25 million in net income from the period from the Acquisition Date to September 30, 2014. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2014. Virginia Commerce’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2014 and 2013, as if the Virginia Commerce merger had occurred on January 1, 2014 and 2013, respectively. These results combine the historical results of Virginia Commerce into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Virginia Commerce’s provision for credit losses for 2014 and 2013 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2014 and 2013. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Nine Months Ended September 30
	2014	2013
Total Revenues (1)	$346,594	$347,419
Net Income	89,488	89,960

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$93,439	$697	$138	$93,998	$0
State and political subdivisions	132,583	3,260	2	135,841	0
Residential mortgage-backed securities
Agency	537,886	5,049	1,303	541,632	0
Non-agency	12,871	730	0	13,601	458
Commercial mortgage-backed securities
Agency	312,582	1,016	4,381	309,217	0
Asset-backed securities	8,005	26	0	8,031	0
Trust preferred collateralized debt obligations	52,370	767	14,318	38,819	28,040
Single issue trust preferred securities	13,747	291	1,828	12,210	0
Other corporate securities	4,997	162	0	5,159	0
Marketable equity securities	3,467	584	0	4,051	0

Total	$1,171,947	$12,582	$21,970	$1,162,559	$28,498

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$172,324	$178	$748	$171,754	$0
State and political subdivisions	60,861	1,874	26	62,709	0
Residential mortgage-backed securities
Agency	215,788	2,491	1,815	216,464	0
Non-agency	16,369	163	0	16,532	458
Commercial mortgage-backed securities
Agency	241,947	225	8,740	233,432	0
Asset-backed securities	9,257	1	31	9,227	0
Trust preferred collateralized debt obligations	73,862	210	30,623	43,449	34,299
Single issue trust preferred securities	14,346	305	2,019	12,632	0
Other corporate securities	4,996	219	0	5,215	0
Marketable equity securities	3,299	572	1	3,870	0

Total	$813,049	$6,238	$44,003	$775,284	$34,757

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$19,030	$138	$0	$0
State and political subdivisions	2,783	2	0	0
Residential mortgage-backed securities
Agency	164,364	1,303	0	0
Commercial mortgage-backed securities
Agency	78,108	526	162,621	3,855
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	34,148	14,318
Single issue trust preferred securities	0	0	8,430	1,828
Marketable equity securities	0	0	0	0

Total	$264,285	$1,969	$205,199	$20,001

	Less than 12 months		12 months or longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,517	$748	$0	$0
State and political subdivisions	2,353	26	0	0
Residential mortgage-backed securities
Agency	160,835	1,815	0	0
Commercial mortgage-backed securities
Agency	208,979	8,740	0	0
Asset-backed securities	7,976	31	0	0
Trust preferred collateralized debt obligations	0	0	27,167	30,623
Single issue trust preferred securities	502	2	8,210	2,017
Marketable equity securities	0	0	25	1

Total	$442,162	$11,362	$35,402	$32,641

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

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Proceeds from sales and calls	$64,610	$183,069	$500,493	$587,852
Gross realized gains	1,314	109	2,366	499
Gross realized losses	5	8	232	23

At September 30, 2014, gross unrealized losses on available for sale securities were $21,970 on 95 securities of a total portfolio of 452 available for sale securities. Securities in an unrealized loss position at September 30, 2014 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by either Fannie Mae or Freddie Mac. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $850.47 million at September 30, 2014. Of the $850.47 million, $312.58 million was related to agency commercial mortgage securities and $537.89 million was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2014.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $12.87 million at September 30, 2014. Of the $12.87 million, $4.03 million was rated above investment grade and $8.84 million was rated below investment grade. Approximately 39% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 61% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at September 30, 2014.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the third quarter of 2014, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of B to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2014 consisted of $2.99 million in split-rated bonds and $10.76 million in below investment grade bonds. Of the $10.76 million in below investment grade bonds, $10.26 million was in an unrealized loss position for twelve months or longer as of September 30, 2014.

Trust preferred collateralized debt obligations (Trup Cdos)

At September 30, 2014, United determined that certain Trup Cdos were other-than-temporarily impaired. In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2014, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

Although the Company believes it is not more likely than not that it will be required to sell any Trup Cdo, the Company was notified by the Trustee of one Trup Cdo that it had been ordered by the holders of the senior notes to liquidate the underlying collateral of the security. The auction is scheduled to take place during the fourth quarter of 2014. The Company estimates that the proceeds from the auction will be insufficient to cover the amortized cost basis of the security. Due to this estimated shortfall, the Company recognized credit-related other-than-temporary impairment of $4.71 million during the third quarter of 2014 related to this security.

During the third quarter of 2014, the Company sold four Trup Cdos in response to Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Volcker Rule. Under the Volcker Rule, these four securities were identified by the Company as covered funds and were required to be divested of before July 21, 2015. The execution of these sales resulted in a total net gain of $1.3 million. The Company does not expect any further direct impact from the Volcker Rule, as the remaining Trup Cdo portfolio is excluded from the scope of the Rule.

To determine a net realizable value and assess whether other-than-temporary impairment existed on securities which the Company is not more likely than not required to sell, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality.

After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the third quarter of 2014, as the expected discounted cash flows from these securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

Other than the $4.71 million mentioned above, there was no additional credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2014 related to Trup Cdos. There was no credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2013 related to these securities. At September 30, 2014, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $28.04 million as compared to $34.30 million at December 31, 2013. This decline is attributable to improvements in the overall fair values of these securities.

The amortized cost of available for sale Trup Cdos as of September 30, 2014 consisted of $5.00 million in split-rated bonds and $47.37 million in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of September 30, 2014:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss/(Gain)	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$7,725	$6,133	$1,592	$0	$5,000	$2,725
Mezzanine – Bank (now in senior position)	12,599	9,658	2,941	0	0	12,599
Mezzanine – Bank	26,883	19,045	7,838	0	0	26,883
Mezzanine – Bank & Insurance (combination)	5,163	3,983	1,180	0	0	5,163

Totals	$52,370	$38,819	$13,551	$0	$5,000	$47,370

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

•

The secondary market for Trup Cdos ultimately became illiquid and is not reflective of orderly transactions between market participants. In making this determination, the Company holds discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos. Although market conditions for these securities have improved in recent quarters, the Company notes that the overall amount of observable market data is still lacking.

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

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, due to historical discrepancies in ratings from the various rating agencies, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the split-rated Trup Cdos in the table above range from a low of BB+ to a high of Aa1. The below investment grade Trup Cdos range from a low of Ca to a high of Ba1.

The Company has recognized cumulative credit-related other-than-temporary impairment of $48.88 million on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 97.4% to a high of 240.3%, with a median of 135.7%, and a weighted average of 174.8%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2014 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3.47 million at September 30, 2014. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at September 30, 2014. These securities were in an unrealized gain position of $584 thousand at September 30, 2014.

Other investment securities (cost method)

During the third quarter of 2014, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2014 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges through earnings and other comprehensive income.

Balance of cumulative credit losses at December 31, 2013	$70,446
Additions for credit losses on securities for which OTTI was not previously recognized	0
Additions for additional credit losses on securities for which OTTI was previously recognized	5,774

Balance of cumulative credit losses at September 30, 2014	$76,220

The amortized cost and estimated fair value of securities available for sale at September 30, 2014 and December 31, 2013 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$26,751	$26,981	$28,837	$28,960
Due after one year through five years	153,260	153,718	217,415	218,498
Due after five years through ten years	365,664	366,395	292,460	286,534
Due after ten years	622,805	611,414	271,038	237,422
Marketable equity securities	3,467	4,051	3,299	3,870

Total	$1,171,947	$1,162,559	$813,049	$775,284

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,640	$1,403	$0	$12,043
State and political subdivisions	9,989	32	391	9,630
Residential mortgage-backed securities
Agency	42	7	0	49
Single issue trust preferred securities	19,278	0	2,639	16,639
Other corporate securities	20	0	0	20

Total	$39,969	$1,442	$3,030	$38,381

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,762	$1,689	$0	$12,451
State and political subdivisions	10,367	37	299	10,105
Residential mortgage-backed securities
Agency	50	9	0	59
Single issue trust preferred securities	19,766	0	4,108	15,658
Other corporate securities	20	0	0	20

Total	$40,965	$1,735	$4,407	$38,293

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2014, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9.91 million) and SunTrust Bank ($7.40 million). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($973 thousand). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls that have been included in earnings as a result of those calls. Gains or losses on calls of held-to-maturity securities are recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Gross realized gains	$9	$0	$9	$114
Gross realized losses	0	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2014 and December 31, 2013 by contractual maturity are shown on the following page. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2014		December 31, 2013
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$570	$571	$555	$556
Due after one year through five years	12,750	14,165	6,683	7,312
Due after five years through ten years	6,444	6,069	13,026	13,821
Due after ten years	20,205	17,576	20,701	16,604

Total	$39,969	$38,381	$40,965	$38,293

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,017,560 and $640,870 at September 30, 2014 and December 31, 2013, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2014	December 31, 2013
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,044,951	$654,963
Nonowner-occupied commercial real estate	2,718,821	1,917,785
Other commercial loans	1,592,606	1,338,355

Total commercial, financial & agricultural	5,356,378	3,911,103
Residential real estate	2,229,353	1,821,378
Construction & land development	1,088,627	670,364
Consumer:
Bankcard	10,110	11,023
Other consumer	346,015	299,731

Total gross loans	$9,030,483	$6,713,599

The table above does not include loans held for sale of $5,773 and $4,236 at September 30, 2014 and December 31, 2013, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $163,473 or 1.81% of total gross loans at September 30, 2014 and $31,099 or less than 1% of total gross loans at December 31, 2013. The contractual principal in these acquired impaired loans was $250,933 and $52,237 at September 30, 2014 and December 31, 2013, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2014 follows:

Accretable yield at the beginning of the period	$2,251
Additions	9,116
Accretion (including cash recoveries)	(6,051)
Net reclassifications to accretable from non-accretable	1,700
Disposals (including maturities, foreclosures, and charge-offs)	(628)

Accretable yield at the ending of the period	$6,388

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their affiliates. Such related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and did not involve more than normal risk of collectibility. The aggregate dollar amount of these loans was $197,380 and $150,798 at September 30, 2014 and December 31, 2013, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2014, United had TDRs of $13,502 as compared to $8,157 as of December 31, 2013. Of the $13,502 aggregate balance of TDRs at September 30, 2014, $820 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $8,157 aggregate balance of TDRs at December 31, 2013, $861 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2014, United had restructured loans in the amount of $4,012 that were modified by a reduction in the interest rate, $8,523 that were modified by a combination of a reduction in the interest rate and the principal and $967 that was modified by a change in terms.

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

No loans were restructured during the three months ended September 30, 2014 and 2013. The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2014 and 2013, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	4	$5,143	$4,590
Nonowner-occupied	0	0	0	0	0	0
Other commercial	2	5,630	5,630	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$5,630	$5,630	4	$5,143	$4,590

During the first nine months of 2014, $5,630 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During the first nine months of 2013, a restructured loan of $2,974 was modified by a combination of a reduction in the interest rate and an extension of the maturity date. The remaining $1,616 of loans restructured during the first nine months of 2013 was modified by a reduction in the interest rate. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months ended September 30, 2014. During the time periods indicated, the loan’s principal was reduced through a charge-off to the value of the underlying collateral. No troubled debt restructurings had charge-offs during the three months ended September 30, 2013.

	Three Months Ended September 30, 2014
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	1	478
Other commercial	0	0
Residential real estate	0	0
Construction & land development	0	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	1	$478

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	1	478	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	0	0	1	375
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$478	1	$375

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2014

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Loans	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,148	$9,634	$23,782	$1,021,169	$1,044,951	$674
Nonowner-occupied	27,990	13,849	41,839	2,676,982	2,718,821	1,028
Other commercial	20,239	18,070	38,309	1,554,297	1,592,606	6,197
Residential real estate	41,714	26,957	68,671	2,160,682	2,229,353	6,809
Construction & land development	6,729	14,905	21,634	1,066,993	1,088,627	305
Consumer:
Bankcard	371	185	556	9,554	10,110	185
Other consumer	7,921	1,627	9,548	336,467	346,015	1,494

Total	$119,112	$85,227	$204,339	$8,826,144	$9,030,483	$16,692

(1)	Other includes loans with a recorded investment of $163,473 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2013

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,144	$4,537	$18,681	$636,282	$654,963	$1,383
Nonowner-occupied	30,836	11,725	42,561	1,875,224	1,917,785	186
Other commercial	54,319	11,794	66,113	1,272,242	1,338,355	896
Residential real estate	54,271	25,446	79,717	1,741,661	1,821,378	5,214
Construction & land development	9,921	18,491	28,412	641,952	670,364	1,611
Consumer:
Bankcard	229	128	357	10,666	11,023	128

Age Analysis of Past Due Loans

As of December 31, 2013

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Other consumer	9,466	1,712	11,178	288,553	299,731	1,626

Total	$173,186	$73,833	$247,019	$6,466,580	$6,713,599	$11,044

(1)	Other includes loans with a recorded investment of $31,099 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$8,960	$3,154
Nonowner-occupied	12,821	11,539
Other commercial	11,873	10,898
Residential real estate	20,148	20,232
Construction & land development	14,600	16,880
Consumer:
Bankcard	0	0
Other consumer	133	86

Total	$68,535	$62,789

United assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. For United’s loans with a corporate credit exposure, United internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates these grades on a quarterly basis, as necessary.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2014
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$946,727	$2,539,705	$1,385,308	$903,780
Special mention	30,297	56,224	23,794	71,263
Substandard	67,927	122,892	182,181	113,584
Doubtful	0	0	1,323	0

Total	$1,044,951	$2,718,821	$1,592,606	$1,088,627

As of December 31, 2013
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$604,129	$1,811,915	$1,206,030	$510,911
Special mention	27,576	45,617	60,668	63,375
Substandard	23,258	60,253	71,148	96,078
Doubtful	0	0	509	0

Total	$654,963	$1,917,785	$1,338,355	$670,364

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2014
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,146,423	$9,554	$336,157
Special mention	17,668	371	8,042
Substandard	63,787	185	1,816
Doubtful	1,475	0	0

Total	$2,229,353	$10,110	$346,015

As of December 31, 2013
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,244	$10,666	$288,401
Special mention	13,006	229	9,466
Substandard	35,128	128	1,712
Doubtful	0	0	152

Total	$1,821,378	$11,023	$299,731

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$35,355	$35,355	$0	$4,672	$4,672	$0
Nonowner-occupied	60,329	60,739	0	5,938	6,651	0
Other commercial	18,535	21,910	0	10,292	17,753	0
Residential real estate	28,832	29,501	0	12,009	12,193	0
Construction & land development	43,096	44,676	0	13,866	14,662	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	51	51	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,036	$5,036	$820	$4,358	$4,358	$638
Nonowner-occupied	7,190	7,249	773	9,350	10,563	1,631
Other commercial	13,639	16,639	4,016	13,304	16,240	2,192
Residential real estate	10,239	10,825	2,582	7,669	8,191	4,112
Construction & land development	12,028	15,306	3,775	11,050	14,833	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	152	152	152
Total:
Commercial real estate:
Owner-occupied	$40,391	$40,391	$820	$9,030	$9,030	$638
Nonowner-occupied	67,519	67,988	773	15,288	17,214	1,631
Other commercial	32,174	38,549	4,016	23,596	33,993	2,192
Residential real estate	39,071	40,326	2,582	19,678	20,384	4,112
Construction & land development	55,124	59,982	3,775	24,916	29,495	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	51	51	0	152	152	152

	Impaired Loans
	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$37,208	$129	$13,661	$68
Nonowner-occupied	63,035	230	12,035	27
Other commercial	20,679	59	18,947	389
Residential real estate	32,864	46	9,605	30
Construction & land development	44,191	97	8,688	119
Consumer:
Bankcard	0	0	0	0
Other consumer	55	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,352	$114	$2,313	$139
Nonowner-occupied	7,332	67	6,562	155
Other commercial	12,537	97	9,390	59
Residential real estate	7,716	8	5,773	105
Construction & land development	11,491	31	14,234	111
Consumer:
Bankcard	0	0	0	0
Other consumer	76	0	0	0
Total:
Commercial real estate:
Owner-occupied	$41,560	$243	$15,974	$207
Nonowner-occupied	70,367	297	18,597	182
Other commercial	33,216	156	28,337	448
Residential real estate	40,580	54	15,378	135
Construction & land development	55,682	128	22,922	230
Consumer:
Bankcard	0	0	0	0
Other consumer	131	0	152	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$35,959	$617	$13,530	$145
Nonowner-occupied	62,205	440	11,637	221
Other commercial	27,454	217	12,268	478
Residential real estate	30,484	195	8,530	197
Construction & land development	46,747	234	8,078	304
Consumer:
Bankcard	0	0	0	0
Other consumer	45	0	152	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,236	$189	$1,935	$166
Nonowner-occupied	7,606	159	5,518	204
Other commercial	12,751	185	16,616	991
Residential real estate	8,548	101	5,505	186
Construction & land development	10,694	47	13,934	378
Consumer:
Bankcard	0	0	0	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Other consumer	102	0	0	0
Total:
Commercial real estate:
Owner-occupied	$40,195	$806	$15,465	$311
Nonowner-occupied	69,811	599	17,155	425
Other commercial	40,205	402	28,884	1,469
Residential real estate	39,032	296	14,035	383
Construction & land development	57,441	281	22,012	682
Consumer:
Bankcard	0	0	0	0
Other consumer	147	0	152	0

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2014, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,477 and $2,143 at September 30, 2014 and December 31, 2013, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows.

Allowance for Loan Losses

For the Three Months Ended September 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,810	$8,036	$26,778	$14,785	$18,320	$3,146	$100	$74,975
Charge-offs	726	1,226	1,142	486	457	366	0	4,403
Recoveries	113	16	132	76	16	48	0	401
Provision	1,174	1,442	589	(532)	1,682	313	80	4,748

Ending balance	$4,371	$8,268	$26,357	$13,843	$19,561	$3,141	$180	$75,721

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	1,863	2,063	3,233	3,078	5,140	1,618	0	16,995

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Recoveries	1,611	250	249	340	140	300	0	2,890
Provision	(1,030)	1,089	8,424	(113)	5,608	1,514	136	15,628

Ending balance	$4,371	$8,268	$26,357	$13,843	$19,561	$3,141	$180	$75,721

Ending Balance: individually evaluated for impairment	$820	$773	$4,016	$2,582	$3,775	$0	$0	$11,966
Ending Balance: collectively evaluated for impairment	$3,551	$7,495	$22,341	$11,261	$15,786	$3,141	$180	$63,755
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,044,951	$2,718,821	$1,592,606	$2,229,353	$1,088,627	$356,125	$0	$9,030,483
Ending Balance: individually evaluated for impairment	$13,383	$13,739	$20,072	$14,990	$16,961	$0	$0	$79,145
Ending Balance: collectively evaluated for impairment	$1,005,661	$2,648,094	$1,561,323	$2,193,341	$1,023,381	$356,065	$0	$8,787,865
Ending Balance: loans acquired with deteriorated credit quality	$25,907	$56,988	$11,211	$21,022	$48,285	$60	$0	$163,473

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2013

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	5,344	1,164	7,699	4,111	896	1,792	0	21,006
Recoveries	150	56	641	698	73	418	0	2,036
Provision	6,970	(2,776)	7,464	5,212	918	1,699	(220)	19,267

Ending balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198

Ending Balance: individually evaluated for impairment	$638	$1,631	$2,192	$4,112	$3,752	$152	$0	$12,477

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2013

(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$5,015	$7,361	$18,725	$12,582	$15,201	$2,793	$44	$61,721
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$654,963	$1,917,785	$1,338,355	$1,821,378	$670,364	$310,754	$0	$6,713,599
Ending Balance: individually evaluated for impairment	$7,157	$13,913	$22,327	$16,160	$21,593	$152	$0	$81,302
Ending Balance: collectively evaluated for impairment	$646,548	$1,894,421	$1,314,543	$1,802,686	$632,407	$310,593	$0	$6,601,198
Ending Balance: loans acquired with deteriorated credit quality	$1,258	$9,451	$1,485	$2,532	$16,364	$9	$0	$31,099

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($38,263)	$22,314

Goodwill not subject to amortization			$712,065

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	($35,296)	$8,138

Goodwill not subject to amortization			$375,547

United incurred amortization expense of $1,054 and $2,967 for the quarter and nine months ended September 30, 2014, respectively, and $479 and $1,519 for the quarter and nine months ended September 30, 2013, respectively, related to intangible assets.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2013:

Year	Amount
2014	$4,133
2015	3,383
2016	2,943
2017	2,730
2018 and thereafter	12,092

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $234,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2014, federal funds purchased were $30,120 while securities sold under agreements to repurchase (REPOs) were $396,818. Included in the $396,818 of total REPOs were wholesale REPOs of $52,713, including purchase accounting amounts, assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in July of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $10,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2014, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2014, United had an unused borrowing amount of approximately $2,275,693 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2014, $930,679 of FHLB advances with a weighted-average interest rate of 0.45% are scheduled to mature within the next five years. Overnight funds of $100,000 are included in the $930,679 above at September 30, 2014. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2014	$525,284
2015	354,397
2016	654
2017	344
2018 and thereafter	50,000

Total	$930,679

At September 30, 2014, United had a total of fifteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2014, and December 31, 2013, the outstanding balance of the Debentures was $249,863 and $198,628, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative. United has not deferred any payment as of September 30, 2014.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,641,369 and $1,895,682 of loan commitments outstanding as of September 30, 2014 and December 31, 2013, respectively, substantially all of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2014 and December 31, 2013, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $172,008 and $114,664 as of September 30, 2014 and December 31, 2013, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2014, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2014.

Derivative Classifications and Hedging Relationships

September 30, 2014

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$40,794	5.07%

Total Derivatives Used in Fair Value Hedges	$40,794

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$40,794

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$646	Other assets	$2,179

Total derivatives designated as hedging instruments		$646		$2,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$618	Other assets	$1,045

Total derivatives not designated as hedging instruments		$618		$1,045

Total asset derivatives		$1,264		$3,224

	Liability Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$45	Other liabilities	$149

Total derivatives designated as hedging instruments		$45		$149

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$618	Other liabilities	$1,045

Total derivatives not designated as hedging instruments		$618		$1,045

Total liability derivatives		$663		$1,194

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2014	September 30, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(271)	$(157)

Total derivatives in fair value hedging relationships			$(271)	$(157)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$154	$218
Interest rate contracts (2)	Other expense		$(154)	$(218)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(271)	$(157)

			Nine Months Ended
	Income Statement Location		September 30, 2014	September 30, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(795)	$(401)

Total derivatives in fair value hedging relationships			$(795)	$(401)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$427	$1,181
Interest rate contracts (2)	Other expense		$(427)	$(1,181)

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(795)	$(401)

(1)	Represents net gains from derivative assets not designated as hedging instruments.
(2)	Represents net losses from derivative liabilities not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. As part of management’s review, any items that exceed the scope of expected values are further investigated. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2014, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2014. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2014 ranged from LIBOR plus 3.50% to LIBOR plus 9.75%. Management completed a sensitivity analysis on the fair value of its TRUP CDOs. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 19%, or $7.5 million.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2014 Using
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$93,998	$0	$93,998	$0
State and political subdivisions	135,841	0	135,841	0
Residential mortgage-backed securities
Agency	541,632	0	541,632	0
Non-agency	13,601	0	13,601	0
Asset-backed securities	8,031	0	8,031	0
Commercial mortgage-backed securities
Agency	309,217	0	309,217	0
Trust preferred collateralized debt obligations	38,819	0	0	38,819
Single issue trust preferred securities	12,210	0	12,210	0
Other corporate securities	5,159	0	5,159	0

Total available for sale debt securities	1,158,508	0	1,119,689	38,819
Available for sale equity securities:
Financial services industry	2,329	703	1,626	0
Equity mutual funds (1)	558	558	0	0
Other equity securities	1,164	1,164	0	0

Total available for sale equity securities	4,051	2,425	1,626	0

Total available for sale securities	1,162,559	2,425	1,121,315	38,819
Derivative financial assets:
Interest rate contracts	1,264	0	1,264	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	663	0	663	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2013 Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$171,754	$0	$171,754	$0
State and political subdivisions	62,709	0	62,709	0
Residential mortgage-backed securities
Agency	216,464	0	216,464	0
Non-agency	16,532	0	16,532	0
Asset-backed securities	9,227	0	9,227	0
Commercial mortgage-backed securities
Agency	233,432	0	233,432	0
Trust preferred collateralized debt obligations	43,449	0	0	43,449
Single issue trust preferred securities	12,632	502	12,130	0
Other corporate securities	5,215	0	5,215	0

Total available for sale debt securities	771,414	502	727,463	43,449
Available for sale equity securities:
Financial services industry	2,292	716	1,576	0
Equity mutual funds (1)	434	434	0	0
Other equity securities	1,144	1,144	0	0

Total available for sale equity securities	3,870	2,294	1,576	0

Total available for sale securities	775,284	2,796	729,039	43,449
Derivative financial assets:
Interest rate contracts	3,224	0	3,224	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	1,194	0	1,194	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2014	December 31, 2013
Balance, beginning of period	$43,449	$40,613
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(4,539)	(6,456)
Included in other comprehensive income	15,400	14,520

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2014	December 31, 2013
Purchases, issuances, and settlements	(15,491)	(5,228)
Transfers in and/or out of Level 3	0	0

Balance, ending of period	$38,819	$43,449

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2014. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the first nine months of 2014.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2014	Fair Value Measurements at September 30, 2014 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$48,132	$0	$18,587	$29,545	$1,935
OREO	42,432	0	42,273	159	2,966

Description	Balance as of December 31, 2013	at December 31, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,883	$0	$13,081	$32,802	$1,886
OREO	38,182	0	38,107	75	2,548

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Cash and cash equivalents	$591,270	$591,270	$0	$591,270	$0
Securities available for sale	1,162,559	1,162,559	2,425	1,121,315	38,819
Securities held to maturity	39,969	38,381	0	36,361	2,020
Other securities	104,714	99,478	0	0	99,478
Loans held for sale	5,773	5,773	0	5,773	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans	8,940,182	8,988,058	0	0	8,988,058
Derivative financial assets	1,264	1,264	0	1,264	0
Deposits	8,753,257	8,754,110	0	8,754,110	0
Short-term borrowings	474,225	474,225	0	474,225	0
Long-term borrowings	1,133,255	1,115,046	0	1,115,046	0
Derivative financial liabilities	663	663	0	663	0
December 31, 2013
Cash and cash equivalents	$416,617	$416,617	$0	$416,617	$0
Securities available for sale	775,284	775,284	2,796	729,039	43,449
Securities held to maturity	40,965	38,293	0	35,773	2,520
Other securities	73,093	70,072	0	0	70,072
Loans held for sale	4,236	4,236	0	4,236	0
Loans	6,630,385	6,657,376	0	0	6,657,376
Derivative financial assets	3,224	3,224	0	3,224	0
Deposits	6,621,571	6,641,070	0	6,641,070	0
Short-term borrowings	430,754	430,754	0	430,754	0
Long-term borrowings	575,697	553,796	0	553,796	0
Derivative financial liabilities	1,194	1,194	0	1,194	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first nine months of 2014, a total of 204,800 non-qualified stock options and 66,949 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $433 and $1,593 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the third quarter and first nine months of 2014, respectively, as compared to the compensation expense of $466 and $1,320 related to the nonvested awards under the 2006 Stock Option Plan incurred for the third quarter and first nine months of 2013, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2014, and the changes during the first nine months of 2014 are presented below:

	Nine Months Ended September 30, 2014
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2014	1,447,997			$29.33
Assumed in Virginia Commerce merger	440,813			19.55
Granted	204,800			28.89
Exercised	(368,856)			19.50
Forfeited or expired	(69,529)			32.30

Outstanding at September 30, 2014	1,655,225	$5,745	5.1	$28.74

Exercisable at September 30, 2014	1,254,236	$4,629	4.0	$28.92

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	589,197	$7.01
Granted	204,800	6.42
Vested	(383,475)	7.46
Forfeited or expired	(9,533)	6.48

Nonvested at September 30, 2014	400,989	$6.29

During the nine months ended September 30, 2014 and 2013, 368,856 and 70,570 shares, respectively, were issued in connection with stock option exercises. Of the 368,856 shares issued in connection with stock option exercises, 342,382 were issued from available treasury stock while 26,474 shares were issued from authorized and unissued stock for the nine months ended September 30, 2014. All shares issued in connection with stock options exercises for the nine months ended September 30, 2013 were issued from available treasury stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2014 and 2013 was $3,977 and $363, respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	85,497	$27.53
Assumed in Virginia Commerce merger	34,538	29.89
Granted	66,949	28.89
Vested	(57,204)	28.83
Forfeited	(2,338)	28.11

Outstanding at September 30, 2014	127,442	$28.29

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

Net periodic pension cost for the three and nine months ended September 30, 2014 and 2013 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Service cost	$579	$777	$1,720	$2,304
Interest cost	1,361	1,235	4,039	3,665

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Expected return on plan assets	(2,293)	(2,097)	(6,806)	(6,223)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	491	1,184	1,458	3,515
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$139	$1,100	$412	$3,262

Weighted-Average Assumptions:
Discount rate	5.20%	4.40%	5.20%	4.40%
Expected return on assets	7.50%	8.00%	7.50%	8.00%
Rate of compensation increase (prior to age 45)	3.50%	3.75%	3.50%	3.75%
Rate of compensation increase	3.00%	2.75%	3.00%	2.75%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2014, United has provided a liability for $3,449 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2011, 2012 and 2013 and State Taxing authorities for the years ended December 31, 2010 through 2013.

As of September 30, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions was $540 and $427, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net Income	$33,260	$22,170	$96,631	$65,968
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(4,714)	0	(5,774)	(1,172)
Related income tax effect	1,650	0	2,021	410
Less : OTTI charges recognized in net income	4,714	0	5,774	971
Related income tax benefit	(1,650)	0	(2,021)	(340)
Reclassification of previous noncredit OTTI to credit OTTI	4,153	0	6,259	1,458
Related income tax benefit	(1,453)	0	(2,190)	(510)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net unrealized (losses) gains on AFS securities with OTTI	2,700	0	4,069	817
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(339)	4,680	24,242	1,080
Related income tax effect	119	(1,638)	(8,485)	(378)
Net reclassification adjustment for (gains) losses included in net income	(1,300)	(101)	(2,125)	(476)
Related income tax expense (benefit)	455	36	744	167

	(1,065)	2,977	14,376	393

Net effect of AFS securities on other comprehensive income	1,635	2,977	18,445	1,210
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	6	6
Related income tax expense	(0)	0	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	2	4	4
Pension plan:
Amortization of prior service cost	1	1	1	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	491	1,184	1,458	3,515
Related income tax benefit	(183)	(445)	(531)	(1,293)

Net effect of change in pension plan asset on other comprehensive income	309	740	928	2,223

Total change in other comprehensive income	1,946	3,719	19,377	3,437

Total Comprehensive Income	$35,206	$25,889	$116,008	$69,405

The components of accumulated other comprehensive income for the nine months ended September 30, 2014 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Nine Months Ended September 30, 2014

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2014	($23,235)	($67)	($19,745)	($43,047)
Other comprehensive income before reclassification	15,757	4	0	15,761
Amounts reclassified from accumulated other comprehensive income	2,688	0	928	3,616

Net current-period other comprehensive income, net of tax	18,445	4	928	19,377

Balance at September 30, 2014	($4,790)	($63)	($18,817)	($23,670)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2014

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$6,259	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(2,125)	Net gains on sales/calls of investment securities

	4,134	Total before tax
Related income tax effect	(1,446)	Tax expense

	2,688	Net of tax
Pension plan:
Amortization of transition asset	1 (a)
Recognized net actuarial loss	1,458 (a)

	1,459	Total before tax
Related income tax effect	(531)	Tax expense

	928	Net of tax

Total reclassifications for the period	$3,616

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$22,101	$15,597	$66,261	$46,760
Undistributed earnings allocated to common stock	11,102	6,538	30,194	19,104

Net earnings allocated to common shareholders	$33,203	$22,135	$96,455	$65,864

Average common shares outstanding	69,044,876	50,378,613	66,836,396	50,336,741
Equivalents from stock options	224,433	94,346	232,956	65,714

Average diluted shares outstanding	69,269,309	50,472,959	67,069,352	50,402,455

Earnings per basic common share	$0.48	$0.44	$1.45	$1.31
Earnings per diluted common share	$0.48	$0.44	$1.44	$1.31

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

On November 7, 2014, UBV Holding Company, Inc., a wholly-owned subsidiary of United, submitted redemption notices to Wilmington Trust Company, as Trustee, to redeem the trust preferred securities listed below. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of the redemption, the amount of trust preferred securities that will be redeemed will no longer qualify as Tier 1 capital for United. The Federal Reserve Board did not object to the redemption of the securities. The redemptions will be funded with excess cash currently available to United.

Trust	Interest Rate	Redemption Price	Principal Amount Outstanding	Principal Amount to be Redeemed	Redemption Date
Sequoia Capital Trust I	10.18%	103.563%	$2,000	$2,000	December 8, 2014
VCBI Capital Trust IV	10.20%	100.000%	$25,000	$25,000	December 30, 2014

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2014			As of December 31, 2013
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$268,315	$259,454	$8,861	$201,186	$194,453	$6,733

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SUBSEQUENT EVENT

On November 7, 2014, United, through a wholly-owned subsidiary, submitted redemption notices to Wilmington Trust Company, as Trustee, to redeem the trust preferred securities issued by Sequoia Capital Trust I and VCBI Capital Trust IV. Further information regarding the redemption of these trust preferred securities is presented in Note 18 to the unaudited Notes to Consolidated Financial Statements.

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

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period). Management believes that, as of September 30, 2014

United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2014, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2014, the allowance for loan losses was $75.7 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.52 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first nine months of 2014 net income by approximately $4.89 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

Subsequent to the acquisition date, United continues to estimate the amount and timing of cash flows expected to be collected on acquired impaired loans. Increases in expected cash flows will generally result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and/or a reclassification from the nonaccretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses, resulting in an increase to the allowance for loan losses.

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

At September 30, 2014, approximately 10.38% of total assets, or $1.25 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 94.54% or $1.19 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 5.46% or $68.52 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2014, only $663 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2014 were $12.09 billion which was an increase of $3.35 billion or 38.35% from December 31, 2013, primarily the result of the acquisition of Virginia Commerce Bancorp, Inc. (Virginia Commerce) after the close of business on January 31, 2014. Portfolio loans increased $2.31 billion or 34.47%, cash and cash equivalents increased $174.65 million or 41.92%, investment securities increased $417.90 million or 46.99%, goodwill increased $336.52 million or 89.61%, other assets increased $95.15 million or 29.49%, bank premises and equipment increased $8.11 million or 11.60% and interest receivable increased $6.07 million or 22.78% due primarily to the Virginia Commerce merger. Total liabilities increased $2.74 billion or 35.59% from year-end 2013. This increase in total liabilities was due mainly to an increase of $2.13 billion or 32.19% and $601.03 million or 59.72% in deposits and borrowings, respectively, mainly due to the Virginia Commerce acquisition. Shareholders’ equity increased $611.94 million or 58.74% from year-end 2013 due primarily to the acquisition of Virginia Commerce.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2014 increased $174.65 million or 41.92% from year-end 2013. Of this total increase, interest-bearing deposits with other banks increased $122.69 million or 43.65% as United placed excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $51.97 million or 38.55% and federal funds sold were flat. During the first nine months of 2014, net cash of $99.50 million and $190.76 million was provided by operating activities and financing activities, respectively, while $115.60 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2014 and 2013.

Securities

Total investment securities at September 30, 2014 increased $417.90 million or 46.99% from year-end 2013. Virginia Commerce added $476.54 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $387.28 million or 49.95%. This change in securities available for sale reflects $461.76 million acquired from Virginia Commerce, $498.37 million in sales, maturities and calls of securities, $403.28 million in purchases, and an increase of $22.12 million in market value. Securities held to maturity declined $996 thousand or 2.43% from year-end 2013 due to calls and maturities of securities. Other investment securities increased $31.62 million or 43.26% from year-end 2013. Virginia Commerce added $14.78 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $13.05 million and FHLB stock increased $4.11 million.

The following table summarizes the changes in the available for sale securities since year-end 2013:

(Dollars in thousands)	September 30 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$93,998	$171,754	$(77,756)	(45.27%)
State and political subdivisions	135,841	62,709	73,132	116.62%
Mortgage-backed securities	864,450	466,428	398,022	85.33%
Asset-backed securities	8,031	9,227	(1,196)	(12.96%)
Marketable equity securities	4,051	3,870	181	4.68%
Trust preferred collateralized debt obligations	38,819	43,449	(4,630)	(10.66%)
Single issue trust preferred securities	12,210	12,632	(422)	(3.34%)
Corporate securities	5,159	5,215	(56)	(1.07%)

Total available for sale securities, at fair value	$1,162,559	$775,284	$387,275	49.95%

The following table summarizes the changes in the held to maturity securities since year-end 2013:

(Dollars in thousands)	September 30 2014	December 31 2013	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,640	$10,762	$(122)	(1.13%)
State and political subdivisions	9,989	10,367	(378)	(3.65%)
Mortgage-backed securities	42	50	(8)	(16.00%)
Single issue trust preferred securities	19,278	19,766	(488)	(2.47%)
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$39,969	$40,965	$(996)	(2.43%)

At September 30, 2014, gross unrealized losses on available for sale securities were $21.97 million. Securities in an unrealized loss position at September 30, 2014 consisted primarily of Trup Cdos and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae or Freddie Mac.

As of September 30, 2014, United’s mortgage-backed securities had an amortized cost of $863.38 million, with an estimated fair value of $864.50 million. The portfolio consisted primarily of $537.93 million in agency residential mortgage-backed securities with a fair value of $541.68 million, $12.87 million in non-agency residential mortgage-backed securities with an estimated fair value of $13.60 million, and $312.58 million in commercial agency mortgage-backed securities with an estimated fair value of $309.22 million. As of September 30, 2014, United’s asset-backed securities had an amortized cost of $8.01 million, with an estimated fair value of $8.03 million.

As of September 30, 2014, United’s corporate securities had an amortized cost of $93.88 million, with an estimated fair value of $76.90 million. The portfolio consisted primarily of $52.37 million in Trup Cdos with a fair value of $38.82 million and $33.03 million in single issue trust preferred securities with an estimated fair value of $28.85 million. The portfolio also included other corporate securities with an amortized cost of $5.02 million and an estimated fair value of $5.18 million. In addition to these trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $3.47 million and a fair value of $4.05 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $6.13 million of the Company’s pooled securities, while mezzanine tranches represent $32.69 million. Of the $32.69 million in mezzanine tranches, $9.66 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of September 30, 2014, Trup Cdos with a fair value of $3.90 million were split-rated, and the remaining $34.92 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of September 30, 2014, United’s single issue trust preferred securities had a fair value of $28.85 million. Of the $28.85 million, $9.50 million or 32.93% were investment grade; $7.60 million or 26.33% were split rated; and $11.75 million or 40.74% were below investment grade. The two largest exposures accounted for 53.04% of the $28.85 million. These included Wells Fargo at $8.80 million and SunTrust Bank at $6.50 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos with at least one rating below investment grade as of September 30, 2014:

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,725	$2,233	$492	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,783	3,962	2,821	7,043
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,269	1,471	(202)	1,546
SECURITY 5	Mezzanine	C-2	Caa3	NR	C	1,978	1,170	808	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,342	574	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,487	3,221	1,266	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,799	877	1,651
SECURITY 9	Senior (org Mezz)	Mez	Ca	NR	C	0	0	0	3,214
SECURITY 10	Mezzanine	B	Ca	NR	WD	240	240	0	15,760
SECURITY 11	Mezzanine	B-1	Ca	NR	D	0	0	0	7,606
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,434	1,870	(436)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	962	1,091	(129)	406
SECURITY 14	Mezzanine	B-1	Caa1	NR	C	3,473	2,471	1,002	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,600	1,836	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,821	2,300	1,521	1,179
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,740	510	750
SECURITY 18	Senior	A-3	Aa1	BB+	A	5,000	3,900	1,100	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,420	2,735	685	0
SECURITY 20	Mezzanine	B-2	NR	CCC+	CCC	0	0	0	756
SECURITY 21	Mezzanine	B-1	NR	CCC-	CCC	0	0	0	450

Description	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 22	Mezzanine	B-1	B3	NR	C	2,500	1,675	825	0

						$52,370	$38,820	$13,550	$47,723

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	10.7%	13.3%	8.3%	65 - 85%	(75.8)%	67.1%	32.9%
2	6	0.7%	11.1%	6.8%	90%	(81.6)%	47.9%	52.1%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100%
4	37	20.1%	12.1%	6.9%	0 - 90%	(12.8)%	43.1%	56.9%
5	41	6.7%	12.9%	7.1%	45 - 90%	(4.0)%	91.3%	8.7%
6	44	7.5%	19.0%	6.7%	0 - 90%	(19.3)%	58.5%	41.5%
7	21	0.0%	20.3%	7.2%	N/A	(12.3)%	85.0%	15.0%
8	27	3.3%	22.4%	7.4%	75 - 90%	(25.9)%	68.3%	31.7%
9	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
10	8	4.6%	14.6%	6.8%	10%	(67.9)%	1.5%	98.5%
11	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
12	6	0.0%	19.5%	5.6%	N/A	(4.0)%	75.9%	24.1%
13	6	0.0%	19.5%	5.6%	N/A	(4.0)%	87.3%	12.7%
14	35	15.3%	9.6%	7.1%	15 - 90%	1.6%	88.5%	11.5%
15	16	4.5%	19.0%	9.5%	15 - 90%	(37.1)%	64.4%	35.6%
16	15	4.4%	18.8%	7.1%	0%	(30.5)%	76.4%	23.6%
17	30	3.0%	12.0%	7.0%	90%	(4.4)%	75.0%	25.0%
18	28	5.8%	12.9%	6.3%	15%	60.3%	100%	0.0%
19	5	0.6%	4.6%	6.7%	90%	31.4%	100%	0.0%
20	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
21	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
22	33	3.7%	11.5%	7.4%	50 - 90%	2.3%	100%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of September 30, 2014:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
Emigrant	NR	NR	B	$5,666	$4,080	$1,586
Bank of America	Ba1	NR	BB+	4,592	4,350	242
M&T Bank	NR	BBB-	BB+	2,989	3,264	(275)
Bank of America	Ba1	BB	BB+	500	516	(16)

				$13,747	$12,210	$1,537

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($973 thousand).

During the first nine months and third quarter of 2014, United recognized net other-than-temporary impairment charges totaling $5.77 million and $4.71 million, respectively, on certain Trup Cdos, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of September 30, 2014 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $1.54 million or 36.28% as loan originations in the secondary market exceeded loan sales during the first nine months of 2014. Portfolio loans, net of unearned income, increased $2.31 billion or 34.47% from year-end 2013 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2013, commercial, financial and agricultural loans increased $1.45 billion or 36.95% as commercial real estate loans increased $1.19 billion and commercial loans (not secured by real estate) increased $254.25 million. In addition, residential real estate loans and construction and land development loans increased $407.98 million or 22.40% and $418.26 million or 62.39%, respectively, while other consumer loans increased $46.28 million or 15.44%. The increases were due primarily to the Virginia Commerce acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $308.23 million from year-end 2013.

The following table summarizes the changes in the major loan classes since year-end 2013:

(Dollars in thousands)	September 30 2014	December 31 2013	$ Change	% Change
Loans held for sale	$5,773	$4,236	$1,537	36.28%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,044,951	$654,963	$389,988	59.54%
Nonowner-occupied commercial real estate	2,718,821	1,917,785	801,036	41.77%
Other commercial loans	1,592,606	1,338,355	254,251	19.00%

Total commercial, financial, and agricultural	$5,356,378	$3,911,103	$1,445,275	36.95%
Residential real estate	2,229,353	1,821,378	407,975	22.40%
Construction & land development	1,088,627	670,364	418,263	62.39%
Consumer:
Bankcard	10,110	11,023	(913)	(8.28%)
Other consumer	346,015	299,731	46,284	15.44%
Less: Unearned income	(14,580)	(9,016)	(5,564)	61.71%

Total Loans, net of unearned income	$9,015,903	$6,704,583	$2,311,320	34.47%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $95.15 million or 29.49% from year-end 2013. The Virginia Commerce acquisition added $104.59 million in other assets plus an additional $17.14 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $38.88 million. This increase was due mainly to $46.72 million of bank-owned life insurance policies acquired from Virginia Commerce partially offset by payments totaling $8.93 million for policies that were surrendered during the first nine months of 2014. The remainder of the increase in other assets is the result of an increase of $11.67 million in deferred tax assets, an increase of $4.25 million in OREO and an increase of $22.20 million in income taxes receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2014 increased $2.13 billion or 32.19% from year-end 2013 as a result of the Virginia Commerce acquisition. Virginia Commerce added $2.02 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $663.79 million or 35.41% while interest-bearing deposits increased $1.47 billion or 30.92% from

December 31, 2013. Organically, deposits increased $110.11 million from year-end 2013.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $518.50 million or 37.94%, personal noninterest-bearing deposits of $52.59 million or 12.78% and noninterest-bearing public funds of $23.91 million or 44.32% as a result of the Virginia Commerce acquisition.

The increase in interest-bearing deposits was due mainly to the Virginia Commerce acquisition as all major categories of interest-bearing deposits increased. Interest-bearing money market accounts (MMDAs) increased $657.07 million or 53.68%, time deposits over $100,000 increased $219.71 million or 24.87%, time deposits under $100,000 increased $114.67 million or 12.92%, and regular savings balances increased $85.17 million or 15.31%. The $657.07 million increase in interest-bearing MMDAs is due to a $341.78 million and a $320.51 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, decreased $5.23 million or 13.30%. The $219.71 million increase in time deposits over $100,000 is the result of a $156.40 million increase in fixed rate certificates of deposits (CDs), a $49.82 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $14.17 million increase in variable rate CDs. The $114.67 million increase in time deposits under $100,000 is due to fixed rate CDs increasing $92.93 million, variable rate CDs increasing $13.67 million, and CDARS balances increasing $5.19 million. Interest-bearing checking deposits increased $391.28 million mainly due to a $283.80 million increase in personal interest-bearing checking accounts, an $80.82 million increase in commercial interest-bearing checking accounts, and a $26.66 million increase in state and municipal interest-bearing checking accounts.

The following table summarizes the changes in the deposit categories since year-end 2013:

(Dollars In thousands)	September 30 2014	December 31 2013	$ Change	% Change
Demand deposits	$2,538,310	$1,874,520	$663,790	35.41%
Interest-bearing checking	1,587,240	1,195,956	391,284	32.72%
Regular savings	641,349	556,183	85,166	15.31%
Money market accounts	1,881,181	1,224,116	657,065	53.68%
Time deposits under $100,000	1,002,186	887,516	114,670	12.92%
Time deposits over $100,000	1,102,991	883,280	219,711	24.87%

Total deposits	$8,753,257	$6,621,571	$2,131,686	32.19%

Borrowings

Total borrowings at September 30, 2014 increased $601.03 million or 59.72% during the first nine months of 2014. Virginia Commerce added $468.15 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2013, short-term borrowings increased $43.47 million or 10.09% due to a $156.04 million increase in short-term securities sold under agreements to repurchase, which was partially offset by a $115 million decrease in short term FHLB advances. Federal funds purchased increased $2.44 million or 8.80%. Long-term borrowings increased $557.56 million or 96.85% since year-end 2013 as long-term FHLB advances increased $453.61 million. In addition, United assumed $53.70 million in long-term securities sold under agreements to repurchase and $50.64 million of junior subordinated debt securities, respectively, including purchase accounting amounts, in the Virginia Commerce acquisition.

The table below summarizes the change in the borrowing categories since year-end 2013:

(Dollars in thousands)	September 30 2014	December 31 2013	$ Change	% Change
Federal funds purchased	$30,120	$27,685	$2,435	8.80%
Short-term securities sold under agreements to repurchase	344,105	188,069	156,036	82.97%
Long-term securities sold under agreements to repurchase	52,713	0	52,713	100.00%
Short-term FHLB advances	100,000	215,000	(115,000)	(53.49%)
Long-term FHLB advances	830,679	377,069	453,610	120.30%
Issuances of trust preferred capital securities	249,863	198,628	51,235	25.79%

Total borrowings	$1,607,480	$1,006,451	$601,029	59.72%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2014 increased $5.75 million or 9.06% from year-end 2013. Virginia Commerce added $11.39 million. In particular, interest payable increased $1.14 million and other accrued expenses increased $1.07 million. In addition, dividends payable increased $6.00 million due to the additional shares issued in the Virginia Commerce acquisition. Partially offsetting these increases in accrued expenses and other liabilities is a $1.40 million decrease in other taxes payable due to a timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at September 30, 2014 increased $611.94 million or 58.74% from December 31, 2013 mainly as a result of the Virginia Commerce acquisition and retention of earnings, net of dividends declared. The Virginia Commerce transaction added approximately $552 million as 18,330,347 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $548 million. Earnings net of dividends for the first nine months of 2014 were $30.27 million.

Accumulated other comprehensive income increased $19.38 million due mainly to an increase of $14.38 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit net reclass portion of OTTI losses was $4.07 million related predominantly to the Trup Cdo portfolio and the after-tax accretion of pension costs was $929 thousand for the first nine months of 2014.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2014 was $96.63 million or $1.44 per diluted share compared to $65.97 million or $1.31 per share for the first nine months of 2013. Net income for the third quarter of 2014 was $33.26 million or $0.48 per diluted share, as compared to $22.17 million or $0.44 per diluted share for the prior year third quarter. United’s annualized return on average assets for the first nine months of 2014 was 1.12% and return on average shareholders’ equity was 8.22% as compared to 1.05% and 8.72% for the first nine months of 2013. For the third quarter of 2014, United’s annualized return on average assets was 1.10% and return on average shareholders’ equity was 7.96% as compared to 1.04% and 8.64% for the third quarter of 2013. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.93% and 8.20%, respectively, for the first half of 2014. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date.

The results for the first nine months and third quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $5.77 million and $4.71 million, respectively, on certain investment securities. The results for the first nine months of 2013 included noncash, before-tax, other-than-temporary impairment charges of $971 thousand on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013. As previously reported, United sold a former branch building during the first quarter of 2014 which resulted in a before-tax gain of $8.98 million. In addition, the results for the first nine months of 2014 included merger related expenses and charges of $5.29 million as compared to $1.56 million in the first nine months of 2013.

Net interest income for the first nine months of 2014 was $275.15 million, an increase of $74.50 million or 37.13% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $78.31 million while total interest expense only increased $3.81 million from the first nine months of 2013. Net interest income for the third quarter of 2014 was $95.92 million, an increase of $28.29 million or 41.83% from prior year’s third quarter. The increase in net interest income occurred because total interest income increased $30.15 million while total interest expense only increased $1.86 million from the third quarter of 2013.

The provision for credit losses was $15.63 million and $4.75 million for the first nine months and third quarter of 2014, respectively, as compared to $14.92 million and $4.78 million for the first nine months and third quarter of 2013, respectively. Noninterest income for the first nine months of 2014 was $61.97 million which was an increase of $6.19 million or 11.10% from the first nine months of 2013. For the third quarter of 2014, noninterest income was $16.32 million, which was a decrease of $2.02 million or 11.00% from the third quarter of 2013. Included in the results for the first nine months of 2014 was the gain on the sale of the former branch building. Included in noninterest income for 2014 and 2013 were the previously mentioned other-than-temporary impairment charges on investment securities. For the first nine months of 2014, noninterest expense increased $30.87 million or 21.23% from the first nine months of 2013. For the third quarter of 2014, noninterest expense increased $9.26 million or 19.06% from the third quarter of 2013.

For the first nine months of 2014 and 2013, income tax expense was $48.62 million and $30.16 million, respectively. The effective tax rate for the first nine months of 2014 and 2013 was 33.47% and 31.38%, respectively. Income taxes for the third quarter of 2014 were $16.38 million as compared to $10.43 million for the third quarter of 2013. For the quarters ended September 30, 2014 and 2013, United’s effective tax rate was 33.00% and 32.00%, respectively.

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

Net interest income for the first nine months of 2014 was $275.15 million, which was an increase of $74.50 million or 37.13% from the first nine months of 2013. The $74.50 million increase in net interest income occurred because total interest income increased $78.31 million while total interest expense only increased $3.81 million from the first nine months of 2013. Net interest income for the third quarter of 2014 was $95.92 million, which was an increase of $28.29 million or 41.83% from the third quarter of 2013. The $28.29 million increase in net interest income occurred because total interest income increased $30.15 million while total interest expense only increased $1.86 million from the third quarter of 2013. On a linked-quarter basis, net interest income for the third quarter of 2014 increased $1.99 million or 2.11% from the second quarter of 2014. The $1.99 million increase in net interest income occurred because total interest income increased $2.06 million while total interest expense only increased $72 thousand from the second quarter of 2014. Generally, interest income for the first nine months and third quarter of 2014 increased from the first nine months and third quarter of 2013 because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the first nine months and third quarter of 2014 increased from the first nine months and third quarter of 2013 because of the interest-bearing liabilities added from Virginia Commerce. However, the increase in interest expense was partially mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2014 was $279.94 million, an increase of $74.76 million or 36.43% from the first nine months of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $2.71 billion or 36.36% from the first nine months of 2013. Average net loans increased $2.09 billion or 32.52% for the first nine months of 2014 while average investment securities increased $488.49 million or 62.93%. In addition, the average cost of funds declined 11 basis points from the first nine months of 2013. In particular, the average cost of long-term borrowings declined 141 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2014 was a decline of 9 basis points in the average yield on earning assets as compared to the first nine months of 2013. In particular, the yield on average net loans declined 4 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at lower interest rates. The net interest margin for the first nine months of 2014 was 3.69%, which was an increase of a basis point from the first nine months of 2013.

Tax-equivalent net interest income for the third quarter of 2014 was $97.49 million, an increase of $28.37 million or 41.04% from the third quarter of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $3.04 billion or 40.32% from the third quarter of 2013. Average net loans increased $2.41 billion or 37.17% for the third quarter of 2014 while average investment securities increased $467.31 million or 56.89%. In addition, the average cost of funds declined 9 basis points from the third quarter of 2013. In particular, the average cost of long-term borrowings declined 100 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2014 was a decline of 5 basis points in the average yield on earning assets as compared to the third quarter of 2013. The net interest margin for the third quarter of 2014 was 3.66%, which was an increase of a basis point from a net interest margin of 3.65% for the third quarter of 2013.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2014 increased $1.95 million or 2.04% due mainly to an increase in average earning assets and a decrease in the average cost of funds. Average earning assets increased $199.26 million or 1.92% during the quarter. Average net loans increased $177.89 million or 2.04%. Average short-term investments increased $24.78 million or 6.53% while average investment securities were flat, decreasing $3.41 million or less than 1% for the quarter. The third quarter of 2014 average cost of funds decreased a basis point while the average yield on earning assets decreased 4 basis points from the second quarter of 2014. The net interest margin of 3.66% for the third quarter of 2014 was a decrease of 3 basis points from the net interest margin of 3.69% for the second quarter of 2014.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2014, September 30, 2013 and June 30, 2014 and the nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2014	2013	2014
Loan accretion	$901	$507	$2,434
Certificates of deposit	1,111	0	1,306
Long-term borrowings	135	(28)	156

Total	$2,147	$479	$3,896

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2014	2013
Loan accretion	$4,679	$2,110
Certificates of deposit	3,396	170
Long-term borrowings	387	(84)

Tax-equivalent net interest income	$8,462	$2,196

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2014, September 30, 2013 and June 30, 2014 and the nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2014	2013	2014
Net interest income, GAAP basis	$95,918	$67,630	$93,932
Tax-equivalent adjustment (1)	1,572	1,494	1,606

Tax-equivalent net interest income	$97,490	$69,124	$95,538

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2014	2013
Net interest income, GAAP basis	$275,152	$200,655
Tax-equivalent adjustment (1)	4,786	4,527

Tax-equivalent net interest income	$279,938	$205,182

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$404,113	$241	0.24%	$239,501	$157	0.26%
Investment Securities:
Taxable	1,169,647	7,873	2.69%	742,505	4,585	2.47%
Tax-exempt	119,095	1,336	4.49%	78,929	1,076	5.45%

Total Securities	1,288,742	9,209	2.86%	821,434	5,661	2.76%
Loans, net of unearned income (2)	8,958,574	98,979	4.39%	6,551,106	72,381	4.39%
Allowance for loan losses	(74,697)			(74,712)

Net loans	8,883,877		4.43%	6,476,394		4.44%

Total earning assets	10,576,732	$108,429	4.07%	7,537,329	$78,199	4.12%

Other assets	1,391,113			908,697

TOTAL ASSETS	$11,967,845			$8,446,026

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,308,323	$7,077	0.45%	$4,792,755	$6,569	0.54%
Short-term borrowings	441,184	234	0.21%	410,574	276	0.27%
Long-term borrowings	1,102,663	3,628	1.31%	383,786	2,230	2.31%

Total Interest-Bearing Funds	7,852,170	10,939	0.55%	5,587,115	9,075	0.64%

Noninterest-bearing deposits	2,409,687			1,796,258
Accrued expenses and other liabilities	47,899			44,497

TOTAL LIABILITIES	10,309,756			7,427,870
SHAREHOLDERS’ EQUITY	1,658,089			1,018,156

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,967,845			$8,446,026

NET INTEREST INCOME		$97,490			$69,124

INTEREST SPREAD			3.52%			3.48%
NET INTEREST MARGIN			3.66%			3.65%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$359,020	$656	0.24%	$233,538	$446	0.26%
Investment Securities:
Taxable	1,147,583	21,869	2.54%	692,133	11,973	2.31%
Tax-exempt	117,144	4,049	4.61%	84,100	3,365	5.34%

Total Securities	1,264,727	25,918	2.73%	776,233	15,338	2.63%
Loans, net of unearned income (2)	8,600,695	285,032	4.43%	6,508,355	217,258	4.46%
Allowance for loan losses	(74,560)			(74,651)

Net loans	8,526,135		4.47%	6,433,704		4.51%

Total earning assets	10,149,882	$311,606	4.10%	7,443,475	$233,042	4.19%

Other assets	1,339,783			923,766

TOTAL ASSETS	$11,489,665			$8,367,241

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,079,316	$20,493	0.45%	$4,846,751	$20,403	0.56%
Short-term borrowings	538,074	911	0.23%	380,818	694	0.24%
Long-term borrowings	962,977	10,264	1.43%	318,187	6,763	2.84%

Total Interest-Bearing Funds	7,580,367	31,668	0.56%	5,545,756	27,860	0.67%

Non-interest bearing deposits	2,287,643			1,759,629
Accrued expenses and other liabilities	49,425			50,509

TOTAL LIABILITIES	9,917,435			7,355,894
SHAREHOLDERS’ EQUITY	1,572,230			1,011,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,489,665			$8,367,241

NET INTEREST INCOME		$279,938			$205,182

INTEREST SPREAD			3.54%			3.52%
NET INTEREST MARGIN			3.69%			3.68%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2014 and 2013 was $15.63 million and $14.92 million, respectively. For the quarters ended September 30, 2014 and 2013, the provision for loan losses was $4.75 million and $4.78 million, respectively. Net charge-offs for the first nine months of 2014 were $14.11 million as compared to $14.25 million for the first nine months of 2013. Net charge-offs were $4.00 million for the third quarter of 2014 as compared to net charge-offs of $4.78 million for the same quarter in 2013. These lower amounts of provision expense and net charge-offs for 2014 compared to 2013 were due to a decline in the rate of impairment recognition necessary for deteriorating credits. On a linked-quarter basis, the provision for loans losses decreased $1.45 million while net charge-offs decreased $1.56 million from the second quarter of 2014. Annualized net charge-offs as a percentage of average loans were 0.22% and 0.18% for the first nine months and third quarter of 2014, respectively. These ratios compare favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.30% for the second quarter of 2014.

At September 30, 2014, nonperforming loans were $97.91 million or 1.09% of loans, net of unearned income compared to nonperforming loans of $81.13 million or 1.21% of loans, net of unearned income at December 31, 2013. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $16.69 million at September 30, 2014, an increase of $5.65 million or 51.14% from $11.04 million at year-end 2013. The increase was due mainly to an increase in past due commercial and industrial loans. At September 30, 2014, nonaccrual loans were $67.72 million, an increase of $5.79 million or 9.34% from $61.93 million at year-end 2013. The increase in nonaccrual loans was primarily due to two loans to one commercial customer totaling $5.44 million transferred to nonaccrual in the third quarter of 2014. Restructured loans were $13.50 million at September 30, 2014 as compared to $8.16 million restructured loans at year-end 2013. The increase was due mainly to two troubled loans to a commercial customer in the amount of $5.63 million being restructured in the second quarter of 2014. The loss potential on these loans has been evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $140.34 million, including OREO of $42.43 million at September 30, 2014, represented 1.16% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2014, impaired loans were $234.33 million, which was an increase of $141.67 million or 152.89% from the $92.66 million in impaired loans at December 31, 2013. This increase in impaired loans was due mainly to loans from the Virginia Commerce acquisition with evidence of credit quality deterioration with a balance of $138.75 million at September 30, 2014.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2014, the allowance for credit losses was $77.20 million which was comparable to $76.34 million at December 31, 2013.

At September 30, 2014, the allowance for loan losses was $75.72 million as compared to $74.20 million at December 31, 2013. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.84% at September 30, 2014 and 1.11% at December 31, 2013. For United, this ratio at September 30, 2014 decreased from the ratio at December 31, 2013 mainly because United was unable to carry-over Virginia Commerce’s previously established allowance for loan losses because acquired loans are recorded at fair value in accordance with accounting rules. Therefore, United recorded a downward fair value adjustment of approximately $90.4 million on the loans acquired from Virginia Commerce. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 77.34% and 91.46% at September 30, 2014 and December 31, 2013, respectively. This ratio declined because nonperforming loans increased $16.78 million or 20.68% while the allowance for loan losses only increased $1.52 million or 2.05% from year-end 2013. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $1.39 million or 1.87%. This increase in allocations coincided with the increase of provision for losses in the third quarter. There was also a slight increase in the estimate for imprecision. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at September 30, 2014 produced increased allocations in three of the six loan categories. The other commercial loan pool allocation increased by $5.44 million due to an increase in impairment recognition and an increase in classified loans within the portfolio. The allowance allocated to real estate construction and development loan pool increased by $608 thousand due to an increase in portfolio outstandings. The consumer loan pool also experienced an increase of $195 thousand due to an increase in portfolio outstandings. Offsetting these increases was a decrease in the allocation related to the residential real estate loan pool of $2.85 million due to a decrease in historical loss rates applied to the portfolio in addition to a decrease in specific impairments within the commercial portfolio. The commercial real estate owner-occupied loan pool allocation decreased by $1.28 million primarily due to a decrease in criticized loans within the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $724 thousand due to a decline in specific impairments recognized within the portfolio. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2013 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $11.97 million at September 30, 2014 and $12.48 million at December 31, 2013. In comparison to the prior year-end, this element of the allowance decreased by $511 thousand due to offsetting factors of increased specific allocations for other commercial loans and decreased specific allocations for the nonowner-occupied commercial real estate and the residential real estate loan pools.

Management believes that the allowance for credit losses of $77.20 million at September 30, 2014 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income was $61.97 million for the first nine months of 2014 which was an increase of $6.19 million or 11.10% from the first nine months of 2013. For the third quarter of 2014, noninterest income was $16.32 million, which was a decrease of $2.02 million or 11.00% from the third quarter of 2013.

Included in noninterest income for the first nine months of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises as well as noncash, before-tax, other-than-temporary impairment charges of $5.77 million on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $971 thousand on certain investment securities for the first nine months of 2013. In addition, net gains on sales and calls of investment securities were $2.13 million and $589 thousand for the first nine months of 2014 and 2013, respectively. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the first nine months of 2014 was flat, increasing $474 thousand or less than 1% from the first nine months of 2013. For the third quarter of 2014, net losses on investment securities transactions were $3.41 million as compared to net gains of $101 thousand for the third quarter of 2013. Included in net losses on investment securities transactions for the third quarter of 2014 were before-tax other-than-temporary impairment charges of $4.71 million on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013. In addition, net gains on sales and calls of investment securities were $1.31 million and $101 thousand for the third quarter of 2014 and 2013, respectively. Excluding the results of security transactions, noninterest income for the third quarter of 2014 would have increased $1.49 million or 8.17% from the third quarter of 2013. Although excluding the net gain on the sale of bank premises and the results of security transactions is a non-GAAP measure, United’s management believes noninterest income without the net gain on the sale of bank premises and noncash, before-tax, other-than-temporary impairment charges as well as net securities gains and losses on sales and calls is more indicative of United’s performance because it isolates income that is primarily customer relationship driven and is more indicative of normalized operations. In addition, these items can fluctuate greatly from quarter to quarter or could be infrequent and are thus difficult to predict.

The following table reconciles the difference between noninterest income and noninterest income excluding the results of security transactions for the three months ended September 30, 2014, September 30, 2013, and June 30, 2014 and the nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended
(Dollars in thousands)	September 30 2014	September 30 2013	June 30 2014
Total Non-Interest Income, GAAP basis	$16,319	$18,335	$19,135
Less: Net other-than-temporary impairment losses	(4,714)	0	(421)
Less: Net gains on sales/calls of investment securities	1,309	101	1

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$19,724	$18,234	$19,555

	Nine Months Ended
(Dollars in thousands)	September 30 2014	September 30 2013
Total Non-Interest Income, GAAP basis	$61,974	$55,782
Less: Net gain on the sale of bank premises	8,976	0
Less: Net other-than-temporary impairment losses	(5,774)	(971)
Less: Net gains on sales/calls of investment securities	2,134	589

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$56,638	$56,164

Revenue from trust income and brokerage commissions for the first nine months and third quarter of 2014 increased $1.50 million or 12.31% and $468 thousand or 11.68%, respectively, due mainly to an increase in brokerage volume and an increase in the value of trust assets under management. Revenue from trust and brokerage services was $13.71 million and $4.47 million for the first nine months and third quarter of 2014, respectively, as compared to $12.21 million and $4.01 million for the first nine months and third quarter of 2013, respectively.

Fees from deposit services for the first nine months of 2014 were $31.60 million, an increase of $1.42 million or 4.71% from the first nine months of 2013. In particular, debit card and ATM income increased $1.00 million and $495 thousand, respectively, during the first nine months of 2014. Partially offsetting these increases was a decrease in overdraft fees of $359 thousand for the first nine months of 2014. For the third quarter of 2014, fees from deposit services were $11.13 million, an increase of $793 thousand or 7.67% from the third quarter of 2013. In particular, debit card and ATM income increased $444 thousand and $96 thousand, respectively.

Income from bank-owned life insurance decreased $691 thousand or 14.66% for the first nine months as compared to the first nine months of 2013. The decrease was due to proceeds received from large death benefits in the first quarter of 2013. Income from bank-owned life insurance increased $187 thousand or 16.43% for the third quarter of 2014 as compared to the third quarter of 2013 due to an increase in the cash surrender values.

Mortgage banking income decreased $838 thousand or 36.29% for the first nine months of 2014 as compared to the first nine months of 2013. This decrease was due primarily to decreased mortgage loan sales in the secondary market. Mortgage loan sales were $69.92 million in the first nine months of 2014 as compared to $135.18 million in the first nine months of 2013. Mortgage banking income increased $169 thousand or 27.93% for the third quarter of 2014 as compared to the third quarter of 2013. This increase was due primarily to increased mortgage loan sales in the secondary market. Mortgage loan sales were $31.77 million in the third quarter of 2014 as compared to $38.65 million in the third quarter of 2013.

Other income decreased $951 thousand or 41.73% for the first nine months of 2014. This decrease in other income is due mainly to a decrease of $753 thousand from derivatives not in a hedging relationship as a result of a change in value. A corresponding amount of expense from derivatives not in a hedging relationship is included in other expense in the income statement. For the third quarter of 2014, other income decreased $138 thousand or 25.46% due mainly to a decrease of $112 thousand in loan referral fees.

On a linked-quarter basis, noninterest income for the third quarter of 2014 decreased $2.82 million from the second quarter of 2014. Included in the results for the third quarter and second quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $4.71 million and $421 thousand, respectively. In addition, the results for the third quarter of 2014 included net gains on sales and calls of investment securities of $1.31 million. Excluding the noncash, other-than-temporary impairment charges as well as net gains from sales and calls of investment securities, noninterest income was flat on a linked-quarter basis. Increases in fees from deposit services of $232 thousand as a result of increases in overdraft fees and mortgage banking income of $336 thousand due to increased sales in the secondary market were mostly offset by declines in income from trust and brokerage services of $167 thousand due to decreased volume and the timing of annual and one-time service fees and income from bank-owned insurance policies of $120 thousand due to a decline in the cash surrender value.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2014, noninterest expense increased $30.87 million or 21.23% from the first nine months of 2013. Noninterest expense increased $9.26 million or 19.06% for the third quarter of 2014 compared to the same period in 2013. These increases are mainly due to the Virginia Commerce acquisition in the first quarter of 2014.

Employee compensation increased $17.90 million or 35.21% for the first nine months of 2014 when compared to the first nine months of 2013. Included in employee compensation for the first nine months of 2014 were merger severance charges of $3.64 million. Employee compensation for the third quarter of 2014 increased $4.90 million or 28.40% from the third quarter of 2013. The increases were due mainly to the additional employees from the Virginia Commerce acquisition.

Employee benefits expense for the first nine months of 2014 decreased $1.94 million or 11.10% as compared to the first nine months of 2013. Employee benefits expense for the third quarter of 2014 decreased $1.09 million or 18.64% from the third quarter of 2013. Specifically within employee benefits expense, pension expense decreased $4.35 million and $1.56 million for the first nine months and third quarter of 2014, respectively, from the same periods last year as a result of a change in the discount rate used in the valuation process at year-end 2013 which more than offset the additional expense from the increased number of employees from the Virginia Commerce acquisition. Health insurance costs increased $1.07 million and $161 thousand for the first nine months and third quarter of 2014, respectively, from the first nine months and third quarter of 2013. FICA expense increased $948 thousand and $233 thousand for the first nine months and third quarter of 2014, respectively, as compared to the same periods last year.

Net occupancy expense for the first nine months and third quarter of 2014 increased $4.41 million or 29.49% and $1.47 million or 29.79%, respectively, from the first nine months and third quarter of 2013. In particular, building rental expense increased $2.77 million and $1.00 million for the first nine months and third quarter of 2014, respectively. In addition, building maintenance and building depreciation increased $620 thousand and $505 thousand for the first nine months of 2014 and 2013, respectively, and $153 thousand and $195 thousand for the third quarter of 2014 and 2013, respectively. These increases were due mainly the additional offices acquired from Virginia Commerce.

Equipment expense for the first nine months of 2014 increased $1.15 million or 21.38% from the first nine months of 2013. Equipment expense for the third quarter of 2014 increased $416 thousand or 21.22% from the third quarter of 2013. The increases were due mainly to increases in equipment maintenance and depreciation as a result of the Virginia Commerce acquisition.

Data processing expense increased $2.19 million or 25.96% and $905 thousand or 31.42% for the first nine months and third quarter of 2014, respectively, as compared to the same periods in prior year due to the additional processing as a result of the Virginia Commerce acquisition.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the first nine months and third quarter of 2014 increased $897 thousand or 19.24% and $442 thousand or 28.72%, respectively, from the first nine months and third quarter of 2013. These increases were due to a higher assessment base as a result of the Virginia Commerce acquisition.

Other expense for the first nine months and third quarter of 2014 increased $6.41 million or 17.09% and $1.91 million or 15.56% from the first nine months and second quarter of 2013, respectively. Generally, these increases were due mainly to an increase in general operating expenses as a result of the Virginia Commerce acquisition. In particular, business franchise taxes for the first nine months and third quarter of 2014 increased $2.00 million and $702 thousand, respectively, from the same time periods last year. Other increases for the first nine months and third quarter of 2014, respectively, included ATM processing expenses of $1.15 million and $317 thousand, amortization on core deposit intangibles of $1.45 million and $576 thousand, and advertising expenses of $855 thousand and $642 thousand.

On a linked-quarter basis, noninterest expense for the third quarter of 2014 increased $603 thousand or 1.05% from the second quarter of 2014. This increase was due primarily to increases of $781 thousand and $627 thousand in other real estate owned (OREO) expense due to declines in the fair values of OREO properties and employee compensation due to increased commissions, respectively. Partially offsetting these increases was a decrease of $437 thousand in employee benefits expense due to a decrease in health insurance costs.

Income Taxes

Income tax expense for the first nine months of 2014 and 2013 was $48.62 million and $30.16 million, respectively. For the first nine months of 2014 and 2013, United’s effective tax rate was 33.47% and 31.38%, respectively. Income taxes for the third quarter of 2014 were $16.38 million as compared to $10.43 million for the third quarter of 2013. For the quarters ended September 30, 2014 and 2013, United’s effective tax rate was 33.00% and 32.00%, respectively. The effective tax rate for the first nine months was increased by 1% as a direct result of the Virginia Commerce acquisition. The remaining increase was due to the adjustment in the deferred tax rate related to a reduction in the State of West Virginia corporate income tax rate as well as a change in apportionment factors. Going forward, United expects its effective tax rate to be 33% on remaining future earnings in 2014. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2014, United recorded a liability for uncertain tax positions, including interest and penalties, of $3.45 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2013 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2014 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2013 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2014, cash of $99.50 million was provided by operating activities due mainly to net income of $96.63 million for the first nine months of 2014. Net cash of $115.60 million was used in investing activities which was primarily due to loan growth of $308.23 million. Partially offsetting this use of cash was net cash of $97.30 million received in the Virginia Commerce acquisition and net proceeds of $81.27 million from the sales, calls, redemptions and maturities of investment securities over purchases. During the first nine months of 2014, net cash of $190.76 million was provided by financing activities due primarily to net proceeds of $353.61 million from long-term FHLB borrowings and growth of $110.11 million in deposits. Partially offsetting these increases was a decrease in short-term borrowings of $220.35 million. An additional use of cash for financing activities was the payment of cash dividends in the amount of $60.35 million for the first nine months of 2014. The net effect of the cash flow activities was an increase in cash and cash equivalents of $174.65 million for the first nine months of 2014.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.39% at September 30, 2014 and 13.71% at December 31, 2013, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.49% and 10.57%, respectively, at September 30, 2014, are also well above regulatory minimum requirements. United’s Tier I capital and leverage ratios at December 31, 2013 were 12.51% and 10.72%, respectively.

Total shareholders’ equity was $1.65 billion at September 30, 2014, increasing $611.94 million or 58.74% from December 31, 2013 primarily due to the Virginia Commerce acquisition and the retention of earnings. United’s equity to assets ratio was 13.68% at September 30, 2014 as compared to 11.93% at December 31, 2013. The primary capital ratio, capital and reserves to total assets and reserves, was 14.23% at September 30, 2014 as compared to 12.69% at December 31, 2013. United’s average equity to average asset ratio was 13.68% for the first nine months of 2014 as compared to 12.09% for the first nine months of 2013. All of these financial measurements reflect a financially sound position.

During the third quarter of 2014, United’s Board of Directors declared a cash dividend of $0.32 per share. Cash dividends were $0.96 per common share for the first nine months of 2014. Total cash dividends declared were $22.14 million for the third quarter of 2014 and $66.36 million for the first nine months of 2014 as compared to $15.62 million and $46.84 million, respectively, for the third quarter and first nine months of 2013. The increase was due mainly to the additional shares issued in the Virginia Commerce acquisition as well as the increase in the cash dividend amount per share.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2014 and December 31, 2013:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2014	December 31, 2013
+200	(0.47%)	2.01%
+100	(0.74%)	0.21%
-100	1.98%	(0.80%)

At September 30, 2014, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.74% over one year as compared to an increase of 0.21% at December 31, 2013. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.47% over one year as of September 30, 2014, as compared to an increase of 2.01% as of December 31, 2013. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.98% over one year as of September 30, 2014 as compared to a decrease of 0.80%, over one year as of December 31, 2013. With the federal funds rate at 0.25% at September 30, 2014 and December 31, 2013, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At September 30, 2014, United’s mortgage related securities portfolio had an amortized cost of $863 million, of which approximately $474 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.6 years and a weighted average yield of 2.68%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.1%, less than the price decline of a 7 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $269 million in balloon securities with a projected yield of 1.94% and a projected average life of 5.5 years on September 30, 2014. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 1.5 years and a weighted average maturity (WAM) of 5.9 years.

United had approximately $29 million in 15-year mortgage backed securities with a projected yield of 3.26% and a projected average life of 2.9 years as of September 30, 2014. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.1 years and a weighted average maturity (WAM) of 8.5 years.

United had approximately $45 million in 20-year mortgage backed securities with a projected yield of 2.89% and a projected average life of 5.4 years on September 30, 2014. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 2.6 years and a weighted average maturity (WAM) of 17.3 years.

United had approximately $20 million in 30-year mortgage backed securities with a projected yield of 3.33% and a projected average life of 5.2 years on September 30, 2014. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 5.8 years and a weighted average maturity (WAM) of 23.6 years.

The remaining 3% of the mortgage related securities portfolio at September 30, 2014, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2014 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended September 30, 2014 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2014	0	$00.00	0	322,200
8/01 – 8/31/2014	6	$33.12	0	322,200
9/01 – 9/30/2014	0	$00.00	0	322,200

Total	6	$33.12	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2014, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2014, the following shares were purchased for the deferred compensation plan: August 2014 – 6 shares at an average price of $33.12.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.

Exhibit 2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 10, 2014	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date: November 10, 2014	/s/ Steven E. Wilson
Steven E. Wilson, Executive
Vice President, Treasurer,
Secretary and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(a	)

2.2	Supplement for Merger Sub Accession to Agreement and Plan of Reorganization	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

10.1	Form of Consulting Agreement by and between Peter A. Converse and United Bank	(e	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	87

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	88

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	89

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	90

101	Interactive data file (XBRL)	(f	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to Exhibit 2.1 to the Form S-4/A dated July 18, 2013 and filed July 18, 2013 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(e)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No.0-13322.
(f)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.