Form 10-K
period 2014-12-31
UNITED BANKSHARES INC/WV
filed 2015-03-02
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2014, was approximately $2,068,252,392.

As of January 31, 2015, United Bankshares, Inc. had 69,321,713 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 3, 2015 for the 2015 Annual Shareholders’ Meeting to be held on May 20, 2015, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2014, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-nine banking institutions including its recent acquisition of Virginia Commerce Bancorp, Inc. which consummated after the close of business on January 31, 2014. As of December 31, 2014, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, and brokerage services.

Employees

As of December 31, 2014, United and its subsidiaries had approximately 1,703 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2014, United’s consolidated assets approximated $12.3 billion and total shareholders’ equity approximated $1.7 billion.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $2.40 billion or 35.80% in 2014 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Accordingly, all major categories of loans increased for the year of 2014. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial real estate loans and construction loans increased $1.20 billion or 46.79% and $462.89 million or 69.05%, respectively. Commercial loans (not secured by real estate) increased $239.08 million or 17.86%. Residential real estate loans increased $441.98 million or 24.27%. Consumer loans increased $58.14 million or 18.71%.

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

As of December 31, 2014, approximately $441.1 million or 4.85% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage. Of the $441.1 million, $189.2 million is secured by first deeds of trust on residential real estate with $155.2 million of that total falling in a loan-to-value (LTV) range of 90% to 100% and $34.0 million above a LTV of 100%; $13.6 million is secured by subordinate deeds of trust on residential real estate with $6.0 million between a LTV of 90% to 100% and $7.6 million above a LTV of 100%; and $202.1 million is secured by commercial real estate generally ranging from the regulatory limit for the type of commercial real estate up to a LTV of 100%. Of the $202.1 million high loan to value commercial loans, $94.9 million are classified as Other Construction Loans and Land Loans, $41.9 million are Non-residential Secured, $21.4 million are Commercial Owner occupied properties, $24.6 million are 1-4 family Residential Secured properties, $11.2 million are Multi-family Residential Secured properties, $5.2 million are Residential Construction Loans and the remaining $2.8 million are Secured by Farmland.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2014, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $6.4 billion as of December 31, 2014. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classifications that exceeded 10% of total loans. As of December 31, 2014, approximately $3.5 billion or 38.1% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers. Processing of all loans is centralized in the Charleston, West Virginia office. As of December 31, 2014, the balance of mortgage loans being serviced by United for others was insignificant.

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

During 2014, United originated $96.4 million of real estate loans for sale in the secondary market and sold $92.0 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2014 were $1.88 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2014, 2013, and 2012 were $33.9 million, $19.5 million, and $20.9 million, respectively. For the years of 2014, 2013 and 2012, United realized net gains on sales of securities of $3.4 million, $1.5 million and $446 thousand, respectively. In the year 2014, United recognized other-than-temporary impairment (OTTI) charges of $6.5 million, all consisting of OTTI on pooled trust preferred collateralized debt obligations (TRUP CDOs). In the year 2013, United recognized other-than-temporary impairment (OTTI) charges of $7.3 million consisting primarily of $7.2 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $137 thousand on equity securities. In the year 2012, United recognized other-than-temporary impairment (OTTI) charges of $7.4 million consisting primarily of $6.0 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $1.4 million on collateralized mortgage obligations (CMOs).

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

As of December 31, 2014, there were 65 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 98 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2014, West Virginia’s seasonally adjusted unemployment rate was 6.0% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 5.6%. The number of unemployed state residents fell 2,600 to 47,100 for the month of December as compared to the month of November. Total unemployment was down 500 over the year of 2014. The state unemployment rate of 6.0% for December 2014 was a decrease from a rate of 6.3% for the month of November 2014 and equal to the rate for December 2013. West Virginia’s not seasonally adjusted unemployment rate was 5.4% in December 2014. According to the latest forecast from the West Virginia University College of Business and Economics, employment growth, income growth, and the unemployment rate are expected to be stronger in the coming five years, compared to those numbers observed over the past decade. However, it is expected that the state will lag the nation in terms of employment, income and population growth over the next five years. Employment in West Virginia is estimated to increase 0.9% per year through 2019, compared to an expectation of 1.5% for the rest of the nation. Job growth in natural resources and mining is expected to drop off considerably from the pace experienced in the previous decade, diminishing to a 0.2% annual rate. Construction is expected to add jobs at the fastest rate going forward, but service-providing sectors will tend to pace the state’s overall performance over the next five years, led by professional and business services and education and health services. The state’s unemployment is expected to remain relatively stable through early 2016, but will fall later in the outlook period, reaching 5% by the end of 2019. However, this decline is attributable to not only job gains, but also demographic trends, since a larger share of the state’s workforce will be retiring and exiting the labor force. Per capita personal income is expected to grow at an annual average rate of 2.3% over the next five years, below the national rate of 2.6%.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate decreased 0.2% for the month of December 2014 to 4.8%, its lowest level since October 2008. Virginia’s seasonally adjusted unemployment rate for December of 2014 of 4.8% was down 0.4% from December 2013. December’s decrease was the third consecutive monthly decline. Seasonally adjusted nonfarm employment was up 6,000 jobs between November 2014 and December 2014 to 3,797,300, surpassing the pre-recession peak. In December, the number of those seeking work declined by 9,190, or 4.3%, while household employment increased by 3,459, or 0.1%. Once again, the labor force contracted, but only by 5,731, or 0.1%. Virginia’s seasonally adjusted unemployment rate continues below the national rate of 5.6%. According to The Thomas Jefferson Institute for Public Policy, after a slow and uneven recovery from a severe national recession that ended June 2009, Virginia’s employment is finally at pre-recession levels. The progress of economic recovery is mixed around the state: six of Virginia’s metro areas have expanded beyond pre-recession employment levels, but four metros continue in the “recovery” phase. In the near term, Virginia’s job growth is expected to continue at a modest pace, dampened by the federal government’s across-the-board budget cuts. On an annual average basis, employment in the state is projected to expand 0.6% in 2015; this projected growth rate, however, remains well below the 1.7% annualized growth rate projected for the nation in 2015. Employment is expected to grow in every metro area in the state in 2015. Employment in six of Virginia’s metro areas is forecast to grow less than 1% in 2015. In particular, employment is expected to expand modestly in Charlottesville (+0.4%) and Northern Virginia (+0.6%) in 2015. Metro areas with above-average job growth expectations for 2015 include Winchester (+1.7%) and Harrisonburg (+1.6%).

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

SEC regulations require us to disclose certain types of business and financial data on a regular basis to the SEC and to our shareholders. We are required to file annual, quarterly and current reports with the SEC. We prepare and file an annual report on Form 10-K with the SEC that contains detailed financial and operating information, as well as a management response to specific questions about the our operations. SEC regulations require that our annual reports to shareholders contain certified financial statements and other specific items such as management’s discussion and analysis of our financial condition and results of operations. We must also file quarterly reports with the SEC on Form 10-Q that contain detailed financial and operating information for the prior quarter and we must file current reports on Form 8-K to provide the pubic with information on recent material events.

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

On December 10, 2013, the banking agencies issued a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule”. The Federal Reserve issued an order on December 18, 2014 extending the period which banking entities have to divest disallowed securities under the Volker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (Trup Cdos) from the prohibitions under the Volcker Rule.

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

United’s FDIC insurance expense totaled $7.6 million, $6.2 million and $6.1 million in 2014, 2013 and 2012, respectively.

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

On July 2, 2013, the Federal Reserve, United’s and its banking subsidiaries’ primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period).

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

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

The Basel III liquidity framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests. One test, referred to as the “Liquidity Coverage Ratio” (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the “Net Stable Funding Ratio” (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase long-term debt as a funding source. On September 3, 2014, the federal banking agencies finalized rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations, neither of which would apply to United or its banking subsidiaries. The federal banking agencies have not yet proposed rules to implement the NSFR.

Management believes that, as of December 31, 2014, United and its banking subsidiaries would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

By regulation, an institution is “well-capitalized” if it has a total risk-based capital ratio of ten percent (10%) or greater, a Tier 1 risk-based capital ratio of six percent (6%) or greater and a Tier 1 leverage ratio of five percent (5%) or greater and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. United’s Banking Subsidiaries were “well capitalized” institutions as of December 31, 2014. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2018.

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

On July 2, 2013, the Federal Reserve published final rules that substantially amend the regulatory risk-based capital rules applicable to United, United Bank (West Virginia) and United Bank (Virginia). The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, or the Basel III Capital Rules. The new rules were effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period for certain of the new rules).

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

Under the Basel III Capital Rules, the initial minimum capital and leverage ratios as of January 1, 2015 are as follows:

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2014, an aggregate of approximately $37.6 million and $34.7 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and thirty (130) full service offices—fifty-six (56) offices located throughout West Virginia, sixty-nine (69) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for three in the Wheeling area, two in the Charleston area, two in the Beckley area, and one each in Morgantown, Parkersburg, Charles Town, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Fairfax and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston and Morgantown, West Virginia and Chantilly, Virginia areas.

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

Stock

As of January 31, 2015, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 69,321,713 were issued, including 18,548 shares held as treasury shares. The outstanding shares are held by approximately 6,906 shareholders of record, as well as 20,416 shareholders in street name as of January 31, 2015. The numbers above include the shares issued to the former shareholders of Virginia Commerce Bancorp, Inc. as a result of the acquisition. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a new stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2014 and 2013, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.28 per share in 2014, $1.25 per share in 2013 and $1.24 per share in 2012. See “Market and Stock Prices of United” for quarterly dividend information.

The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United’s state member Banking Subsidiaries is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note T, Notes to Consolidated Financial Statements.

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 23, 2015, the last practicable date, was $36.92.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2015	Dividends		High	Low
First Quarter through February 23, 2015	$0.32	(1)	$37.86	$33.25
2014
Fourth Quarter	$0.32		$38.00	$30.39
Third Quarter	$0.32		$33.60	$30.89
Second Quarter	$0.32		$32.50	$28.19
First Quarter	$0.32		$32.08	$28.23
2013
Fourth Quarter	$0.32		$32.71	$28.06
Third Quarter	$0.31		$29.45	$26.04
Second Quarter	$0.31		$26.84	$24.46
First Quarter	$0.31		$27.24	$24.80

(1)	On February 23, 2015, United declared a dividend of $0.32 per share, payable April 1, 2015, to shareholders of record as of March 13, 2015.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2014, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2009 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
United Bankshares, Inc.	100.00	153.11	155.70	140.59	189.83	235.05
NASDAQ Bank Index	100.00	114.13	102.19	121.20	171.67	180.04
S&P Mid-Cap Index	100.00	126.60	124.42	146.54	195.51	214.50

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2014	0	$00.00	0	322,200
11/01 – 11/30/2014	5	$30.87	0	322,200
12/01 – 12/31/2014	0	$00.00	0	322,200

Total	5	$30.87

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2014, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2014, the following shares were purchased for the deferred compensation plan: November 2014 –5 shares at an average price of $30.87.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2014. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Summary of Operations:
Total interest income	$418,542	$306,154	$323,897	$316,522	$323,382
Total interest expense	42,834	36,313	46,190	55,794	85,196
Net interest income	375,708	269,841	277,707	260,728	238,186
Provision for loan losses	21,937	19,267	17,862	17,141	13,773
Other income	80,962	66,506	64,842	49,055	58,549
Other expense	239,847	192,036	203,206	182,266	178,558
Income taxes	64,998	39,416	38,874	34,766	32,457
Net income	129,888	85,628	82,607	75,610	71,947
Cash dividends	88,522	62,981	62,351	56,827	52,300

Per common share:
Net income:
Basic	1.93	1.70	1.64	1.62	1.65
Diluted	1.92	1.70	1.64	1.61	1.65
Cash dividends	1.28	1.25	1.24	1.21	1.20
Book value per share	23.90	20.66	19.74	19.29	18.18

Selected Ratios:
Return on average shareholders’ equity	8.13%	8.43%	8.35%	8.50%	9.19%
Return on average assets	1.11%	1.02%	0.98%	0.97%	0.95%
Dividend payout ratio	68.15%	73.55%	75.48%	75.16%	72.69%

Selected Balance Sheet Data:
Average assets	$11,652,776	$8,419,456	$8,399,513	$7,780,836	$7,533,974
Investment securities	1,316,040	889,342	729,402	824,219	794,715
Loans held for sale	8,680	4,236	17,762	3,902	6,869
Total loans	9,104,652	6,704,583	6,511,416	6,230,777	5,260,326
Total assets	12,328,811	8,735,324	8,420,013	8,451,470	7,155,719
Total deposits	9,045,485	6,621,571	6,752,986	6,819,010	5,713,534
Long-term borrowings	1,105,314	575,697	284,926	345,366	386,458
Total liabilities	10,672,651	7,693,592	7,427,762	7,482,626	6,362,707
Shareholders’ equity	1,656,160	1,041,732	992,251	968,844	793,012

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2014, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2014, the allowance for loan losses was $75.5 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.6 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2014 net income by approximately $4.9 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not they will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note C and Note U, Notes to Consolidated Financial Statements.

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

For acquired performing loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans.

See Note B and D, Notes to Consolidated Financial Statements for additional information regarding United’s acquired loans disclosures.

Income Taxes

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note M, Notes to Consolidated Financial Statements for information regarding United’s ASC topic 740 disclosures.

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

At December 31, 2014, approximately 10.62% of total assets, or $1.31 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 94.09% or $1.23 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 5.91% or $77.41 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At December 31, 2014, only $4.14 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note U for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2014 COMPARED TO 2013

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2014 were $12.33 billion which was an increase of $3.59 billion or 41.14% from December 31, 2013, primarily the result of the acquisition of Virginia Commerce Bancorp, Inc. (Virginia Commerce) after the close of business on January 31, 2014. Portfolio loans increased $2.40 billion or 35.80%, cash and cash equivalents increased $336.45 million or 80.76%, investment securities increased $426.70 million or 47.98%, goodwill increased $334.25 million or 89.00%, other assets increased $79.62 million or 24.68%, bank premises and equipment increased $7.62 million or 10.91% and interest receivable increased $5.67 million or 21.26% due primarily to the Virginia Commerce merger. Total liabilities increased $2.98 billion or 38.72% from year-end 2013. This increase in total liabilities was due mainly to an increase of $2.42 billion or 36.61% and $534.52 million or 53.11% in deposits and borrowings, respectively, mainly due to the Virginia Commerce acquisition. Shareholders’ equity increased $614.43 million or 58.98% from year-end 2013 due primarily to the acquisition of Virginia Commerce.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014 increased $336.45 million or 80.76% from year-end 2013. Of this total increase, interest-bearing deposits with other banks increased $295.54 million or 105.14% as United placed excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $40.91 million or 30.34% and federal funds sold were flat. During the year of 2014, net cash of $144.79 million and $396.46 million was provided by operating activities and financing activities, respectively, while $204.80 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2014 increased $426.70 million or 47.98% from year-end 2013. Virginia Commerce added $476.54 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $405.10 million or 52.25%. This change in securities available for sale reflects $461.76 million acquired from Virginia Commerce, $531.13 million in sales, maturities and calls of securities, $445.48 million in purchases, and an increase of $29.72 million in market value. Securities held to maturity declined $1.66 million or 4.04% from year-end 2013 due to calls and maturities of securities. Other investment securities increased $23.25 million or 31.81% from year-end 2013. Virginia Commerce added $14.78 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $13.05 million and FHLB stock decreased $4.76 million.

The following is a summary of available for sale securities at December 31:

	2014	2013	2012
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$88,559	$172,324	$336,747
States and political subdivisions	133,730	60,861	76,765
Mortgage-backed securities	876,006	474,104	126,338
Asset-backed securities	8,004	9,257	11,729
Marketable equity securities	3,631	3,299	6,660
Trust preferred collateralized debt obligations	51,328	73,862	94,794
Single issue trust preferred securities	13,760	14,346	15,286
Corporate securities	4,998	4,996	4,996

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$1,180,016	$813,049	$673,315

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$1,180,386	$775,284	$625,625

The following is a summary of held to maturity securities at December 31:

	2014	2013	2012
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$10,599	$10,762	$10,916
States and political subdivisions	9,369	10,367	12,515
Mortgage-backed securities	41	50	61
Single issue trust preferred securities	19,281	19,766	19,750
Other corporate securities	20	20	225

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$39,310	$40,965	$43,467

TOTAL HELD TO MATURITY SECURITIES, at fair value	$36,784	$38,293	$42,695

At December 31, 2014, gross unrealized losses on available for sale securities were $17.47 million. Securities in an unrealized loss position at December 31, 2014 consisted primarily of Trup Cdos and agency commercial mortgage-backed securities. The Trup Cdos relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate mainly to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by Fannie Mae or Freddie Mac.

As of December 31, 2014, United’s mortgage-backed securities had an amortized cost of $876.05 million, with an estimated fair value of $884.85 million. The portfolio consisted primarily of $547.87 million in agency residential mortgage-backed securities with a fair value of $555.73 million, $11.47 million in non-agency residential mortgage-backed securities with an estimated fair value of $12.02 million, and $316.71 million in commercial agency mortgage-backed securities with an estimated fair value of $317.10 million. As of December 31, 2014, United’s asset-backed securities had an amortized cost of $8.00 million, with an estimated fair value of $8.03 million.

As of December 31, 2014, United’s corporate securities had an amortized cost of $93.02 million, with an estimated fair value of $76.41 million. The portfolio consisted primarily of $51.33 million in Trup Cdos with a fair value of $39.56 million and $33.04 million in single issue trust preferred securities with an estimated fair value of $27.43 million. The portfolio also included other corporate securities with an amortized cost of $5.02 million and an estimated fair value of $5.16 million. In addition to these trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $3.63 million and a fair value of $4.28 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $6.66 million of the Company’s pooled securities, while mezzanine tranches represent $32.90 million. Of the $32.90 million in mezzanine tranches, $9.83 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2014, Trup Cdos with a fair value of $3.90 million were investment grade, and the remaining $35.66 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of December 31, 2014, United’s single issue trust preferred securities had a fair value of $27.43 million. Of the $27.43 million, $9.07 million or 33.07% were investment grade; $7.09 million or 25.83% were split rated; and $11.27 million or 41.10% were below investment grade. The two largest exposures accounted for 52.34% of the $27.43 million. These included Wells Fargo at $8.40 million and SunTrust Bank at $5.95 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of December 31, 2014:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,725	$2,760	$(35)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,962	2,466	7,398
SECURITY 3	Senior (org Mezz)	Mez	C	NR	WD	0	0	0	61
SECURITY 4	Mezzanine	C	C	NR	C	1,275	1,537	(262)	1,546
SECURITY 5	Mezzanine	C-2	Caa3	NR	C	1,978	1,191	787	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,407	509	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,488	3,224	1,264	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,799	877	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,434	1,908	(474)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	962	1,113	(151)	406
SECURITY 14	Mezzanine	B-1	Caa1	NR	C	3,393	2,421	972	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,800	1,636	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,473	2,300	1,173	1,527
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,710	540	750
SECURITY 18	Senior	A-3	Aa1	BBB-	A	5,000	3,900	1,100	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,394	2,851	543	0
SECURITY 22	Mezzanine	B-1	B3	NR	C	2,500	1,675	825	0

						$51,328	$39,558	$11,770	$20,640

(1) Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	10.7%	13.3%	8.3%	65 - 85%	(75.8)%	67.1%	32.9%
2	5	0.7%	11.1%	6.6%	90%	(114.4)%	45.4%	54.6%
3	0	1.9%	3.6%	0.0%	0%	0.0%	0.0%	100%
4	36	21.0%	12.1%	6.9%	0 - 90%	(11.8)%	43.1%	56.9%
5	41	6.7%	12.9%	7.1%	45 - 90%	(3.8)%	91.3%	8.7%
6	43	7.5%	19.0%	7.1%	0 - 90%	(22.8)%	58.5%	41.5%
7	21	0.0%	20.3%	6.3%	N/A	(12.0)%	84.9%	15.1%
8	27	3.3%	22.4%	7.0%	75 - 90%	(25.9)%	68.3%	31.7%
12	6	0.0%	19.5%	5.6%	N/A	(4.0)%	75.9%	24.1%
13	6	0.0%	19.5%	5.6%	N/A	(4.0)%	87.3%	12.7%
14	38	12.7%	9.6%	7.0%	0 - 90%	0.5%	88.3%	11.7%
15	16	4.4%	19.1%	8.9%	0 - 90%	(37.0)%	64.4%	35.6%
16	15	4.4%	18.8%	6.4%	0%	(30.6)%	69.5%	30.5%
17	29	3.0%	12.1%	7.2%	90%	(5.2)%	75.0%	25.0%
18	28	5.8%	12.9%	6.3%	15%	60.6%	100%	0.0%
19	5	0.6%	4.6%	6.7%	75%	30.6%	100%	0.0%
22	32	3.7%	11.5%	7.4%	50 - 90%	2.2%	100%	0.0%

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

The Company believes the excess subordination ratio is limited as it does not consider the following:

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of December 31, 2014:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
Emigrant	NR	NR	B	$5,670	$4,080	$1,590
Bank of America	Ba1	NR	BB+	4,599	4,000	599
M&T Bank	NR	BBB-	BB+	2,991	3,150	(159)
Bank of America	Ba1	BB	BB+	500	514	(14)

				$13,760	$11,744	$2,016

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.40 million) and Royal Bank of Scotland ($973 thousand).

During 2014, United recognized net other-than-temporary impairment charges totaling $6.48 million on certain Trup Cdos, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2014 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $4.44 million or 104.91% as loan originations in the secondary market exceeded loan sales during the year of 2014. Portfolio loans, net of unearned income, increased $2.40 billion or 35.80% from year-end 2013 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2013, commercial, financial and agricultural loans increased $1.44 billion or 36.89% as commercial real estate loans increased $1.20 billion and commercial loans (not secured by real estate) increased $239.08 million. In addition, residential real estate loans and construction and land development loans increased $441.98 million or 24.27% and $462.89 million or 69.05%, respectively, while other consumer loans increased $58.14 million or 18.71%. The increases were due primarily to the Virginia Commerce acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $395.64 million from year-end 2013.

A summary of loans outstanding is as follows:

	December 31
	2014	2013	2012	2011	2010
Commercial, financial & agricultural	$5,353,991	$3,911,103	$3,846,409	$3,508,966	$2,837,692
Residential real estate	2,263,354	1,821,378	1,838,252	1,891,725	1,700,380
Construction & land development	1,133,251	670,364	550,677	549,877	470,934
Consumer	368,896	310,754	282,442	283,712	254,345
Less: Unearned interest	(14,840)	(9,016)	(6,364)	(3,503)	(3,025)

Total loans	9,104,652	6,704,583	6,511,416	6,230,777	5,260,326
Allowance for loan losses	(75,529)	(74,198)	(73,901)	(73,874)	(73,033)

TOTAL LOANS, NET	$9,029,123	$6,630,385	$6,437,515	$6,156,903	$5,187,293

Loans held for sale	$8,680	$4,236	$17,762	$3,902	$6,869

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2014:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$933,264	$1,855,311	$2,565,416	$5,353,991
Construction & land development	439,818	431,001	262,432	1,133,251

Total	$1,373,082	$2,286,312	$2,827,848	$6,487,242

At December 31, 2014, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$432,955	$1,359,335	$1,043,515	$2,835,805
Outstanding with adjustable rates	940,127	926,977	1,784,333	3,651,437

	$1,373,082	$2,286,312	$2,827,848	$6,487,242

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $79.62 million or 24.68% from year-end 2013. The Virginia Commerce acquisition added $104.59 million in other assets plus an additional $17.14 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $40.12 million. This increase was due mainly to $46.72 million of bank-owned life insurance policies acquired from Virginia Commerce partially offset by payments totaling $8.93 million for policies that were surrendered during the year of 2014. The remainder of the increase in other assets is the result of an increase of $16.55 million in deferred tax assets, an increase of $21.08 million in income taxes receivable, and an increase of $13.12 million in core deposit intangibles. Partially offsetting these increases in other assets is an $18.00 million decrease in United’s net pension asset due to a decrease in the discount rate used in the year-end valuation, resulting in pension liability of $9.85 million at year-end 2014.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2014 increased $2.42 billion or 36.61% from year-end 2013 as a result of the Virginia Commerce acquisition. Virginia Commerce added $2.02 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $717.10 million or 38.26% while interest-bearing deposits increased $1.71 billion or 35.96% from December 31, 2013. Organically, deposits increased $403.26 million from year-end 2013.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $585.03 million or 42.81%, personal noninterest-bearing deposits of $71.08 million or 17.28% and noninterest-bearing public funds of $19.65 million or 36.44% as a result of the Virginia Commerce acquisition.

The increase in interest-bearing deposits was due mainly to the Virginia Commerce acquisition as all major categories of interest-bearing deposits increased. Interest-bearing money market accounts (MMDAs) increased $841.05 million or 68.71%, time deposits over $100,000 increased $195.33 million or 22.11%, time deposits under $100,000 increased $67.66 million or 7.62%, and regular savings balances increased $103.59 million or 18.63%. The $841.05 million increase in interest-bearing MMDAs is due to a $404.46 million and a $439.31 million increase in personal MMDAs and commercial MMDAs, respectively. Public funds MMDAs, on the other hand, decreased $2.72 million or 6.92%. The $195.33 million increase in time deposits over $100,000 is the result of a $107.87 million increase in fixed rate certificates of deposits (CDs), a $75.37 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $14.08 million increase in variable rate CDs. The $67.66 million increase in time deposits under $100,000 is due to fixed rate CDs increasing $48.55 million, variable rate CDs increasing $13.65 million, and CDARS balances increasing $5.85 million. Interest-bearing checking deposits increased $499.19 million mainly due to a $403.74 million increase in personal interest-bearing checking accounts, a $92.20 million increase in commercial interest-bearing checking accounts, and a $3.25 million increase in state and municipal interest-bearing checking accounts.

The table below summarizes the changes by deposit category since year-end 2013:

	December 31	December 31
	2014	2013	$ Change	% Change
(Dollars In thousands)
Demand deposits	$2,591,619	$1,874,520	$717,099	38.26%
Interest-bearing checking	1,695,146	1,195,956	499,190	41.74%
Regular savings	659,773	556,183	103,590	18.63%
Money market accounts	2,065,162	1,224,116	841,046	68.71%
Time deposits under $100,000	955,178	887,516	67,662	7.62%
Time deposits over $100,000 (1)	1,078,607	883,280	195,327	22.11%

Total deposits	$9,045,485	$6,621,571	$2,423,914	36.61%

(1)	Includes time deposits of $250,000 or more of $272,059 and $235,529 at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2015	$1,312,842
2016	397,209
2017	183,058
2018	70,828
2019 and thereafter	69,848

TOTAL	$2,033,785

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2014 are summarized as follows:

Amount
( In thousands)
3 months or less	$377,482
Over 3 through 6 months	154,895
Over 6 through 12 months	207,321
Over 12 months	338,909

TOTAL	$1,078,607

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2014			2013			2012
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$2,349,729	$0	0.00%	$1,782,257	$0	0.00%	$1,720,098	$0	0.00%
NOW and money market deposits	3,382,418	10,093	0.30%	2,403,748	7,380	0.31%	2,405,678	8,161	0.34%
Savings deposits	667,307	875	0.13%	565,359	631	0.11%	521,039	562	0.11%
Time deposits	2,091,087	16,493	0.79%	1,859,155	18,520	1.00%	2,129,445	23,525	1.10%

TOTAL	$8,490,541	$27,461	0.32%	$6,610,519	$26,531	0.40%	$6,776,260	$32,248	0.48%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2014 increased $534.52 million or 53.11% during the year of 2014. Virginia Commerce added $468.15 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2013, short-term borrowings increased $4.90 million or 1.14% due to a $193.74 million increase in short-term securities sold under agreements to repurchase and a $26.16 million increase in federal funds purchased, which were partially offset by a $215.00 million decrease in short term FHLB advances. Long-term borrowings increased $529.62 million or 92.00% since year-end 2013 as long-term FHLB advances increased $453.27 million. In addition, United assumed $53.70 million in long-term securities sold under agreements to repurchase and $50.64 million of junior subordinated debt securities, respectively, including purchase accounting amounts, in the Virginia Commerce acquisition.

During the fourth quarter of 2014, United through its subsidiary, Sequoia Capital Trust I, redeemed $2.0 million of trust preferred securities. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 10.18% at the time of redemption. In addition, through its subsidiary VCBI Capital Trust IV, United redeemed $25 million of trust preferred securities during the fourth quarter of 2014. The securities were redeemed at par value plus accrued interest. The securities carried an interest rate of 10.20% at the time of redemption. Under applicable regulatory capital guidelines issued by bank regulatory agencies, upon notice of the redemption, the amount of trust preferred securities that were redeemed no longer qualified as Tier 1 capital for United. The Federal Reserve Board did not object to the redemption of the securities. The redemptions were funded with excess cash currently available to United.

The table below summarizes the changes by borrowing category since year-end 2013:

	December 31		Amount	Percentage
	2014	2013	Change	Change
(Dollars in thousands)
Federal funds purchased	$53,840	$27,685	$26,155	94.47%
Short-term securities sold under agreements to repurchase	381,812	188,069	193,743	103.02%
Long-term securities sold under agreements to repurchase	52,343	0	52,343	100.00%
Short-term FHLB advances	0	215,000	(215,000)	(100.00%)
Long-term FHLB advances	830,335	377,069	453,266	120.21%
Issuances of trust preferred capital securities	222,636	198,628	24,008	12.09%

Total borrowings	$1,540,966	$1,006,451	$534,515	53.11%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2014 increased $21.26 million or 33.51% from year-end 2013. Virginia Commerce added $11.39 million. In particular, United’s net pension asset decreased due to a decrease in the discount rate used in the year-end valuation, resulting in a $9.85 million pension liability at year-end 2014. In addition, incentives payable increased $2.76 million, other accrued expenses increased $2.17 million and dividends payable increased $6.03 million due to the additional shares issued in the Virginia Commerce acquisition. Partially offsetting these increases in accrued expenses and other liabilities is a $1.23 million decrease in deferred compensation and a $1.40 million decrease in other employee withholdings due to a timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at December 31, 2014 increased $641.43 million or 58.98% from December 31, 2013 mainly as a result of the Virginia Commerce acquisition and retention of earnings, net of dividends declared. The Virginia Commerce transaction added approximately $552 million as 18,330,347 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $548 million. Earnings net of dividends for the year of 2014 were $41.37 million.

Accumulated other comprehensive income increased $7.28 million or 16.92% due mainly to an increase of $19.32 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the after tax non-credit net reclass portion of OTTI losses was $5.47 million related predominantly to the Trup Cdo portfolio and the after-tax accretion of pension costs was $1.26 million for the year of 2014. Partially offsetting these increases to accumulated other comprehensive income is an after-tax pension accounting adjustment resulting in a decline of $18.77 million.

EARNINGS SUMMARY

Net income for the year 2014 was $129.89 million or $1.92 per diluted share compared to $85.63 million or $1.70 per diluted share for the year of 2013. United’s return on average assets for the year of 2014 was 1.11% and return on average shareholders’ equity was 8.13% as compared to 1.02% and 8.43% for the year of 2013. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.95% and 8.24%, respectively, for the first nine months of 2014. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date.

The results for the year of 2014 included noncash, before-tax, other-than-temporary impairment charges of $6.48 million on certain investment securities. The results for year of 2013 included noncash, before-tax, other-than-temporary impairment charges of $7.33 million on certain investment securities. As previously reported, United sold a former branch building during the first quarter of 2014 which resulted in a before-tax gain of $8.98 million. Also included in the results for the year of 2014 was a penalty of $1.97 million to prepay a Federal Home Loan Bank (FHLB) advance with a high interest rate. In addition, the results for the year of 2014 included merger related expenses and charges of $5.29 million as compared to $2.01 million in the year of 2013.

Net interest income for the year of 2014 was $375.71 million, an increase of $105.87 million or 39.23% from the prior year. The increase in net interest income occurred because total interest income increased $112.39 million while total interest expense only increased $6.52 million from the year of 2013.

The provision for credit losses was $21.94 million for the year 2014 as compared to $19.27 million for the year of 2013. Noninterest income was $80.96 million for the year of 2014, up $14.46 million or 21.74% when compared to the year of 2013. Included in noninterest income for the year of 2014 and 2013 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $6.48 million and $7.33 million, respectively. Noninterest expense was $239.85 million, an increase of $47.81 million or 24.90% for the year of 2014 when compared to 2013.

Income tax expense for the year of 2014 was $65.00 million as compared to $39.42 million for the year of 2013. United’s effective tax rate was approximately 33.4% and 31.5% for years ended December 31, 2014 and 2013, respectively, as compared to 32.0% for 2012.

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

Net interest income for the year of 2014 was $375.71 million, which was an increase of $105.87 million or 39.23% from the year of 2013. The $105.87 million increase in net interest income occurred because total interest income increased $112.39 million while total interest expense increased $6.52 million from the year of 2013.

Generally, interest income for year of 2014 increased from prior year because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the year of 2014 increased from prior year because of the interest-bearing liabilities added from Virginia Commerce. However, the increase in interest expense was partially mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2014 was $382.02 million, an increase of $106.18 million or 38.49% from the year of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $2.80 billion or 37.38% from the year of 2013. Average net loans increased $2.18 billion or 33.63% for the year of 2014 while average short-term investments and investment securities increased $145.17 million or 61.55% and $482.43 million or 60.75%, respectively. In addition, the average cost of funds declined 9 basis points from the year of 2013. In particular, the average cost of long-term borrowings declined 90 basis points due mainly to the repayment of certain higher-cost long-term FHLB borrowings. Partially offsetting the increases to tax-equivalent net interest income for the year of 2014 was a decline of 4 basis points in the average yield on earning assets as compared to the year of 2013. The net interest margin for the year of 2014 was 3.71%, which was an increase of 3 basis points from a net interest margin of 3.68% for the year of 2013.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2014, 2013 and 2012.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2014	2013	2012
Loan Accretion	$10,261	$2,641	$3,644
Certificates of deposit	4,310	169	3,222
Long-term borrowings	143	(113)	(113)

Total	$14,714	$2,697	$6,753

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2014, 2013 and 2012.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2014	2013	2012
Net interest income, GAAP basis	$375,708	$269,841	$277,707
Tax-equivalent adjustment (1)	6,316	5,999	6,413

Tax-equivalent net interest income	$382,024	$275,840	$284,120

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2014, 2013 and 2012 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$381,053	$954	0.25%	$235,880	$613	0.26%	$439,481	$1,169	0.27%
Investment Securities:
Taxable	1,158,869	30,426	2.63%	712,582	16,646	2.34%	664,437	17,364	2.61%
Tax-exempt	117,646	5,385	4.58%	81,505	4,403	5.40%	99,706	5,421	5.44%

Total Securities	1,276,515	35,811	2.81%	794,087	21,049	2.65%	764,143	22,785	2.98%
Loans, net of unearned Income (2)	8,720,186	388,093	4.45%	6,544,104	290,491	4.44%	6,322,740	306,356	4.85%
Allowance for loan losses	(74,957)			(74,661)			(73,549)

Net loans	8,645,229		4.49%	6,469,443		4.49%	6,249,191		4.90%

Total earning assets	10,302,797	$424,858	4.12%	7,499,410	$312,153	4.16%	7,452,815	$330,310	4.43%

Other assets	1,349,979			920,046			946,698

TOTAL ASSETS	$11,652,776			$8,419,456			$8,399,513

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,140,812	$27,461	0.45%	$4,828,262	$26,531	0.55%	$5,056,162	$32,248	0.64%
Short-term borrowings	509,724	1,134	0.22%	360,621	895	0.25%	280,706	303	0.11%
Long- term borrowings	1,005,554	14,239	1.42%	382,628	8,887	2.32%	306,606	13,639	4.45%

Total Interest-Bearing Funds	7,656,090	42,834	0.56%	5,571,511	36,313	0.65%	5,643,474	46,190	0.82%

Noninterest-bearing deposits	2,349,729			1,782,257			1,720,098
Accrued expenses and other liabilities	49,193			49,688			46,113

TOTAL LIABILITIES	10,055,013			7,403,456			4,409,685
SHAREHOLDERS’ EQUITY	1,597,764			1,016,000			989,828

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,652,776			$8,419,456			$8,399,513

NET INTEREST INCOME		$382,024			$275,840			$284,120

INTEREST SPREAD			3.56%			3.51%			3.61%

NET INTEREST MARGIN			3.71%			3.68%			3.81%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2014 Compared to 2013				2013 Compared to 2012
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$377	$(24)	$(12)	$341	$(550)	$(44)	$38	$(556)
Investment securities:
Taxable	10,443	2,066	1,271	13,780	1,257	(1,794)	(181)	(718)
Tax-exempt (1)	1,952	(668)	(302)	982	(990)	(40)	12	(1,018)

Loans (1),(2)	97,693	0	(91)	97,602	10,792	(25,622)	(1,035)	(15,865)

TOTAL INTEREST INCOME	110,465	1,374	866	112,705	10,509	(27,500)	(1,166)	(18,157)

Interest expense:
Interest-bearing deposits	$7,219	$(4,828)	$(1,461)	$930	$(1,459)	$(4,551)	$293	$(5,717)
Short-term borrowings	373	(108)	(26)	239	88	393	111	592
Long-term borrowings	14,452	(3,444)	(5,656)	5,352	3,383	(6,531)	(1,604)	(4,752)

TOTAL INTEREST EXPENSE	22,044	(8,380)	(7,143)	6,521	2,012	(10,689)	(1,200)	(9,877)

NET INTEREST INCOME	$88,421	$9,754	$8,009	$106,184	$8,497	$(16,811)	$34	$(8,280)

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2014, nonperforming loans were $108.96 million or 1.20% of loans, net of unearned income compared to nonperforming loans of $81.13 million or 1.21% of loans, net of unearned income at December 31, 2013. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $11.67 million at December 31, 2014, an increase of $631 thousand or 5.71% from $11.04 million at year-end 2013. This slight increase was due mainly to an increase in past due commercial loans. At December 31, 2014, nonaccrual loans were $75.05 million, an increase of $13.12 million or 21.19% from $61.93 million at year-end 2013. The increase in nonaccrual loans was primarily due to the transfer of several unrelated commercial loans in excess of $1 million to nonaccrual status during the third and fourth quarter. Restructured loans were $22.23 million at December 31, 2014 as compared to $8.16 million restructured loans at year-end 2013. The increase was due mainly to the restructure of two troubled loans to a commercial customer in the amount of $5.63 million in the second quarter and the restructure of one troubled commercial loan in the amount of $6.08 million in the fourth quarter. The loss potential on these loans has been evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $147.74 million, including OREO of $38.78 million at December 31, 2014, represented 1.20% of total assets.

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

	December 31
	2014	2013	2012	2011	2010
	(In thousands)
Nonaccrual loans	$75,051	$61,928	$71,559	$59,892	$59,996
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,675	11,044	18,068	16,179	6,798
Restructured loans (1)	22,234	8,157	3,175	3,592	437

Total nonperforming loans	108,960	81,129	92,802	79,663	67,231

Other real estate owned	38,778	38,182	49,484	51,760	44,770

TOTAL NONPERFORMING ASSETS	$147,738	$119,311	$142,286	$131,423	$112,001

(1)	Restructured loans with an aggregate balance of $4.19 million, $861 thousand, and $375 thousand at December 31, 2014, 2013 and 2012, respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2014, impaired loans were $267.08 million, which was an increase of $174.42 million or 188.23% from the $92.66 million in impaired loans at December 31, 2013. This increase in impaired loans was due mainly to loans from the Virginia Commerce acquisition with evidence of credit quality deterioration with a balance of $151.44 million at December 31, 2014. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2014, the allowance for credit losses was $77.05 million as compared to $76.34 million at December 31, 2013.

At December 31, 2014, the allowance for loan losses was $75.53 million as compared to $74.20 million at December 31, 2013. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.83% at December 31, 2014 and 1.11% at December 31, 2013. For United, this ratio at December 31, 2014 decreased from the ratio at December 31, 2013 mainly because United was unable to carry-over Virginia Commerce’s previously established allowance for loan losses because acquired loans are recorded at fair value in accordance with accounting rules.

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 69.32% and 91.46% at December 31, 2014 and December 31, 2013, respectively. This ratio declined because nonperforming loans increased $27.83 million or 34.30% while the allowance for loan losses only increased $1.33 million or 1.79% from year-end 2013. Adjustments to risk grades within the allowance for loan loss analysis were based on delinquency and loss trends of such loans and resulted in increased allowance allocations of $1.30 million or 1.76%. This increase in allocations coincided with the increase of provision for losses. There was also a slight increase in the estimate for imprecision. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

For the years ended December 31, 2014 and 2013, the provision for loan losses was $21.94 million and $19.27 million, respectively. Net charge-offs were $20.61 million for the year of 2014 as compared to net charge-offs of $18.97 million for the year of 2013. These higher amounts of provision expense and net charge-offs for 2014 compared to 2013 were due to the lasting carryover effect of the downturn in the economy on the Bank’s construction and development loan portfolio and expected losses within the commercial and industrial loan portfolio for which allowance has been provided. Annualized net charge-offs as a percentage of average loans were 0.24% for the year of 2014. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.29% for the first nine months of 2014. The reserve for lending-related commitments at December 31, 2014 was $1.52 million, a decrease of $625 thousand or 29.16% from December 31, 2013. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$76,341	$75,557	$75,727	$75,039	$70,010

Loans charged off:
Commercial, financial & agricultural (2)	10,117	14,207	7,028	4,892	5,495
Residential real estate (2)	5,027	4,111	8,882	7,069	9,334
Construction & land development (2)	7,476	896	3,099	6,290	9,298
Consumer (2)	2,621	1,792	1,546	1,354	1,635

TOTAL CHARGE-OFFS	25,241	21,006	20,555	19,605	25,762
Recoveries:
Commercial, financial & agricultural (2)	2.934	847	1,544	2,565	16,158
Residential real estate (2)	573	698	821	248	493
Construction & land development (2)	685	73	54	136	21
Consumer (2)	443	418	301	356	346

TOTAL RECOVERIES	4,635	2,036	2,720	3,305	17,018

NET LOANS CHARGED OFF	20,606	18,970	17,835	16,300	8,744
Provision for credit losses	21,312	19,754	17,665	16,988	13,773

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$77,047	$76,341	$75,557	$75,727	$75,039

Loans outstanding at the end of period (gross) (1)	$9,119,492	$6,713,599	$6,517,780	$6,234,280	$5,263,351

Average loans outstanding during period (net of unearned income) (1)	$8,715,370	$6,537,360	$6,314,146	$5,718,639	$5,467,927

Net charge-offs as a percentage of average loans outstanding	0.24%	0.29%	0.28%	0.29%	0.16%

Allowance for credit losses, as a percentage of nonperforming loans	70.71%	94.10%	81.42%	95.06%	111.61%

(1)	Excludes loans held for sale.
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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2014	2013	2012	2011	2010
	(In thousands)
Commercial, financial & agricultural (1)	$39,139	$35,562	$37,264	$36,120	$37,490

Residential real estate (1)	13,835	16,694	14,895	13,880	11,653

Construction & land development (1)	19,402	18,953	18,858	19,151	18,738
Consumer (1)	3,083	2,945	2,620	2,151	2,161
Allowance for estimated imprecision	70	44	264	2,572	2,991

Allowance for loan losses	$75,529	$74,198	$73,901	$73,874	$73,033

Reserve for lending-related commitments	1,518	2,143	1,656	1,853	2,006

Allowance for credit losses	$77,047	$76,341	$75,557	$75,727	$75,039

(1) Certain loan amounts were reclassified in 2010 to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2014	2013	2012	2011	2010
Commercial, financial & agricultural (1)	58.80%	58.33%	59.07%	56.31%	53.95%
Residential real estate (1)	24.86%	27.17%	28.23%	30.36%	32.32%
Construction & land development (1)	12.45%	10.00%	8.46%	8.83%	8.95%
Consumer (1)	3.89%	4.50%	4.24%	4.50%	4.78%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

(1) Certain loan amounts were reclassified in prior years to conform with the new disclosure rules about the Credit Quality of Financing Receivables and the Allowance for Credit Losses in Accounting Standards Codification (ASC) topic 310.

United’s formal company-wide review of the allowance for loan losses at December 31, 2014 produced increased allocations in three of the six loan categories. The other commercial loan pool allocation increased by $6.01 million due to an increase in impairment recognition and an increase in classified loans within the portfolio. The allowance allocated to real estate construction and development loan pool increased by $449 thousand due to an increase in portfolio outstandings. The consumer loan pool also experienced an increase of $138 thousand due to an increase in portfolio outstandings. Offsetting these increases was a decrease in the allocation related to the residential real estate loan pool of $2.86 million due to a decrease in historical loss rates applied to the portfolio in addition to a decrease in specific impairments within the commercial portfolio. The commercial real estate owner-occupied loan pool allocation decreased by $1.61 million primarily due to a decrease in criticized loans within the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $825 thousand due to a decline in specific impairments recognized within the portfolio. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2013 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $14.95 million at December 31, 2014 and $12.48 million at December 31, 2013. In comparison to the prior year-end, this element of the allowance increased by $2.47 million primarily due to offsetting factors of increased specific allocations for other commercial loans and decreased specific allocations for the residential real estate and commercial real estate nonowner-occupied loan pools.

Management believes that the allowance for credit losses of $77.05 million at December 31, 2014 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available.

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

Noninterest income was $80.96 million for the year of 2014, up $14.46 million or 21.74% from the year of 2013. Included in noninterest income for the year of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises as well as noncash, before-tax, other-than-temporary impairment charges of $6.48 million on certain investment securities. In addition, net gains on sales and calls of investment securities were $3.36 million for the year of 2014. Included in net losses on investment securities for the year of 2013 were noncash, before-tax other-than-temporary impairment charges of $7.33 million consisting primarily of $7.19 million on pooled trust preferred collateralized debt obligations (Trup Cdos) and $137 thousand on equity securities partially offset by a before-tax, net gain of $1.52 million on the sale of investment securities. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as net gains and losses from sales and calls of investment securities, noninterest income for the year of 2014 increased $2.78 million or 3.85% from the year of 2013.

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

The following table reconciles the difference between noninterest income and noninterest income excluding the net gain on the sale of bank premises in 2014 and the results of security transactions for the years ended December 31, 2014, 2013 and 2012.

	Year Ended
(Dollars in thousands)	2014	2013	2012
Total Non-Interest Income, GAAP basis	$80,962	$66,506	$64,842
Less: Net gain on the sale of bank premises	8,976	0	0
Less: Net other-than-temporary impairment losses	(6,478)	(7,332)	(7,376)
Less: Net gains on sales/calls of investment securities	3,366	1,523	446

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$75,098	$72,315	$71,772

Revenue from trust income and brokerage commissions increased $1.69 million or 10.30% due mainly to increased brokerage volume and the value of assets under management. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Fees from deposit services were $42.37 million for the year of 2014, an increase of $2.13 million or 5.29% from the year of 2013. In particular, debit card income and automated teller machine (ATM) fees increased $1.34 million and $616 thousand due to increased usage mainly from former Virginia Commerce customers. Partially offsetting these increases was a decrease in overdraft or insufficient funds (NSF) fees of $241 thousand.

Income from bank owned life insurance policies decreased $488 thousand or 8.43% in 2014 as compared to 2013 due to proceeds received from large death benefits in the first quarter of 2013.

Mortgage banking income decreased $695 thousand or 27.03% due to decreased mortgage loan production and sales in the secondary market during the year of 2014 as compared to 2013. Mortgage loan sales were $91.99 million in 2014 as compared to $148.79 million in 2013.

Fees from bankcard transactions increased $616 thousand or 17.15% as compared to the year of 2013 due to a higher volume of transactions.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2014 was $239.85 million, an increase of $47.81 million or 24.90% from the year of 2013. This increase is primarily due to the Virginia Commerce acquisition in the first quarter of 2014. Also included in other expense for the year of 2014 was the previously mentioned prepayment penalty of $1.97 million on a FHLB advance.

Employee compensation for the year of 2014 increased $22.75 million or 33.42% from the year of 2013 due mainly to the additional employees from the Virginia Commerce merger. Included in employee compensation were merger severance charges of $3.64 million. In addition, expense for stock options was $2.20 million for the year of 2014 as compared to $1.79 million for the year of 2013.

Employee benefits expense decreased $2.51 million or 10.94% due mainly a decrease of $5.72 million in pension expense due to a change in the discount rate used in the valuation process which more than offset the additional expense from the increased number of employees from the Virginia Commerce acquisition. Also, health insurance costs increased $1.44 million and Federal Insurance Contributions Act (FICA) expense increased $1.14 million. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $1.11 million and decrease by approximately $155 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.25 million and increase by approximately $2.48 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $782 thousand and increase by approximately $1.65 million, respectively.

Net occupancy expense increased $5.98 million or 30.16% for the year of 2014 as compared to the year of 2013. In particular, building rental expense increased $3.64 million, building maintenance increased $780 thousand and building depreciation increased $727 thousand. These increases were due mainly to the additional offices acquired from Virginia Commerce.

Other real estate owned (OREO) expense increased $1.30 million or 20.17% for the year of 2014 as compared to the year of 2013 due to a decline in the fair value of OREO properties.

Equipment expense increased $1.82 million or 23.45% for the year of 2014 as compared to the year of 2013 due mainly to increases in equipment maintenance and depreciation as a result of the Virginia Commerce acquisition.

Data processing expense increased $3.06 million or 26.87% for the year of 2014 as compared to the year of 2013 due to additional processing as a result of the Virginia Commerce acquisition.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the year of 2014 increased $1.38 million or 22.25% due to a higher assessment base as a result of the Virginia Commerce acquisition.

Other expenses increased $12.01 million or 24.99% for the year of 2014 as compared to the year of 2013. Generally, these increases were due mainly to an increase in general operating expenses as a result of the Virginia Commerce acquisition. In particular, business franchise taxes increased $2.70 million, ATM processing expenses increased $1.43 million, amortization on core deposit intangibles increased $2.05 million, advertising expenses increased $983 thousand and loan collection expenses increased $944 thousand. Also included in other expense for the year of 2014 was a donation of $800 thousand to an educational institution.

United’s GAAP basis efficiency ratio was 52.52% for the year of 2014 as compared to 57.09% for the year of 2013. The efficiency ratio used by United focuses on the performance of its core business operations. It is used by management as a measure of operating expense control. In general, the GAAP efficiency ratio is total noninterest expenses as a percentage of net interest income plus total noninterest income as shown on the face of the Consolidated Statements of Income. In United’s calculation of its efficiency ratio, amortization of intangibles, OREO expense and any infrequent noninterest expenses are excluded from total noninterest expenses. Net interest income is increased for the favorable treatment of tax-exempt income and excludes securities gains and losses as well as any infrequent noninterest income items from total noninterest income. Management believes that excluding these items is more indicative of United’s normalized operations and is highly useful in comparing period-to-period core operating performance. United’s non-GAAP basis efficiency ratio was 48.31% for the year of 2014 as compared to 52.16% for the year of 2013.

	Year Ended
	December 2014	December 2013	December 2012
Total Non-Interest Expense, GAAP basis	$239,847	$192,036	$203,206
Net Interest Income plus Total Non-Interest Income, GAAP basis	456,670	336,347	342,549
Efficiency Ratio, GAAP basis	52.52%	57.09%	59.32%
Total Non-Interest Expense, GAAP basis	239,847	192,036	203,206
Less: Amortization of intangibles, GAAP basis	4,021	1,969	2,852
Less: OREO expense, GAAP basis	7,740	6,441	8,556
Less: Prepayment penalty on FHLB advance, GAAP basis	1,971	0	0
Less: Merger related expenses and charges, GAAP basis	5,287	2,014	760

Total Non-Interest Expense, non-GAAP basis	$220,828	$181,612	$191,038
Net Interest Income plus Total Non-Interest Income, GAAP basis	$456,670	$336,347	$342,549
Plus: Tax equivalent adjustment, non-GAAP basis	6,316	5,999	6,413
Less: Net gain on the sale of bank premises, GAAP basis	8,976	0	0
Less: Net other-than-temporary impairment losses, GAAP basis	(6,478)	(7,332)	(7,376)
Less: Net gains on sales/calls of investment securities, GAAP basis	3,366	1,523	446

Net Interest Income plus Total Non-Interest Income, non-GAAP basis	$457,122	$348,155	$355,892
Efficiency Ratio, non-GAAP basis	48.31%	52.16%	53.68%

Income Taxes

For the year ended December 31, 2014, income taxes were $65.00 million, compared to $39.42 million for 2013. United’s effective tax rate was approximately 33.4% and 31.5% for years ended December 31, 2014 and 2013, respectively, as compared to 32.0% for 2012. The effective tax rate for the year of 2014 increased by 1% as a direct result of the Virginia Commerce acquisition. The remaining increase was due to the adjustment in the deferred tax rate related to a reduction in the State of West Virginia corporate income tax rate as well as a change in apportionment factors. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2014 was $30.12 million or $0.48 per diluted share compared to $21.58 million or $0.43 per diluted share in 2013. The results for the first quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $639 thousand on certain investment securities. In addition, United sold a former branch building during the first quarter of 2014 which resulted in a before-tax gain of $8.98 million. The results for the first quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $834 thousand on certain investment securities.

For the second quarter of 2014, net income was $33.25 million or $0.48 per diluted share compared to $22.22 million or $0.44 per diluted share in 2013. The results of the second quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $421 thousand on certain investment securities. The results of the second quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $137 thousand on certain investment securities.

In the third quarter of 2014, net income was $33.26 million or $0.48 per diluted share as compared to $22.17 million or $0.44 per diluted share in the third quarter of 2013. The results for the third quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $4.71 million on certain securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2013.

Fourth quarter of 2014 net income was $33.26 million or $0.48 per diluted share, an increase from net income of $19.66 million or $0.39 per diluted share in the fourth quarter of 2013. The results for the fourth quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $704 thousand on certain investment securities. In comparison, the results for the fourth quarter of 2013 included noncash, before-tax, other-than-temporary impairment charges of $6.36 million on certain investment securities. Also included in the results for the fourth quarter of 2014 was a penalty of $1.97 million to prepay a FHLB advance with a high interest rate.

Tax-equivalent net interest income for the fourth quarter of 2014 was $102.09 million, an increase of $31.43 million or 44.48% from the fourth quarter of 2013. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $3.09 billion or 40.27% from the fourth quarter of 2013. Average net loans increased $2.42 billion or 36.78% for the fourth quarter of 2014 while average investment securities and average short-term investments increased $464.43 million or 54.83% and $203.60 million or 83.85%, respectively. In addition, the average yield on earning assets increased 9 basis points while the average cost of funds declined 3 basis points from the fourth quarter of 2013. The net interest margin for the fourth quarter of 2014 was 3.77%, which was an increase of 11 basis points from a net interest margin of 3.66% for the fourth quarter of 2013.

For the fourth quarter of 2014, the provision for loan losses was $6.31 million while net charge-offs were $6.50 million.

For the fourth quarter of 2013, the provision for loan losses was $4.34 million while net charge-offs were $4.72 million.

Noninterest income for the fourth quarter of 2014 was $19.42 million, which was an increase of $7.51 million from the fourth quarter of 2013. Included in noninterest income for the fourth quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $704 thousand on certain investment securities as compared to $6.36 million for the fourth quarter of 2013. In addition, net gains on sales and calls of investment securities were $1.23 million and $934 thousand for the fourth quarter of 2014 and 2013, respectively. Excluding the results of the noncash, other-than-temporary impairment charges as well as the net gains from sales and calls of investment securities, noninterest income for the fourth quarter of 2014 increased $1.56 million or 8.97% from the fourth quarter of 2013. This increase for the fourth quarter of 2014 was due primarily to an increase of $705 thousand in fees from deposit services as a result of increased debit card and ATM usage as a result of the Virginia Commerce merger. Also, fees from bankcard services increased $341 thousand due to an increase in volume and income from bank owned life insurance policies increased $203 thousand due to an increase in cash surrender values.

Noninterest expense for the fourth quarter of 2014 was $64.02 million, an increase of $16.19 million or 33.84% from the fourth quarter of 2013 due mainly to the Virginia Commerce merger and the previously mentioned prepayment penalty of $1.97 million on a FHLB advance. Due to the merger, most major categories of noninterest expense showed increases. In particular, employee compensation increased $4.85 million, net occupancy expenses increased $1.57 million, data processing fees increased $874 thousand and equipment expense increased $669 thousand. These increases were due mainly to the additional employees, offices, equipment, and data processing expenses as a result of the Virginia Commerce acquisition. In addition, OREO expense increased $1.47 million from the fourth quarter of 2013 due to declines in the fair values of OREO properties and FDIC insurance expense increased $480 thousand due to a higher assessment base as a result of the Virginia Commerce acquisition. Partially offsetting these increases from the fourth quarter of 2013 was a decrease of $570 thousand in employee benefits due to a decline in pension expense.

Additional quarterly financial data for 2014 and 2013 may be found in Note W, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. In 2014 and 2013, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2014:

		Total Payments Due by Period
(In thousands)		One Year	One to	Three to Five	Over Five
	Total	or Less	Three Years	Years	Years
Deposits without a stated maturity (1)	$7,011,700	$7,011,700	$0	$0	$0
Time deposits (2) (3)	2,058,521	1,326,281	589,846	142,178	216
Short-term borrowings (2)	435,655	435,655	0	0	0
Long-term borrowings (2) (3)	1,235,664	804,568	19,446	102,507	309,143
Operating leases	59,538	10,917	18,517	14,700	15,404

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2014. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid. paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2014, United recorded a liability for uncertain tax positions, including interest and penalties, of $3.45 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2014 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2014:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$457,387

Credit card and personal revolving lines	136,695

Commercial	2,169,047

Total unused commitments	$2,763,129

Financial standby letters of credit	$76,111

Performance standby letters of credit	84,119

Commercial letters of credit	216

Total letters of credit	$160,446

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

Cash flows provided by operations in 2014 were $144.79 million as compared to $142.20 million of cash provided by operations during 2013 due in large part to an increase in net income of $44.26 million partially offset by a decline in net proceeds from loan sales over originations of $13.53 million. In 2014, net cash of $204.80 million was used in investing activities which was primarily due to loan growth of $395.64 million. Partially offsetting this use of cash was net cash of $97.30 million received in the Virginia Commerce acquisition and net proceeds of $90.53 million from the sales, calls, redemptions and maturities of investment securities over purchases. In 2013, net cash of $373.11 million was used in investing activities which was primarily due to loan growth of $212.14 million and net purchases of $185.40 million in investment securities over sales, calls and maturities. During the year of 2014, net cash of $396.46 million was provided by financing activities due primarily to proceeds of $790.00 million from FHLB long-term borrowings and growth in deposits of $403.26 million. Partially offsetting these sources of cash in financing activities was cash used to repay $215.00 million and $436.73 million of short term and long-term FHLB borrowings, respectively, the payment of $82.50 million for cash dividends and $28.68 million to redeem trust preferred securities. During the year of 2013, net cash of $215.45 million was provided by financing activities due primarily to proceeds of $345.00 million from FHLB long-term borrowings and an increase of $115.00 million in short term FHLB borrowings. Partially offsetting this source of cash in financing activities was cash used due to a decline in deposits of $131.25 million and payments of $62.43 million for cash dividends. The net effect of the cash flow activities was an increase in cash and cash equivalents of $336.45 million for the year of 2014 as compared to a decrease in cash and cash equivalents of $15.46 million for the year of 2013. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. Based on regulatory requirements, United and its banking subsidiaries are categorized as “well capitalized” institutions. United’s risk-based capital ratios of 13.15% at December 31, 2014 and 13.71% at December 31, 2013, were both significantly higher than the minimum regulatory requirements. United’s Tier I capital and leverage ratios of 12.26% and 10.31%, respectively, at December 31, 2014, are also well above minimum regulatory requirements. See Note U, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $1.66 billion at December 31, 2014, increasing $614.43 million or 58.98% from December 31, 2013 primarily due to the Virginia Commerce acquisition and the retention of earnings. United’s equity to assets ratio was 13.43% at December 31, 2014 as compared to 11.93% at December 31, 2013. The primary capital ratio, capital and reserves to total assets and reserves, was 13.97% at December 31, 2014 as compared to 12.69% at December 31, 2013. United’s average equity to average asset ratio was 13.71% and 12.07% for the years ended December 31, 2014 and 2013, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2014, United’s Board of Directors declared a cash dividend of $0.32 per share. Dividends per share of $1.28 for the year of 2014 represented an increase over the $1.25 per share paid for 2013. Total cash dividends declared to common shareholders were approximately $88.52 million for the year of 2014 as compared to $62.98 million for the year of 2013. The year 2014 was the forty-first consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2014	2013	2012
Return on average assets	1.11%	1.02%	0.98%
Return on average equity	8.13%	8.43%	8.35%
Dividend payout ratio	68.15%	73.55%	75.48%
Average equity to average assets ratio	13.71%	12.07%	11.78%

2013 COMPARED TO 2012

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2013 were $8.74 billion which was an increase of $315.31 million or 3.74% from December 31, 2012. The increase was primarily the result of a $193.17 million or 2.97% increase in portfolio loans and a $159.94 million or 21.93% increase in investment securities. The $193.17 million increase in portfolio loans, net of unearned income, was mainly due to a $119.69 million or 21.73% increase in construction and land development loans, a $28.31 million or 10.02% increase in consumer loans, and a $64.69 million or 1.68% increase in the total commercial, financial and agricultural loans category. Within the commercial, financial and agricultural loans category, commercial real estate loans increased $177.37 million or 10.19% while commercial loans (not secured by real estate) and owner-occupied commercial real estate loans decreased $38.73 million or 2.81% and $73.94 million or 10.14%, respectively. Partially offsetting these increases in portfolio loans was a decrease of $16.87 million or less than 1% in residential real estate loans. Investment securities increased $159.94 million or 21.93% due mainly to a $149.66 million increase in securities available for sale. This change in securities available for sale reflects $697.05 million in sales, maturities and calls of securities, $845.91 million in purchases, and a decrease of $2.30 million in market value. Securities held to maturity decreased $2.50 million or 5.76% from year-end 2012 due to calls and maturities of securities. Other investment securities increased $12.78 million or 21.20% from year-end 2012 due to net purchases of $13.13 million in FHLB stock.

Partially offsetting these increases in total assets was a $15.46 million or 3.58% decrease in cash and cash equivalents, a $13.53 million or 76.15% decrease in loans held for sale, and a $6.57 million or 2.00% decrease in other assets. Of the $15.46 million decrease in cash and cash equivalents, cash and due from banks decreased $22.73 million or 14.43% and federal funds sold decreased $302 thousand. Partially offsetting this decrease in cash and cash equivalents was an increase in interest-bearing deposits with other banks of $7.57 million or 2.77% as United placed more excess cash in an interest-bearing account with the Federal Reserve. During the year of 2013, net cash of $142.20 million and $215.45 million were provided by operating activities and financing activities, respectively. Net cash of $373.11 million was used in investing activities. Loans held for sale decreased $13.53 million or 76.15% as loan sales exceeded loan originations in the secondary market during the year of 2013. Other assets decreased $6.57 million or 2.00% from year-end 2012 mainly as a result of decreases in prepaid FDIC assessments of $16.38 million due to a refund by the FDIC of unused accrued insurance premiums, OREO of $11.30 million due to sales and write-downs, deferred tax assets of $6.24 million, and core deposit intangibles of $1.97 million due to amortization. Partially offsetting these decreases from year-end 2012 was an increase in United’s net pension asset due to an increase in the discount rate used in the year-end valuation and more than expected return on the plan assets, resulting in an $18.00 million pension asset. In addition, income tax receivable increased $2.26 million due to timing differences in payments and cash surrender values of bank-owned life insurance policies increased $3.47 million due to an increase in the cash surrender value.

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

Provision for Loan Losses

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

Other Income

Noninterest income was $66.51 million for the year of 2013, up $1.66 million or 2.57% from the year of 2012. Net losses on investment securities transactions for the year of 2013 were $5.81 million compared to net losses of $6.93 million for the year of 2012. Included in net losses on investment securities for the year of 2013 were noncash, before-tax other-than-temporary impairment charges of $7.33 million consisting primarily of $7.19 million on pooled trust preferred collateralized debt obligations (Trup Cdos) and $137 thousand on equity securities partially offset by a before-tax, net gain of $1.52 million on the sale of investment securities. Included in net losses on investment securities for the year of 2012 were noncash, before-tax other-than-temporary impairment charges of $7.38 million on certain investment securities consisting primarily of $5.97 million on Trup Cdos and $1.41 million on collateralized mortgage obligations (Cmos) as well as a before-tax, net gain of $446 thousand on the sale of investment securities. Excluding the results of the investment security transactions, noninterest income for the year of 2013 was flat from the year of 2012, increasing $543 thousand or less than 1%.

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

Other Expense

Noninterest expense for the year of 2013 was $192.04 million, a decrease of $11.17 million or 5.50% from the year of 2012.

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

Other expenses decreased $5.35 million or 10.02% for the year of 2013 as compared to the year of 2012. Included in the results of 2012 was the previously mentioned accrual of $3.3 million with respect to class actions against United Bank, Inc. of West Virginia. Otherwise, the decrease for the year of 2013 was due mainly to lower general operating expenses as a result of the merger of banking subsidiaries in 2012. In particular, office supplies decreased $976 thousand, advertising expense decreased $494 thousand, and postage decreased $284 thousand. In addition, ATM costs and amortization expense on core deposit intangibles decreased $727 thousand and $883 thousand respectively. Partially offsetting these decreases in other expenses for the year of 2013 was an increase in merger expenses of $1.25 million.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2014 and 2013:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2014	December 31, 2013
+200	(1.55%)	2.01%
+100	(1.31%)	0.21%
-100	2.90%	(0.80%)
-200	—-	—-

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 1.31% over one year as of December 31, 2014, as compared to an increase of 0.21% as of December 31, 2013. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.55% over one year as of December 31, 2014, as compared to an increase of 2.01% as of December 31, 2013. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.90% over one year as of December 31, 2014 as compared to a decrease of 0.80% over one year as of December 31, 2013. With the federal funds rate at 0.25% at December 31, 2014 and 2013, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At December 31, 2014, United’s mortgage related securities portfolio had an amortized cost of $876 million, of which approximately $493 million or 56% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.3 years and a weighted average yield of 2.66%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 12.7%, less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $268 million in balloon and other securities with a projected yield of 2.00% and a projected average life of 5.2 years on December 31, 2014. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 1.7 years and a weighted average maturity (WAM) of 5.7 years.

United had approximately $27 million in 15-year mortgage backed securities with a projected yield of 3.27% and a projected average life of 2.9 years as of December 31, 2014. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.3 years and a weighted average maturity (WAM) of 8.3 years.

United had approximately $44 million in 20-year mortgage backed securities with a projected yield of 2.88% and a projected average life of 5.1 years on December 31, 2014. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 2.8 years and a weighted average maturity (WAM) of 16.9 years.

United had approximately $19 million in 30-year mortgage backed securities with a projected yield of 3.41% and a projected average life of 4.7 years on December 31, 2014. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 6 years and a weighted average maturity (WAM) of 23.5 years.

The remaining 3% of the mortgage related securities portfolio at December 31, 2014, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). United Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 2, 2015

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 2, 2015

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2014	December 31 2013
Assets
Cash and due from banks	$175,713	$134,808
Interest-bearing deposits with other banks	576,630	281,090
Federal funds sold	721	719

Total cash and cash equivalents	753,064	416,617
Securities available for sale at estimated fair value (amortized cost-$1,180,016 at December 31, 2014 and $813,049 at December 31, 2013)	1,180,386	775,284
Securities held to maturity (estimated fair value-$36,784 at December 31, 2014 and $38,293 at December 31, 2013)	39,310	40,965
Other investment securities	96,344	73,093
Loans held for sale	8,680	4,236
Loans	9,119,492	6,713,599
Less: Unearned income	(14,840)	(9,016)

Loans net of unearned income	9,104,652	6,704,583
Less: Allowance for loan losses	(75,529)	(74,198)

Net loans	9,029,123	6,630,385
Bank premises and equipment	77,520	69,897
Goodwill	709,794	375,547
Accrued interest receivable	32,334	26,666
Other assets	402,256	322,634

TOTAL ASSETS	$12,328,811	$8,735,324

Liabilities
Deposits:
Noninterest-bearing	$2,591,619	$1,874,520
Interest-bearing	6,453,866	4,747,051

Total deposits	9,045,485	6,621,571
Borrowings:
Federal funds purchased	53,840	27,685
Securities sold under agreements to repurchase	434,155	188,069
Federal Home Loan Bank (FHLB) borrowings	830,335	592,069
Other long-term borrowings	222,636	198,628
Reserve for lending-related commitments	1,518	2,143
Accrued expenses and other liabilities	84,682	63,427

TOTAL LIABILITIES	10,672,651	7,693,592

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 69,314,407 and 50,867,630 at December 31, 2014 and 2013, respectively, including 18,548 and 437,363 shares in treasury at December 31, 2014 and 2013, respectively	173,286	127,169
Surplus	742,960	237,674
Retained earnings	776,311	734,945
Accumulated other comprehensive loss	(35,764)	(43,047)
Treasury stock, at cost	(633)	(15,009)

TOTAL SHAREHOLDERS’ EQUITY	1,656,160	1,041,732

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,328,811	$8,735,324

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2014	2013	2012
Interest income
Interest and fees on loans	$383,662	$286,033	$301,840
Interest on federal funds sold and other short-term investments	954	613	1,169
Interest and dividends on securities:
Taxable	30,426	16,646	17,364
Tax-exempt	3,500	2,862	3,524

Total interest income	418,542	306,154	323,897
Interest expense
Interest on deposits	27,461	26,531	32,248
Interest on short-term borrowings	1,134	895	303
Interest on long-term borrowings	14,239	8,887	13,639

Total interest expense	42,834	36,313	46,190

Net interest income	375,708	269,841	277,707
Provision for loan losses	21,937	19,267	17,862

Net interest income after provision for loan losses	353,771	250,574	259,845
Other income
Fees from trust and brokerage services	18,141	16,447	15,845
Fees from deposit services	42,372	40,245	41,832
Bankcard fees and merchant discounts	4,207	3,591	2,996
Other service charges, commissions, and fees	2,049	2,247	2,229
Income from bank-owned life insurance	5,300	5,788	5,039
Income from mortgage banking	1,876	2,571	2,471
Net gain on sale of bank premises	8,976	0	0
Other income	1,153	1,426	1,360

Total other-than-temporary impairment losses	1,935	(860)	(4,955)
Portion of loss recognized in other comprehensive income	(8,413)	(6,472)	(2,421)

Net other-than-temporary impairment losses	(6,478)	(7,332)	(7,376)
Net gains on sales/calls of investment securities	3,366	1,523	446

Net investment securities losses	(3,112)	(5,809)	(6,930)

Total other income	80,962	66,506	64,842
Other expense
Employee compensation	90,823	68,074	71,402
Employee benefits	20,457	22,970	21,178
Net occupancy expense	25,796	19,818	20,428
Other real estate owned (OREO) expense	7,740	6,441	8,556
Equipment expense	9,565	7,748	8,307
Data processing expense	14,455	11,394	12,532
Bankcard processing expense	1,391	1,332	1,315
FDIC insurance expense	7,565	6,188	6,064
Prepayment penalty on FHLB advance	1,971	0	0
Other expense	60,084	48,071	53,424

Total other expense	239,847	192,036	203,206

Income before income taxes	194,886	125,044	121,481
Income taxes	64,998	39,416	38,874

Net income	$129,888	$85,628	$82,607

	Year Ended December 31
	2014	2013	2012
Earnings per common share:
Basic	$1.93	$1.70	$1.64

Diluted	$1.92	$1.70	$1.64

Dividends per common share	$1.28	$1.25	$1.24

Average outstanding shares:
Basic	67,404,254	50,353,452	50,265,620
Diluted	67,648,673	50,426,078	50,298,019

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2014	2013	2012
Net income	$129,888	$85,628	$82,607

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	24,788	6,452	5,120
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	5	5	4
Change in defined benefit pension plan, net of tax	(17,510)	16,244	(4,114)

Comprehensive income, net of tax	$137,171	$108,329	$83,617

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2012	50,867,630	$127,169	$238,761	$692,043	$(66,758)	$(22,371)	$968,844
Net income	0	0	0	82,607	0	0	82,607
Other comprehensive income, net of tax	0	0	0	0	1,010	0	1,010

Total comprehensive income, net of tax							83,617
Stock based compensation expense	0	0	1,908	0	0	0	1,908
Purchase of treasury stock (455 shares)	0	0	0	0	0	(13)	(13)
Distribution of treasury stock for deferred compensation plan (4,710 shares)	0	0	0	0	0	131	131
Cash dividends ($1.24 per share)	0	0	0	(62,351)	0	0	(62,351)
Grant of restricted stock (52,700 shares)	0	0	(1,816)	0	0	1,816	0
Forfeiture of restricted stock (840 shares)	0	0	29	0	0	(29)	0
Common stock options exercised (7,510 shares)	0	0	(143)	0	0	258	115

Balance at December 31, 2012	50,867,630	127,169	238,739	712,299	(65,748)	(20,208)	992,251
Net income	0	0	0	85,628	0	0	85,628
Other comprehensive income, net of tax	0	0	0	0	22,701	0	22,701

Total comprehensive income, net of tax							108,329
Stock based compensation expense	0	0	1,786	0	0	0	1,786
Purchase of treasury stock (1,596 shares)	0	0	0	0	0	(93)	(93)
Distribution of treasury stock for deferred compensation plan (3,827 shares)	0	0	0	0	0	77	77
Cash dividends ($1.25 per share)	0	0	0	(62,982)	0	0	(62,982)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (1,664 shares)	0	0	57	0	0	(57)	0
Common stock options exercised (100,302 shares)	0	0	(1,089)	0	0	3,453	2,364

Balance at December 31, 2013	50,867,630	127,169	237,674	734,945	(43,047)	(15,009)	1,041,732
Net income	0	0	0	129,888	0	0	129,888
Other comprehensive income, net of tax	0	0	0	0	7,283	0	7,283

Total comprehensive income, net of tax							137,171
Stock based compensation expense	0	0	2,195	0	0	0	2,195
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Purchase of treasury stock (749 shares)	0	0	0	0	0	(25)	(25)
Distribution of treasury stock for deferred compensation plan (3,640 shares)	0	0	0	0	0	81	81
Cash dividends ($1.28 per share)	0	0	0	(88,522)	0	0	(88,522)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (3,528 shares)	0	0	122	0	0	(122)	0
Common stock options exercised (468,933 shares)	116,430	291	(1,162)	0	0	12,137	11,266

Balance at December 31, 2014	69,314,407	$173,286	$742,960	$776,311	$(35,764)	$(633)	$1,656,160

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$129,888	$85,628	$82,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,937	19,267	17,862
Depreciation, amortization and accretion	1,574	11,679	9,723
(Gain) loss on sales of bank premises, OREO and equipment	(8,523)	592	262
Loss on securities	3,112	5,809	6,930
Loans originated for sale	(96,437)	(135,260)	(146,966)
Proceeds from sales of loans	93,869	151,357	135,577
Gain on sales of loans	(1,876)	(2,571)	(2,471)
Stock-based compensation	2,195	1,786	1,908
Deferred income tax expense	10,097	2,990	337
Increase in cash surrender value of bank-owned life insurance policies	(3,375)	(6,043)	(5,039)
Amortization of net periodic pension costs	432	4,094	3,567
Changes in:
Interest receivable	1,708	(364)	159
Other assets	(5,356)	9,721	17,264
Accrued expenses and other liabilities	(4,460)	(6,486)	7,719

NET CASH PROVIDED BY OPERATING ACTIVITIES	144,785	142,199	129,439

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	1,518	2,479	15,973
Proceeds from sales of securities available for sale	94,249	14,352	5,381
Proceeds from maturities and calls of securities available for sale	440,240	683,913	1,991,166
Purchases of securities available for sale	(445,477)	(845,908)	(1,926,898)
Redemption of bank-owned life insurance policies	8,930	2,573	0
Purchases of bank premises and equipment	(8,876)	(5,995)	(5,207)
Proceeds from sales of bank premises and equipment	11,430	203	2,238
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	97,296	0	0
Proceeds from sales and redemptions of other investment securities	52,804	27,648	13,345
Purchases of other investment securities	(61,275)	(40,237)	(5,665)
Net change in loans	(395,638)	(212,137)	(298,474)

NET CASH USED IN INVESTING ACTIVITIES	(204,799)	(373,109)	(208,141)

FINANCING ACTIVITIES
Cash dividends paid	(82,496)	(62,434)	(62,333)
Excess tax benefits from stock-based compensation arrangements	73	331	35
Acquisition of treasury stock	(2)	(93)	(12)
Proceeds from exercise of stock options	9,878	2,364	115
Distribution of treasury stock for deferred compensation plan	81	77	130
Repayment of long-term Federal Home Loan Bank borrowings	(436,734)	(54,342)	(55,398)
Proceeds of long-term Federal Home Loan Bank borrowings	790,000	345,000	0
Redemption of issued trust preferred securities	(28,676)	0	(5,155)
Changes in:
Time deposits	262,989	(220,640)	(299,803)
Other deposits	140,266	89,395	237,001
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(258,918)	115,792	60,196

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	396,461	215,450	(125,224)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	336,447	(15,460)	(203,926)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	416,617	432,077	636,003

CASH AND CASH EQUIVALENTS AT END OF YEAR	$753,064	$416,617	$432,077

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2014

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At the close of business on January 31, 2014, United acquired Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The transaction was accounted for using the acquisition method and their results of operations have been included in the United’s consolidated financial statements as of the acquisition date.

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

The Company has evaluated events and transactions subsequent to December 31, 2014 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were

$16,697,000, $7,427,000 and $10,765,000 for the years of 2014, 2013 and 2012, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Other Real Estate Owned: At December 31, 2014 and 2013, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $38,778,000 and $38,182,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2014, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $311,000.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,759,000, $3,777,000 and $4,270,000 for the years of 2014, 2013, and 2012, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $4,021,000, $1,969,000 and $2,852,000 in 2014, 2013, and 2012, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2014 and 2013, total goodwill approximated $709,794,000 and $375,547,000, respectively.

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

Stock-based compensation expense was $2,195,000 in 2014, $1,786,000 in 2013 and $1,908,000 in 2012.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 244,419 shares in 2014, 72,626 shares in 2013 and 32,399 shares in 2012. There are no other common stock equivalents.

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2014 and 2013, United granted 66,949 and 52,825 restricted shares, respectively, to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2014	2013	2012
Distributed earnings allocated to common stock	$88,353	$62,982	$62,286
Undistributed earnings allocated to common stock	41,305	22,512	20,245

Net earnings allocated to common shareholders	$129,658	$85,494	$82,531

Average common shares outstanding	67,404,254	50,353,452	50,265,620
Equivalents from stock options	244,419	72,626	32,399

Average diluted shares outstanding	67,648,673	50,426,078	50,298,019

Earnings per basic common share	$1.93	$1.70	$1.64
Earnings per diluted common share	$1.92	$1.70	$1.64

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

Recent Accounting Pronouncements: In August 2014, the FASB issued ASU 2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” ASU 2014-14 was issued to clarify the classification and measurement of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs. Specifically, creditors should reclassify loans that are within the scope of ASU 2014-14 to “other receivables” upon foreclosure, rather than reclassifying them to other real estate owned (OREO). ASU 2014-14 was effective for United on January 1, 2015, and did not have a significant impact on the Company’s financial condition or results of operation.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” ASU 2014-11 modifies accounting for repurchase-to-maturity transactions and repurchase financing arrangements, as well as modifies required disclosures. Under ASU 2014-11, repurchase-to-maturity transactions, repurchase agreements executed as repurchase financings, and other typical repurchase agreements are accounted for as secured borrowings. ASU 2014-11 also eliminates off-balance-sheet accounting for transfers of financial assets with contemporaneous repurchase financings. ASU 2014-11 was effective for United on January 1, 2015, and did not have a significant impact on the Company’s financial condition or results of operation.

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

In January 2014, the FASB issued ASU 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies when banks and similar institutions should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). An entity can elect either a retrospective or a prospective transition method, and early adoption is permitted. ASU 2014-04 was effective for United on January 1, 2015, and did not have a significant impact on the Company’s financial condition or results of operation.

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

NOTE B—MERGERS AND ACQUISITIONS

As previously mentioned, at the close of business on January 31, 2014 (Acquisition Date), United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce) of Arlington, Virginia. The acquisition of Virginia Commerce significantly enhances United’s existing footprint in the Washington, D.C. Metropolitan Statistical Area. The results of operations of Virginia Commerce are included in the consolidated results of operations from the date of acquisition.

At consummation, Virginia Commerce had assets of $2,769,716,000, loans of $2,065,490,000 and deposits of $2,018,962,000. The transaction was accounted for under the purchase acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date.

The aggregate purchase price was $585,533,000, including common stock issued valued at $547,894,000, stock options exchanged valued at $4,368,000, $33,263,000 paid in cash to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8,000 paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash portion of the purchase price was funded by cash on hand. The purchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the purchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of $335,644,000 and $17,143,000, respectively. The core deposit intangibles are being amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $88,129,000 on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1,708,000 on certain other real estate owned properties, a premium on interest-bearing deposits of $6,007,000, a premium on term securities sold under agreements to repurchase of $3,700,000 and a discount of $16,384,000 on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2014, the premium on the interest-bearing deposits and the securities sold under agreements to repurchase has an estimated remaining life of one year and 1.58 years, respectively, while the discount on the junior subordinated debt securities has an estimated remaining life of 19.58 years. United assumed $109,000 of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of December 31, 2014.

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

In conjunction with the Virginia Commerce merger, the acquired loan portfolio was accounted for at fair value as follows:

(In thousands)	January 31, 2014
Contractually required principal and interest at acquisition	$2,685,339
Contractual cash flows not expected to be collected	(396,024)

Expected cash flows at acquisition	2,289,315
Interest component of expected cash flows	(274,539)

Basis in acquired loans at acquisition – estimated fair value	$2,014,776

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $427,858,000, $189,277,000, and $179,199,000, respectively.

The following table shows the consideration paid for Virginia Commerce’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date.

(Dollars in thousands)
Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569
Investment securities	476,541
Loans	2,014,776
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	104,589

Total identifiable assets	$2,754,404
Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	11,395

Total identifiable liabilities	2,504,515

Net assets acquired including identifiable intangible assets	249,889

Resulting goodwill	$335,644

The following table provides a reconciliation of goodwill:

(In thousands)
Goodwill at December 31, 2013	$375,547
Addition to goodwill from Virginia Commerce acquisition	335,644
Reduction to goodwill for options exercised from previous acquisitions	(55)
Reclassification from goodwill	(1,342)

Goodwill at December 31, 2014	$709,794

The operating results of United for the year ended December 31, 2014 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Virginia Commerce, provided $100,759,000 in total revenues, which represents net interest income plus other income, and $44,856,000 in net income from the period from the Acquisition Date to December 31, 2014. These amounts are included in United’s consolidated financial statements as of and for the year ended December 31, 2014. Virginia Commerce’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the year ended December 31, 2014 and 2013, as if the Virginia Commerce merger had occurred on January 1, 2014 and 2013, respectively. These results combine the historical results of Virginia Commerce into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Virginia Commerce’s provision for credit losses for 2014 and 2013 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2014 and 2013. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(In thousands)	2014	2013
Total Revenues (1)	$466,138	$459,405
Net Income	122,745	120,345
(1) Represents net interest income plus other income

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,559	$1,425	$3	$89,981	$0
State and political subdivisions	133,730	3,165	32	136,863	0
Residential mortgage-backed securities
Agency	547,825	8,407	547	555,685	0
Non-agency	11,474	544	0	12,018	458
Commercial mortgage-backed securities
Agency	316,707	2,393	2,001	317,099	0
Asset-backed securities	8,004	23	0	8,027	0
Trust preferred collateralized debt obligations	51,328	922	12,692	39,558	25,886
Single issue trust preferred securities	13,760	173	2,189	11,744	0
Other corporate securities	4,998	137	0	5,135	0
Marketable equity securities	3,631	648	3	4,276	0

Total	$1,180,016	$17,837	$17,467	$1,180,386	$26,344

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$172,324	$178	$748	$171,754	$0
State and political subdivisions	60,861	1,874	26	62,709	0
Residential mortgage-backed securities
Agency	215,788	2,491	1,815	216,464	0
Non-agency	16,369	163	0	16,532	458
Commercial mortgage-backed securities
Agency	241,947	225	8,740	233,432	0
Asset-backed securities	9,257	1	31	9,227	0
Trust preferred collateralized debt obligations	73,862	210	30,623	43,449	34,299
Single issue trust preferred securities	14,346	305	2,019	12,632	0
Other corporate securities	4,996	219	0	5,215	0
Marketable equity securities	3,299	572	1	3,870	0

Total	$813,049	$6,238	$44,003	$775,284	$34,757

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2014 and 2013.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,142	$3	$0	$0
State and political subdivisions	11,637	32	0	0
Residential mortgage-backed securities
Agency	96,550	547	0	0
Commercial mortgage-backed securities
Agency	21,674	56	146,897	1,945
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	32,241	12,692
Single issue trust preferred securities	0	0	8,080	2,189
Marketable equity securities	23	3	0	0

Total	$137,026	$641	$187,218	$16,826

December 31, 2013
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$61,517	$748	$0	$0
State and political subdivisions	2,353	26	0	0
Residential mortgage-backed securities Agency	160,835	1,815	0	0
Commercial mortgage-backed securities Agency	208,979	8,740	0	0
Asset-backed securities	7,976	31	0	0
Trust preferred collateralized debt obligations	0	0	27,167	30,623
Single issue trust preferred securities	502	2	8,210	2,017
Marketable equity securities	0	0	25	1

Total	$442,162	$11,362	$35,402	$32,641

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

	Year Ended
(In thousands)	2014	2013	2012
Proceeds from maturities, sales and calls	$534,489	$698,264	$1,996,547
Gross realized gains	3,592	1,259	157
Gross realized losses	235	43	141

At December 31, 2014, gross unrealized losses on available for sale securities were $17,467,000 on 81 securities of a total portfolio of 451 available for sale securities. Securities in an unrealized loss position at December 31, 2014 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities and agency commercial mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $864,532,000 at December 31, 2014. Of the $864,532,000, $316,707,000 was related to agency commercial mortgage securities and $547,825,000 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2014.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $11,474,000 at December 31, 2014. Of the $11,474,000, $2,842,000 was rated above investment grade and $8,632,000 was rated below investment grade. Approximately 35% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 65% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at December 31, 2014. There was no credit-related or noncredit-related other-than-temporary impairment recognized in earnings for the full year of 2014 on the non-agency residential mortgage-backed securities.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the fourth quarter of 2014, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of B to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2014 consisted of $2,991,000 million in split-rated bonds and $10,769,000 in below investment grade bonds. Of the $10,769,000 in below investment grade bonds, $10,269,000 was in an unrealized loss position for twelve months or longer as of December 31, 2014.

Trust preferred collateralized debt obligations (Trup Cdos)

At December 31, 2014, United determined that certain Trup Cdos were other-than-temporarily impaired. In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2014, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that certain Trup Cdos experienced an adverse change in cash flows during the fourth quarter of 2014, as the expected discounted cash flows from these particular securities were less than the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

The total credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2014 related to the Trup Cdos was $704,000. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) in the fourth quarter on these securities resulted in a reduction of $2,154,000, or $1,400,000, net of taxes.

The credit-related other-than-temporary impairment recognized in earnings during 2014 related to these securities was $6,478,000, compared to $7,196,000 in 2013. The noncredit-related other-than-temporary impairment recognized in accumulated other comprehensive income (loss) (OCI) during 2014 on these securities, which are not expected to be sold, resulted in a reduction of $8,413,000, or $5,469,000, net of taxes. At December 31, 2014, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,886,000 as compared to $34,299,000 at December 31, 2013.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of December 31, 2014 consisted of $5,000,000 in investment grade bonds and $39,933,000 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of December 31, 2014.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$7,725	$6,660	$1,065	$5,000	$0	$2,725
Mezzanine —Bank (now in senior position)	12,218	9,833	2,385	0	0	12,218
Mezzanine – Bank	26,216	18,929	7,287	0	0	26,216
Mezzanine – Bank & Insurance (combination)	5,169	4,136	1,033	0	0	5,169

Totals	$51,328	$39,558	$11,770	$5,000	$0	$46,328

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

•

The secondary market for Trup Cdos ultimately became illiquid and although the market has improved, trading activity remains limited on these securities. In making this determination, the Company holds discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos.

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

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of BBB- to a high of Aa1. The below investment grade Trup Cdos range from a low of Ca to a high of Ba1.

The Company has recognized cumulative credit-related other-than-temporary impairment of $49,587,000 on certain Trup Cdos since the third quarter of 2009.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 97.3% to a high of 242.2%, with a median of 135.7%, and a weighted average of 175.8%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2014 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3,631,000 at December 31, 2014. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at December 31, 2014. These securities were in an unrealized net gain position of $645,000 at December 31, 2014.

Other investment securities (cost method)

During the fourth quarter of 2014, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2014 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2014	2013	2012
Balance of cumulative credit losses at beginning of period	$40,663	$39,012	$34,307
Additions for credit losses recognized in earnings during the period:
Credit losses on securities for which OTTI was not previously recognized	0	0	275
Additional credit losses on securities for which OTTI was previously recognized	6,442	4,865	7,101
Reductions for securities sold or paid off during the period	(23,366)	(3,214)	(2,671)

Balance of cumulative credit losses at end of period	$23,739	$40,663	$39,012

The amortized cost and estimated fair value of securities available for sale at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $876,006,000 and an estimated fair value of $884,802,000 at December 31, 2014 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$38,358	$38,727
Due after one year through five years	180,821	181,930
Due after five years through ten years	313,863	317,663
Due after ten years	643,343	637,790
Marketable equity securities	3,631	4,276

Total	$1,180,016	$1,180,386

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,599	$1,329	$0	$11,928
State and political subdivisions	9,369	32	294	9,107
Residential mortgage-backed securities
Agency	41	7	0	48
Single issue trust preferred securities	19,281	0	3,600	15,681
Other corporate securities	20	0	0	20

Total	$39,310	$1,368	$3,894	$36,784

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,762	$1,689	$0	$12,451
State and political subdivisions	10,367	37	299	10,105
Residential mortgage-backed securities
Agency	50	9	0	59
Single issue trust preferred securities	19,766	0	4,108	15,658
Other corporate securities	20	0	0	20

Total	$40,965	$1,735	$4,407	$38,293

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2014, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,908,000) and SunTrust Bank ($7,401,000). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,401,000) and Royal Bank of Scotland ($973,000). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. Gains or losses on calls of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2014	2013	2012
Gross realized gains	$9	$114	$352
Gross realized losses	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $41,000 and an estimated fair value of $48,000 at December 31, 2014 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$360	$361
Due after one year through five years	14,499	15,848
Due after five years through ten years	4,293	4,007
Due after ten years	20,158	16,568

Total	$39,310	$36,784

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,081,299,000 and $640,870,000 at December 31, 2014 and 2013, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $8,803,000 at December 31, 2014 and a net unrealized loss of $7,667,000 at December 31, 2013 on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2014, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

(Dollars in thousands)	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations
	$17,009	0.54%	$29,679	3.34%	$48,859	2.71%	$3,611	3.99%
States and political subdivisions (1)	21,709	5.16%	36,015	3.71%	51,789	4.20%	33,586	5.02%
Residential mortgage-backed securities
Agency	0	0.00%	4,299	3.52%	17,491	4.35%	526,076	2.24%
Non-agency	0	0.00%	3,635	5.01%	0	0.00%	7,839	5.83%
Commercial mortgage-backed
Agency	0	0.00%	108,690	1.64%	200,017	2.30%	8,000	2.71%
Asset-backed securities	0	0.00%	8,004	0.69%	0	0.00%	0	0.00%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	51,328	3.61%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	33,041	2.22%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	3,631	2.94%
Other Corporate securities	0	0.00%	4,998	2.73%	0	0.00%	20	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2014	2013
Commercial, financial, and agricultural
Owner-occupied	$1,016,364	$654,963
Nonowner-occupied	2,760,189	1,917,785
Other commercial	1,577,438	1,338,355

Total commercial, financial & agricultural	5,353,991	3,911,103
Residential real estate	2,263,354	1,821,378
Construction & land development	1,133,251	670,364
Consumer:
Bankcard	10,437	11,023
Other Consumer	358,459	299,731
Less: Unearned interest	(14,840)	(9,016)

Total Loans, net of unearned interest	$9,104,652	$6,704,583

The table above does not include loans held for sale of $8,680,000 and $4,236,000 at December 31, 2014 and December 31, 2013, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $176,339,000 or 1.93% of total gross loans at December 31, 2014 and $31,099,000, or less than 1% of total gross loans, at December 31, 2014 and 2013, respectively. The contractual principal in these acquired impaired loans was $252,759,000 and $52,237,000 at December 31, 2014 and 2013, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2014 follows.

(In thousands)

Accretable yield at the beginning of the period	$2,251
Additions	14,396
Accretion (including cash recoveries)	(13,206)
Net reclassifications to accretable from non-accretable	9,928
Disposals (including maturities, foreclosures, and charge-offs)	(2,030)

Accretable yield at the ending of the period	$11,339

At December 31, 2014 and 2013, loans-in-process of $40,279,000 and $43,158,000 and overdrafts from deposit accounts of $7,373,000 and $4,344,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $188,516,000 and $150,798,000 at December 31, 2014 and 2013, respectively. During 2014, $112,130,000 of new loans were made, repayments totaled $107,628,000, and related party loans of $33,216,000 were acquired in the Virginia Commerce merger.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2014, United had TDRs of $22,234,000 as compared to $8,157,000 as of December 31, 2013. Of the $22,234,000 aggregate balance of TDRs at December 31, 2014, $4,194,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $8,157,000 aggregate balance of TDRs at December 31, 2013, $861,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of December 31, 2014, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2014, United had restructured loans in the amount of $3,988,000 that were modified by a reduction in the interest rate, $8,444,000 that were modified by a combination of a reduction in the interest rate and the principal and $9,802,000 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2014 and 2013, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2014
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	1	185	183
Other commercial	6	14,331	14,243
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	7	$14,516	$14,426

Troubled Debt Restructurings For the Year Ended December 31, 2013
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	4	$5,143	$4,561
Nonowner-occupied	2	762	757
Other commercial	0	0	0
Residential real estate	1	105	104
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	7	$6,010	$5,422

During 2014, restructured loans of $5,572,000 were modified by a combination of a reduction in the interest rate and a change in terms. The remaining $8,854,000 of loans restructured during 2014 was modified by a change in terms. During 2013, restructured loans of $2,954,000 were modified by a combination of a reduction in the interest rate and a change in terms. The remaining $2,166,000 and $302,000 of loans restructured during 2013 was modified by a reduction in the interest rate and a change in terms, respectively. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the years ended December 31, 2014 and 2013. These loans were restructured during the last twelve months and subsequently defaulted, resulting in a principal charge-off during the respective time periods. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Year Ended December 31, 2014		Year Ended December 31, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:	0	$0	0	$0
Owner-occupied	0	0	0	0
Nonowner-occupied	1	475	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	0	0	1	375
Consumer:	0	0	0	0
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$475	1	$375

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2014
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,158	$13,582	$17,740	$998,624	$1,016,364	$1,039
Nonowner-occupied	10,627	14,859	25,486	2,734,703	2,760,189	45
Other commercial	17,348	17,975	35,323	1,542,115	1,577,438	3,034
Residential real estate	40,793	25,544	66,337	2,197,017	2,263,354	5,417
Construction & land development	5,329	17,119	22,448	1,110,803	1,133,251	648
Consumer:
Bankcard	471	114	585	9,852	10,437	114
Other consumer	8,992	1,727	10,719	347,740	358,459	1,378

Total	$87,718	$90,920	$178,638	$8,940,854	$9,119,492	$11,675

(1)	Other includes loans with a recorded investment of $176,339 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2013
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$14,144	$4,537	$18,681	$636,282	$654,963	$1,383
Nonowner-occupied	30,836	11,725	42,561	1,875,224	1,917,785	186
Other commercial	54,319	11,794	66,113	1,272,242	1,338,355	896
Residential real estate	54,271	25,446	79,717	1,741,661	1,821,378	5,214
Construction & land development	9,921	18,491	28,412	641,952	670,364	1,611
Consumer:
Bankcard	229	128	357	10,666	11,023	128
Other consumer	9,466	1,712	11,178	288,553	299,731	1,626

Total	$173,186	$73,833	$247,019	$6,466,580	$6,713,599	$11,044

(1)	Other includes loans with a recorded investment of $31,099 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2014	December 31, 2013
Commercial real estate:
Owner-occupied	$12,543	$3,154
Nonowner-occupied	14,814	11,539
Other commercial	14,941	10,898
Residential real estate	20,127	20,232
Construction & land development	16,471	16,880
Consumer:
Bankcard	0	0
Other consumer	349	86

Total	$79,245	$62,789

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2014
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$920,981	$2,592,783	$1,407,853	$966,335
Special mention	26,181	48,382	20,776	64,597
Substandard	69,202	119,024	147,494	102,319
Doubtful	0	0	1,315	0

Total	$1,016,364	$2,760,189	$1,577,438	$1,133,251

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2013
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$604,129	$1,811,915	$1,206,030	$510,911
Special mention	27,576	45,617	60,668	63,375
Substandard	23,258	60,253	71,148	96,078
Doubtful	0	0	509	0

Total	$654,963	$1,917,785	$1,338,355	$670,364

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2014
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,176,655	$9,852	$347,442
Special mention	18,254	471	9,113
Substandard	66,973	114	1,904
Doubtful	1,472	0	0

Total	$2,263,354	$10,437	$358,459

As of December 31, 2013
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$1,773,244	$10,666	$288,401
Special mention	13,006	229	9,466
Substandard	35,128	128	1,712
Doubtful	0	0	152

Total	$1,821,378	$11,023	$299,731

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2014			December 31, 2013
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$37,811	$37,811	$0	$4,672	$4,672	$0
Nonowner-occupied	48,126	48,462	0	5,938	6,651	0
Other commercial	38,521	40,329	0	10,292	17,753	0
Residential real estate	31,262	31,930	0	12,009	12,193	0
Construction & land development	64,945	68,799	0	13,866	14,662	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	41	41	0	0	0	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,014	$5,014	$776	$4,358	$4,358	$638
Nonowner-occupied	6,994	6,994	797	9,350	10,563	1,631
Other commercial	17,554	20,554	7,168	13,304	16,240	2,192
Residential real estate	6,028	7,349	2,578	7,669	8,191	4,112
Construction & land development	10,779	14,189	3,627	11,050	14,833	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	152	152	152
Total:
Commercial real estate:
Owner-occupied	$42,825	$42,825	$776	$9,030	$9,030	$638
Nonowner-occupied	55,120	55,456	797	15,288	17,214	1,631
Other commercial	56,075	60,883	7,168	23,596	33,993	2,192
Residential real estate	37,290	39,279	2,578	19,678	20,384	4,112
Construction & land development	75,724	82,988	3,627	24,916	29,495	3,752
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	41	41	0	152	152	152

	Impaired Loans
	For the Year Ended
	December 31, 2014		December 31, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$36,295	$877	$11,379	$242
Nonowner-occupied	58,537	953	10,168	194
Other commercial	30,071	698	11,550	1,828
Residential real estate	30,602	341	9,211	358
Construction & land development	51,337	513	9,305	373
Consumer:
Bankcard	0	0	0	0
Other consumer	44	0	114	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,461	$235	$2,543	$159
Nonowner-occupied	7,441	211	6,352	289
Other commercial	13,701	274	16,129	286
Residential real estate	7,986	90	6,009	283

	Impaired Loans
	For the Year Ended
	December 31, 2014		December 31, 2013
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Construction & land development	10,721	68	13,393	58
Consumer:
Bankcard	0	0	0	0
Other consumer	76	0	38	0
Total:
Commercial real estate:
Owner-occupied	$40,756	$1,112	$13,922	$401
Nonowner-occupied	65,978	1,164	16,520	483
Other commercial	43,772	972	27,679	2,114
Residential real estate	38,588	431	15,220	641
Construction & land development	62,058	581	22,698	431
Consumer:
Bankcard	0	0	0	0
Other consumer	120	0	152	0

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500,000 in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the year of 2014, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,518,000 and $2,143,000 at December 31, 2014 and December 31, 2013, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2014	2013	2012
Balance at beginning of period	$76,341	$75,557	$75,727
Provision for credit losses	21,312	19,754	17,665

	97,653	95,311	93,392

Loans charged off	25,241	21,006	20,555
Less recoveries	4,635	2,036	2,720

Net charge-offs	20,606	18,970	17,835

Balance at end of period	$77,047	$76,341	$75,557

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2014 and 2013 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2014
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	3,073	2,097	4,947	5,027	7,476	2,621	0	25,241
Recoveries	2,372	268	294	573	685	443	0	4,635
Provision	(911)	1,004	10,667	1,595	7,240	2,316	26	21,937

Ending balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529

Ending Balance: individually evaluated for impairment	$776	$797	$7,168	$2,578	$3,627	$0	$0	$14,946
Ending Balance: collectively evaluated for impairment	$3,265	$7,370	$19,763	$11,257	$15,775	$3,083	$70	$60,583
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,016,364	$2,760,189	$1,577,438	$2,263,354	$1,133,251	$368,896	$0	$9,119,492
Ending Balance: individually evaluated for impairment	$12,869	$13,733	$27,491	$16,189	$17,168	$0	$0	$87,450
Ending Balance: collectively evaluated for impairment	$971,408	$2,692,374	$1,523,504	$2,227,605	$1,071,966	$368,846	$0	$8,855,703
Ending Balance: loans acquired with deteriorated credit quality	$32,087	$54,082	$26,443	$19,560	$44,117	$50	$0	$176,339

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2013
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,877	$12,876	$20,511	$14,895	$18,858	$2,620	$264	$73,901
Charge-offs	5,344	1,164	7,699	4,111	896	1,792	0	21,006
Recoveries	150	56	641	698	73	418	0	2,036
Provision	6,970	(2,776)	7,464	5,212	918	1,699	(220)	19,267

Ending balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198

Ending Balance: individually evaluated for impairment	$638	$1,631	$2,192	$4,112	$3,752	$152	$0	$12,477
Ending Balance: collectively evaluated for impairment	$5,015	$7,361	$18,725	$12,582	$15,201	$2,793	$44	$61,721
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$654,963	$1,917,785	$1,338,355	$1,821,378	$670,364	$310,754	$0	$6,713,599
Ending Balance: individually evaluated for impairment	$7,157	$13,913	$22,327	$16,160	$21,593	$152	$0	$81,302
Ending Balance: collectively evaluated for impairment	$646,548	$1,894,421	$1,314,543	$1,802,686	$632,407	$310,593	$0	$6,601,198
Ending Balance: loans acquired with deteriorated credit quality	$1,258	$9,451	$1,485	$2,532	$16,364	$9	$0	$31,099

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2014	2013

Land	$24,857	$23,018
Buildings and improvements	87,273	83,144
Leasehold improvements	27,923	22,092
Furniture, fixtures and equipment	57,878	49,697

	197,931	177,951
Less allowance for depreciation and amortization	120,411	108,054

Net bank premises and equipment	$77,520	$69,897

Depreciation expense was $9,351,000, $7,912,000, and $7,790,000 for years ending December 31, 2014, 2013 and 2012, respectively, while amortization expense was $136,000 for the year ended December 31, 2014 and $103,000 in each of years ended December 31, 2013 and 2012.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $12,610,000, $8,969,000 and $9,427,000 for the years ended December 31, 2014, 2013 and 2012, respectively. United Bank (WV) leases three of its offices from companies that are beneficially owned by two former United directors. Rent expense incurred on these facilities was $961,000, $999,000, and $1,755,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2014, consisted of the following:

Year	Amount
(In thousands)
2015	$10,917
2016	9,739
2017	8,778
2018	7,873
2019	6,827
Thereafter	15,404

Total minimum lease payments	$59,538

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	$(39,317)	$21,260

Goodwill not subject to amortization			$709,794

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$43,434	$(35,296)	$8,138

Goodwill not subject to amortization			$375,547

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2014:

Year	Amount
(In thousands)
2015	$3,420
2016	2,981
2017	2,767
2018	2,574
2019 and thereafter	9,518

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2014	2013
Demand deposits	$2,591,619	$1,874,520
Interest-bearing checking	1,695,146	1,195,956
Regular savings	659,773	556,183
Money market accounts	2,065,162	1,224,116
Time deposits under $100,000	955,178	887,516
Time deposits over $100,000	1,078,607	883,280

Total deposits	$9,045,485	$6,621,571

Included in time deposits over $100,000 at December 31, 2014 and 2013 were time deposits of $250,000 or more of $272,059,000 and $235,529,000, respectively. Interest paid on deposits approximated $26,925,000, $27,182,000 and $33,133,000 in 2014, 2013 and 2012, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $189,126,000 and $137,428,000 at December 31, 2014 and 2013, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2014 and 2013, short-term borrowings and the related weighted-average interest rates were as follows:

	2014				2013
			Weighted-			Weighted-
(Dollars in thousands)			Average			Average
	Amount		Rate		Amount	Rate
Federal funds purchased	$53,840		0.20%		$27,685	0.20%
Securities sold under agreements to repurchase	381,812	(1)	0.15	%(1)	188,069	0.09%

Total	$435,652				$215,754

(1)

Excludes a wholesale security sold under an agreement to repurchase assumed in the Virginia Commerce merger of $52,343, including an acquisition accounting adjustment to fair value, with an interest rate of 4.37% at December 31, 2014 and scheduled to mature in May of 2018.

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

The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years. The table does not include the long-term wholesale security sold under an agreement to repurchase mentioned above assumed in the Virginia Commerce merger.

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2014	$53,840	$381,812
2013	27,685	188,069
2012	5,446	209,516
Weighted-average interest rate at year-end:
2014	0.20%	0.15%
2013	0.20%	0.09%
2012	0.20%	0.09%
Maximum amount outstanding at any month’s end:
2014	$53,840	$527,904
2013	27,685	220,155
2012	23,100	273,041
Average amount outstanding during the year:
2014	$24,037	$357,083
2013	12,595	199,823
2012	16,314	261,558
Weighted-average interest rate during the year:
2014	0.20%	0.12%
2013	0.20%	0.10%
2012	0.20%	0.08%

At December 31, 2014, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $10,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2014, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $1,133,000, $894,000 and $304,000 in 2014, 2013 and 2012, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2014, the total carrying value of loans pledged as collateral for FHLB advances approximated $3,864,387,000. United had an unused borrowing amount as of December 31, 2014 of approximately $2,385,415,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. In the fourth quarter of 2014, United prepaid a $15,000,000 long-term FHLB advance with an interest rate of 4.78%. The prepayment of the FHLB advance resulted in a before-tax penalty of $1,971,000.

At December 31, 2014 and 2013, FHLB advances and the related weighted-average interest rates were as follows:

	2014			2013
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$830,335	0.37%	0.37%	$592,069	0.56%	0.56%

No overnight funds were included in the $830,335,000 above at December 31, 2014. Overnight funds of $215,000,000 were included in the $592,069,000 above at December 31, 2013. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2014 and 2013 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q, Notes to Consolidated Financial Statements.

A wholesale security sold under an agreement to repurchase of $52,343,000, including an acquisition accounting adjustment to fair value, was assumed in the Virginia Commerce merger. The repurchase agreement had an interest rate of 4.37% at December 31, 2014 and is scheduled to mature in May of 2018.

At December 31, 2014, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2014 and 2013, the outstanding balance of the Debentures was $222,636,000 and $198,628,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

As part of the acquisition of Virginia Commerce on January 31, 2014, United assumed all the obligations of Virginia Commerce and its subsidiaries. Virginia Commerce has a total of three statutory business trusts that were formed for the purpose of issuing or participating in Capital Securities with the proceeds invested in Debentures of Virginia Commerce. At merger, the outstanding balance of Virginia Commerce’s Debentures was $50,635,000, including purchase accounting adjustments.

During the fourth quarter of 2014, United redeemed the Capital Securities of Sequoia Capital Trust I. As part of the redemption, United retired the $2,000,000 principal of 10.18% Junior Subordinated Debentures issued by Sequoia Capital

Trust I. During the fourth quarter of 2014, United redeemed the Capital Securities of VCBI Capital Trust IV. As part of the redemption, United retired the $25,000,000 principal amount of 10.20% Junior Subordinated Debentures issued by VCBI Capital Trust IV. The redemptions were funded with excess cash available to United.

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

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$ 14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$ 10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$ 10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$ 10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$ 15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$ 25,000	3-month LIBOR + 1.42%	February 23, 2036

At December 31, 2014 and 2013, the Debentures and their related weighted-average interest rates were as follows:

	2014		2013
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
Sequoia Trust I	—	—	2,065	10.18%
United Statutory Trust III	20,619	3.09%	20,619	3.10%
United Statutory Trust IV	25,774	3.08%	25,774	3.09%
United Statutory Trust V	51,547	1.79%	51,547	1.80%
United Statutory Trust VI	30,928	1.54%	30,928	1.54%
Premier Statutory Trust II	6,186	3.33%	6,186	3.34%
Premier Statutory Trust III	8,248	1.98%	8,248	1.98%
Premier Statutory Trust IV	14,433	1.80%	14,433	1.80%
Premier Statutory Trust V	10,310	1.85%	10,310	1.85%
Centra Statutory Trust I	9,915	2.54%	9,859	2.54%
Centra Statutory Trust II	9,915	1.88%	9,859	1.89%
Virginia Commerce Trust II	11,323	3.63%	—	—
Virginia Commerce Trust III	14,638	1.65%	—	—

Total	$222,636		$198,628

At December 31, 2014, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2015	$793,491
2016	645
2017	330
2018	52,343
2019 and thereafter	258,505

Total	$1,105,314

Interest paid on long-term borrowings approximated $13,954,000, $8,846,000 and $14,370,000 in 2014, 2013 and 2012, respectively.

NOTE L—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2014	2013	2012
Legal, consulting & other professional services	$9,620	$7,250	$11,204
Franchise & other taxes not on income	7,513	4,816	4,717
Automated Teller Machine (ATM) expenses	6,626	5,195	5,921

NOTE M—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2014	2013	2012
Current expense:
Federal	$51,001	$32,378	$37,623
State	3,900	4,048	914
Deferred expense:
Federal and State	10,097	2,990	337

Total income taxes	$64,998	$39,416	$38,874

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$68,210	35.0%	$43,765	35.0%	$42,519	35.0%

Plus: State income taxes net of federal tax benefits	2,523	1.3	2,392	1.9	594	0.5

	70,733	36.3	46,157	36.9	43,113	35.5

Increase (decrease) resulting from:
Tax-exempt interest income	(4,048)	(2.1)	(3,837)	(3.1)	(4,127)	(3.4)
Other items-net	(1,687)	(0.8)	(2,904)	(2.3)	(112)	(0.1)

Income taxes	$64,998	33.4%	$39,416	31.5%	$38,874	32.0%

For years ended 2014, 2013 and 2012, United incurred federal income tax expense applicable to the sales and calls of securities of $1,178,000, $533,000 and $156,000, respectively. Income taxes paid approximated $60,431,000, $49,114,000 and $27,057,000 in 2014, 2013 and 2012, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2014, United had no state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $7,513,000, $4,816,000 and $4,717,000 for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$27,868	$28,108
Other accrued liabilities	3,503	830
Unrecognized components of net periodic pension costs	21,868	12,168
Unrealized loss on securities available for sale	0	13,255
Other real estate owned	8,141	4,288
Purchase accounting intangibles	20,340	3,598

Total deferred tax assets	81,720	62,247

Deferred tax liabilities:
Unrealized gain on securities available for sale	1,861	0
Deferred mortgage points	399	283
Accrued benefits payable	7,532	7,806
Premises and equipment	672	2,563
Other	939	2,117

Total deferred tax liabilities	11,403	12,769

Net deferred tax assets	$70,317	$49,478

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2014	2013
Unrecognized tax benefits at beginning of year	$2,512	$2,106
Decrease in unrecognized tax benefits as a result of tax positions settled during the current period	0	(213)
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	983	661
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(42)	(42)

Unrecognized tax benefits at end of year	$3,453	$2,512

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012 and 2013 and State Taxing authorities for the years ended December 31, 2011 through 2013.

As of December 31, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions was $569,000 and $455,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2014, 2013 and 2012.

NOTE N—EMPLOYEE BENEFIT PLANS

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

Included in accumulated other comprehensive income at December 31, 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1,000 ($1,000 net of tax) and unrecognized actuarial losses of $58,576,000 ($38,074,000 net of tax). The amortization of these items expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 is $1,000 ($1,000 net of tax), and $4,865,000 ($3,162,000 net of tax), respectively.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2014	2013	2012
Service cost	$2,160	$2,672	$2,517
Interest cost	5,379	4,913	4,849
Expected return on plan assets	(9,102)	(8,313)	(7,999)
Recognized net actuarial loss	1,994	4,821	4,199
Amortization of prior service cost	1	1	1

Net periodic pension cost	$432	$4,094	$3,567

Weighted-Average Assumptions:
Discount rate	5.20%	4.40%	5.15%
Expected return on assets	7.50%	7.75%	8.00%
Rate of Compensation Increase (prior to age 45)	3.50%	3.75%	3.75%
Rate of Compensation Increase (otherwise)	3.00%	2.75%	2.75%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2014 and 2013 and the accumulated benefit obligation at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2014	2013
Projected Benefit Obligation at the Beginning of the Year	$105,186	$112,534
Service Cost	2,160	2,672
Interest Cost	5,379	4,913
Actuarial Loss (Gain)	26,733	(11,646)
Benefits Paid	(3,719)	(3,287)

Projected Benefit at the End of the Year	$135,739	$105,186
Accumulated Benefit Obligation at the End of the Year	$123,453	$95,859

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$123,188	$108,859
Actual Return on Plan Assets	6,416	17,616
Benefits Paid	(3,719)	(3,287)
Employer Contributions	0	0

Fair value of plan assets at end of year	$125,885	$123,188

Net Amount Recognized
Funded Status	$(9,854)	$18,002
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	1	2
Unrecognized Net Loss	58,576	31,151

Net Amount Recognized	$48,723	$49,155

Weighted-Average Assumptions at the End of the Year
Discount Rate	4.35%	5.20%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2015	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2014	December 31, 2013
Equity Securities	62%	50-70%	67%	66%
Debt Securities	26%	20-50%	22%	21%
Other	12%	3-15%	11%	13%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,963,000 (3%) at December 31, 2014 and $3,328,000 (3%) at December 31, 2013.

The policy, as established by the Pension Committee, primarily consisting of United’s Executive Management, is to invest assets based upon the target allocations stated above. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to determine if the policy should be changed. Prohibited investments include, but are not limited to, futures contracts, private placements, uncovered options, real estate, the use of margin, short sales, derivatives for speculative purposes, and other investments that are speculative in nature. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed 10% of the total plan assets, and no more than the 15% of total plan assets is to be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 15% of the plan assets is to be invested in foreign securities, both equity and fixed. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. United uses the corridor approach based on 10% of the greater of the projected benefit obligation and the market-related value of plan assets to amortize actuarial gains and losses.

At December 31, 2014, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2015	$3,970
2016	4,322
2017	4,608
2018	4,962
2019	5,294
2020 through 2024	32,066

United did not contribute to the plan in 2014 and 2013 as no contributions were required by funding regulations or law. For 2015, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2015, the amount of which cannot be reasonably estimated at this time.

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

Common and Preferred Stock: These securities are valued at the closing price on the respective stock exchange (Level 1).

Mutual Funds: Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1). However, certain funds are valued by the fund administrator using pricing models that considers observable market data (Level 2).

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 Using
(In thousands) Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,317	$2,317	$0	$0

Fixed Income Securities:
Mortgage backed securities	81	0	81	0
Collateralized mortgage obligations	222	0	222	0
Municipal obligations	1,108	0	1,108	0
Corporate bonds	1,776	0	1,776	0
Foreign bonds, notes and debentures	93	0	93	0

Fixed Income Mutual Funds:
Taxable	10,097	10,097	0	0
Domestic	14,045	14,045	0	0

		Fair Value Measurements at December 31, 2014 Using
(In thousands) Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Alternative	5,881	5,881	0	0

Equity Securities:
Preferred stock	207	207	0	0
Common stock	22,113	22,113	0	0

Equity Mutual Funds:
Domestic equity large cap	25,318	25,318	0	0
Domestic equity mid cap	6,064	6,064	0	0
Domestic equity small cap	13,541	13,541	0	0
International emerging equity	5,926	5,926	0	0
International equity developed	11,664	11,664	0	0
Alternative equity	5,432	5,432	0	0

Total	$125,885	$122,605	$3,280	$0

		Fair Value Measurements at December 31, 2013 Using
(In thousands) Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,985	$2,985	$0	$0

Fixed Income Securities:
Mortgage backed securities	118	0	118	0
Collateralized mortgage obligations	245	0	245	0
Municipal obligations	1,112	0	1,112	0
Corporate bonds	2,363	0	2,363	0

Fixed Income Mutual Funds:
Strategic income	3,985	3,985	0	0
Taxable	3,970	3,970
Domestic	13,834	13,834	0	0

Alternative	6,131	6,131	0	0
Equity Securities:
Preferred stock	195	195	0	0

Common stock	20,089	20,089	0	0
Equity Mutual Funds:
Domestic equity large cap	23,042	23,042	0	0
Domestic equity mid cap	5,540	5,540	0	0
Domestic equity small cap	15,293	15,293	0	0
International emerging equity	6,076	6,076	0	0
International equity developed	11,817	11,817	0	0
Alternative equity	5,692	5,692	0	0

Other Assets:
Partnerships	701	0	701	0

Total	$123,188	$118,649	$4,539	$0

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,761,000, $1,411,000 and $1,330,000 in 2014, 2013 and 2012, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2014 and 2013, the combined plan assets included 886,139 and 912,713 shares, respectively, of United common stock with an approximate fair value of $33,186,000 and $28,705,000, respectively. Dividends paid on United common stock held by the plans approximated $1,133,000, $1,172,000 and $1,112,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE O—STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the year of 2014, a total of 204,800 non-qualified stock options and 66,949 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $2,195,000 and $1,786,000 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the years 2014 and 2013, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2014 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.10%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.312; and a weighted-average expected option life of 6.89 years, respectively. The estimated fair value of the options at the date of grant was $6.42 for the options granted during 2014. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2014, and the changes during the year of 2014 are presented below:

	Year ended December 31, 2014
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2014	1,447,997			$29.33
Assumed in Virginia Commerce merger	440,813			19.55
Granted	204,800			28.89
Exercised	468,933			21.10
Forfeited or expired	244,129			35.31

Outstanding at December 31, 2014	1,380,548	$13,125	5.6	$27.94

Exercisable at December 31, 2014	1,003,284	$9,615	4.5	$27.87

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2014	589,197	$ 7.01
Granted	204,800	6.42
Vested	402,950	7.40
Forfeited or expired	13,783	6.42

Nonvested at December 31, 2014	377,264	$ 6.29

As of December 31, 2014, the total unrecognized compensation cost related to nonvested option awards was $1,611,000 with a weighted-average expense recognition period of 1.3 years. The total fair value of awards vested during the year ended December 31, 2014, was $2,983,000.

Cash received from options exercised under the Plans for the years ended December 31, 2014, 2013 and 2012 was $9,878,000, $2,364,000, and $115,000, respectively. During 2014 and 2013, 468,933 and 100,302 shares, respectively, were issued in connection with stock option exercises. Of the 468,933 shares issued in connection with stock option exercises, 352,503 were issued from available treasury stock while 116,430 shares were issued from authorized and unissued stock for 2014. All shares issued in connection with stock option exercises were issued from available treasury stock for 2013. The weighted-average grant-date fair value of options granted in the year of 2014, 2013, and 2012 was $6.42, $5.74, and $6.86, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2014, 2013, and 2012 was $4,832,000, $507,000, and $98,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $73,000, $331,000 and $35,000 from excess tax benefits related to share-based compensation for the year of 2014, 2013 and 2012, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2014, the total unrecognized compensation cost related to nonvested stock awards was $2,218,000 with a weighted-average expense recognition period of 2.4 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	85,497	$ 27.53
Assumed in Virginia Commerce merger	34,538	29.89
Granted	66,949	28.89
Vested	63,148	28.78
Forfeited	3,528	28.16

Outstanding at December 31, 2014	120,308	$ 28.29

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,763,129,000 and $2,504,093,000 of loan commitments outstanding as of December 31, 2014 and 2013, respectively, the majority of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2014, United had $216,000 of outstanding commercial letters of credit and no outstanding commercial letters of credit as of December 31, 2013. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $160,230,000 and $114,664,000 as of December 31, 2014 and 2013, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2014, United has only fair value hedges.

For the years ended December 31, 2014 and 2013, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are netted in noninterest income.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2014 and 2013.

	Derivative Hedging Instruments
	December 31, 2014		December 31, 2013
(Dollars in thousands)	Notional Amount	Average Pay Rate	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$40,429	5.07%	$41,868	5.07%

Total Derivatives Used in Fair Value Hedges	$40,429		$41,868

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$40,429		$41,868

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2014		December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$90	Other assets	$2,179
Total derivatives designated as hedging instruments		$90		$2,179
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,704	Other assets	$1,045

Total derivatives not designated as hedging instruments		$3,704		$1,045

Total asset derivatives		$3,794		$3,224

	Liability Derivatives
	December 31, 2014		December 31, 2013
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$432	Other liabilities	$149

Total derivatives designated as hedging instruments		$432		$149

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,704	Other liabilities	$1,045

Total derivatives not designated as hedging instruments		$3,704		$1,045

Total liability derivatives		$4,136		$1,194

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 is presented as follows:

			Year Ended
(In thousands)	Income Statement Location		December 31, 2014	December 31, 2013	December 31, 2012
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(1,047)	$(522)	$(298)

Total derivatives in fair value hedging relationships			$(1,047)	$(522)	$(298)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0	$0

Total derivatives not designated as hedging instruments			$0	$0	$0

Total derivatives			$(1,047)	$(522)	$(298)

(1) Represents net gains and net losses from derivative assets not designated as hedging instruments.

For the years ended December 31, 2014, 2013 and 2012, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.

NOTE R—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2014	2013	2012
Net Income	$129,888	$85,628	$82,607
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(6,478)	(7,534)	(10,840)
Related income tax effect	2,267	2,637	3,794
Less : OTTI charges recognized in net income	6,478	7,332	7,376
Related income tax effect	(2,267)	(2,566)	(2,582)
Reclassification of previous noncredit OTTI to credit OTTI	8,413	12,425	5,887
Related income tax effect	(2,944)	(4,349)	(2,061)

Net unrealized gains (losses) on AFS securities with OTTI	5,469	7,945	1,574
Net change in unrealized (losses) gains on AFS securities arising during the period	33,078	(1,082)	5,471
Related income tax effect	(11,577)	379	(1,915)
Net reclassification adjustment for gains included in net income	(3,357)	(1,216)	(16)
Related income tax effect	1,175	426	6

	19,319	(1,493)	3,546

Net effect of AFS securities on other comprehensive income	24,788	6,452	5,120

Held to maturity (“HTM”) securities:
Unrealized loss related to the call of HTM securities transferred from AFS to the HTM portfolio	0	0	0
Related income tax effect	0	0	0
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	8	7
Related income tax effect	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	5	5	4

Defined benefit pension plan:
Net actuarial loss during the period	(28,876)	20,305	(10,206)
Related income tax effect	10,106	(7,107)	3,572
Amortization of prior service cost recognized in net income	1	1	1
Related income tax effect	0	0	0
Amortization of net actuarial loss recognized in net income	1,994	4,821	4,199
Related income tax effect	(735)	(1,776)	(1,680)

Net effect of change in defined benefit pension plan on other comprehensive income	(17,510)	16,244	(4,114)

Total change in other comprehensive income, net of tax	7,283	22,701	1,010

Total Comprehensive Income	$137,171	$108,329	$83,617

The components of accumulated other comprehensive income for the year ended December 31, 2014 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2014
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2014	($23,235)	($67)	($19,745)	($43,047)
Other comprehensive income before reclassification	21,501	5	0	21,506
Amounts reclassified from accumulated other comprehensive income	3,287	0	(17,510)	(14,223)

Net current-period other comprehensive income, net of tax	24,788	5	(17,510)	7,283

Balance at December 31, 2014	$1,553	($62)	($37,255)	($35,764)

(a) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2014
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$8,413		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(3,357)		Net gains on sales/calls of investment securities

	5,056		Total before tax
Related income tax effect	(1,769)		Tax expense

	3,287		Net of tax
Pension plan:
Change in pension asset	(28,876	)(a)
Amortization of prior service cost	1	(b)
Recognized net actuarial loss	1,994	(b)

	(26,881)		Total before tax
Related income tax effect	9,371		Tax expense

	(17,510)		Net of tax

Total reclassifications for the period	$(14,223)

(a) This AOCI component is included in the computation of changes in plan assets (see Note N, Employee Benefit Plans)

(b) This AOCI component is included in the computation of net periodic pension cost (see Note N, Employee Benefit Plans)

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2014	2013
Assets
Cash and due from banks	$38,984	$43,613
Securities available for sale	2,132	1,925
Securities held to maturity	20	20
Other investment securities	102	125
Investment in subsidiaries:
Bank subsidiaries	1,769,962	1,139,786
Nonbank subsidiaries	6,436	6,396
Other assets	13,029	11,751

Total Assets	$ 1,830,665	$ 1,203,616

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$ 128,868	$128,868
Accrued expenses and other liabilities	45,637	33,016
Shareholders’ equity (including other accumulated comprehensive loss of $35,764 and $43,047 at December 31, 2014 and 2013, respectively)	1,656,160	1,041,732

Total Liabilities and Shareholders’ Equity	$ 1,830,665	$1,203,616

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2014	2013	2012
Income
Dividends from banking subsidiaries	$ 97,000	$ 69,500	$ 67,600
Net interest income	59	74	119
Management fees:
Bank subsidiaries	19,400	17,665	15,854
Nonbank subsidiaries	27	27	27
Other income	96	555	105

Total Income	116,582	87,821	83,705

Expenses
Operating expenses	24,043	20,595	20,879

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	92,539	67,226	62,826
Applicable income tax benefit	(1,332)	(709)	(1,487)

Income Before Equity in Undistributed Net Income of Subsidiaries	93,871	67,935	64,313
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	35,978	17,652	18,186
Nonbank subsidiaries	39	41	108

Net Income	$ 129,888	$ 85,628	$ 82,607

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2014	2013	2012
Operating Activities
Net income	$129,888	$85,628	$82,607
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(36,018)	(17,693)	(18,294)
Amortization of net periodic pension costs	34	373	117
Stock-based compensation	2,195	1,786	1,908
Net gain on securities transactions	(96)	(556)	(55)
Net change in other assets and liabilities	5,172	867	(1,553)

Net Cash Provided by Operating Activities	101,175	70,405	64,730

Investing Activities
Net (purchases of) proceeds from sales of securities	(90)	2,341	1,541
Net cash paid in acquisition of subsidiary	(33,271)	0	0
Change in other investment securities	23	37	38

Net Cash (Used in) Provided by Investing Activities	(33,338)	2,378	1,579

Financing Activities
Cash dividends paid	(82,496)	(62,434)	(62,333)
Redemption of issued trust preferred securities	0	0	(5,155)
Acquisition of treasury stock	(2)	(93)	(12)
Proceeds from sale of treasury stock from deferred compensation plan	81	77	130
Excess tax benefits from stock-based compensation arrangements	73	331	35
Proceeds from exercise of stock options	9,878	2,364	115

Net Cash Used in Financing Activities	(72,466)	(59,755)	(67,220)

(Decrease) Increase in Cash and Cash Equivalents	(4,629)	13,028	(911)

Cash and Cash Equivalents at Beginning of Year	43,613	30,585	31,496

Cash and Cash Equivalents at End of Year	$38,984	$43,613	$30,585

NOTE T—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2014, were approximately $358,127,000 and $286,898,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2013, was approximately $245,566,000 and $239,755,000, respectively.

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

During 2015, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $54,212,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $139,813,000 at December 31, 2014, and must be secured by qualifying collateral.

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

Quantitative measures established by regulation to ensure capital adequacy require United to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2014, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2014, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$1,269,893	13.2%	$772,453	≥8.0%	$965,566	≥10.0%
United Bank (WV)	547,205	12.5%	350,053	≥8.0%	437,567	≥10.0%
United Bank (VA)	691,718	12.9%	428,439	≥8.0%	535,549	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	1,183,870	12.3%	386,226	≥4.0%	579,340	≥6.0%
United Bank (WV)	504,795	11.5%	175,027	≥4.0%	262,540	≥6.0%
United Bank (VA)	657,078	12.3%	214,220	≥4.0%	321,330	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	1,183,870	10.3%	459,433	≥4.0%	574,291	≥5.0%
United Bank (WV)	504,795	9.5%	213,782	≥4.0%	267,228	≥5.0%
United Bank (VA)	657,078	10.0%	263,666	≥4.0%	329,582	≥5.0%
As of December 31, 2013:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$971,401	13.7%	$566,836	≥8.0%	$708,545	≥10.0%
United Bank (WV)	525,517	12.5%	336,100	≥8.0%	420,125	≥10.0%
United Bank (VA)	412,120	14.4%	229,656	≥8.0%	287,070	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	886,094	12.5%	283,418	≥4.0%	425,127	≥6.0%
United Bank (WV)	485,038	11.6%	168,050	≥4.0%	252,075	≥6.0%
United Bank (VA)	376,255	13.1%	114,828	≥4.0%	172,242	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	886,094	10.7%	330,614	≥4.0%	413,267	≥5.0%
United Bank (WV)	485,038	9.7%	199,209	≥4.0%	249,012	≥5.0%
United Bank (VA)	376,255	11.2%	134,613	≥4.0%	168,266	≥5.0%

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2014, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2014. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2014 ranged from LIBOR plus 3.50% to LIBOR plus 9.50%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 19%, or $7.6 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy:

	Balance as of December 31, 2014	Fair Value at December 31, 2014 Using
(In thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$89,981	$0	$89,981	$0
State and political subdivisions	136,863	0	136,863	0
Residential mortgage-backed securities
Agency	555,685	0	555,685	0
Non-agency	12,018	0	12,018	0
Asset-backed securities	8,027	0	8,027	0
Commercial mortgage-backed securities
Agency	317,099	0	317,099	0
Trust preferred collateralized debt obligations	39,558	0	0	39,558
Single issue trust preferred securities	11,744	0	11,744	0
Other corporate securities	5,135	0	5,135	0

Total available for sale debt securities	1,176,110	0	1,136,552	39,558
Available for sale equity securities:
Financial services industry	2,533	759	1,774	0
Equity mutual funds (1)	560	560	0	0
Other equity securities	1,183	1,183	0	0

Total available for sale equity securities	4,276	2,502	1,774	0

Total available for sale securities	1,180,386	2,502	1,138,326	39,558
Derivative financial assets:
Interest rate contracts	3,794	0	3,794	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,136	0	4,136	0

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

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2014 and 2013 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2014	2013
Balance, beginning of year	$43,449	$40,613

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(4,034)	(6,456)

Included in other comprehensive income	12,312	14,520

Purchases, issuances, and settlements	(12,169)	(5,228)

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$39,558	$43,449

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2014. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the year of 2014 and 2013.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013:

(In thousands) Description	Balance as of December 31, 2014	Fair Value at December 31, 2014 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$46,369	$0	$8,518	$37,851	$7,349
OREO	38,778	0	38,778	0	3,307

(In thousands) Description	Balance as of December 31, 2013	Fair Value at December 31, 2013 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$45,883	$0	$13,081	$32,802	$1,886
OREO	38,182	0	38,107	75	2,548

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Cash and cash equivalents	$753,064	$753,064	$0	$753,064	$0
Securities available for sale	1,180,386	1,180,386	2,502	1,138,326	39,558
Securities held to maturity	39,310	36,784	0	34,764	2,020
Other securities	96,344	91,527	0	0	91,527
Loans held for sale	8,680	8,680	0	8,680	0
Loans	9,029,123	9,055,281	0	0	9,055,281
Derivative financial assets	3,794	3,794	0	3,794	0
Deposits	9,045,485	9,044,976	0	9,044,976	0
Short-term borrowings	435,652	435,652	0	435,652	0
Long-term borrowings	1,105,314	1,081,133	0	1,081,133	0
Derivative financial liabilities	4,136	4,136	0	4,136	0

December 31, 2013
Cash and cash equivalents	$416,617	$416,617	$0	$416,617	$0
Securities available for sale	775,284	775,284	2,796	729,039	43,449

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities held to maturity	40,965	38,293	0	35,773	2,520
Other securities	73,093	70,072	0	0	70,072
Loans held for sale	4,236	4,236	0	4,236	0
Loans	6,630,385	6,657,376	0	0	6,657,376
Derivative financial assets	3,224	3,224	0	3,224	0
Deposits	6,621,571	6,641,070	0	6,641,070	0
Short-term borrowings	430,754	430,754	0	430,754	0
Long-term borrowings	575,697	553,796	0	553,796	0
Derivative financial liabilities	1,194	1,194	0	1,194	0

NOTE V— VARIABLE INTEREST ENTITIES

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

During the fourth quarter of 2014, United redeemed the trust preferred securities listed below. The Federal Reserve Board did not object to the redemption of the securities. The redemptions were funded with excess cash that was available to United.

Trust	Interest Rate	Redemption Price	Principal Amount Outstanding ($000)	Principal Amount to be Redeemed ($000)	Redemption Date
Sequoia Capital Trust I	10.18%	103.563%	$2,000	$2,000	December 8, 2014
VCBI Capital Trust IV	10.20%	100.000%	$25,000	$25,000	December 30, 2014

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2014			As of December 31, 2013
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$241,147	$233,222	$7,925	$201,186	$194,453	$6,733

(1) Represents investment in VIEs.

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2014 and 2013 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Interest income	$95,164	$104,799	$106,857	$111,722
Interest expense	9,862	10,867	10,939	11,166
Net interest income	85,302	93,932	95,918	100,556
Provision for credit losses	4,679	6,201	4,748	6,309
Mortgage banking income	259	438	774	405
Securities gains (losses), net	185	(420)	(3,405)	528
Other noninterest income	25,943	18,976	18,797	18,482
Noninterest expense	61,026	57,103	57,694	64,024
Income taxes	15,860	16,375	16,382	16,381
Net income (1)	30,124	33,247	33,260	33,257

Per share data:
Average shares outstanding (000s):
Basic	62,435	68,956	69,045	69,089
Diluted	62,707	69,154	69,269	69,355
Net income per share:
Basic	$0.48	$0.48	$0.48	$0.48
Diluted	$0.48	$0.48	$0.48	$0.48
Dividends per share	$0.32	$0.32	$0.32	$0.32

2013
Interest income	$76,325	$75,485	$76,705	$77,639
Interest expense	9,503	9,282	9,075	8,453
Net interest income	66,822	66,203	67,630	69,186
Provision for credit losses	5,187	4,960	4,777	4,343
Mortgage banking income	965	739	605	262
Securities losses, net	(694)	211	101	(5,427)
Other noninterest income	17,936	17,327	17,411	17,070
Noninterest expense	48,108	47,725	48,367	47,836
Income taxes	10,155	9,576	10,433	9,252
Net income (1)	21,579	22,219	22,170	19,660

Per share data:
Average shares outstanding (000s):
Basic	50,302	50,346	50,379	50,417
Diluted	50,332	50,402	50,473	50,564
Net income per share:
Basic	$0.43	$0.44	$0.44	$0.39
Diluted	$0.43	$0.44	$0.44	$0.39
Dividends per share	$0.31	$0.31	$0.31	$0.32

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 65-66 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2015 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2014 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2015 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits—See the Exhibits’ Index on page 135 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 140.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Virginia Commerce Bancorp, Inc.	(2)(a)

Joint Waiver and Agreement		(b)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(c)

(b) Bylaws		(d)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams		(e)

(b) Third Amended Employment Agreement for Richard M. Adams		(f)

(c) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(g)

(d) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(h)

(e) Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr.		(i)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(j)

(g) Form of the First Amendment to Second Amendment
and First Restatement of the United Bankshares, Inc.
Supplemental Executive Retirement Agreement (Tier 1
SERP) for Steven E. Wilson, James B. Hayhurst, Jr.,
and Joe L. Wilson

(k)

(h) Form of the Amendment and First Restatement of
the United Bankshares, Inc. Supplemental Executive
Retirement Agreement (Tier 2 SERP) for Richard M.
Adams, Jr., Executive Vice-President and James J.
Consagra, Jr., Executive Vice-President

(l)

(i) Employment Agreement with J. Paul McNamara		(m)

Description	S-K Item 601 Table Reference	Sequential Page Number

(j) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(n)

(k) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(o)

(l) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(p)

(m) Supplemental Executive Retirement Agreement for Craige Smith		(q)

(n) Supplemental Executive Retirement Agreement for Mark Tatterson		(r)

(o) Form of Independent Contractor Agreement with Peter A. Converse		(s)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan(t)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(u)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(v)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(w)

(t) United Bankshares, Inc. 2011 Long-term Incentive Plan		(x)

(u) Form of Independent Contractor Agreement with James B. Hayhurst, Jr.		(y)

(v) Form of Independent Contractor Agreement with Steven E. Wilson		(z)

Statement Re: Computation of Ratios	(12)	Filed herewith

Subsidiaries of the Registrant	(21)	Filed herewith

Consent of Ernst & Young LLP	(23)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	Filed herewith

Description		S-K Item 601 Table Reference	Sequential Page Number

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*	(32.1)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*	(32.2)	Filed herewith

Interactive data file (XBRL)		(101)	(aa)

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated January 29, 2013 and filed January 31, 2013 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated November 29, 2013 and filed November 29, 2013 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to Exhibit 3.1 to the Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibit 3.2 to the Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibit 10.5 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibit 10.7 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(n)	Incorporated into this filing by reference to Exhibit 10.7 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to Exhibit 10.8 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(p)	Incorporated into this filing by reference to Exhibit 10.11 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(q)	Incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(r)	Incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(s)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(t)	Incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(u)	Incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(v)	Incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(w)	Incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(x)	Incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 0-13322.

(y)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated April 30, 2014 and filed May 2, 2014 for United Bankshares, Inc., File No. 0-13322.

(z)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated December 31, 2014 and filed January 7, 2015 for United Bankshares, Inc., File No. 0-13322.

(aa)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 2, 2015

/s/ W.Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 2, 2015

/s/ J. Paul McNamara	Director	March 2, 2015

/s/ P. Clinton Winter, Jr.	Director	March 2, 2015

/s/ Mark R. Nesselroad	Director	March 2, 2015

/s/ John M. McMahon	Director	March 2, 2015

/s/ Mary K. Weddle	Director	March 2, 2015

/s/ Lawrence K. Doll	Director	March 2, 2015

/s/ W. Douglas Fisher	Director	March 2, 2015

/s/ Theodore J. Georgelas	Director	March 2, 2015

/s/ Douglas J. Leech	Director	March 2, 2015

/s/ William C. Pitt, III	Director	March 2, 2015

/s/ Peter A. Converse	Director	March 2, 2015

/s/ Robert G. Astorg	Director	March 2, 2015