Form 10-Q
period 2015-09-30
UNITED BANKSHARES INC/WV
filed 2015-11-06
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Class - Common Stock, $2.50 Par Value; 69,573,186 shares outstanding as of October 31, 2015.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2015 and December 31, 2014, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015 and 2014, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2015, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30	December 31
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$143,276	$175,713
Interest-bearing deposits with other banks	864,460	576,630
Federal funds sold	722	721

Total cash and cash equivalents	1,008,458	753,064
Securities available for sale at estimated fair value (amortized cost- $1,099,646 at September 30, 2015 and $1,180,016 at December 31, 2014)	1,107,410	1,180,386
Securities held to maturity (estimated fair value-$36,232 at September 30, 2015 and $36,784 at December 31, 2014)	38,795	39,310
Other investment securities	90,387	96,344
Loans held for sale	11,602	8,680
Loans	9,187,949	9,119,492
Less: Unearned income	(14,292)	(14,840)

Loans net of unearned income	9,173,657	9,104,652
Less: Allowance for loan losses	(75,480)	(75,529)

Net loans	9,098,177	9,029,123
Bank premises and equipment	73,915	77,520
Goodwill	710,252	709,794
Accrued interest receivable	35,424	32,334
Other assets	382,509	402,256

TOTAL ASSETS	$12,556,929	$12,328,811

Liabilities
Deposits:
Noninterest-bearing	$2,703,433	$2,591,619
Interest-bearing	6,801,463	6,453,866

Total deposits	9,504,896	9,045,485
Borrowings:
Federal funds purchased	32,250	53,840
Securities sold under agreements to repurchase	341,694	434,155
Federal Home Loan Bank borrowings	664,880	830,335
Other long-term borrowings	223,288	222,636
Reserve for lending-related commitments	1,178	1,518
Accrued expenses and other liabilities	78,902	84,682

TOTAL LIABILITIES	10,847,088	10,672,651

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-69,583,445 and 69,314,407 at September 30, 2015 and December 31, 2014, respectively, including 21,397 and 18,548 shares in treasury at September 30, 2015 and December 31, 2014, respectively	173,959	173,286
Surplus	751,261	742,960
Retained earnings	814,094	776,311
Accumulated other comprehensive loss	(28,740)	(35,764)
Treasury stock, at cost	(733)	(633)

TOTAL SHAREHOLDERS’ EQUITY	1,709,841	1,656,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,556,929	$12,328,811

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$97,331	$97,874	$289,184	$281,663
Interest on federal funds sold and other short-term investments	461	241	1,142	656
Interest and dividends on securities:
Taxable	7,619	7,873	23,390	21,869
Tax-exempt	898	869	2,674	2,632

Total interest income	106,309	106,857	316,390	306,820

Interest expense
Interest on deposits	7,145	7,077	20,826	20,493
Interest on short-term borrowings	213	234	653	911
Interest on long-term borrowings	2,633	3,628	7,942	10,264

Total interest expense	9,991	10,939	29,421	31,668

Net interest income	96,318	95,918	286,969	275,152
Provision for loan losses	5,182	4,748	16,252	15,628

Net interest income after provision for loan losses	91,136	91,170	270,717	259,524

Other income
Fees from trust and brokerage services	4,737	4,474	14,560	13,708
Fees from deposit services	9,059	11,134	29,266	31,595
Bankcard fees and merchant discounts	1,243	1,101	3,288	2,974
Other service charges, commissions, and fees	527	512	1,644	1,541
Income from bank-owned life insurance	1,234	1,325	3,765	4,021
Income from mortgage banking	665	774	1,873	1,471
Net gain on the sale of bank premises	0	0	0	8,976
Other income	236	251	979	901
Total other-than-temporary impairment losses	0	(561)	(100)	485
Portion of loss recognized in other comprehensive income	0	(4,153)	66	(6,259)

Net other-than-temporary impairment losses	0	(4,714)	(34)	(5,774)
Net gains on sales/calls of investment securities	111	1,309	160	2,134

Net investment securities gains (losses)	111	(3,405)	126	(3,640)

Total other income	17,812	16,166	55,501	61,547

Other expense
Employee compensation	22,700	22,173	63,692	68,726
Employee benefits	6,690	4,753	20,081	15,567
Net occupancy expense	5,654	6,400	18,725	19,349
Other real estate owned (OREO) expense	769	1,818	3,003	4,968
Equipment expense	2,601	2,376	6,745	6,518
Data processing expense	3,582	3,785	11,192	10,611
Bankcard processing expense	390	350	1,092	1,022
FDIC insurance expense	2,098	1,981	6,253	5,559
Other expense	13,200	14,058	42,286	43,503

Total other expense	57,684	57,694	173,069	175,823

Income before income taxes	51,264	49,642	153,149	145,248
Income taxes	16,217	16,382	48,666	48,617

Net income	$35,047	$33,260	$104,483	$96,631

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Earnings per common share:
Basic	$0.50	$0.48	$1.51	$1.45

Diluted	$0.50	$0.48	$1.50	$1.44

Dividends per common share	$0.32	$0.32	$0.96	$0.96

Average outstanding shares:
Basic	69,391,401	69,044,876	69,302,180	66,836,396
Diluted	69,689,723	69,269,309	69,586,287	67,069,352

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net income	$35,047	$33,260	$104,483	$96,631

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	5,482	1,635	4,716	18,445
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	2	4	4
Change in pension plan assets, net of tax	768	309	2,304	928

Comprehensive income, net of tax	$41,298	$35,206	$111,507	$116,008

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2015
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2015	69,314,407	$173,286	$742,960	$776,311	($35,764)	($633)	$1,656,160

Comprehensive income:
Net income	0	0	0	104,483	0	0	104,483
Other comprehensive income, net of tax:	0	0	0	0	7,024	0	7,024

Total comprehensive income, net of tax							111,507
Stock based compensation expense	0	0	2,144	0	0	0	2,144
Distribution of treasury stock for deferred compensation plan (24 shares)	0	0	0	0	0	1	1
Purchase of treasury stock (12 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.96 per share)	0	0	0	(66,700)	0	0	(66,700)
Grant of restricted stock (53,071 shares)	53,071	132	(132)	0	0	0	0
Forfeiture of restricted stock (2,861 shares)	0	0	100	0	0	(100)	0
Common stock options exercised (215,967 shares)	215,967	541	6,189	0	0	0	6,730

Balance at September 30, 2015	69,583,445	$173,959	$751,261	$814,094	($28,740)	($733)	$1,709,841

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30
	2015	2014
NET CASH PROVIDED BY OPERATING ACTIVITIES	$127,687	$99,495

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	400	897
Proceeds from sales of securities available for sale	6,233	92,413
Proceeds from maturities and calls of securities available for sale	123,793	408,079
Purchases of securities available for sale	(50,955)	(403,277)
Purchases of bank premises and equipment	(3,940)	(6,300)
Proceeds from sales of bank premises and equipment	998	11,428
Redemption of bank-owned life insurance policies	0	8,930
Purchases of other investment securities	(11,979)	(59,123)
Proceeds from sales and redemptions of other investment securities	18,005	42,282
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	0	97,298
Net change in loans	(78,266)	(308,225)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,289	(115,598)

FINANCING ACTIVITIES
Cash dividends paid	(66,607)	(60,354)
Excess tax benefits from stock-based compensation arrangements	853	482
Acquisition of treasury stock	(1)	(2)
Proceeds from exercise of stock options	6,590	7,172
Repayment of long-term Federal Home Loan Bank borrowings	(790,455)	(421,390)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	625,000	775,000
Distribution of treasury stock for deferred compensation plan	1	81
Changes in:
Deposits	460,978	110,112
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(112,941)	(220,345)

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,418	190,756

Increase in cash and cash equivalents	255,394	174,653

Cash and cash equivalents at beginning of year	753,064	416,617

Cash and cash equivalents at end of period	$1,008,458	$591,270

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2015 and 2014 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2014 has been extracted from the audited financial statements included in United’s 2014 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2014 Annual Report of United on Form 10-K. To conform to the 2015 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, as part of its simplification initiative. ASU 2015-16 requires an acquirer to “recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.” In addition, the acquirer must record, in the financial statements for the same period, “the effect on earnings of changes in depreciation, amortization, or other income effect, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.” Entities must also “present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date.” ASU 2015-16 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), a consensus of the FASB Emerging Issues Task Force.” ASU 2015-07 modifies certain provision of FASB Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820). ASU 2015-07 eliminates the requirement to categorize investments in the fair value hierarchy if an investment’s fair value is measured based on net asset value (NAV) per share (or its equivalent) using the practical expedient. The reporting entities will no longer be required to provide the related fair value disclosures for these securities but instead, will be required to disclose information to help users understand the nature of the investments as well as risks, including whether it is probable that the amount realized on the sale of the investments would differ from net asset value. ASU 2015-07 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” ASU 2015-04 gives an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. ASU 2015-04 also provides guidance on accounting for contributions to the plan and significant events that require a remeasurement that occur during the period between a month-end measurement and the employer’s fiscal year-end. ASU 2015-04 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial condition, similar to the presentation of debt discounts. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and does not change the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The new consolidation standard eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model in ASC 810. ASU 2015-02 affects all entities, could change consolidation conclusions and may trigger additional disclosures. ASU 2015-02 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

The aggregate purchase price was $585,533 including common stock issued valued at $547,894, stock options exchanged valued at $4,368, cash paid of $33,263 to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8 paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash portion of the purchase price was funded by cash on hand. The purchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the purchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of $336,102 and $17,143, respectively. The core deposit intangibles are being amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $88,129 on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1,708 on certain other real estate owned properties, a premium on interest-bearing deposits of $6,007, a premium on term securities sold under agreements to repurchase of $3,700 and a discount of $16,384 on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2015, the premium on the interest-bearing deposits and the securities sold under agreements to repurchase has an estimated remaining life of three months and 0.83 years, respectively, while the discount on the junior subordinated debt securities has an estimated remaining life of 18.83 years. United assumed $109 of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of September 30, 2015.

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

Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569
Investment securities	476,541
Loans	2,014,776
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	104,131

Total identifiable assets	$2,753,946
Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	11,395

Total identifiable liabilities	2,504,515

Net assets acquired including identifiable intangible assets	249,431

Resulting goodwill	$336,102

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2014	$709,794
Addition to goodwill from Virginia Commerce acquisition	458

Goodwill at September 30, 2015	$710,252

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2015
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$78,864	$2,914	$0	$81,778	$0
State and political subdivisions	137,660	2,489	194	139,955	0
Residential mortgage-backed securities
Agency	487,995	11,738	63	499,670	0
Non-agency	9,638	476	3	10,111	458
Commercial mortgage-backed securities
Agency	308,596	5,680	98	314,178	0
Asset-backed securities	4,273	0	8	4,265	0
Trust preferred collateralized debt obligations	49,894	680	14,863	35,711	25,952
Single issue trust preferred securities	13,798	210	1,780	12,228	0
Other corporate securities	4,999	73	0	5,072	0
Marketable equity securities	3,929	535	22	4,442	0

Total	$1,099,646	$24,795	$17,031	$1,107,410	$26,410

	December 31, 2014
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,559	$1,425	$3	$89,981	$0
State and political subdivisions	133,730	3,165	32	136,863	0
Residential mortgage-backed securities
Agency	547,825	8,407	547	555,685	0
Non-agency	11,474	544	0	12,018	458
Commercial mortgage-backed securities
Agency	316,707	2,393	2,001	317,099	0
Asset-backed securities	8,004	23	0	8,027	0
Trust preferred collateralized debt obligations	51,328	922	12,692	39,558	25,886
Single issue trust preferred securities	13,760	173	2,189	11,744	0
Other corporate securities	4,998	137	0	5,135	0
Marketable equity securities	3,631	648	3	4,276	0

Total	$1,180,016	$17,837	$17,467	$1,180,386	$26,344

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2015 and December 31, 2014.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
September 30, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	17,546	194	0	0
Residential mortgage-backed securities
Agency	20,780	63	0	0
Non-agency	378	3	0	0
Commercial mortgage-backed securities
Agency	7,934	67	9,527	31
Asset-backed securities	4,265	8	0	0
Trust preferred collateralized debt obligations	1,199	94	29,578	14,769
Single issue trust preferred securities	0	0	3,900	1,780
Marketable equity securities	973	22	0	0

Total	$53,075	$451	$43,005	$16,580

December 31, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,142	$3	$0	$0
State and political subdivisions	11,637	32	0	0
Residential mortgage-backed securities
Agency	96,550	547	0	0
Commercial mortgage-backed securities
Agency	21,674	56	146,897	1,945
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	32,241	12,692
Single issue trust preferred securities	0	0	8,080	2,189
Marketable equity securities	23	3	0	0

Total	$137,026	$641	$187,218	$16,826

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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Proceeds from sales and calls	$42,559	$64,610	$130,027	$500,493
Gross realized gains	43	1,314	97	2,366
Gross realized losses	2	5	7	232

At September 30, 2015, gross unrealized losses on available for sale securities were $17,031 on 56 securities of a total portfolio of 449 available for sale securities. Securities in an unrealized loss position at September 30, 2015 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $796,591 at September 30, 2015. Of the $796,591, $308,596 was related to agency commercial mortgage securities and $487,995 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2015.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $9,638 at September 30, 2015. Of the $9,638, $2,141 was rated above investment grade and $7,496 was rated below investment grade. Approximately 30% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 70% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at September 30, 2015.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, TARP participation status, and other key factors. Upon completing the review for the third quarter of 2015, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of B+ to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2015 consisted of $2,997 in investment grade bonds, $5,121 in split-rated bonds and $5,680 in below investment grade bonds. The amortized cost of available for sale single issue trust preferred securities included $5,680 that was in an unrealized loss position for twelve months or longer as of September 30, 2015.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2015, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including TARP participation, capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flow during the third quarter of 2015, as the expected discounted cash flows from these securities were greater than or equal to the discounted cash flow originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2015 related to these securities. At September 30, 2015, the balance of the noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952 as compared to $25,886 at December 31, 2014.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of September 30, 2015 consisted of $4,617 in investment grade bonds and $39,731 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of September 30, 2015:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$6,758	$5,981	$777	$4,617	$0	$2,141
Mezzanine – Bank (now in senior position)	11,859	9,097	2,762	0	0	11,859
Mezzanine – Bank	26,090	16,966	9,124	0	0	26,090
Mezzanine – Bank & Insurance (combination)	5,187	3,667	1,520	0	0	5,187

Totals	$49,894	$35,711	$14,183	$4,617	$0	$45,277

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 98.0% to a high of 308.4%, with a median of 147.8%, and a weighted average of 206.9%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Management does not believe any individual security with an unrealized loss as of September 30, 2015 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $3,929 at September 30, 2015. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at September 30, 2015. These securities had gross unrealized losses of $22 at September 30, 2015.

Other investment securities (cost method)

During the third quarter of 2015, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2015 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Balance of cumulative credit losses at beginning of period	$23,773	$34,082	$23,739	$40,663
Addition for credit losses recognized in earnings during the period:
Additional credit losses on securities for which OTTI was previously recognized	0	4,714	34	5,738
Reductions for securities sold or paid off during the period	0	0	0	(7,605)

Balance of cumulative credit losses at end of period	$23,773	$38,796	$23,773	$38,796

The amortized cost and estimated fair value of securities available for sale at September 30, 2015 and December 31, 2014 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2015		December 31, 2014
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$22,311	$22,451	$38,358	$38,727
Due after one year through five years	276,823	281,147	180,821	181,930
Due after five years through ten years	199,455	206,182	313,863	317,663
Due after ten years	597,128	593,188	643,343	637,790
Marketable equity securities	3,929	4,442	3,631	4,276

Total	$1,099,646	$1,107,410	$1,180,016	$1,180,386

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,470	$1,066	$0	$11,536
State and political subdivisions	8,975	24	304	8,695
Residential mortgage-backed securities
Agency	36	7	0	43
Single issue trust preferred securities	19,294	0	3,356	15,938
Other corporate securities	20	0	0	20

Total	$38,795	$1,097	$3,660	$36,232

	December 31, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,599	$1,329	$0	$11,928
State and political subdivisions	9,369	32	294	9,107
Residential mortgage-backed securities
Agency	41	7	0	48
Single issue trust preferred securities	19,281	0	3,600	15,681
Other corporate securities	20	0	0	20

Total	$39,310	$1,368	$3,894	$36,784

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2015, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,913) and SunTrust Bank ($7,407). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,407) and Royal Bank of Scotland ($973). Other corporate securities consist mainly of bonds of corporations.

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2015 and December 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,049	$5,215	$360	$361
Due after one year through five years	9,287	10,200	14,499	15,848
Due after five years through ten years	4,294	3,998	4,293	4,007
Due after ten years	20,165	16,819	20,158	16,568

Total	$38,795	$36,232	$39,310	$36,784

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,034,982 and $1,081,299 at September 30, 2015 and December 31, 2014, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2015	December 31, 2014
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$942,302	$1,016,364
Nonowner-occupied commercial real estate	2,842,158	2,760,189
Other commercial loans	1,609,331	1,577,438

Total commercial, financial & agricultural	5,393,791	5,353,991
Residential real estate	2,252,530	2,263,354
Construction & land development	1,125,908	1,133,251
Consumer:
Bankcard	10,171	10,437
Other consumer	405,549	358,459

Total gross loans	$9,187,949	$9,119,492

The table above does not include loans held for sale of $11,602 and $8,680 at September 30, 2015 and December 31, 2014, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $154,180 or 1.68% of total gross loans at September 30, 2015 and $176,339 or 1.93% of total gross loans at December 31, 2014. The contractual principal in these acquired impaired loans was $217,684 and $252,759 at September 30, 2015 and December 31, 2014, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2015 follows:

Accretable yield at the beginning of the period	$11,339
Accretion (including cash recoveries)	(8,590)
Net reclassifications to accretable from non-accretable	10,393
Disposals (including maturities, foreclosures, and charge-offs)	(510)

Accretable yield at the end of the period	$12,632

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $196,403 and $188,516 at September 30, 2015 and December 31, 2014, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2015, United had TDRs of $21,509 as compared to $22,234 as of December 31, 2014. Of the $21,509 aggregate balance of TDRs at September 30, 2015, $9,679 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $22,234 aggregate balance of TDRs at December 31, 2014, $4,194 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2015, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2015, United had restructured loans in the amount of $3,882 that were modified by a reduction in the interest rate, $7,919 that were modified by a combination of a reduction in the interest rate and the principal and $9,708 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

No loans were restructured during the three months ended September 30, 2015 and 2014. The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2015 and 2014, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2015			September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	0	$0	$0
Nonowner-occupied	1	669	647	0	0	0
Other commercial	1	240	240	2	5,630	5,630
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$909	$887	2	$5,630	$5,630

During the first nine months of 2015, restructured loans of $887 were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During the first nine months of 2014, restructured loans of $5,630 were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month period ended September 30, 2015 subsequently defaulted, resulting in a principal charge-off during the three months and first nine months ended September 30, 2015. The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months and nine months ended September 30, 2014. During the time periods indicated, the loan’s principal was reduced through a charge-off to the value of the underlying collateral.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	1	478	1	478
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$478	1	$478

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2015

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,729	$14,178	$19,907	$922,395	$942,302	$1,394
Nonowner-occupied	12,154	20,978	33,132	2,809,026	2,842,158	1,341
Other commercial	8,751	29,998	38,749	1,570,582	1,609,331	6,375
Residential real estate	34,672	30,605	65,277	2,187,253	2,252,530	4,093
Construction & land development	4,327	15,931	20,258	1,105,650	1,125,908	1,643
Consumer:
Bankcard	448	216	664	9,507	10,171	216
Other consumer	7,645	1,308	8,953	396,596	405,549	1,086

Total	$73,726	$113,214	$186,940	$9,001,009	$9,187,949	$16,148

(1)	Other includes loans with a recorded investment of $154,180 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2014

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,158	$13,582	$17,740	$998,624	$1,016,364	$1,039
Nonowner-occupied	10,627	14,859	25,486	2,734,703	2,760,189	45
Other commercial	17,348	17,975	35,323	1,542,115	1,577,438	3,034
Residential real estate	40,793	25,544	66,337	2,197,017	2,263,354	5,417
Construction & land development	5,329	17,119	22,448	1,110,803	1,133,251	648
Consumer:
Bankcard	471	114	585	9,852	10,437	114
Other consumer	8,992	1,727	10,719	347,740	358,459	1,378

Total	$87,718	$90,920	$178,638	$8,940,854	$9,119,492	$11,675

(1)	Other includes loans with a recorded investment of $176,339 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$12,784	$12,543
Nonowner-occupied	19,637	14,814
Other commercial	23,623	14,941
Residential real estate	26,512	20,127
Construction & land development	14,288	16,471
Consumer:
Bankcard	0	0
Other consumer	222	349

Total	$97,066	$79,245

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2015
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$857,365	$2,691,563	$1,454,916	$971,431
Special mention	26,129	27,057	46,861	61,767
Substandard	58,808	123,538	100,512	92,710
Doubtful	0	0	7,042	0

Total	$942,302	$2,842,158	$1,609,331	$1,125,908

As of December 31, 2014
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$920,981	$2,592,783	$1,407,853	$966,335
Special mention	26,181	48,382	20,776	64,597
Substandard	69,202	119,024	147,494	102,319
Doubtful	0	0	1,315	0

Total	$1,016,364	$2,760,189	$1,577,438	$1,133,251

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2015
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,182,354	$9,507	$396,446
Special mention	14,027	448	7,751
Substandard	54,958	216	1,352
Doubtful	1,191	0	0

Total	$2,252,530	$10,171	$405,549

As of December 31, 2014
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,176,655	$9,852	$347,442
Special mention	18,254	471	9,113
Substandard	66,973	114	1,904
Doubtful	1,472	0	0

Total	$2,263,354	$10,437	$358,459

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$41,438	$41,651	$0	$37,811	$37,811	$0
Nonowner-occupied	76,314	76,778	0	48,126	48,462	0
Other commercial	30,002	31,868	0	38,521	40,329	0
Residential real estate	25,776	26,541	0	31,262	31,930	0
Construction & land development	30,131	31,838	0	64,945	68,799	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	39	39	0	41	41	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,590	$4,590	$1,194	$5,014	$5,014	$776
Nonowner-occupied	7,056	7,056	1,339	6,994	6,994	797
Other commercial	18,287	21,788	12,394	17,554	20,554	7,168
Residential real estate	10,054	11,374	3,292	6,028	7,349	2,578

	Impaired Loans
	September 30, 2015			December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Construction & land development	13,635	19,639	4,467	10,779	14,189	3,627
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$46,028	$46,241	$1,194	$42,825	$42,825	$776
Nonowner-occupied	83,370	83,834	1,339	55,120	55,456	797
Other commercial	48,289	53,656	12,394	56,075	60,883	7,168
Residential real estate	35,830	37,915	3,292	37,290	39,279	2,578
Construction & land development	43,766	51,477	4,467	75,724	82,988	3,627
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	39	39	0	41	41	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$42,679	$75	$37,208	$129
Nonowner-occupied	73,694	566	63,035	230
Other commercial	32,839	133	20,679	59
Residential real estate	28,572	31	32,864	46
Construction & land development	31,815	6	44,191	97
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	55	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,603	$28	$4,352	$114
Nonowner-occupied	6,891	44	7,332	67
Other commercial	18,990	56	12,537	97
Residential real estate	8,801	6	7,716	8
Construction & land development	12,661	114	11,491	31
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	76	0
Total:
Commercial real estate:
Owner-occupied	$47,282	$103	$41,560	$243
Nonowner-occupied	80,585	610	70,367	297
Other commercial	51,829	189	33,216	156
Residential real estate	37,373	37	40,580	54
Construction & land development	44,476	120	55,682	128
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	131	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$42,908	$254	$35,959	$617
Nonowner-occupied	68,919	1,083	62,205	440
Other commercial	34,472	373	27,454	217
Residential real estate	29,127	177	30,484	195
Construction & land development	34,703	165	46,747	234
Consumer:
Bankcard	0	0	0	0
Other consumer	36	0	45	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,664	$86	$4,236	$189
Nonowner-occupied	6,747	90	7,606	159
Other commercial	18,740	274	12,751	185
Residential real estate	7,879	35	8,548	101
Construction & land development	11,606	206	10,694	47
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	102	0
Total:
Commercial real estate:
Owner-occupied	$47,572	$340	$40,195	$806
Nonowner-occupied	75,666	1,173	69,811	599
Other commercial	53,212	647	40,205	402
Residential real estate	37,006	212	39,032	296
Construction & land development	46,309	371	57,441	281
Consumer:
Bankcard	0	0	0	0
Other consumer	36	0	147	0

At September 30, 2015 and December 31, 2014, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $34,119 and $38,778, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2015 and December 31, 2014, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $473 and $311, respectively.

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2015, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). The amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality was $267 and $381 for the third quarter of 2015 and 2014, respectively, and $4,299 and $727 for the nine months ended September 30, 2015 and 2014, respectively.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,178 and $1,518 at September 30, 2015 and December 31, 2014, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended September 30, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,247	$7,296	$28,476	$14,920	$16,975	$3,169	$132	$75,215
Charge-offs	175	28	3,889	756	54	505	0	5,407
Recoveries	129	15	101	76	64	105	0	490
Provision	158	(255)	6,736	(1,041)	(1,190)	817	(43)	5,182

Ending balance	$4,359	$7,028	$31,424	$13,199	$15,795	$3,586	$89	$75,480

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	4,303	355	7,941	2,888	825	1,830	0	18,142
Recoveries	249	53	297	347	451	444	0	1,841
Provision	4,372	(837)	12,137	1,905	(3,233)	1,889	19	16,252

Ending balance	$4,359	$7,028	$31,424	$13,199	$15,795	$3,586	$89	$75,480

Ending Balance: individually evaluated for impairment	$1,194	$1,339	$12,394	$3,291	$4,468	$0	$0	$22,686
Ending Balance: collectively evaluated for impairment	$3,165	$5,689	$19,030	$9,908	$11,327	$3,586	$89	$52,794
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Financing receivables:
Ending balance	$942,302	$2,842,158	$1,609,331	$2,252,530	$1,125,908	$415,720	$0	$9,187,949
Ending Balance: individually evaluated for impairment	$12,753	$28,385	$25,136	$14,741	$17,010	$0	$0	$98,025
Ending Balance: collectively evaluated for impairment	$902,958	$2,760,084	$1,564,569	$2,220,777	$1,071,684	$415,672	$0	$8,935,744
Ending Balance: loans acquired with deteriorated credit quality	$26,591	$53,689	$19,626	$17,012	$37,214	$48	$0	$154,180

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	3,073	2,097	4,947	5,027	7,476	2,621	0	25,241
Recoveries	2,372	268	294	573	685	443	0	4,635
Provision	(911)	1,004	10,667	1,595	7,240	2,316	26	21,937

Ending balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529

Ending Balance: individually evaluated for impairment	$776	$797	$7,168	$2,578	$3,627	$0	$0	$14,946
Ending Balance: collectively evaluated for impairment	$3,265	$7,370	$19,763	$11,257	$15,775	$3,083	$70	$60,583
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2014

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Financing receivables:
Ending balance	$1,016,364	$2,760,189	$1,577,438	$2,263,354	$1,133,251	$368,896	$0	$9,119,492
Ending Balance: individually evaluated for impairment	$12,869	$13,733	$27,491	$16,189	$17,168	$0	$0	$87,450
Ending Balance: collectively evaluated for impairment	$971,408	$2,692,374	$1,523,504	$2,227,605	$1,071,966	$368,846	$0	$8,855,703
Ending Balance: loans acquired with deteriorated credit quality	$32,087	$54,082	$26,443	$19,560	$44,117	$50	$0	$176,339

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($41,882)	$18,695

Goodwill not subject to amortization			$710,252

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($39,317)	$21,260

Goodwill not subject to amortization			$709,794

United incurred amortization expense of $855 and $2,565 for the quarter and nine months ended September 30, 2015, respectively, and $1,054 and $2,967 for the quarter and nine months ended September 30, 2014, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2014:

Year	Amount
2015	$3,420
2016	2,981
2017	2,767
2018	2,574
2019 and thereafter	9,518

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $254,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2015, federal funds purchased were $32,250 while securities sold under agreements to repurchase (REPOs) were $290,461. Excluded from the $290,461 of total REPOs were wholesale REPOs of $51,233, including purchase accounting amounts, assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360 day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2015, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2015, United had an unused borrowing amount of approximately $2,559,566 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2015, $664,880 of FHLB advances with a weighted-average interest rate of 0.43% are scheduled to mature within the next four years. No overnight funds are included in the $664,880 above at September 30, 2015. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2015	$628,975
2016	618
2017	287
2018	0
2019 and thereafter	35,000

Total	$664,880

At September 30, 2015, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2015 and December 31, 2014, the outstanding balance of the Debentures was $223,288 and $222,636, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations which were effective for United on January 1, 2015. The Basel III Capital Rules permit bank holding companies such as United with less than $15 billion in total consolidated assets as of December 31, 2009 to include in additional Tier 1 Capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 Capital prior to May 19, 2010 on a permanent basis, without any phase-out. However, United’s Trust Preferred Securities are subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Trust Preferred Securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. As of September 30, 2015, all of United’s Trust Preferred Securities qualify as Tier 1 Capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,556,542 and $2,763,129 of loan commitments outstanding as of September 30, 2015 and December 31, 2014, respectively, approximately half of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2015 and December 31, 2014, United had $226 and $216, respectively, of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $144,698 and $160,230 as of September 30, 2015 and December 31, 2014, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2015, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2015.

Derivative Classifications and Hedging Relationships September 30, 2015
	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$36,481	3.44%

Total Derivatives Used in Fair Value Hedges	$36,481

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$36,481

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0	Other assets	$90

Total derivatives designated as hedging instruments		$0		$90

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,259	Other assets	$3,704

Total derivatives not designated as hedging instruments		$3,259		$3,704

Total asset derivatives		$3,259		$3,794

	Liability Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,196	Other liabilities	$432

Total derivatives designated as hedging instruments		$1,196		$432

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,257	Other liabilities	$3,704

Total derivatives not designated as hedging instruments		$3,257		$3,704

Total liability derivatives		$4,453		$4,136

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2015	September 30, 2014
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(332)	$(271)

Total derivatives in fair value hedging relationships			$(332)	$(271)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$3	$0

Total derivatives not designated as hedging instruments			$3	$0

Total derivatives			$(329)	$(271)

			Nine Months Ended
	Income Statement Location		September 30, 2015	September 30, 2014
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(661)	$(795)

Total derivatives in fair value hedging relationships			$(661)	$(795)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$3	$0

Total derivatives not designated as hedging instruments			$3	$0

Total derivatives			$(658)	$(795)

(1)	Represents net gains from derivative assets not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2015, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2015. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2015 ranged from LIBOR plus 3.75% to LIBOR plus 10.75%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 18%, or $6,284.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2015 Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,778	$0	$81,778	$0
State and political subdivisions	139,955	0	139,955	0
Residential mortgage-backed securities
Agency	499,670	0	499,670	0
Non-agency	10,111	0	10,111	0
Asset-backed securities	4,265	0	4,265	0
Commercial mortgage-backed securities
Agency	314,178	0	314,178	0
Trust preferred collateralized debt obligations	35,711	0	0	35,711
Single issue trust preferred securities	12,228	0	12,228	0
Other corporate securities	5,072	0	5,072	0

Total available for sale debt securities	1,102,968	0	1,067,257	35,711
Available for sale equity securities:
Financial services industry	2,520	798	1,722	0
Equity mutual funds (1)	819	819	0	0
Other equity securities	1,103	1,103	0	0

Total available for sale equity securities	4,442	2,720	1,722	0

Total available for sale securities	1,107,410	2,720	1,068,979	35,711
Derivative financial assets:
Interest rate contracts	3,259	0	3,259	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,453	0	4,453	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2014 Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$89,981	$0	$89,981	$0
State and political subdivisions	136,863	0	136,863	0
Residential mortgage-backed securities
Agency	555,685	0	555,685	0
Non-agency	12,018	0	12,018	0
Asset-backed securities	8,027	0	8,027	0
Commercial mortgage-backed securities
Agency	317,099	0	317,099	0
Trust preferred collateralized debt obligations	39,558	0	0	39,558
Single issue trust preferred securities	11,744	0	11,744	0
Other corporate securities	5,135	0	5,135	0

Total available for sale debt securities	1,176,110	0	1,136,552	39,558
Available for sale equity securities:
Financial services industry	2,533	759	1,774	0
Equity mutual funds (1)	560	560	0	0
Other equity securities	1,183	1,183	0	0

Total available for sale equity securities	4,276	2,502	1,774	0

Total available for sale securities	1,180,386	2,502	1,138,326	39,558
Derivative financial assets:
Interest rate contracts	3,794	0	3,794	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,136	0	4,136	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2015	December 31, 2014
Balance, beginning of period	$39,558	$43,449
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(34)	(4,034)
Included in other comprehensive income	(3,813)	12,312
Purchases, issuances, and settlements	0	(12,169)
Transfers in and/or out of Level 3	0	0

Balance, end of period	$35,711	$39,558

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended September 30, 2015. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the first nine months of 2015 and 2014.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2015	Carrying value at September 30, 2015			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$53,622	$0	$13,315	$40,307	$6,911
OREO	34,119	0	34,119	0	721

Description	Balance as of December 31, 2014	Carrying value at December 31, 2014			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$46,369	$0	$8,518	$37,851	$7,349
OREO	38,778	0	38,778	0	3,307

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Cash and cash equivalents	$1,008,458	$1,008,458	$0	$1,008,458	$0
Securities available for sale	1,107,410	1,107,410	2,720	1,068,979	35,711
Securities held to maturity	38,795	36,232	0	34,212	2,020
Other securities	90,387	85,867	0	0	85,867
Loans held for sale	11,602	11,602	0	11,602	0
Loans	9,098,177	9,101,220	0	0	9,101,220
Derivative financial assets	3,259	3,259	0	3,259	0
Deposits	9,504,896	9,494,045	0	9,494,045	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term borrowings	322,711	322,711	0	322,711	0
Long-term borrowings	939,401	912,648	0	912,648	0
Derivative financial liabilities	4,453	4,453	0	4,453	0
December 31, 2014
Cash and cash equivalents	$753,064	$753,064	$0	$753,064	$0
Securities available for sale	1,180,386	1,180,386	2,502	1,138,326	39,558
Securities held to maturity	39,310	36,784	0	34,764	2,020
Other securities	96,344	91,527	0	0	91,527
Loans held for sale	8,680	8,680	0	8,680	0
Loans	9,029,123	9,055,281	0	0	9,055,281
Derivative financial assets	3,794	3,794	0	3,794	0
Deposits	9,045,485	9,044,976	0	9,044,976	0
Short-term borrowings	435,652	435,652	0	435,652	0
Long-term borrowings	1,105,314	1,081,133	0	1,081,133	0
Derivative financial liabilities	4,136	4,136	0	4,136	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units generally will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. Beginning in 2014, awards granted to executive officers of United have performance based vesting conditions. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first nine months of 2015, a total of 189,705 non-qualified stock options and 53,071 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $756 and $2,144 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the third quarter and first nine months of 2015, respectively, as compared to the compensation expense of $433 and $1,593 related to the nonvested awards under the 2006 Stock Option Plan incurred for the third quarter and first nine months of 2014, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2015, and the changes during the first nine months of 2015 are presented below:

	Nine Months Ended September 30, 2015
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2015	1,380,548			$27.94
Granted	189,705			36.92
Exercised	(215,967)			30.14
Forfeited or expired	(13,361)			32.22

Outstanding at September 30, 2015	1,340,925	$12,389	5.9	$28.75

Exercisable at September 30, 2015	905,842	$9,741	4.6	$27.24

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	377,264	$6.29
Granted	189,705	7.23
Vested	(121,673)	6.33
Forfeited or expired	(10,213)	6.58

Nonvested at September 30, 2015	435,083	$6.68

During the nine months ended September 30, 2015 and 2014, 215,967 and 368,856 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2015 were issued from authorized and unissued stock. Of the 368,856 shares issued in connection with stock option exercises, 342,382 were issued from available treasury stock while 26,474 shares were issued from authorized and unissued stock for the nine months ended September 30, 2014. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2015 and 2014 was $1,908 and $3,977 respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period except those granted to executive officers of United that have performance based vesting conditions. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	120,308	$28.29
Granted	53,071	36.92
Vested	(38,041)	28.31
Forfeited	(2,861)	30.69

Outstanding at September 30, 2015	132,477	$31.69

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

Net periodic pension cost for the three and nine months ended September 30, 2015 and 2014 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Service cost	$756	$579	$2,244	$1,720
Interest cost	1,462	1,361	4,338	4,039
Expected return on plan assets	(2,344)	(2,293)	(6,956)	(6,806)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,235	491	3,665	1,458
Amortization of prior service cost	1	1	1	1

Net periodic pension (benefit) cost	$1,110	$139	$3,292	$412

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Weighted-Average Assumptions:
Discount rate	4.35%	5.20%	4.35%	5.20%
Expected return on assets	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2015, United has provided a liability for $2,431 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012, 2013 and 2014 and State Taxing authorities for the years ended December 31, 2011 through 2014.

As of September 30, 2015 and 2014, the total amount of accrued interest related to uncertain tax positions was $548 and $540, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net Income	$35,047	$33,260	$104,483	$96,631
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(4,714)	(100)	(5,774)
Related income tax effect	0	1,650	36	2,021
Income tax rate change	0	0	316	0
Less : OTTI charges recognized in net income	0	4,714	34	5,774
Related income tax benefit	0	(1,650)	(12)	(2,021)
Reclassification of previous noncredit OTTI to credit OTTI	0	4,153	0	6,259
Related income tax benefit	0	(1,453)	0	(2,190)

Net unrealized (losses) gains on AFS securities with OTTI	0	2,700	274	4,069
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	8,635	(339)	7,053	24,242
Related income tax effect	(3,126)	119	(2,553)	(8,485)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net reclassification adjustment for (gains) losses included in net income	(42)	(1,300)	(91)	(2,125)
Related income tax expense (benefit)	15	455	33	744

	5,482	(1,065)	4,442	14,376

Net effect of AFS securities on other comprehensive income	5,482	1,635	4,716	18,445
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	1	2	6	6
Related income tax expense	(0)	(0)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	2	4	4
Pension plan:
Amortization of prior service cost	1	1	1	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	1,235	491	3,665	1,458
Related income tax benefit	(468)	(183)	(1,362)	(531)

Net effect of change in pension plan asset on other comprehensive income	768	309	2,304	928

Total change in other comprehensive income	6,251	1,946	7,024	19,377

Total Comprehensive Income	$41,298	$35,206	$111,507	$116,008

The components of accumulated other comprehensive income for the nine months ended September 30, 2015 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Nine Months Ended September 30, 2015

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2015	$1,553	($62)	($37,255)	($35,764)
Other comprehensive income before reclassification	4,774	4	0	4,778
Amounts reclassified from accumulated other comprehensive income	(58)	0	2,304	2,246

Net current-period other comprehensive income, net of tax	4,716	4	2,304	7,024

Balance at September 30, 2015	$6,269	($58)	($34,951)	($28,740)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2015

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(91)	Net gains on sales/calls of investment securities

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2015

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
	(91)	Total before tax
Related income tax effect	33	Tax expense

	(58)	Net of Tax
Pension plan:
Amortization of transition asset	1 (a)
Recognized net actuarial loss	3,665 (a)

	3,666	Total before tax
Related income tax effect	(1,362)	Tax expense

	2,304	Net of tax

Total reclassifications for the period	$2,246

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Distributed earnings allocated to common stock	$22,216	$22,101	$66,572	$66,261
Undistributed earnings allocated to common stock	12,768	11,102	37,725	30,194

Net earnings allocated to common shareholders	$34,984	$33,203	$104,297	$96,455

Average common shares outstanding	69,391,401	69,044,876	69,302,180	66,836,396
Equivalents from stock options	298,322	224,433	284,107	232,956

Average diluted shares outstanding	69,689,723	69,269,309	69,586,287	67,069,352

Earnings per basic common share	$0.50	$0.48	$1.51	$1.45
Earnings per diluted common share	$0.50	$0.48	$1.50	$1.44

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2015			As of December 31, 2014
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,346	$232,393	$7,953	$241,147	$233,222	$7,925

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On July 1, 2015, the Durbin Amendment became effective for United. The Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. The Durbin Amendment significantly affected United’s fees from deposit services for the third quarter and first nine months of 2015 as discussed in the “Other Income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2015, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2015, the allowance for loan losses was $75.5 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.6 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first nine months of 2015 net income by approximately $4.8 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this MD&A. Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At September 30, 2015, approximately 9.54% of total assets, or $1.20 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.66% or $1.12 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 6.34% or $76.02 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2015, only $4.45 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2015 were $12.56 billion which was an increase of $228.12 million or 1.85% from December 31, 2014. Cash and cash equivalents increased $255.39 million or 33.91%, loans held for sale increased $2.92 million or 33.66% and portfolio loans increased $69.01 million or less than 1%, while investment securities decreased $79.45 million or 6.04% and other assets decreased $19.75 million or 4.91%. Total liabilities increased $174.44 million or 1.63% from year-end 2014. This increase in total liabilities was due mainly to a $459.41 million or 5.08% increase in deposits while borrowings decreased $278.85 million or 18.10% and accrued expenses and other liabilities decreased $5.78 million or 6.83%. Shareholders’ equity increased $53.68 million or 3.24% from year-end 2014.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2015 increased $255.39 million or 33.91% from year-end 2014. Of this total increase, interest-bearing deposits with other banks increased $287.83 million or 49.92% as United placed more cash in an interest-bearing account with the Federal Reserve. Partially offsetting this increase in interest-bearing deposits with other banks is a decrease of $32.44 million or 18.46% in cash and due from banks. Federal funds sold were flat. During the first nine months of 2015, net cash of $127.69 million and $4.29 million was provided by operating activities and investing activities, respectively, while $123.42 million was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2015 and 2014.

Securities

Total investment securities at September 30, 2015 decreased $79.45 million or 6.04% from year-end 2014. Securities available for sale decreased $72.98 million or 6.18%. This change in securities available for sale reflects $129.94 million in sales, maturities and calls of securities, $50.96 million in purchases, and an increase of $7.46 million in market value. Securities held to maturity decreased $515 thousand or 1.31% from year-end 2014 due to calls and maturities of securities. Other investment securities decreased $5.96 million or 6.18% from year-end 2014 due to the redemption of FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2014:

(Dollars in thousands)	September 30 2015	December 31 2014	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,778	$89,981	$(8,203)	(9.12%)
State and political subdivisions	139,955	136,863	3,092	2.26%
Mortgage-backed securities	823,959	884,802	(60,843)	(6.88%)
Asset-backed securities	4,265	8,027	(3,762)	(46.87%)
Marketable equity securities	4,442	4,276	166	3.88%
Trust preferred collateralized debt obligations	35,711	39,558	(3,847)	(9.72%)
Single issue trust preferred securities	12,228	11,744	484	4.12%
Corporate securities	5,072	5,135	(63)	(1.23%)

Total available for sale securities, at fair value	$1,107,410	$1,180,386	$(72,976)	(6.18%)

The following table summarizes the changes in the held to maturity securities since year-end 2014:

(Dollars in thousands)	September 30 2015	December 31 2014	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,470	$10,599	$(129)	(1.22%)
State and political subdivisions	8,975	9,369	(394)	(4.21%)
Mortgage-backed securities	36	41	(5)	(12.20%)
Single issue trust preferred securities	19,294	19,281	13	0.07%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$38,795	$39,310	$(515)	(1.31%)

At September 30, 2015, gross unrealized losses on available for sale securities were $17.03 million. Securities in an unrealized loss position at September 30, 2015 consisted primarily of Trup Cdos and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions.

As of September 30, 2015, United’s mortgage-backed securities had an amortized cost of $806.27 million, with an estimated fair value of $824.00 million. The portfolio consisted primarily of $488.03 million in agency residential mortgage-backed securities with a fair value of $499.71 million, $9.64 million in non-agency residential mortgage-backed securities with an estimated fair value of $10.11 million, and $308.60 million in commercial agency mortgage-backed securities with an estimated fair value of $314.18 million. As of September 30, 2015, United’s asset-backed securities had an amortized cost of $4.27 million, with an estimated fair value of $4.27 million.

As of September 30, 2015, United’s corporate securities had an amortized cost of $91.93 million, with an estimated fair value of $73.41 million. The portfolio consisted primarily of $49.89 million in Trup Cdos with a fair value of $35.71 million and $33.09 million in single issue trust preferred securities with an estimated fair value of $28.17 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $8.95 million and a fair value of $9.53 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.98 million of the Company’s pooled securities, while mezzanine tranches represent $29.73 million. Of the $29.73 million in mezzanine tranches, $9.10 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of September 30, 2015, Trup Cdos with a fair value of $3.79 million were investment grade, and the remaining $31.92 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of September 30, 2015, United’s single issue trust preferred securities had a fair value of $28.17 million. Of the $28.17 million, $12.35 million or 43.84% were investment grade; $9.20 million or 32.66% were split rated; and $6.62 million or 23.50% were below investment grade. The two largest exposures accounted for 52.28% of the $28.17 million. These included Wells Fargo at $8.57 million and SunTrust Bank at $6.16 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of September 30, 2015:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,195	$(54)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,538	2,890	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,292	1,198	94	1,546
SECURITY 5	Mezzanine	C-2	Caa3	NR	C	1,978	1,126	852	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,342	574	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,488	2,907	1,581	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,677	2,584	1,093	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,255	1,730	(475)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	858	1,009	(151)	406
SECURITY 14	Mezzanine	B-1	Caa1	NR	CC	3,300	2,175	1,125	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,200	2,236	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	2,150	1,289	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,500	750	750
SECURITY 18	Senior	A-3	Aaa	BBB-	AA	4,617	3,786	831	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	3,319	2,821	498	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,450	1,050	0

						$49,894	$35,711	$14,183	$20,613

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	9.7%	25 - 85%	(95.8)%	60.5%	39.5%
2	5	0.7%	11.9%	6.9%	90%	(125.8)%	45.4%	54.6%
4	38	18.9%	12.1%	6.7%	0 - 90%	(6.1)%	43.1%	56.9%
5	40	4.4%	15.2%	7.3%	25 - 90%	(5.4)%	91.3%	8.7%
6	42	6.9%	19.0%	7.1%	0 - 90%	(18.2)%	58.5%	41.5%
7	20	0.0%	18.1%	6.8%	N/A	(11.4)%	84.9%	15.1%
8	25	1.5%	22.4%	7.6%	75%	(27.0)%	68.3%	31.7%
12	5	0.0%	14.5%	5.3%	N/A	(3.8)%	73.3%	26.7%
13	5	0.0%	14.5%	5.3%	N/A	(3.8)%	85.9%	14.1%
14	44	8.3%	9.6%	6.7%	0 - 90%	5.2%	88.0%	12.0%
15	19	0.8%	19.7%	6.8%	90%	(32.4)%	64.4%	35.6%
16	16	0.0%	18.8%	5.6%	N/A	(18.0)%	68.8%	31.2%
17	29	3.0%	12.1%	7.0%	90%	(3.7)%	75.0%	25.0%
18	28	5.0%	12.9%	6.0%	15%	69.3%	100%	0.0%
19	6	0.0%	4.6%	6.3%	N/A	32.3%	100%	0.0%
22	32	3.7%	9.3%	7.4%	50 - 75%	2.3%	100%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2015:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant	NR	NR	B+	$5,680	$3,900	$1,780
Bank of America	Ba1	NR	BBB-	4,621	4,625	(4)
M&T Bank	NR	BBB-	BBB-	2,997	3,191	(194)
Bank of America	Ba1	BB+	BBB-	500	512	(12)

				$13,798	$12,228	$1,570

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.41 million) and Royal Bank of Scotland ($973 thousand).

During the third quarter of 2015, United did not recognize any net other-than-temporary impairment charges. Management does not believe that any individual security with an unrealized loss as of September 30, 2015 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $2.92 million or 33.66% as loan originations in the secondary market exceeded loan sales during the first nine months of 2015. Portfolio loans, net of unearned income, were flat, increasing $69.01 million or less than 1% from year-end 2014. Since year-end 2014, commercial, financial and agricultural loans increased $39.80 million or less than 1% as commercial real estate loans increased $7.91 million while commercial loans (not secured by real estate) increased $31.89 million. In addition, other consumer loans increased $47.09 million or 13.14% while construction and land development loans decreased $7.34 million or less than 1% and residential real estate loans decreased $10.82 million or less than 1%.

The following table summarizes the changes in the major loan classes since year-end 2014:

(Dollars in thousands)	September 30 2015	December 31 2014	$ Change	% Change
Loans held for sale	$11,602	$8,680	$2,922	33.66%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$942,302	$1,016,364	$(74,062)	(7.29%)
Nonowner-occupied commercial real estate	2,842,158	2,760,189	81,969	2.97%
Other commercial loans	1,609,331	1,577,438	31,893	2.02%

Total commercial, financial, and agricultural	$5,393,791	$5,353,991	$39,800	0.74%
Residential real estate	2,252,530	2,263,354	(10,824)	(0.48%)
Construction & land development	1,125,908	1,133,251	(7,343)	(0.65%)
Consumer:
Bankcard	10,171	10,437	(266)	(2.55%)
Other consumer	405,549	358,459	47,090	13.14%
Less: Unearned income	(14,292)	(14,840)	548	(3.69%)

Total Loans, net of unearned income	$9,173,657	$9,104,652	$69,005	0.76%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $19.75 million or 4.91% from year-end 2014. Income tax receivable decreased $11.58 million as a result of timing differences, OREO decreased $4.66 million due to write-downs to fair value, core deposit intangibles decreased $2.57 million, deferred tax assets decreased $3.53 million and accounts receivable decreased $1.58 million. Partially offsetting these decreases in other assets is a $3.63 million increase in the cash surrender value of bank-owned life insurance policies, mainly due to an increase in the cash surrender value, and a $1.36 million increase in dealer reserve.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2015 increased $459.41 million or 5.08% from year-end 2014. In terms of composition, noninterest-bearing deposits increased $111.81 million or 4.31% while interest-bearing deposits increased $347.60 million or 5.39% from December 31, 2014. Organically, deposits grew $460.98 million from year-end 2014.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $70.25 million or 3.60%, public funds noninterest-bearing deposits of $25.42 million or 34.53%, and official checks of $14.44 million or 22.71%. Partially offsetting these increases in noninterest-bearing deposits was a decrease of $8.18 million or 1.69% in personal noninterest-bearing funds.

The increase in interest-bearing deposits was due mainly to interest-bearing money market accounts (MMDAs) increasing $477.34 million or 23.11% and regular savings accounts increasing $41.01 million or 6.22%. The $477.34 million increase in interest-bearing MMDAs was due to a $524.37 million increase in commercial MMDAs. Personal MMDAs and public funds MMDAs, on the other hand, decreased $40.46 million and $6.57 million, respectively. Regular savings accounts increased $41.01 million mainly due to a $19.14 million increase in personal savings accounts and a $21.84 million increase in commercial savings accounts. Partially offsetting these increases in interest-bearing deposits were decreases in interest-bearing checking deposits of $11.71 million or less than 1%, time deposits under $100,000 of $123.22 million or 12.90% and time deposits over $100,000 of $35.83 million or 3.32%. The $11.71 million decrease in interest-bearing checking deposits is the result of a decrease of $128.83 million in personal interest-bearing checking accounts while commercial interest-bearing checking accounts and public funds interest-bearing checking accounts increased $5.01 million and $112.12 million, respectively. The $123.22 million decrease in time deposits under $100,000 is the result of a $122.78 million decrease in fixed rate certificates of deposits (CDs). The $35.83 million decrease in time deposits over $100,000 is due to Certificate of Deposit Account Registry Service (CDARS) balances decreasing $55.01 million and Fixed CDs over $100,000 decreasing $35.37 million. Public funds CDs over $100,000, on the other hand, increased $54.56 million.

The following table summarizes the changes in the deposit categories since year-end 2014:

(Dollars in thousands)	September 30 2015	December 31 2014	$ Change	% Change
Demand deposits	$2,703,433	$2,591,619	$111,814	4.31%
Interest-bearing checking	1,683,440	1,695,146	(11,706)	(0.69%)
Regular savings	700,782	659,773	41,009	6.22%
Money market accounts	2,542,505	2,065,162	477,343	23.11%
Time deposits under $100,000	831,960	955,178	(123,218)	(12.90%)
Time deposits over $100,000 (1)	1,042,776	1,078,607	(35,831)	(3.32%)

Total deposits	$9,504,896	$9,045,485	$459,411	5.08%

(1)	Includes time deposits of $250,000 or more of $353,414 and $272,059 at September 30, 2015 and December 31, 2014, respectively.

Borrowings

Total borrowings at September 30, 2015 decreased $278.85 million or 18.10% during the first nine months of 2015. Since year-end 2014, short-term borrowings decreased $112.94 million or 25.92% due to a $91.35 million decrease in short-term securities sold under agreements to repurchase and a $21.59 million decrease in federal funds purchased. Long-term borrowings decreased $165.91 million or 15.01% since year-end 2014 due to a net repayment of $165.46 million in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2014:

(Dollars in thousands)	September 30 2015	December 31 2014	$ Change	% Change
Federal funds purchased	$32,250	$53,840	$(21,590)	(40.10%)
Short-term securities sold under agreements to repurchase	290,461	381,812	(91,351)	(23.93%)
Long-term securities sold under agreements to repurchase	51,233	52,343	(1,110)	(2.12%)
Long-term FHLB advances	664,880	830,335	(165,455)	(19.93%)
Issuances of trust preferred capital securities	223,288	222,636	652	0.29%

Total borrowings	$1,262,112	$1,540,966	$(278,854)	(18.10%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2015 decreased $5.78 million or 6.83% from year-end 2014. In particular, incentives payables decreased $3.38 million and other accrued expenses decreased $2.91 million. Both decreases were due to payments. In addition, business franchise taxes decreased $1.29 million due to the elimination of franchise tax in West Virginia. Partially offsetting these decreases in accrued expenses and other liabilities was an increase of $1.38 million in other employee withholdings.

Shareholders’ Equity

Shareholders’ equity at September 30, 2015 increased $53.68 million or 3.24% from December 31, 2014. Earnings net of dividends for the first nine months of 2015 were $37.78 million.

Accumulated other comprehensive income increased $7.02 million or 19.64%. United’s available for sale investment portfolio, net of deferred income taxes, increased $4.44 million. The after-tax accretion of pension costs was $2.30 million for the first nine months of 2015.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2015 was $104.48 million or $1.50 per diluted share compared to $96.63 million or $1.44 per share for the first nine months of 2014. Net income for the third quarter of 2015 was $35.05 million or $0.50 per diluted share, as compared to $33.26 million or $0.48 per diluted share for the prior year third quarter. United’s annualized return on average assets for the first nine months of 2015 was 1.14% and return on average shareholders’ equity was 8.25% as compared to 1.12% and 8.22% for the first nine months of 2014. For the third quarter of 2015, United’s annualized return on average assets was 1.12% and return on average shareholders’ equity was 8.14% as compared to 1.10% and 7.96% for the third quarter of 2014. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date. Therefore, the first nine months of 2015 was impacted for an additional month by increased levels of average balances, income, and expense as compared to the first nine months of 2014 due to the acquisition.

The results for the first nine months of 2015 included noncash, before-tax, other-than-temporary impairment charges of $34 thousand on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2015. The results for the first nine months and third quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $5.77 million and $4.71 million, respectively, on certain investment securities. The results of the first nine months of 2014 also included a before-tax gain of $8.98 million from the sale of a former branch building during the first quarter of 2014. In addition, the results for the first nine months of 2014 included merger related expenses and charges of $5.29 million.

Net interest income for the first nine months of 2015 was $286.97 million, an increase of $11.82 million or 4.29% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $9.57 million while total interest expense decreased $2.25 million from the first nine months of 2014. Net interest income for the third quarter of 2015 of $96.32 million was relatively flat from the third quarter of 2014, increasing $400 thousand or less than 1% from the prior year’s third quarter. The slight increase in net interest income occurred because total interest income decreased $548 thousand while total interest expense decreased $948 thousand from the third quarter of 2014.

The provision for loan losses was $16.25 million and $5.18 million for the first nine months and third quarter of 2015, respectively, as compared to $15.63 million and $4.75 million for the first nine months and third quarter of 2014, respectively. Noninterest income for the first nine months of 2015 was $55.50 million which was a decrease of $6.05 million or 9.82% from the first nine months of 2014. For the third quarter of 2015, noninterest income was $17.81 million, which was an increase of $1.65 million or 10.18% from the third quarter of 2014. Included in noninterest income for 2015 and 2014 were the previously mentioned other-than-temporary impairment charges on investment securities. Included in the results for the first nine months of 2014 was the gain on the sale of the former branch building. For the first nine months of 2015, noninterest expense decreased $2.75 million or 1.57% from the first nine months of 2014. For the third quarter of 2015, noninterest expense was flat from the third quarter of 2014.

For the first nine months of 2015 and 2014, income tax expense was $48.67 million and $48.62 million, respectively. The effective tax rate for the first nine months of 2015 and 2014 was 31.78% and 33.47%, respectively. Income taxes for the third quarter of 2015 were $16.22 million as compared to $16.38 million for the third quarter of 2014. For the quarter ended September 30, 2015, United’s effective tax rate was 31.63% as compared to 33.00% for the quarter ended September 30, 2014.

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

Net interest income for the first nine months of 2015 was $286.97 million, which was an increase of $11.82 million or 4.29% from the first nine months of 2014. The $11.82 million increase in net interest income occurred because total interest income increased $9.57 million while total interest expense decreased $2.25 million from the first nine months of 2014. Net interest income for the third quarter of 2015 of $96.32 million was relatively flat from the third quarter of 2014, increasing $400 thousand or less than 1%. The $400 thousand increase in net interest income occurred because total interest income decreased $548 thousand while total interest expense decreased $948 thousand from the third quarter of 2014. On a linked-quarter basis, United’s net interest income for the third quarter of 2015 was relatively flat, increasing $416 thousand or less than 1% from the second quarter of 2015. The $416 thousand increase in net interest income occurred because total interest income increased $777 thousand while total interest expense increased $361 thousand from the second quarter of 2015. Generally, interest income for the first nine months of 2015 increased from the first nine months of 2014 because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the first nine months of 2015 increased from the first nine months of 2014 because of the interest-bearing liabilities added from Virginia Commerce. However, the additional interest expense was mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2015 was $291.78 million, an increase of $11.84 million or 4.23% from the first nine months of 2014. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $720.48 million or 7.10% from the first nine months of 2014. Average net loans increased $477.18 million or 5.60% for the first nine months of 2015 while average short-term investments increased $234.41 million or 65.29%. In addition, the average cost of funds declined 6 basis points from the first nine months of 2014. In particular, the average cost of long-term borrowings declined 37 basis points due mainly to the repayment of certain higher-cost long-term Federal Home Loan Bank (FHLB) advances and trust preferred issuances. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2015 was a decline of 15 basis points in the average yield on earning assets as compared to the first nine months of 2014. In particular, the yield on average net loans declined 13 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at lower interest rates. The net interest margin of 3.59% for the first nine months of 2015 was a decrease of 10 basis points from the net interest margin of 3.69% for the first nine months of 2014.

Tax-equivalent net interest income of $97.96 million for the third quarter of 2015 was relatively flat from the third quarter of 2014, increasing $473 thousand or less than 1%. The slight increase was due to higher average earning assets. Average earning assets for the third quarter of 2015 increased $444.58 million or 4.20% from the third quarter of 2014. Average net loans and average short-term investments increased $142.01 million or 1.60% and $349.81 million or 86.56%, respectively. The third quarter of 2015 average cost of funds decreased 5 basis points from the third quarter of 2014 due to the repayment of higher costing Federal Home Loan Bank advances and trust preferred issuances. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2015 was a decrease of 18 basis points in the average yield on earning assets as compared to the third quarter of 2014. In particular, the yield on average net loans declined 10 basis points due to payoffs of higher yielding loans coupled with the re-investment of this cash inflow into new loans at lower interest rates. The net interest margin of 3.53% for the third quarter of 2015 was a decrease of 13 basis points from the net interest margin of 3.66% for the third quarter of 2014.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2015 was relatively flat, increasing $467 thousand or less than 1% due mainly to an increase in average earning assets. Average earning assets increased $211.50 million or 1.96% from the second quarter of 2015. Average short-term investments increased $246.74 or 48.65% while average net loans were flat and average investments decreased $35.23 million or 2.76%. Partially offsetting the increases in tax-equivalent net interest income for the third quarter of 2015 was a decrease of 8 basis points in the average yield on earning assets due to a shift in the mix of balances and a basis point increase in the average cost of funds as compared to the second quarter of 2015. The net interest margin of 3.53% for the third quarter of 2015 was a decrease of 9 basis points from the net interest margin of 3.62% for the second quarter of 2015.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2015, September 30, 2014 and June 30, 2015 and the nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014	June 30 2015
Loan accretion	$2,517	$901	$2,394
Certificates of deposit	326	1,111	523
Long-term borrowings	153	135	152

Total	$2,996	$2,147	$3,069

	Nine Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014
Loan accretion	$7,040	$4,679
Certificates of deposit	1,567	3,396
Long-term borrowings	458	387

Total	$9,065	$8,462

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2015, September 30, 2014 and June 30, 2015 and the nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014	June 30 2015
Net interest income, GAAP basis	$96,318	$95,918	$95,902
Tax-equivalent adjustment (1)	1,645	1,572	1,594

Tax-equivalent net interest income	$97,963	$97,490	$97,496

	Nine Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014
Net interest income, GAAP basis	$286,969	$275,152
Tax-equivalent adjustment (1)	4,808	4,786

Tax-equivalent net interest income	$291,777	$279,938

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$753,918	$461	0.24%	$404,113	$241	0.24%
Investment Securities:
Taxable	1,120,414	7,619	2.72%	1,169,647	7,873	2.69%
Tax-exempt	121,087	1,381	4.56%	119,095	1,336	4.49%

Total Securities	1,241,501	9,000	2.90%	1,288,742	9,209	2.86%
Loans, net of unearned income (2)	9,101,199	98,493	4.30%	8,958,574	98,979	4.39%
Allowance for loan losses	(75,309)			(74,697)

Net loans	9,025,890		4.33%	8,883,877		4.43%

Total earning assets	11,021,309	$107,954	3.89%	10,576,732	$108,429	4.07%

Other assets	1,359,246			1,391,113

TOTAL ASSETS	$12,380,555			$11,967,845

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,739,095	$7,145	0.42%	$6,308,323	$7,077	0.45%
Short-term borrowings	300,482	213	0.28%	441,184	234	0.21%
Long-term borrowings	944,742	2,633	1.11%	1,102,663	3,628	1.31%

Total Interest-Bearing Funds	7,984,319	9,991	0.50%	7,852,170	10,939	0.55%

Noninterest-bearing deposits	2,631,919			2,409,687
Accrued expenses and other liabilities	56,341			47,899

TOTAL LIABILITIES	10,672,579			10,309,756
SHAREHOLDERS’ EQUITY	1,707,976			1,658,089

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,380,555			$11,967,845

NET INTEREST INCOME		$97,963			$97,490

INTEREST SPREAD			3.39%			3.52%
NET INTEREST MARGIN			3.53%			3.66%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$593,432	$1,142	0.26%	$359,020	656	0.24%
Investment Securities:
Taxable	1,154,004	23,390	2.70%	1,147,583	21,869	2.54%
Tax-exempt	119,611	4,114	4.59%	117,144	4,049	4.61%

Total Securities	1,273,615	27,504	2.88%	1,264,727	25,918	2.73%
Loans, net of unearned income (2)	9,078,744	292,552	4.31%	8,600,695	285,032	4.43%
Allowance for loan losses	(75,425)			(74,560)

Net loans	9,003,319		4.34%	8,526,135		4.47%

Total earning assets	10,870,366	$321,198	3.95%	10,149,882	$311,606	4.10%

Other assets	1,357,387			1,339,783

TOTAL ASSETS	$12,227,753			$11,489,665

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,577,131	$20,826	0.42%	$6,079,316	$20,493	0.45%
Short-term borrowings	329,592	653	0.26%	538,074	911	0.23%
Long-term borrowings	1,000,158	7,942	1.06%	962,977	10,264	1.43%

Total Interest-Bearing Funds	7,906,881	29,421	0.50%	7,580,367	31,668	0.56%

Non-interest bearing deposits	2,566,504			2,287,643
Accrued expenses and other liabilities	60,676			49,425

TOTAL LIABILITIES	10,534,061			9,917,435
SHAREHOLDERS’ EQUITY	1,693,692			1,572,230

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,227,753			$11,489,665

NET INTEREST INCOME		$291,777			$279,938

INTEREST SPREAD			3.45%			3.54%
NET INTEREST MARGIN			3.59%			3.69%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2015 and 2014 was $16.25 million and $15.63 million, respectively. For the quarters ended September 30, 2015 and 2014, the provision for loan losses was $5.18 million and $4.75 million, respectively. Net charge-offs for the first nine months of 2015 were $16.30 million as compared to $14.11 million for the first nine months of 2014. Net charge-offs were $4.92 million for the third quarter of 2015 as compared to net charge-offs of $4.00 million for the same quarter in 2014. These higher amounts of net charge-offs for 2015 compared to 2014 were due mainly an increase in net charge-offs related to the recognition of purchased loan impairments within the commercial loan portfolio. On a linked-quarter basis, the provision for loans losses decreased

$534 thousand while net charge-offs decreased $1.16 million from the second quarter of 2015 due mainly to a declining rate of loss recognition in the third quarter. Annualized net charge-offs as a percentage of average loans were 0.24% and 0.21% for the first nine months and third quarter of 2015, respectively.

At September 30, 2015, nonperforming loans were $125.04 million or 1.36% of loans, net of unearned income compared to nonperforming loans of $108.96 million or 1.20% of loans, net of unearned income at December 31, 2014. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $16.15 million at September 30, 2015 which was an increase of $4.47 million or 38.31% from $11.67 million at year-end 2014. The increase was due mainly to several large commercial relationships becoming 90 days or more past due during the third quarter of 2015. At September 30, 2015, nonaccrual loans were $87.39 million, an increase of $12.34 million or 16.44% from year-end 2014. The increase was due mainly to the transfer to nonaccrual status of a $5.5 million residential real estate loan and several large commercial relationships. Restructured loans were $21.51 million at September 30, 2015 which was a decrease of $725 thousand or 3.26% from $22.23 million of restructured loans at year-end 2014. The decrease was due to repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $159.16 million, including OREO of $34.12 million at September 30, 2015, represented 1.27% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2015, impaired loans were $257.32 million, which was a decrease of $9.76 million or 3.65% from the $267.08 million in impaired loans at December 31, 2014. The decrease was due mainly to a decline in the balance of acquired impaired loans. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2015 and December 31, 2014, the allowance for credit losses was $76.66 million and $77.05 million, respectively.

At September 30, 2015, the allowance for loan losses was $75.48 million as compared to $75.53 million at December 31, 2014. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.82% at September 30, 2015 and 0.83% at December 31, 2014. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 60.36% and 69.32% at September 30, 2015 and December 31, 2014, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of changes within historical loss rates.

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

United’s formal company-wide review of the allowance for loan losses at September 30, 2015 produced increased allocations in three of the six loan categories. The other commercial loan pool allocation increased $4.49 million due to an increase in impairment recognition. The commercial real estate owner-occupied loan pool allocation increased $318 thousand due to an increase in impairment recognition as well. The consumer loan pool experienced an increase of $503 thousand due to an increase in portfolio outstandings. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $3.61 million due to a decrease in historical loss rates applied to the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $1.14 million due to improvement in historical loss rates applied to pass-rated and classified loans. The allowance allocated to the residential real estate loan pool decreased $636 thousand due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2014 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $22.69 million at September 30, 2015 and $14.95 million at December 31, 2014. In comparison to the prior year-end, this element of the allowance increased by $7.74 million primarily due to increased specific allocations for other commercial loans.

Management believes that the allowance for credit losses of $76.66 million at September 30, 2015 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first nine months of 2015 was $55.50 million, which was a decrease of $6.05 million or 9.82% from the first nine months of 2014. Included in noninterest income for the first nine months of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises. Noninterest income for the first nine months of 2015 included noncash, before-tax, other-than-temporary impairment charges of $34 thousand on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $5.77 million on certain investment securities for the first nine months of 2014. In addition, net gains on sales and calls of investment securities were $160 thousand for the first nine months of 2015 as compared to $2.13 million for the first nine months of 2014. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as the net gains from sales and calls of investment securities, noninterest income for the first nine months of 2015 decreased $836 thousand or 1.49% from the first nine months of 2014.

Noninterest income for the third quarter of 2015 was $17.81 million, an increase of $1.65 million or 10.18% from the third quarter of 2014. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2015. Included in noninterest income for the third quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $4.71 million on certain investment securities. Excluding the noncash, other-than-temporary impairment charges as well as net gains from sales and calls of investment securities, noninterest income for the third quarter of 2015 decreased $1.87 million or 9.55% from the third quarter of 2014.

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

The following table reconciles the difference between noninterest income and noninterest income excluding the results of security transactions and the sale of bank premises for the three months ended September 30, 2015, September 30, 2014, and June 30, 2015 and the nine months ended September 30, 2015 and September 30, 2014.

	Three Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014	June 30 2015
Total Non-Interest Income, GAAP basis	$17,812	$16,166	$19,498
Less: Net gain on the sale of bank premises	0	0	0
Less: Net other-than-temporary impairment losses	0	(4,714)	0
Less: Net gains on sales/calls of investment securities	111	1,309	3

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$17,701	$19,571	$19,495

	Nine Months Ended
(Dollars in thousands)	September 30 2015	September 30 2014
Total Non-Interest Income, GAAP basis	$55,501	$61,547
Less: Net gain on the sale of bank premises	0	8,976
Less: Net other-than-temporary impairment losses	(34)	(5,774)
Less: Net gains on sales/calls of investment securities	160	2,134

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities	$55,375	$56,211

Revenue from trust income and brokerage commissions for the first nine months and third quarter of 2015 increased $852 thousand or 6.22% and $263 thousand or 5.88%, respectively, due mainly to an increase in the value of trust assets under management. Revenue from trust and brokerage services was $14.56 million and $4.74 million for the first nine months and third quarter of 2015, respectively, as compared to $13.71 million and $4.47 million for the first nine months and third quarter of 2014, respectively.

Fees from deposit services for the first nine months of 2015 were $29.27 million, a decrease of $2.33 million or 7.37% from the first nine months of 2014. For the third quarter of 2015, fees from deposit services were $9.06 million, a decrease of $2.08 million or 18.64% from the third quarter of 2014. These decreases were due to the impact of the Durbin Amendment being effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. Specifically, fees from debit card transactions declined $1.07 million and $1.48 million, respectively, for the first nine months and third quarter of 2015 as compared to the same time periods last year. In addition, income from overdraft fees declined $970 thousand and $453 thousand, respectively, for the first nine months and third quarter of 2015.

Income from bank-owned life insurance decreased $256 thousand or 6.37% for the first nine months of 2015 as compared to the first nine months of 2014. The decrease was primarily due to proceeds received from a death benefit in the second quarter of 2014. Income from bank-owned life insurance decreased $91 thousand or 6.87% for the third quarter of 2015 as compared to the third quarter of 2014 due to a slight decrease in the cash surrender value of policies.

Mortgage banking income for the first nine months of 2015 increased $402 thousand or 27.33% from the first nine months of 2014 due to increased production and sales of mortgage loans in the secondary market. Mortgage loan sales were $113.71 million in the first nine months of 2015 as compared to $69.92 million in the first nine months of 2014. For the third quarter of 2015, mortgage banking income declined $109 thousand or 14.08% from the third quarter of 2014 due to a decrease in spreads on sales of mortgage loans in the secondary market. Mortgage loan sales were $39.86 million in the third quarter of 2015 as compared to $31.77 million in the third quarter of 2014.

On a linked-quarter basis, noninterest income for the third quarter of 2015 decreased $1.69 million or 8.65% from the second quarter of 2015. This decline was due primarily to a decrease of $1.38 million in fees from deposit services due to the Durbin Amendment. Specifically, fees from debit card transactions declined $1.58 million on a linked-quarter basis.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2015, noninterest expense decreased $2.75 million or 1.57% from the first nine months of 2014. Noninterest expense for the third quarter of 2015 was flat from the third quarter of 2014, decreasing $10 thousand or less than 1%.

Employee compensation decreased $5.03 million or 7.32% for the first nine months of 2015 when compared to the first nine months of 2014. Included in employee compensation for the first nine months of 2014 were merger severance charges of $3.64 million. Other than the severance charges, the remainder of the decrease was due mainly to a decline in expense for employee incentives. Employee compensation for the third quarter of 2015 increased $527 thousand or 2.38% from the third quarter of 2014 due mainly to base salary increases.

Employee benefits expense for the first nine months of 2015 increased $4.51 million or 29.00% as compared to the first nine months of 2014. Employee benefits expense for the third quarter of 2015 increased $1.94 million or 40.75% from the third quarter of 2014. Specifically within employee benefits expense, pension expense increased $4.02 million and $1.50 million for the first nine months and third quarter of 2015, respectively, from the same periods last year as a result of a change in the discount rate used in the valuation process at year-end 2014.

Other real estate owned (OREO) expense for the first nine months and third quarter of 2015 decreased $1.97 million or 39.55% and $1.05 million or 57.70%, respectively, from the first nine months and third quarter of 2014 due to fewer reductions to fair value on properties.

Net occupancy expense for the first nine months and third quarter of 2015 decreased $624 thousand or 3.22% and $746 thousand or 11.66%, respectively, from the same time periods in 2014. The declines were due mainly to less rent and maintenance expense due to fewer offices.

Data processing expense for the first nine months of 2015 increased $581 thousand or 5.48% from the first nine months of 2014 due to the additional processing as a result of the Virginia Commerce acquisition.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the first nine months of 2015 increased $694 thousand or 12.48% from the first nine months of 2014. The increase was due to a higher assessment base as a result of the Virginia Commerce acquisition.

Other expense for the first nine months of 2015 decreased $1.22 million or 2.80% from the first nine months of 2014 due to a decline in merger expenses of $1.65 million. Partially offsetting this decline was a charge of $1.10 million related to historical tax credits included in noninterest expense for the first nine months of 2015. For the third quarter of 2015, other expense decreased $858 thousand or 6.10% from the third quarter of 2014 due to a decline in several general operating expenses, the most significant of which was a decline of $419 thousand in advertising expense.

On a linked-quarter basis, noninterest expense for the third quarter of 2015 was flat from the second quarter of 2015. Employee compensation expense increased $1.98 million due to additional employees and annual base salary increases while net occupancy expense declined $888 thousand, OREO expense declined $352 thousand, and data processing expense decreased $285 thousand.

Income Taxes

Income tax expense for the first nine months of 2015 and 2014 was $48.66 million and $48.62 million, respectively. For the first nine months of 2015 and 2014, United’s effective tax rate was 31.78% and 33.47%, respectively. The lower effective tax rate in 2015 was due to the release of the income tax reserves in the third quarter due to the expiration of the statute of limitations for examinations of certain years and historical tax credits recognized in the first quarter. Income taxes for the third quarter of 2015 were $16.22 million as compared to $16.38 million for the third quarter of 2014. This slight decrease resulted mainly because of a release of the income tax reserves largely offset by higher earnings. For the quarters ended September 30, 2015 and 2014, United’s effective tax rate was 31.63% and 33.00%, respectively. On a linked-quarter basis, income tax expense decreased $928 thousand due to the release of the income tax reserves mentioned above. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2015, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.43 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2014 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2015 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2014 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2015, cash of $127.69 million was provided by operating activities due mainly to net income of $104.48 million for the first nine months of 2015. Net cash of $4.29 million was provided by investing activities which was primarily due to net proceeds of $85.50 million from sales over purchases of investment securities which was mostly offset by portfolio loan growth of $78.27 million. During the first nine months of 2015, net cash of $123.42 million was provided by financing activities due primarily to growth in deposits of $460.98 million. Partially offsetting this increase were net repayments of $165.46 million and $112.94 million for long-term FHLB advances and short-term borrowings, respectively. An additional use of cash for financing activities was the payment of cash dividends in the amount of $66.61 million for the first nine months of 2015. The net effect of the cash flow activities was an increase in cash and cash equivalents of $255.39 million for the first nine months of 2015.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. On January 1, 2015, the new Basel III Capital Rules became effective for United and its banking subsidiaries. United continues to be well-capitalized based upon these new regulatory guidelines. United’s risk-based capital ratio is 12.71% at September 30, 2015 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 9.73%, 11.97% and 10.59%, respectively. The new regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $1.71 billion at September 30, 2015, increasing $53.68 million or 3.24% from December 31, 2014 primarily due to the retention of earnings. United’s equity to assets ratio was 13.62% at September 30, 2015 as compared to 13.43% at December 31, 2014. The primary capital ratio, capital and reserves to total assets and reserves, was 14.14% at September 30, 2015 as compared to 13.97% at December 31, 2014. United’s average equity to average asset ratio was 13.85% for the first nine months of 2015 as compared to 13.68% for the first nine months of 2014. All of these financial measurements reflect a financially sound position.

During the third quarter of 2015, United’s Board of Directors declared a cash dividend of $0.32 per share. Cash dividends were $0.96 per common share for the first nine months of 2015. Total cash dividends declared were $22.26 million for the third quarter of 2015 and $66.70 million for the first nine months of 2015 as compared to $22.14 million and $66.36 million, respectively, for the third quarter and first nine months of 2014.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2015 and December 31, 2014:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2015	December 31, 2014
+200	(1.78%)	(1.55%)
+100	(1.34%)	(1.31%)
-100	1.80%	2.90%

At September 30, 2015, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.34% over one year as compared to an decrease of 1.31% at December 31, 2014. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.78% over one year as of September 30, 2015, as compared to a decrease of 1.55% as of December 31, 2014. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.80% over one year as of September 30, 2015 as compared to an increase of 2.90%, over one year as of December 31, 2014. With the federal funds rate at 0.25% at September 30, 2015 and December 31, 2014, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At September 30, 2015, United’s mortgage related securities portfolio had an amortized cost of $806 million, of which approximately $448 million or 56% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.2 years and a weighted average yield of 2.75%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 12.9%, less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17.4%.

United had approximately $260 million in balloon and other securities with a projected yield of 1.91% and a projected average life of 4.6 years on September 30, 2015. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 2.4 years and a weighted average maturity (WAM) of 4.9 years.

United had approximately $22 million in 15-year mortgage backed securities with a projected yield of 3.30% and a projected average life of 2.8 years as of September 30, 2015. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 6.8 years and a weighted average maturity (WAM) of 7.8 years.

United had approximately $39 million in 20-year mortgage backed securities with a projected yield of 2.95% and a projected average life of 5.1 years on September 30, 2015. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 3.5 years and a weighted average maturity (WAM) of 16.2 years.

United had approximately $15 million in 30-year mortgage backed securities with a projected yield of 3.91% and a projected average life of 5.5 years on September 30, 2015. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 6.9 years and a weighted average maturity (WAM) of 22.6 years.

The remaining 2% of the mortgage related securities portfolio at September 30, 2015, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2015 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended September 30, 2015 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2015	0	$00.00	0	322,200
8/01 – 8/31/2015	4	$40.92	0	322,200
9/01 – 9/30/2015	0	$00.00	0	322,200

Total	4	$40.92	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2015, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2015, the following shares were purchased for the deferred compensation plan: August 2015 – 4 shares at an average price of $40.92.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 6, 2015	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	November 6, 2015	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

3.1	Articles of Incorporation	(a	)

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	84

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	85

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	86

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	87

101	Interactive data file (XBRL)	(c	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.