Form 10-K
period 2015-12-31
UNITED BANKSHARES INC/WV
filed 2016-02-29
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Registrant’s telephone number, including area code: (304) 424-8716

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2015, was approximately $2,599,611,186.

As of January 31, 2016, United Bankshares, Inc. had 69,631,392 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 4, 2016 for the 2016 Annual Shareholders’ Meeting to be held on May 18, 2016, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2015, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired twenty-nine banking institutions including its recent acquisition of Virginia Commerce Bancorp, Inc. which consummated after the close of business on January 31, 2014. As of December 31, 2015, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, and brokerage services.

Employees

As of December 31, 2015, United and its subsidiaries had approximately 1,701 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2015, United’s consolidated assets approximated $12.6 billion and total shareholders’ equity approximated $1.7 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s announced merger with Bank of Georgetown and its completed merger with Virginia Commerce Bancorp, Inc.

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

United through its Banking Subsidiaries offers an Internet banking service, Smart Touch Online Banking, which allows customers to perform various transactions using a computer or tablet from any location or from a mobile device such as a smart phone or other cellular device as long as they have access to the Internet, applicable software and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online and can make payments to virtually any business or individual. Customers can set up recurring fixed payments, one-time future payments or a one-time immediate payment. Customers can also set up their own merchants, view and modify that merchant list, view pending transactions and view their bill payment history with approximately three (3) months of history.

United also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

United’s loan portfolio, net of unearned income, increased $279.4 million or 3.07% in 2015. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial, financial and agricultural loans increased $72.3 million or 1.35% as commercial real estate loans increased $47.6 million or 1.26% and commercial loans (not secured by real estate) increased $24.8 million or 1.57%. In addition, consumer loans increased $62.0 million or 16.80% while construction and land development loans increased $139.8 million or 12.34%. Residential real estate loans were relatively flat.

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

As of December 31, 2015, approximately $391.9 million or 4.18% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2015, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $6.6 billion as of December 31, 2015. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2015, approximately $3.6 billion or 38.8% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2015, approximately $75.5 million or 0.8% of United’s total loan portfolio were for the purpose of mining, quarrying and oil and gas extraction.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers. As of December 31, 2015, the balance of mortgage loans being serviced by United for others was insignificant.

United engages in the origination and acquisition of residential real estate loans for resale. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

During 2015, United originated $145.8 million of real estate loans for sale in the secondary market and sold $143.8 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2015 were $2.5 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2015, 2014, and 2013 were $34.3 million, $33.9 million, and $19.5 million, respectively. For the years of 2015, 2014 and 2013, United realized net gains on sales of securities of $202 thousand, $3.4 million and $1.5 million, respectively. In the year 2015, United recognized other-than-temporary impairment (OTTI) charges of $47 thousand, consisting of OTTI on an equity security and a pooled trust preferred collateralized debt obligation (TRUP CDO). In the year 2014, United recognized other-than-temporary impairment (OTTI) charges of $6.5 million, all consisting of OTTI on pooled trust preferred collateralized debt obligations (TRUP CDOs). In the year 2013, United recognized other-than-temporary impairment (OTTI) charges of $7.3 million consisting primarily of $7.2 million on pooled trust preferred collateralized debt obligations (TRUP CDOs) and $137 thousand on equity securities.

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

As of December 31, 2015, there were 65 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 102 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2015, West Virginia’s seasonally adjusted unemployment rate was 6.3% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 5.0%. The number of unemployed state residents fell 1,800 to 49,300 for the month of December as compared to the month of November. Total unemployment was up 3,600 over the year of 2014. The state unemployment rate of

6.3% for December 2015 was a decrease from a rate of 6.5% for the month of November 2015 and up from the rate of 5.9% for the month of December 2014. Total nonfarm payroll employment increased 700 in December, with an increase of 2,300 in the goods-producing sector offset by a decrease of 1,600 in the service-providing sector. West Virginia’s not seasonally adjusted unemployment rate was 5.9% in December 2015. West Virginia’s economy has struggled over the past year, primarily driven by the state’s energy sector, where losses in coal jobs have been coupled with a recent slowdown in the natural gas industry. According to the latest forecast from the West Virginia University College of Business and Economics, employment in West Virginia is estimated to increase 0.5% per year on average through 2020, compared to an expectation of 1.2% nationally. The state’s seasonally adjusted unemployment rate is expected to remain at or above 6.5% through early-2016, but will fall over much of the outlook period, declining to the upper-5% range by 2019. Per capita personal income is expected to grow at an annual average rate of 1.8% over the next five years, below the national rate of 2.3%. West Virginia’s population has declined over the past two years and is projected to lose around 23,000 residents over the next 20 years. While the state overall is expected to lose population in coming years, 18 counties are expected to add residents. Population gains will be heavily concentrated in North-Central West Virginia and the Eastern Panhandle.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate did increase 0.1% for the month of December 2015 to 4.2% as compared to 4.1% for November of 2015. December’s slight increase followed five consecutive months of decline. Over the year of 2015, the seasonally adjusted unemployment rate was down 0.6% from December 2014. Virginia’s seasonally adjusted unemployment rate continues to be below the national rate of 5.0%. Seasonally adjusted nonfarm employment was up 6,800 jobs between November 2015 and December 2015 to 3,856,100. The December gain was the fourth consecutive monthly job gain. From November 2015 to December 2015, seasonally adjusted employment increased in six major industry divisions, decreased in four and remained unchanged in one. In Virginia’s official forecast, economic growth in the state is projected to moderately accelerate in 2016 relative to 2015. The forecast is for Virginia to grow slower than the nation in terms of employment and personal income. Personal income growth is expected to be 3.7% in 2016 with increases to 3.8% in 2017 and 4.2% by 2018. Total nonagricultural employment is expected to increase 1.5% in 2016. Employment in the professional and business sector is forecast to increase by 2.7% in 2016. Construction employment is expected to grow by 3% in 2016. Employment in trade, transportation and utilities is expected to increase by 0.9% in 2016. Overall, employment is expected to increase 1.3% in 2017.

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

On December 10, 2013, the banking agencies issued a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule”. The Federal Reserve issued an order on December 18, 2014 extending the period which banking entities have to divest disallowed securities under the Volker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (Trup Cdos) from the prohibitions under the Volcker Rule. During the third quarter of 2014 United sold four Trup Cdos for a net gain of $1.3 million in response to the Volcker Rule. Under the Volcker Rule, these four securities were identified by United as covered funds and were required to be divested of before July 21, 2017. United believes the remaining Trup Cdo portfolio is excluded from the scope of the Volcker Rule.

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

United’s FDIC insurance expense totaled $8.4 million, $7.6 million and $6.2 million in 2015, 2014 and 2013, respectively.

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

As of December 31, 2015, United and its banking subsidiaries meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

Effective January 1, 2015, under the Basel III Capital Rules, the current prompt corrective action requirements for an institution to be “well-capitalized” is a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a CET1 ratio of 6.5% or greater and a Tier 1 leverage ratio of 5 percent or greater.

United’s Banking Subsidiaries were “well capitalized” institutions as of December 31, 2015. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If United fails to observe the regulatory guidance, United could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, United relies on electronic communications and information systems to conduct its operations and to store sensitive data. United employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. United employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of its defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, United and its Banking Subsidiaries have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, United’s systems and those of its customers and third-party service providers are under constant threat and it is possible that United could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by United and its customers. See Item 1A. Risk Factors for a further discussion of risk related to cybersecurity.

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

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as United, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of United and its Banking Subsidiaries to hire, retain and motivate their key employees.

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

RISKS RELATING TO UNITED’S BUSINESS

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

United’s success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond its control may adversely affect United’s and its Banking Subsidiaries’ asset quality, deposit levels and loan demand and, therefore, its earnings. Because United has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

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

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2019.

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

The Consumer Financial Protection Bureau (CFPB) may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including United’s Banking Subsidiaries.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, United’s Banking Subsidiaries will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon United’s Banking Subsidiaries with respect to its consumer product offering and services may produce significant, material effects on United’s Banking Subsidiaries’ (and United’s) profitability.

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

United is subject to higher regulatory capital requirements and failure to comply with these standards may impact dividend payments, equity repurchases and executive compensation.

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

The Basel III changes have resulted in generally higher minimum capital ratios that require United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United, United Bank (West Virginia) and United Bank (Virginia) could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

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

United’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve impact United significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.

In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

United’s business continuity plans or data security systems could prove to be inadequate, resulting in a material interruption in, or disruption to, its business and a negative impact on results of operations.

United relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether due to severe weather, natural disasters, cyber-attack, acts of war or terrorism, criminal activity or other factors, could result in failures or disruptions in general ledger, deposit, loan, customer relationship management and other systems. While United has disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of United’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on results of operations.

The negative economic effects caused by terrorist attacks, including cyber-attacks, potential attacks and other destabilizing events would likely contribute to the deterioration of the quality of United’s loan portfolio and could reduce its customer base, level of deposits, and demand for its financial products such as loans.

High inflation, natural disasters, acts of terrorism, including cyber-attacks, an escalation of hostilities or other international or domestic occurrences, and other factors could have a negative impact on the economy of the Mid-Atlantic regions in which United operates. An additional economic downturn in its markets would likely contribute to the deterioration of the quality of United’s loan portfolio by impacting the ability of its customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in its bank and the stability of its deposit funding sources. An additional economic downturn could also have a significant impact on the demand for United’s products and services. The cumulative effect of these matters on United’s results of operations and financial condition would likely be adverse and material.

United’s vendors could fail to fulfill their contractual obligations, resulting in a material interruption in, or disruption to, its business and a negative impact on results of operations.

United is dependent upon third parties for certain information system, data management and processing services and to provide key components of its business infrastructure. United has entered into subcontracts for the supply of current and future services, such as data processing, mortgage loan processing and servicing, and certain property management functions. These services must be available on a continuous and timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm United’s business.

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

In addition, these third party service providers are sources of operational and informational security risk to United, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if United has difficulty communicating with them, United could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

Potential problems with vendors such as those discussed above could have a significant adverse effect on United’s business, lead to higher costs and damage its reputation with its customers and, in turn, have a material adverse effect on its financial condition and results of operations.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

On November 9, 2015, United and Bank of Georgetown announced a strategic business combination in which Georgetown will merge with and into United Bank, an indirect wholly-owned subsidiary of United. Before the merger with the Bank of Georgetown may be completed, United must obtain various approvals or consents from the Federal Reserve and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although United and Bank of Georgetown do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of United following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed. The merger agreement contains a condition to the obligation of each of United and Bank of Georgetown to close the merger that the required regulatory approvals not contain any conditions, restrictions or requirements applicable either before or after the effective time of the merger that the United board of directors reasonably determines in good faith would have a material adverse effect on United and its Banking Subsidiaries taken as a whole taking into account the consummation of the merger in making such determination.

The integration of the operations of United and Bank of Georgetown may be more difficult, costly or time-consuming than anticipated.

The success of the merger will depend, in part, on United’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of United and Bank Georgetown and to combine the businesses of United and Bank of Georgetown in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Bank of Georgetown or decreasing revenues due to loss of customers. If United is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect United’s ability to successfully conduct its business in the markets in which Bank of Georgetown now operates, which could have an adverse effect on United’s financial results and the value of its common stock. If United experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Bank of Georgetown to lose customers or cause customers to remove their accounts from Bank of Georgetown and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Bank Georgetown and United during this transition period and for an undetermined period after consummation of the merger.

The success of the merger with Bank of Georgetown will also depend on United’s ability to:

•	Retain and attract qualified personnel to, United and Georgetown;

•	Maintain existing relationships with depositors of Bank of Georgetown to minimize withdrawals of deposits prior to and subsequent to the merger;

•	Maintain and enhance existing relationships with borrowers to limit unanticipated losses from loans of Bank of Georgetown;

•	Control the incremental non-interest expense from United to maintain overall operating efficiencies; and

•	Compete effectively in the communities served by United and Bank of Georgetown and in nearby communities.

United may fail to realize the cost savings estimated for the merger.

Although United estimates that it will realize cost savings of approximately $18 million annually (excluding one-time costs and expenses associated with the merger with Bank of Georgetown) from the merger when fully phased in, it is possible that the estimates of the potential cost savings could turn out to be incorrect. For example, the combined purchasing power may not be as strong as expected, and therefore the cost savings could be reduced. In addition, future business developments may require United to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on United’s ability to combine the businesses of United and Bank of Georgetown in a manner that permits those costs savings to be realized. If the estimates turn out to be incorrect or United is not able to combine the two companies successfully, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

United’s potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

In addition to the Bank of Georgetown merger, United may engage in a strategic acquisition when it believes there is an opportunity to strengthen and expand its business. To fully benefit from such acquisition, however, United must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company. If United is unable to successfully integrate an acquired company, it may not realize the benefits of the acquisition, and its financial results may be negatively affected. A completed acquisition may adversely affect United’s financial condition and results of operations, including its capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2015, an aggregate of approximately $69.7 million and $55.6 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and twenty-nine (129) full service offices—fifty-six (56) offices located throughout West Virginia, sixty-eight (68) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for three in the Wheeling area, two in the Charleston area, two in the Beckley area, and one each in Morgantown, Parkersburg, Charles Town, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Fairfax and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston and Morgantown, West Virginia and Chantilly, Virginia areas.

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

Stock

As of January 31, 2016, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 69,655,617 were issued, including 24,225 shares held as treasury shares. The outstanding shares are held by approximately 6,668 shareholders of record, as well as 42,191 shareholders in street name as of January 31, 2016. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In May of 2006, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. During 2015 and 2014, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.29 per share in 2015, $1.28 per share in 2014 and $1.25 per share in 2013. See “Market and Stock Prices of United” for quarterly dividend information.

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

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2016, the last practicable date, was $35.11.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2016	Dividends		High	Low
First Quarter through February 22, 2016	$—	(1)	$36.80	$32.22
2015
Fourth Quarter	$0.33		$43.13	$35.78
Third Quarter	$0.32		$43.43	$35.60
Second Quarter	$0.32		$40.70	$36.58
First Quarter	$0.32		$38.88	$33.25
2014
Fourth Quarter	$0.32		$38.00	$30.39
Third Quarter	$0.32		$33.60	$30.89
Second Quarter	$0.32		$32.50	$28.19
First Quarter	$0.32		$32.08	$28.23

(1)	On February 29, 2016, United declared a dividend of $0.33 per share, payable April 1, 2016, to shareholders of record as of March 11, 2016.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2015, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2010 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
United Bankshares, Inc.	100.00	101.69	91.83	123.99	153.52	156.83
NASDAQ Bank Index	100.00	89.54	106.20	150.41	157.75	171.67
S&P Mid-Cap Index	100.00	98.28	115.76	154.43	169.43	165.78

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2015	0	$00.00	0	322,200
11/01 – 11/30/2015	5	$37.89	0	322,200
12/01 – 12/31/2015	0	$00.00	0	322,200

Total	5	$37.89

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2015, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2015, the following shares were purchased for the deferred compensation plan: November 2015 –5 shares at an average price of $37.89.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2015. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Summary of Operations:
Total interest income	$423,630	$418,542	$306,154	$323,897	$316,522
Total interest expense	39,506	42,834	36,313	46,190	55,794
Net interest income	384,124	375,708	269,841	277,707	260,728
Provision for loan losses	22,574	21,937	19,267	17,862	17,141
Other income	73,626	80,962	66,506	64,842	49,055
Other expense	231,687	239,847	192,036	203,206	182,266
Income taxes	65,530	64,998	39,416	38,874	34,766
Net income	137,959	129,888	85,628	82,607	75,610
Cash dividends	89,667	88,522	62,981	62,351	56,827

Per common share:
Net income:
Basic	1.99	1.93	1.70	1.64	1.62
Diluted	1.98	1.92	1.70	1.64	1.61
Cash dividends	1.29	1.28	1.25	1.24	1.21
Book value per share	24.61	23.90	20.66	19.74	19.29

Selected Ratios:
Return on average shareholders’ equity	8.10%	8.13%	8.43%	8.35%	8.50%
Return on average assets	1.12%	1.11%	1.02%	0.98%	0.97%
Dividend payout ratio	65.00%	68.15%	73.55%	75.48%	75.16%

Selected Balance Sheet Data:
Average assets	$12,265,115	$11,652,776	$8,419,456	$8,399,513	$7,780,836
Investment securities	1,204,182	1,316,040	889,342	729,402	824,219
Loans held for sale	10,681	8,680	4,236	17,762	3,902
Total loans	9,384,080	9,104,652	6,704,583	6,511,416	6,230,777
Total assets	12,577,944	12,328,811	8,735,324	8,420,013	8,451,470
Total deposits	9,341,527	9,045,485	6,621,571	6,752,986	6,819,010
Long-term borrowings	1,015,249	1,105,314	575,697	284,926	345,366
Total liabilities	10,865,309	10,672,651	7,693,592	7,427,762	7,482,626
Shareholders’ equity	1,712,635	1,656,160	1,041,732	992,251	968,844

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On July 1, 2015, the Durbin Amendment became effective for United. The Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. The Durbin Amendment significantly affected United’s fees from deposit services for the year of 2015 as discussed in the “Other Income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

On January 1, 2015, the Basel III Capital Rules became effective for United and its banking subsidiaries (subject to a phase-in period). The Basel III Capital Rules establishes a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

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

In addition, after the close of business on January 31, 2014, United acquired 100% of the outstanding common stock of Virginia Commerce Bancorp, Inc. (Virginia Commerce), a Virginia corporation headquartered in Arlington, Virginia. The results of operations of Virginia Commerce are included in the consolidated results of operations from the date of acquisition. The acquisition of Virginia Commerce enhances United’s existing footprint in the Washington, D.C. MSA. Virginia Commerce was merged with and into George Mason Bankshares, Inc., a wholly-owned subsidiary of United (the Merger) in a transaction accounted for under the acquisition method of accounting. At consummation, Virginia Commerce had assets of approximately $2.77 billion, loans of $2.10 billion, and deposits of $2.02 billion. In addition, on February 20, 2014, United sold a former branch building for approximately $11.1 million and recognized a before-tax gain of $8.98 million.

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

Generally, United has presented these non-GAAP financial measures because it believes that these measures provide meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of these non-GAAP financial measures is consistent with how United’s management evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent net interest income, the allowance for loan losses as a percentage of non-acquired loans and noninterest income excluding a net gain on the sale of bank premises, noncash, other-than-temporary impairment charges on certain investment securities and net gains and losses from sales and calls of investment securities. Management believes these non-GAAP financial measures to be helpful in understanding United’s results of operations or financial position. However, this non-GAAP information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2015, the allowance for loan losses was $75.7 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.6 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2015 net income by approximately $4.8 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2015, approximately 9.31% of total assets, or $1.17 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.61% or $1.10 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 6.39% or $74.87 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At December 31, 2015, only $4.12 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note U for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2015 COMPARED TO 2014

FINANCIAL CONDITION SUMMARY

United’s total assets as of December 31, 2015 were $12.58 billion which was an increase of $249.13 million or 2.02% from December 31, 2014. Cash and cash equivalents increased $104.27 million or 13.85%, loans held for sale increased $2.00 million or 23.05% and portfolio loans increased $279.43 million or 3.07%, while investment securities decreased $111.86 million or 8.50% and other assets decreased $24.01 million or 5.97%. Total liabilities increased $192.66 million or 1.81% from year-end 2014. This increase in total liabilities was due mainly to a $296.04 million or 3.27% increase in deposits while borrowings decreased $102.69 million or 6.66%. Shareholders’ equity increased $56.48 million or 3.41% from year-end 2014.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2015 increased $104.27 million or 13.85% from year-end 2014. Of this total increase, interest-bearing deposits with other banks increased $143.29 million or 24.85% as United placed more cash in an interest-bearing account with the Federal Reserve. Partially offsetting this increase in interest-bearing deposits with other banks is a decrease of $39.02 million or 22.21% in cash and due from banks. Federal funds sold were flat. During the year of 2015, net cash of $178.29 million and $115.69 million was provided by operating activities and financing activities, respectively, while $189.71 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2015 decreased $111.86 million or 8.50% from year-end 2014. Securities available for sale decreased $114.05 million or 9.66%. This change in securities available for sale reflects $191.13 million in sales, maturities and calls of securities, $85.25 million in purchases, and a decrease of $6.81 million in market value. Securities held to maturity were flat, decreasing $211 thousand or less than 1% from year-end 2014 due to calls and maturities of securities. Other investment securities increased $2.41 million or 2.50% from year-end 2014 due to the purchase of Federal Reserve Bank (FRB) stock.

The following is a summary of available for sale securities at December 31:

	2015	2014	2013
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$71,993	$88,559	$172,324
States and political subdivisions	130,685	133,730	60,861
Mortgage-backed securities	788,218	876,006	474,104
Asset-backed securities	3,404	8,004	9,257
Marketable equity securities	4,844	3,631	3,299
Trust preferred collateralized debt obligations	49,386	51,328	73,862
Single issue trust preferred securities	13,811	13,760	14,346
Corporate securities	9,999	4,998	4,996

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$1,072,340	$1,180,016	$813,049

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$1,066,334	$1,180,386	$775,284

The following is a summary of held to maturity securities at December 31:

	2015	2014	2013
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$10,425	$10,599	$10,762
States and political subdivisions	9,321	9,369	10,367
Mortgage-backed securities	35	41	50
Single issue trust preferred securities	19,298	19,281	19,766
Other corporate securities	20	20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$39,099	$39,310	$40,965

TOTAL HELD TO MATURITY SECURITIES, at fair value	$36,319	$36,784	$38,293

At December 31, 2015, gross unrealized losses on available for sale securities were $20.39 million. Securities in an unrealized loss position at December 31, 2015 consisted primarily of Trup Cdos, single issue trust preferred securities and agency commercial mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of December 31, 2015, United’s mortgage-backed securities had an amortized cost of $788.25 million, with an estimated fair value of $793.53 million. The portfolio consisted primarily of $473.14 million in agency residential mortgage-backed securities with a fair value of $478.02 million, $9.12 million in non-agency residential mortgage-backed securities with an estimated fair value of $9.57 million, and $305.99 million in commercial agency mortgage-backed securities with an estimated fair value of $305.94 million. As of December 31, 2015, United’s asset-backed securities had an amortized cost of $3.40 million, with an estimated fair value of $3.40 million.

As of December 31, 2015, United’s corporate securities had an amortized cost of $97.36 million, with an estimated fair value of $77.79 million. The portfolio consisted primarily of $49.39 million in Trup Cdos with a fair value of $34.69 million and $33.11 million in single issue trust preferred securities with an estimated fair value of $27.58 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $4.84 million and a fair value of $5.46 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.85 million of the Company’s pooled securities, while mezzanine tranches represent $28.84 million. Of the $28.84 million in mezzanine tranches, $8.56 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2015, Trup Cdos with a fair value of $3.75 million were investment grade, and the remaining $30.94 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of December 31, 2015, United’s single issue trust preferred securities had a fair value of $27.58 million. Of the $27.58 million, $12.43 million or 45.06% were investment grade; $8.83 million or 32.02% were split rated; and $6.32 million or 22.92% were below investment grade. The two largest exposures accounted for 53.08% of the $27.58 million. These included Wells Fargo at $8.55 million and SunTrust Bank at $6.09 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of December 31, 2015:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,100	$41	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,396	3,032	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,299	1,204	95	1,546
SECURITY 5	Mezzanine	C-2	Caa3	NR	C	1,978	1,061	917	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,276	640	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,489	2,908	1,581	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,422	1,254	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,256	1,736	(480)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	858	1,013	(155)	406
SECURITY 14	Mezzanine	B-1	Caa1	NR	CC	3,300	2,100	1,200	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,200	2,236	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	2,150	1,289	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,500	750	750
SECURITY 18	Senior	A-3	Aaa	BBB-	AA	4,573	3,750	823	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	2,847	2,420	427	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,450	1,050	0

						$49,386	$34,686	$14,700	$20,613

(1) Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	8.3%	25 - 85%	(91.2)%	61.2%	38.8%
2	5	0.7%	11.9%	6.4%	90%	(125.8)%	45.4%	54.6%
4	38	18.9%	12.1%	6.8%	0 - 90%	(7.2)%	43.1%	56.9%
5	41	4.4%	13.8%	6.7%	60 - 90%	(3.3)%	91.3%	8.7%
6	42	6.9%	19.0%	7.2%	0 - 90%	(19.4)%	58.5%	41.5%
7	20	0.0%	18.1%	6.5%	N/A	(11.2)%	84.9%	15.1%
8	25	1.5%	22.4%	6.5%	75%	(26.9)%	68.3%	31.7%
12	5	0.0%	14.5%	5.3%	N/A	(3.8)%	73.4%	26.6%
13	5	0.0%	14.5%	5.3%	N/A	(3.8)%	86.0%	14.0%
14	44	8.3%	9.6%	6.6%	0 - 90%	6.1%	88.0%	12.0%
15	19	0.8%	19.7%	8.5%	90%	(32.1)%	64.4%	35.6%
16	15	0.0%	18.8%	6.1%	N/A	(28.4)%	68.8%	31.2%
17	29	3.0%	12.1%	7.0%	75%	(4.4)%	75.0%	25.0%
18	28	3.2%	14.6%	6.0%	15%	68.4%	100.0%	0.0%
19	5	0.0%	4.6%	5.6%	N/A	35.5%	100.0%	0.0%
22	31	3.7%	9.3%	6.5%	50%	1.4%	100.0%	0.0%

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

The calculation of excess subordination in the above table does not consider the OTTI the Company has recognized on these securities. While the ratio of excess subordination provides some insight on overall collateralization levels, the Company completes an expected cash flow analysis each quarter to determine whether an adverse change in future cash flows has occurred under ASC 320. The standard specifies that a cash flow projection should be present-valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. The Company utilizes the cash flow models to determine the net realizable value and assess whether additional OTTI has occurred.

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

The following is a summary of available for sale single-issue trust preferred securities as of December 31, 2015:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
	(Dollars in thousands)
Emigrant	NR	NR	B+	$5,683	$3,720	$1,963
Bank of America	Ba1	NR	BBB-	4,629	4,225	404
M&T Bank	NR	BBB-	BBB-	2,999	3,246	(247)
Bank of America	Ba1	BB+	BBB-	500	502	(2)

				$13,811	$11,693	$2,118

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.41 million) and Royal Bank of Scotland ($974 thousand).

During 2015, United recognized net other-than-temporary impairment charges totaling $47 thousand on one Trup Cdo and one equity security, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2015 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $2.00 million or 23.05% as loan originations in the secondary market exceeded loan sales during the year of 2015. Portfolio loans, net of unearned income, increased $279.43 million or 3.07% from year-end 2014. Since year-end 2014, commercial, financial and agricultural loans increased $72.34 million or 1.35% as commercial real estate loans increased $47.56 million while commercial loans (not secured by real estate) increased $24.78 million. In addition, construction and land development loans increased $139.80 million or 12.34% and consumer loans increased $61.98 million or 16.80% while residential real estate loans were relatively flat.

A summary of loans outstanding is as follows:

	December 31
	2015	2014	2013	2012	2011
Commercial, financial & agricultural	$5,426,335	$5,353,991	$3,911,103	$3,846,409	$3,508,966
Residential real estate	2,268,685	2,263,354	1,821,378	1,838,252	1,891,725
Construction & land development	1,273,054	1,133,251	670,364	550,677	549,877
Consumer	430,878	368,896	310,754	282,442	283,712
Less: Unearned interest	(14,872)	(14,840)	(9,016)	(6,364)	(3,503)

Total loans	9,384,080	9,104,652	6,704,583	6,511,416	6,230,777
Allowance for loan losses	(75,726)	(75,529)	(74,198)	(73,901)	(73,874)

TOTAL LOANS, NET	$9,308,354	$9,029,123	$6,630,385	$6,437,515	$6,156,903

Loans held for sale	$10,681	$8,680	$4,236	$17,762	$3,902

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2015:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$1,015,245	$1,646,808	$2,764,282	$5,426,335
Construction & land development	409,256	566,907	296,891	1,273,054

Total	$1,424,501	$2,213,715	$3,061,173	$6,699,389

At December 31, 2015, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$459,325	$1,254,667	$1,183,253	$2,897,245
Outstanding with adjustable rates	965,176	959,048	1,877,920	3,802,144

	$1,424,501	$2,213,715	$3,061,173	$6,699,389

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $24.01 million or 5.97% from year-end 2014. Income tax receivable decreased $20.15 million as a result of timing differences, OREO decreased $6.55 million due to write-downs to fair value, and core deposit intangibles decreased $3.42 million due to amortization. Partially offsetting these decreases in other assets is a $3.51 million increase in the cash surrender value of bank-owned life insurance policies, mainly due to an increase in the cash surrender value, a $2.35 million increase in deferred tax assets and a $1.64 million increase in dealer reserve.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2015 increased $296.04 million or 3.27% from year-end 2014. In terms of composition, noninterest-bearing deposits increased $108.34 million or 4.18% while interest-bearing deposits increased $187.70 million or 2.91% from December 31, 2014. Organically, deposits grew $297.74 million from year-end 2014.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $54.15 million or 2.77%, personal noninterest-bearing deposits of $39.07 million or 8.10%, and noninterest-bearing public funds’ deposits of $15.10 million or 20.52%.

The increase in interest-bearing deposits was due mainly to interest-bearing money market accounts (MMDAs) increasing $302.90 million or 14.67% and regular savings accounts increasing $32.31 million or 4.90%. The $302.90 million increase in interest-bearing MMDAs was due to a $342.18 million increase in commercial MMDAs. Personal MMDAs and public funds MMDAs, on the other hand, decreased $33.83 million and $5.45 million, respectively. Regular savings accounts increased $32.31 million mainly due to a $29.77 million increase in personal savings accounts. Time deposits over $100,000 increased $25.08 million or 2.32%. The $25.08 million increase in time deposits over $100,000 is due to an increase of $103.24 million in public funds certificates of deposits (CDs) while fixed rate CDs over $100,000 decreased $70.84 million. Partially offsetting these increases in interest-bearing deposits were decreases in interest-bearing checking deposits of $11.83 million or less than 1% and time deposits under $100,000 of $160.75 million or 16.83% The $11.83 million decrease in interest-bearing checking deposits is the result of a decrease of $73.43 million in personal interest-bearing checking accounts while interest-bearing public funds’ checking accounts increased $68.47 million. The $160.75 million decrease in time deposits under $100,000 is the result of a $157.02 million decrease in fixed rate CDs.

The table below summarizes the changes by deposit category since year-end 2014:

	December 31	December 31
	2015	2014	$ Change	% Change
(Dollars In thousands)
Demand deposits	$2,699,958	$2,591,619	$108,339	4.18%
Interest-bearing checking	1,683,316	1,695,146	(11,830)	(0.70%)
Regular savings	692,079	659,773	32,306	4.90%
Money market accounts	2,368,063	2,065,162	302,901	14.67%
Time deposits under $100,000	794,428	955,178	(160,750)	(16.83%)
Time deposits over $100,000 (1)	1,103,683	1,078,607	25,076	2.32%

Total deposits	$9,341,527	$9,045,485	$296,042	3.27%

(1)	Includes time deposits of $250,000 or more of $386,484 and $272,059 at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2016	$1,231,848
2017	401,950
2018	100,605
2019	77,873
2020 and thereafter	85,835

TOTAL	$1,898,111

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2015 are summarized as follows:

Amount
( In thousands)
3 months or less	$380,682
Over 3 through 6 months	160,576
Over 6 through 12 months	219,179
Over 12 months	343,246

TOTAL	$1,103,683

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2015			2014			2013
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$2,591,501	$0	0.00%	$2,349,729	$0	0.00%	$1,782,257	$0	0.00%
NOW and money market deposits	3,996,323	12,617	0.32%	3,382,418	10,093	0.30%	2,403,748	7,380	0.31%
Savings deposits	703,150	955	0.14%	667,307	875	0.13%	565,359	631	0.11%
Time deposits	1,902,503	14,451	0.76%	2,091,087	16,493	0.79%	1,859,155	18,520	1.00%

TOTAL	$9,193,477	$28,023	0.30%	$8,490,541	$27,461	0.32%	$6,610,519	$26,531	0.40%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2015 decreased $102.69 million or 6.66% during the year of 2015. Since year-end 2014, short-term borrowings decreased $12.62 million or 2.90% due to a $91.01 million decrease in short-term securities sold under agreements to repurchase and a $31.61 million decrease in federal funds purchased. Long-term borrowings decreased $90.07 million or 8.15% since year-end 2014 due to a net repayment of $89.46 million in long-term FHLB advances.

The table below summarizes the changes by borrowing category since year-end 2014:

	December 31		Amount	Percentage
	2015	2014	Change	Change
(Dollars in thousands)
Federal funds purchased	$22,230	$53,840	$(31,610)	(58.71%)
Short-term securities sold under agreements to repurchase	290,798	381,812	(91,014)	(23.84%)
Long-term securities sold under agreements to repurchase	50,863	52,343	(1,480)	(2.83%)
Short-term FHLB advances	110,000	0	110,000	100.00%
Long-term FHLB advances	740,880	830,335	(89,455)	(10.77%)
Issuances of trust preferred capital securities	223,506	222,636	870	0.39%

Total borrowings	$1,438,277	$1,540,966	$(102,689)	(6.66%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2015 were flat, decreasing $113 thousand or less than 1% from year-end 2014. In particular, incentives payables decreased $1.78 million and other accrued expenses decreased $3.01 million. Both decreases were due to payments. Virtually offsetting these decreases in accrued expenses and other liabilities were increases of $1.84 million in deferred compensation, $1.80 million in the pension liability and $1.39 million in other employee withholdings.

Shareholders’ Equity

Shareholders’ equity at December 31, 2015 increased $56.48 million or 3.41% from December 31, 2014. Earnings net of dividends for the year of 2015 were $48.29 million. Surplus increased $10.04 million or 1.35% due to stock option exercises.

Accumulated other comprehensive income decreased $2.45 million or 6.84%. United’s available for sale investment portfolio, net of deferred income taxes, decreased $4.34 million. The after-tax pension accounting adjustment at year-end 2015 resulted in a decline of $1.46 million. Partially offsetting these decreases to accumulated other comprehensive income was the after-tax accretion of pension costs of $3.07 million for the year of 2015.

EARNINGS SUMMARY

Net income for the year 2015 was $137.96 million or $1.98 per diluted share compared to $129.89 million or $1.92 per diluted share for the year of 2014. United’s return on average assets for the year of 2015 was 1.12% and return on average shareholders’ equity was 8.10% as compared to 1.11% and 8.13% for the year of 2014. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.94% and 8.17%, respectively, for the first nine months of 2015. As previously mentioned, United completed its acquisition of Virginia Commerce after the close of business on January 31, 2014. The financial results of Virginia Commerce are included in United’s results from the acquisition date. Therefore, the year of 2015 was impacted for an additional month by increased levels of average balances, income, and expense as compared to the year of 2014 due to the acquisition.

The results for the year of 2015 included noncash, before-tax, other-than-temporary impairment charges of $47 thousand on certain investment securities. The results for year of 2014 included noncash, before-tax, other-than-temporary impairment charges of $6.48 million on certain investment securities.

The results for the year of 2014 also included a before-tax gain of $8.98 million from the sale of a former branch building during the first quarter of 2014, merger related expenses and charges of $5.29 million, and a penalty of $1.97 million to prepay a Federal Home Loan Bank (FHLB) advance with a high interest rate.

Net interest income for the year of 2015 was $384.12 million, an increase of $8.42 million or 2.24% from the prior year. The increase in net interest income occurred because total interest income increased $5.09 million while total interest expense decreased $3.33 million from the year of 2014.

The provision for credit losses was $22.57 million for the year 2015 as compared to $21.94 million for the year of 2014. Noninterest income was $73.63 million for the year of 2015, down $7.34 million or 9.06% when compared to the year of 2014. Included in noninterest income for the year of 2015 and 2014 were the previously mentioned noncash before-tax other-than-temporary impairment charges of $47 thousand and $6.48 million, respectively. Noninterest expense was $231.69 million, a decrease of $8.16 million or 3.40% for the year of 2015 when compared to 2014.

Income tax expense for the year of 2015 was $65.53 million as compared to $65.00 million for the year of 2014. United’s effective tax rate was approximately 32.2% and 33.4% for years ended December 31, 2015 and 2014, respectively, as compared to 31.5% for 2013.

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

Net interest income for the year of 2015 was $384.12 million, which was an increase of $8.42 million or 2.24% from the year of 2014. The $8.42 million increase in net interest income occurred because total interest income increased $5.09 million while total interest expense decreased $3.33 million from the year of 2014.

Generally, interest income for the year of 2015 increased from prior year because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the year of 2015 increased from prior year because of the interest-bearing liabilities added from Virginia Commerce. However, the additional interest expense was mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2015 was $390.61 million, an increase of $8.59 million or 2.25% from the year of 2014. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. Average earning assets increased $608.72 million or 5.91% from the year of 2014. Average net loans increased $405.71 million or 4.69% for the year of 2015 while average short-term investments increased $219.17 million or 57.52%. In addition, the average cost of funds declined 6 basis points from the year of 2014. In particular, the average cost of long-term borrowings declined 34 basis points due mainly to the repayment of certain higher-cost long-term Federal Home Loan Bank (FHLB) advances. Partially offsetting the increases to tax-equivalent net interest income for the year of 2015 was a decline of 18 basis points in the average yield on earning assets as compared to the year of 2014. The net interest margin of 3.58% for the year of 2015 was a decrease of 13 basis points from the net interest margin of 3.71% for the year of 2014.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2015, 2014 and 2013.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2015	2014	2013
Loan Accretion	$10,780	$10,261	$2,641
Certificates of deposit	1,698	4,310	169
Long-term borrowings	611	143	(113)

Total	$13,089	$14,714	$2,697

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2015, 2014 and 2013.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2015	2014	2013
Net interest income (GAAP)	$384,124	$375,708	$269,841
Tax-equivalent adjustment (non-GAAP) (1)	6,486	6,316	5,999

Tax-equivalent net interest income (non-GAAP)	$390,610	$382,024	$275,840

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2015, 2014 and 2013 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$600,218	$1,645	0.27%	$381,053	$954	0.25%	$235,880	$613	0.26%
Investment Securities:
Taxable	1,140,852	30,744	2.69%	1,158,869	30,426	2.63%	712,582	16,646	2.34%
Tax-exempt	119,514	5,427	4.54%	117,646	5,385	4.58%	81,505	4,403	5.40%

Total Securities	1,260,366	36,171	2.87%	1,276,515	35,811	2.81%	794,087	21,049	2.65%
Loans, net of unearned Income (2)	9,126,387	392,300	4.30%	8,720,186	388,093	4.45%	6,544,104	290,491	4.44%
Allowance for loan losses	(75,451)			(74,957)			(74,661)

Net loans	9,050,936		4.33%	8,645,229		4.49%	6,469,443		4.49%

Total earning assets	10,911,520	$430,116	3.94%	10,302,797	$424,858	4.12%	7,499,410	$312,153	4.16%

Other assets	1,353,595			1,349,979			920,046

TOTAL ASSETS	$12,265,115			$11,652,776			$8,419,456

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,601,976	$28,023	0.42%	$6,140,812	$27,461	0.45%	$4,828,262	$26,531	0.55%
Short-term borrowings	323,279	834	0.26%	509,724	1,134	0.22%	360,621	895	0.25%
Long- term borrowings	985,458	10,649	1.08%	1,005,554	14,239	1.42%	382,628	8,887	2.32%

Total Interest-Bearing Funds	7,910,713	39,506	0.50%	7,656,090	42,834	0.56%	5,571,511	36,313	0.65%

Noninterest-bearing deposits	2,591,501			2,349,729			1,782,257
Accrued expenses and other liabilities	60,411			49,193			49,688

TOTAL LIABILITIES	10,562,625			10,055,012			7,403,456
SHAREHOLDERS’ EQUITY	1,702,490			1,597,764			1,016,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,265,115			$11,652,776			$8,419,456

NET INTEREST INCOME		$390,610			$382,024			$275,840

INTEREST SPREAD			3.44%			3.56%			3.51%

NET INTEREST MARGIN			3.58%			3.71%			3.68%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2015 Compared to 2014				2014 Compared to 2013
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$548	$76	$67	$691	$377	$(24)	$(12)	$341
Investment securities:
Taxable	(474)	695	97	318	10,443	2,066	1,271	13,780
Tax-exempt (1)	86	(47)	3	42	1,952	(668)	(302)	982

Loans (1),(2)	18,216	(13,832)	(177)	4,207	97,693	0	(91)	97,602

TOTAL INTEREST INCOME	18,376	(13,108)	(10)	5,258	110,465	1,374	866	112,705

Interest expense:
Interest-bearing deposits	$2,075	$(1,842)	$329	$562	$7,219	$(4,828)	$(1,461)	$930
Short-term borrowings	(410)	204	(94)	(300)	373	(108)	(26)	239
Long-term borrowings	(285)	(3,419)	114	(3,590)	14,452	(3,444)	(5,656)	5,352

TOTAL INTEREST EXPENSE	1,380	(5,057)	349	(3,328)	22,044	(8,380)	(7,143)	6,521

NET INTEREST INCOME	$16,996	$(8,051)	$(359)	$8,586	$88,421	$9,754	$8,009	$106,184

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2015, nonperforming loans were $126.71 million or 1.35% of loans, net of unearned income compared to nonperforming loans of $108.96 million or 1.20% of loans, net of unearned income at December 31, 2014. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $11.63 million at December 31, 2015 which was relatively flat from $11.67 million at year-end 2014. At December 31, 2015, nonaccrual loans were $91.19 million, an increase of $16.14 million or 21.50% from year-end 2014. The increase was due mainly to the transfer to nonaccrual of a $5.5 million residential real estate loan as well as several significant commercial relationships during 2015. Restructured loans were $23.89 million at December 31, 2015 which was an increase of $1.66 million or 7.44% from $22.23 million of restructured loans at year-end 2014. The increase was due mainly to the restructure of four troubled loans to customers during 2015 in the amount of $3.56 million partially offset by repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $158.94 million, including OREO of $32.23 million at December 31, 2015, represented 1.26% of total assets.

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

	December 31
	2015	2014	2013	2012	2011
	(In thousands)
Nonaccrual loans	$91,189	$75,051	$61,928	$71,559	$59,892
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	11,628	11,675	11,044	18,068	16,179
Restructured loans (1)	23,890	22,234	8,157	3,175	3,592

Total nonperforming loans	126,707	108,960	81,129	92,802	79,663

Other real estate owned	32,228	38,778	38,182	49,484	51,760

TOTAL NONPERFORMING ASSETS	$158,935	$147,738	$119,311	$142,286	$131,423

(1)	Restructured loans with an aggregate balance of $11.95 million, $4.19 million, and $861 thousand at December 31, 2015, 2014 and 2013, respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2015, impaired loans were $255.18 million, which was a decrease of $11.90 million or 4.46% from the $267.08 million in impaired loans at December 31, 2014. The decrease was due mainly to a decline in the balance of acquired impaired loans. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2015, the allowance for credit losses was $76.66 million as compared to $77.05 million at December 31, 2014.

At December 31, 2015, the allowance for loan losses was $75.73 million as compared to $75.53 million at December 31, 2014. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.81% at December 31, 2015 and 0.83% at December 31, 2014. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans. The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Allowance for Loan Losses (GAAP)	$75,726	$75,529
Loans, net of unearned income (GAAP)	9,384,080	9,104,652
Less: Acquired Loans (non-GAAP)	(1,791,023)	(2,196,036)

Non-Acquired Loans, net of unearned income (non-GAAP)	$7,593,057	$6,908,616

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	1.00%	1.09%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 59.76% and 69.32% at December 31, 2015 and December 31, 2014, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of changes within historical loss rates.

For the years ended December 31, 2015 and 2014, the provision for loan losses was $22.57 million and $21.94 million, respectively. Net charge-offs were $22.38 million for the year of 2015 as compared to net charge-offs of $20.61 million for the year of 2014. These higher amounts of provision expense and net charge-offs for 2015 compared to 2014 were due to recognition of purchased loan impairments within the commercial portfolio. Annualized net charge-offs as a percentage of average loans were 0.25% for the year of 2015. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.26% for the first nine months of 2015. The reserve for lending-related commitments at December 31, 2015 was $936 thousand, a decrease of $582 thousand or 38.34% from December 31, 2014. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance of allowance for credit losses at beginning of year	$77,047	$76,341	$75,557	$75,727	$75,039

Loans charged off:
Commercial, financial & agricultural	15,917	10,117	14,207	7,028	4,892
Residential real estate	6,411	5,027	4,111	8,882	7,069
Construction & land development	862	7,476	896	3,099	6,290
Consumer	2,309	2,621	1,792	1,546	1,354

TOTAL CHARGE-OFFS	25,499	25,241	21,006	20,555	19,605
Recoveries:
Commercial, financial & agricultural	1,617	2.934	847	1,544	2,565
Residential real estate	495	573	698	821	248
Construction & land development	511	685	73	54	136
Consumer	499	443	418	301	356

TOTAL RECOVERIES	3,122	4,635	2,036	2,720	3,305

NET LOANS CHARGED OFF	22,377	20,606	18,970	17,835	16,300
Provision for credit losses	21,992	21,312	19,754	17,665	16,988

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$76,662	$77,047	$76,341	$75,557	$75,727

Loans outstanding at the end of period (gross) (1)	$9,398,952	$9,119,492	$6,713,599	$6,517,780	$6,234,280

Average loans outstanding during period (net of unearned income) (1)	$9,117,844	$8,715,370	$6,537,360	$6,314,146	$5,718,639

Net charge-offs as a percentage of average loans outstanding	0.25%	0.24%	0.29%	0.28%	0.29%

Allowance for credit losses, as a percentage of nonperforming loans	60.50%	70.71%	94.10%	81.42%	95.06%

(1)	Excludes loans held for sale.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2015	2014	2013	2012	2011
	(In thousands)
Commercial, financial & agricultural	$40,274	$39,139	$35,562	$37,264	$36,120

Residential real estate	15,148	13,835	16,694	14,895	13,880

Construction & land development	18,205	19,402	18,953	18,858	19,151
Consumer	1,995	3,083	2,945	2,620	2,151
Allowance for estimated imprecision	104	70	44	264	2,572

Allowance for loan losses	$75,726	$75,529	$74,198	$73,901	$73,874

Reserve for lending-related commitments	936	1,518	2,143	1,656	1,853

Allowance for credit losses	$76,662	$77,047	$76,341	$75,557	$75,727

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2015	2014	2013	2012	2011
Commercial, financial & agricultural	57.82%	58.80%	58.33%	59.07%	56.31%
Residential real estate	24.18%	24.86%	27.17%	28.23%	30.36%
Construction & land development	13.57%	12.45%	10.00%	8.46%	8.83%
Consumer	4.43%	3.89%	4.50%	4.24%	4.50%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s formal company-wide review of the allowance for loan losses at December 31, 2015 produced increased allocations in two of the six loan categories. The other commercial loan pool allocation increased $4.40 million due to an increase in impairment recognition which was partially offset by improved historical loss rates. The residential real estate loan pool allocation increased $1.31 million due to recognition of losses during 2015 which caused an increase in historical loss rates applied to an increased amount of outstandings on which it is calculated. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $1.20 million due to a decrease in historical loss rates applied to the portfolio. The commercial real estate nonowner-occupied loan pool allocation decreased $2.86 million due to improvement in historical loss rates applied to pass-rated and classified loans. The commercial real estate owner-occupied loan pool allocation decreased $405 thousand due to an improvement in the pool’s historical loss rates and overall risk grading within the portfolio. The consumer loan pool experienced a decrease of $1.09 million due to a decrease in historical loss rates applied to the portfolio. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2014 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $27.79 million at December 31, 2015 and $14.95 million at December 31, 2014. In comparison to the prior year-end, this element of the allowance increased by $12.85 million primarily due to increased specific allocations for other commercial loans.

Management believes that the allowance for credit losses of $76.66 million at December 31, 2015 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income for the year of 2015 was $73.63 million, which was a decrease of $7.33 million from the year of 2014 due mainly to the impact of the Durbin Amendment being effective for United on July 1, 2015. Included in noninterest income for the year of 2014 was the previously mentioned net gain of $8.98 million on the sale of bank premises. Noninterest income for the year of 2015 included noncash, before-tax, other-than-temporary impairment charges of $47 thousand on certain investment securities as compared to noncash, before-tax other-than-temporary impairment charges of $6.48 million on certain investment securities for the year of 2014. In addition, net gains on sales and calls of investment securities were $202 thousand and $3.37 million for the year of 2015 and 2014, respectively. Excluding the net gain on the sale of bank premises, the noncash, other-than-temporary impairment charges as well as the net gains from sales and calls of investment securities, noninterest income for the year of 2015 decreased $1.63 million or 2.17% from the year of 2014.

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

The following table reconciles the difference between noninterest income and noninterest income excluding the net gain on the sale of bank premises in 2014 and the results of security transactions for the years ended December 31, 2015, 2014 and 2013.

	Year Ended
(Dollars in thousands)	2015	2014	2013
Total Non-Interest Income (GAAP)	$73,626	$80,962	$66,506
Less: Net gain on the sale of bank premises (GAAP)	0	8,976	0
Less: Net other-than-temporary impairment losses (GAAP)	(47)	(6,478)	(7,332)
Less: Net gains on sales/calls of investment securities (GAAP)	202	3,366	1,523

Non-Interest Income excluding the results of noncash, other than-temporary impairment charges and net gains and losses from sales and calls of investment securities (non-GAAP)	$73,471	$75,098	$72,315

Revenue from trust income and brokerage commissions increased $944 thousand or 5.20% due mainly to increased brokerage volume and the value of assets under management. United continues its efforts to broaden the scope and activity of its trust and brokerage service areas, especially in the northern Virginia market, to provide additional sources of fee income that complement United’s traditional banking products and services. The northern Virginia market provides a relatively large number of potential customers with high per capita incomes.

Fees from deposit services were $37.96 million for the year of 2015, a decrease of $4.41 million or 10.41% from the year of 2014. These decreases were due to the impact of the Durbin Amendment which was effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. Specifically, fees from debit card transactions declined $2.48 million for the year of 2015 as compared to the same time period last year. In addition, income from overdraft fees declined $1.51 million for the year of 2015.

Income from bank owned life insurance policies increased $257 thousand or 4.85% in 2015 as compared to 2014 due to proceeds received from a death benefit in the fourth quarter of 2015.

Mortgage banking income for the year of 2015 increased $631 thousand or 33.64% due to increased production and sales of mortgage loans in the secondary market. Mortgage loan sales were $143.84 million in the year of 2015 as compared to $91.99 million in the year of 2014.

Fees from bankcard transactions increased $579 thousand or 13.76% as compared to the year of 2014 due to a higher volume of transactions.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2015 was $231.69 million, a decrease of $8.16 million or 3.40% from the year of 2014. This decrease is primarily due to the previously mentioned merger related expenses and charges of $5.29 million and prepayment penalty of $1.97 million on a FHLB advance in the year of 2014.

Employee compensation for the year of 2015 decreased $2.70 million or 2.97% from the year of 2014. Included in employee compensation for the year of 2014 were merger severance charges of $3.64 million. In addition, expense for employee incentives declined $3.35 million.

Employee benefits expense increased $6.63 million or 32.40% due mainly an increase of $5.66 million in pension expense due to a change in the discount rate used in the valuation process. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $832 thousand and decrease by approximately $757 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.32 million and increase by approximately $2.78 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.24 million and increase by approximately $1.24 million, respectively.

Other real estate owned (OREO) expense decreased $4.13 million or 53.32% for the year of 2015 as compared to the year of 2014 due to fewer reductions to fair value on properties.

Net occupancy expense decreased $1.50 million or 5.80% for the year of 2015 as compared to the year of 2014. The decline was due mainly to less real property taxes and maintenance expense due to fewer offices.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the year of 2015 increased $802 thousand or 10.60% due to a higher assessment base as a result of the Virginia Commerce acquisition.

Equipment expense decreased $531 thousand or 5.55% due to declines in depreciation and maintenance expense.

Other expenses decreased $5.29 million or 8.81% for the year of 2015 as compared to the year of 2014 due to a decline in several general operating expenses such as advertising, loan collections, business & franchise taxes, core deposit amortization and consulting and legal. Partially offsetting this decline was a charge of $1.26 million related to historical tax credits included in noninterest expense for the year of 2015. Also included in noninterest expense for the year of 2014 was a donation of $800 thousand to an educational institution.

Income Taxes

For the year ended December 31, 2015, income taxes were $65.53 million, compared to $65.00 million for 2014. United’s effective tax rate was approximately 32.2% and 33.4% for years ended December 31, 2015 and 2014, respectively, as compared to 31.5% for 2013. The lower effective tax rate in 2015 was due to the release of the income tax reserves in the third quarter due to the expiration of the statute of limitations for examinations of certain years and historical tax credits recognized in the first quarter. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2015 was $34.63 million or $0.50 per diluted share compared to $30.12 million or $0.48 per share for the first three months of 2014. Tax-equivalent net interest income for the first quarter of 2015 increased $9.41 million or 10.82% from the first quarter of 2014 primarily attributable to an increase in average earning assets from the Virginia Commerce acquisition. The provision for loan losses was $5.35 million for the first three months of 2015 as compared to $4.68 million for the first three months of 2014. Noninterest income was $18.19 million for the first three months of 2015, down $8.20 million or 31.06% when compared to the first three months of 2014. As previously mentioned, during the first quarter of 2014 United sold a former branch building which resulted in a before-tax gain of $8.98 million. The results for the first quarter of 2015 included noncash, before-tax, other-than-temporary impairment charges of $34 thousand on certain investment securities and a net gain on sales and calls of investment securities of $46 thousand. The results for the first quarter of 2014 also included noncash, before-tax, other-than-temporary impairment charges of $639 thousand on certain investment securities and a net gain on sales and calls of investment securities of $824 thousand. Noninterest expense decreased $3.37 million or 5.52% for the first three months of 2015 compared to the first quarter of 2014 due mainly to a decline in merger-related expenses. Income taxes decreased $556 thousand for the first three months of 2015 as compared to the first three months of 2014. The decrease were primarily due to historical tax credits recognized in the first quarter of 2015.

Net income for the second quarter of 2015 was $34.81 million or $0.50 per diluted share, as compared to $33.25 million or $0.48 per diluted share for the second quarter of 2014. Tax-equivalent net interest income for the second quarter of 2015 was $97.50 million, an increase of $1.96 million or 2.05% from the second quarter of 2014 due mainly to an increase in average earning assets. The provision for credit losses was $5.72 million for the second quarter of 2015 as compared to $6.20 million for the second quarter of 2014. For the second quarter of 2015, noninterest income was $19.50 million, which was an increase of $504 thousand or 2.65% from the second quarter of 2014. The results for the second quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $421 thousand on certain investment securities. No noncash, before-tax, other-than-temporary impairment charges were recognized during the second quarter of 2015. For the second quarter of 2015, noninterest expense increased $627 thousand or 1.10% from the second quarter of 2014.

Net income for the third quarter of 2015 was $35.05 million or $0.50 per diluted share, as compared to $33.26 million or $0.48 per diluted share for the third quarter of 2014. Tax-equivalent net interest income for the third quarter of 2015 was relatively flat from the third quarter of 2014. The provision for loan losses was $5.18 million for the third quarter of 2015 as compared to $4.75 million for the third quarter of 2014, respectively. Noninterest income for the third quarter of 2015 increased $1.65 million or 10.18% from the third quarter of 2014. No noncash, before-tax, other-than-temporary impairment charges were recognized during the third quarter of 2015. Included in noninterest income for the third quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $4.71 million on certain investment securities. For the third quarter of 2015, noninterest expense was flat from the third quarter of 2014.

Fourth quarter of 2015 net income was $33.48 million or $0.48 per diluted share as compared to net income of $33.26 million or $0.48 per diluted share in the fourth quarter of 2014. Minimal noncash, before-tax, other-than-temporary impairment charges of $13 thousand were recognized during the fourth quarter of 2015. In comparison, the results for the fourth quarter of 2014 included noncash, before-tax, other-than-temporary impairment charges of $704 thousand on certain investment securities. Also included in the results for the fourth quarter of 2014 was a penalty of $1.97 million to prepay a FHLB advance with a high interest rate.

Tax-equivalent net interest income of $98.83 million for the fourth quarter of 2015 decreased $3.25 million or 3.19% from the fourth quarter of 2014. The fourth quarter of 2014 included interest income of $3.2 million on the repayment of a large acquired loan. Due in large part to this repayment coupled with payoffs of higher yielding loans with the re-investment of this cash inflow into new loans at lower interest rates, the average yield on earning assets for the fourth quarter of 2015 decreased 27 basis points from the fourth quarter of 2014. Partially offsetting the decreases to tax-equivalent net interest income for the fourth quarter of 2015 was an increase in average earning assets. Average earning assets for the fourth quarter of 2015 increased $281.60 million or 2.62% from the fourth quarter of 2014. In addition, the average cost of funds decreased 5 basis points as compared to the fourth quarter of 2014 due to the repayment of higher costing long-term Federal Home Loan Bank advances. The net interest margin of 3.56% for the fourth quarter of 2015 was a decrease of 21 basis points from the net interest margin of 3.77% for the fourth quarter of 2014.

For the fourth quarter of 2015, the provision for loan losses was $6.32 million while net charge-offs were $6.08 million. For the fourth quarter of 2014, the provision for loan losses was $6.31 million while net charge-offs were $6.50 million.

Noninterest income for the fourth quarter of 2015 was $18.13 million, a decrease of $1.29 million from the fourth quarter of 2014. A noncash, before-tax, other-than-temporary impairment charge of $13 thousand was recognized during the fourth quarter of 2015. Included in noninterest income for the fourth quarter of 2014 were noncash, before-tax, other-than-temporary impairment charges of $704 thousand on certain investment securities. In addition, net gains on sales and calls of investment securities were $42 thousand fourth quarter of 2015 as compared to $1.23 million for the fourth quarter of 2014. Excluding the noncash, other-than-temporary impairment charges as well as the net gains from sales and calls of investment securities, noninterest income for the fourth quarter of 2015 decreased $791 thousand or 4.19% from the fourth quarter of 2014. The decrease was due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. Fees from deposit services for the fourth quarter of 2015 declined $2.08 million from the fourth quarter of 2014 due mainly to lower income on debit card transactions. Partially offsetting this decline were increases of $513 thousand in income from bank-owned life insurance policies due to a death benefit, $265 thousand in fees from bankcard services due to an increase in seasonal volume and $229 thousand in mortgage banking income due to increased loan sales in the secondary market.

Noninterest expense for the fourth quarter of 2015 was $58.62 million, a decrease of $5.41 million or 8.44% from the fourth quarter of 2014 due partially to the previously mentioned prepayment penalty of $1.97 million on an FHLB advance in the fourth quarter last year and a donation of $800 thousand to an educational institution. Otherwise, other real estate owned (OREO) expenses decreased $2.16 million due to fewer declines in the fair value of OREO properties, net occupancy expense decreased $871 thousand due to a decline in real property taxes as well as several decreases in other general operating expenses. None of these decreases in other general operating expenses was individually significant.

Additional quarterly financial data for 2015 and 2014 may be found in Note W, Notes to Consolidated Financial Statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2015:

		Total Payments Due by Period
(In thousands)		One Year	One to	Three to Five	Over Five
	Total	or Less	Three Years	Years	Years
Deposits without a stated maturity (1)	$7,443,417	$7,443,417	$0	$0	$0
Time deposits (2) (3)	1,917,947	1,242,135	509,964	165,607	241
Short-term borrowings (2)	423,030	423,030	0	0	0
Long-term borrowings (2) (3)	1,143,875	715,273	68,781	47,693	312,129
Operating leases	52,600	10,549	18,312	11,364	12,376

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2015. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2015, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.10 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2015 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2015:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$454,123

Credit card and personal revolving lines	155,455

Commercial	1,978,379

Total unused commitments	$2,587,957

Financial standby letters of credit	$67,247

Performance standby letters of credit	67,899

Commercial letters of credit	226

Total letters of credit	$135,372

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

Cash flows provided by operations in 2015 were $178.29 million due mainly to net income of $137.96 million for the year of 2015. In 2014, cash flows of $144.79 million were provided by operations due mainly to net income of $129.89 million. In 2015, net cash of $189.71 million was used in investing activities which was primarily due to loan growth of $291.03 million partially offset by net proceeds of $106.07 million from sales over purchases of investment securities. In 2014, net cash of $204.80 million was used in investing activities which was primarily due to loan growth of $395.64 million. Partially offsetting this use of cash in 2014 was net cash of $97.30 million received in the Virginia Commerce acquisition and net proceeds of $90.53 million from the sales, calls, redemptions and maturities of investment securities over purchases. During the year of 2015, net cash of $115.69 million was provided by financing activities due primarily to growth in deposits of $297.74 million. Partially offsetting this increase were net repayments of $89.46 million for long-term FHLB and the payment of cash dividends in the amount of $88.86 million for the year of 2015. During the year of 2014, net cash of $396.46 million was provided by financing activities due primarily to proceeds of $790.00 million from FHLB long-term borrowings and growth in deposits of $403.26 million. Partially offsetting these sources of cash in financing activities was cash used to repay $215.00 million and $436.73 million of short term and long-term FHLB borrowings, respectively, the payment of $82.50 million for cash dividends and $28.68 million to redeem trust preferred securities. The net effect of the cash flow activities was an increase in cash and cash equivalents of $104.27 million for the year of 2015 as compared to an increase in cash and cash equivalents of $336.45 million for the year of 2014. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. On January 1, 2015, the new Basel III Capital Rules became effective for United and its banking subsidiaries. United continues to be well-capitalized based upon these new regulatory guidelines. United’s risk-based capital ratio is 12.59% at December 31, 2015 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 9.67%, 11.87% and 10.70%, respectively. The new regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%. See Note T, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $1.71 billion at December 31, 2015, increasing $56.48 million or 3.41% from December 31, 2014 primarily due to the retention of earnings. United’s equity to assets ratio was 13.62% at December 31, 2015 as compared to 13.43% at December 31, 2014. The primary capital ratio, capital and reserves to total assets and reserves, was 14.14% at December 31, 2015 as compared to 13.97% at December 31, 2014. United’s average equity to average asset ratio was 13.88% and 13.71% for the years ended December 31, 2015 and 2014, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2015, United’s Board of Directors declared a cash dividend of $0.33 per share. Dividends per share of $1.29 for the year of 2015 represented an increase over the $1.28 per share paid for 2014. Total cash dividends declared to common shareholders were approximately $89.68 million for the year of 2015 as compared to $88.52 million for the year of 2014. The year 2015 was the forty-second consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2015	2014	2013
Return on average assets	1.12%	1.11%	1.02%
Return on average equity	8.10%	8.13%	8.43%
Dividend payout ratio	65.00%	68.15%	73.55%
Average equity to average assets ratio	13.88%	13.71%	12.07%

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

Portfolio loans, net of unearned income, increased $2.40 billion or 35.80% from year-end 2013 mainly as a result of the Virginia Commerce acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2013, commercial, financial and agricultural loans increased $1.44 billion or 36.89% as commercial real estate loans increased $1.20 billion and commercial loans (not secured by real estate) increased $239.08 million. In addition, residential real estate loans and construction and land development loans increased $441.98 million or 24.27% and $462.89 million or 69.05%, respectively, while other consumer loans increased $58.14 million or 18.71%. The increases were due primarily to the Virginia Commerce acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $395.64 million from year-end 2013. Cash and cash equivalents increased $336.45 million or 80.76% from year-end 2013. Of this total increase, interest-bearing deposits with other banks increased $295.54 million or 105.14% as United placed excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $40.91 million or 30.34% and federal funds sold were flat.

Investment securities increased $426.70 million or 47.98% as Virginia Commerce added $476.54 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $405.10 million or 52.25%. This change in securities available for sale reflects $461.76 million acquired from Virginia Commerce, $531.13 million in sales, maturities and calls of securities, $445.48 million in purchases, and an increase of $29.72 million in market value. Securities held to maturity declined $1.66 million or 4.04% from year-end 2013 due to calls and maturities of securities. Other investment securities increased $23.25 million or 31.81% from year-end 2013. Virginia Commerce added $14.78 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $13.05 million and FHLB stock decreased $4.76 million.

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

Total liabilities increased $2.98 billion or 38.72% from year-end 2013. This increase in total liabilities was due mainly to an increase of $2.42 billion or 36.61% and $534.52 million or 53.11% in deposits and borrowings, respectively, mainly due to the Virginia Commerce acquisition. Virginia Commerce added $2.02 billion in deposits, including purchase accounting amounts, and $468.15 million in borrowings, including purchase accounting amounts, upon consummation of the acquisition. In terms of composition, noninterest-bearing deposits increased $717.10 million or 38.26% while interest-bearing deposits increased $1.71 billion or 35.96% from December 31, 2013. Organically, deposits increased $403.26 million from year-end 2013. Since year-end 2013, short-term borrowings increased $4.90 million or 1.14% due to a $193.74 million increase in short-term securities sold under agreements to repurchase and a $26.16 million increase in federal funds purchased, which were partially offset by a $215.00 million decrease in short term FHLB advances. Long-term borrowings increased $529.62 million or 92.00% since year-end 2013 as long-term FHLB advances increased $453.27 million. In addition, United assumed $53.70 million in long-term securities sold under agreements to repurchase and $50.64 million of junior subordinated debt securities, respectively, including purchase accounting amounts, in the Virginia Commerce acquisition.

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

Net interest income for the year of 2014 was $375.71 million, an increase of $105.87 million or 39.23% from the year of 2013. The provision for credit losses was $21.94 million for the year 2014 as compared to $19.27 million for the year of 2013.

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

Generally, interest income for year of 2014 increased from the year of 2013 because of the earning assets added from the Virginia Commerce acquisition. Likewise, interest expense for the year of 2014 increased from the year of 2013 because of the interest-bearing liabilities added from Virginia Commerce. However, the increase in interest expense was partially mitigated by the accretion of fair value premiums recorded on the interest-bearing deposits and long-term securities sold under agreements to repurchase acquired from Virginia Commerce. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

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

Provision for Loan Losses

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

Other Income

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2015 and 2014:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2015	December 31, 2014
+200	(1.18%)	(1.55%)
+100	(0.85%)	(1.31%)
-100	2.62%	2.90%
-200	—-	—-

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 0.85% over one year as of December 31, 2015, as compared to a decrease of 1.31% as of December 31, 2014. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.18% over one year as of December 31, 2015, as compared to a decrease of 1.55% as of December 31, 2014. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.62% over one year as of December 31, 2015 as compared to an increase of 2.90% over one year as of December 31, 2014. With the federal funds rate at 0.50% at December 31, 2015 and 0.25% at December 31, 2014, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At December 31, 2015, United’s mortgage related securities portfolio had an amortized cost of $788 million, of which approximately $433 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.5 years and a weighted average yield of 2.78%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13%, or less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 17.4%.

United had approximately $258 million in balloon and other securities with a projected yield of 1.99% and a projected average life of 4.4 years on December 31, 2015. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 2.7 years and a weighted average maturity (WAM) of 4.7 years.

United had approximately $21 million in 15-year mortgage backed securities with a projected yield of 3.32% and a projected average life of 2.9 years as of December 31, 2015. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7 years and a weighted average maturity (WAM) of 7.6 years.

United had approximately $38 million in 20-year mortgage backed securities with a projected yield of 3.00% and a projected average life of 5.7 years on December 31, 2015. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 3.7 years and a weighted average maturity (WAM) of 15.9 years.

United had approximately $20 million in 30-year mortgage backed securities with a projected yield of 4.05% and a projected average life of 8.2 years on December 31, 2015. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 5.3 years and a weighted average maturity (WAM) of 29.3 years.

The remaining 2% of the mortgage related securities portfolio at December 31, 2015, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). United Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 29, 2016

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc.

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
February 29, 2016

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2015	December 31 2014
Assets
Cash and due from banks	$136,690	$175,713
Interest-bearing deposits with other banks	719,923	576,630
Federal funds sold	722	721

Total cash and cash equivalents	857,335	753,064
Securities available for sale at estimated fair value (amortized cost-$1,072,340 at December 31, 2015 and $1,180,016 at December 31, 2014)	1,066,334	1,180,386
Securities held to maturity (estimated fair value-$36,319 at December 31, 2015 and $36,784 at December 31, 2014)	39,099	39,310
Other investment securities	98,749	96,344
Loans held for sale	10,681	8,680
Loans	9,398,952	9,119,492
Less: Unearned income	(14,872)	(14,840)

Loans net of unearned income	9,384,080	9,104,652
Less: Allowance for loan losses	(75,726)	(75,529)

Net loans	9,308,354	9,029,123
Bank premises and equipment	73,089	77,520
Goodwill	710,252	709,794
Accrued interest receivable	35,801	32,334
Other assets	378,250	402,256

TOTAL ASSETS	$12,577,944	$12,328,811

Liabilities
Deposits:
Noninterest-bearing	$2,699,958	$2,591,619
Interest-bearing	6,641,569	6,453,866

Total deposits	9,341,527	9,045,485
Borrowings:
Federal funds purchased	22,230	53,840
Securities sold under agreements to repurchase	341,661	434,155
Federal Home Loan Bank (FHLB) borrowings	850,880	830,335
Other long-term borrowings	223,506	222,636
Reserve for lending-related commitments	936	1,518
Accrued expenses and other liabilities	84,569	84,682

TOTAL LIABILITIES	10,865,309	10,672,651

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 69,626,932 and 69,314,407 at December 31, 2015 and 2014, respectively, including 23,835 and 18,548 shares in treasury at December 31, 2015 and 2014, respectively	174,067	173,286
Surplus	752,997	742,960
Retained earnings	824,603	776,311
Accumulated other comprehensive loss	(38,212)	(35,764)
Treasury stock, at cost	(820)	(633)

TOTAL SHAREHOLDERS’ EQUITY	1,712,635	1,656,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,577,944	$12,328,811

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2015	2014	2013
Interest income
Interest and fees on loans	$387,713	$383,662	$286,033
Interest on federal funds sold and other short-term investments	1,645	954	613
Interest and dividends on securities:
Taxable	30,744	30,426	16,646
Tax-exempt	3,528	3,500	2,862

Total interest income	423,630	418,542	306,154
Interest expense
Interest on deposits	28,023	27,461	26,531
Interest on short-term borrowings	834	1,134	895
Interest on long-term borrowings	10,649	14,239	8,887

Total interest expense	39,506	42,834	36,313

Net interest income	384,124	375,708	269,841
Provision for loan losses	22,574	21,937	19,267

Net interest income after provision for loan losses	361,550	353,771	250,574
Other income
Fees from trust and brokerage services	19,085	18,141	16,447
Fees from deposit services	37,962	42,372	40,245
Bankcard fees and merchant discounts	4,786	4,207	3,591
Other service charges, commissions, and fees	2,141	2,049	2,247
Income from bank-owned life insurance	5,557	5,300	5,788
Income from mortgage banking	2,507	1,876	2,571
Net gain on sale of bank premises	0	8,976	0
Other income	1,433	1,153	1,426

Total other-than-temporary impairment losses	(113)	1,935	(860)
Portion of loss recognized in other comprehensive income	66	(8,413)	(6,472)

Net other-than-temporary impairment losses	(47)	(6,478)	(7,332)
Net gains on sales/calls of investment securities	202	3,366	1,523

Net investment securities gains (losses)	155	(3,112)	(5,809)

Total other income	73,626	80,962	66,506
Other expense
Employee compensation	88,123	90,823	68,074
Employee benefits	27,086	20,457	22,970
Net occupancy expense	24,301	25,796	19,818
Other real estate owned (OREO) expense	3,613	7,740	6,441
Equipment expense	9,034	9,565	7,748
Data processing expense	14,867	14,455	11,394
Bankcard processing expense	1,505	1,391	1,332
FDIC insurance expense	8,367	7,565	6,188
Prepayment penalty on FHLB advance	0	1,971	0
Other expense	54,791	60,084	48,071

Total other expense	231,687	239,847	192,036

Income before income taxes	203,489	194,886	125,044
Income taxes	65,530	64,998	39,416

Net income	$137,959	$129,888	$85,628

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2015	2014	2013
Earnings per common share:
Basic	$1.99	$1.93	$1.70

Diluted	$1.98	$1.92	$1.70

Dividends per common share	$1.29	$1.28	$1.25

Average outstanding shares:
Basic	69,334,849	67,404,254	50,353,452
Diluted	69,625,531	67,648,673	50,426,078

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2015	2014	2013
Net income	$137,959	$129,888	$85,628

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	(4,068)	24,788	6,452
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	5	5	5
Change in defined benefit pension plan, net of tax	1,615	(17,510)	16,244

Comprehensive income, net of tax	$135,511	$137,171	$108,329

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2013	50,867,630	$127,169	$238,739	$712,299	$(65,748)	$(20,208)	$992,251
Net income	0	0	0	85,628	0	0	85,628
Other comprehensive income, net of tax	0	0	0	0	22,701	0	22,701

Total comprehensive income, net of tax							108,329
Stock based compensation expense	0	0	1,786	0	0	0	1,786
Purchase of treasury stock (1,596 shares)	0	0	0	0	0	(93)	(93)
Distribution of treasury stock for deferred compensation plan (3,827 shares)	0	0	0	0	0	77	77
Cash dividends ($1.25 per share)	0	0	0	(62,982)	0	0	(62,982)
Grant of restricted stock (52,825 shares)	0	0	(1,819)	0	0	1,819	0
Forfeiture of restricted stock (1,664 shares)	0	0	57	0	0	(57)	0
Common stock options exercised (100,302 shares)	0	0	(1,089)	0	0	3,453	2,364

Balance at December 31, 2013	50,867,630	127,169	237,674	734,945	(43,047)	(15,009)	1,041,732
Net income	0	0	0	129,888	0	0	129,888
Other comprehensive income, net of tax	0	0	0	0	7,283	0	7,283

Total comprehensive income, net of tax							137,171
Stock based compensation expense	0	0	2,195	0	0	0	2,195
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Purchase of treasury stock (749 shares)	0	0	0	0	0	(25)	(25)
Distribution of treasury stock for deferred compensation plan (3,640 shares)	0	0	0	0	0	81	81
Cash dividends ($1.28 per share)	0	0	0	(88,522)	0	0	(88,522)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (3,528 shares)	0	0	122	0	0	(122)	0
Common stock options exercised (468,933 shares)	116,430	291	(1,162)	0	0	12,137	11,266

Balance at December 31, 2014	69,314,407	173,286	742,960	776,311	(35,764)	(633)	1,656,160
Net income	0	0	0	137,959	0	0	137,959
Other comprehensive income, net of tax	0	0	0	0	(2,448)	0	(2,448)

Total comprehensive income, net of tax							135,511
Stock based compensation expense	0	0	2,484	0	0	0	2,484
Purchase of treasury stock (17 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (24 shares)	0	0	0	0	0	1	1
Cash dividends ($1.29 per share)	0	0	0	(89,667)	0	0	(89,667)
Grant of restricted stock (53,071 shares)	53,071	132	(132)	0	0	0	0
Forfeiture of restricted stock (5,294 shares)	0	0	187	0	0	(187)	0
Common stock options exercised (259,454 shares)	259,454	649	7,498	0	0	0	8,147

Balance at December 31, 2015	69,626,932	$174,067	$752,997	$824,603	$(38,212)	$(820)	$1,712,635

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS UNITED BANKSHARES, INC. AND SUBSIDIARIES
(In thousands)	Year Ended December 31
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$137,959	$129,888	$85,628
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,574	21,937	19,267
Depreciation, amortization and accretion	746	1,574	11,679
Loss (gain) on sales of bank premises, OREO and equipment	181	(8,523)	592
(Gain) loss on securities	(155)	3,112	5,809
Loans originated for sale	(145,836)	(96,437)	(135,260)
Proceeds from sales of loans	146,342	93,869	151,357
Gain on sales of loans	(2,507)	(1,876)	(2,571)
Stock-based compensation	2,484	2,195	1,786
Deferred income tax expense	1,729	10,097	2,990
Increase in cash surrender value of bank-owned life insurance policies	(5,557)	(3,375)	(6,043)
Amortization of net periodic pension costs	4,380	432	4,094
Changes in:
Interest receivable	(3,467)	1,708	(364)
Other assets	21,663	(5,356)	9,721
Accrued expenses and other liabilities	(2,245)	(4,460)	(6,486)

NET CASH PROVIDED BY OPERATING ACTIVITIES	178,291	144,785	142,199

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	1,056	1,518	2,479
Purchases of held to maturity securities	(1,000)	0	0
Proceeds from sales of securities available for sale	7,316	94,249	14,352
Proceeds from maturities and calls of securities available for sale	183,950	440,240	683,913
Purchases of securities available for sale	(85,249)	(445,477)	(845,908)
Redemption of bank-owned life insurance policies	1,974	8,930	2,573
Purchases of bank premises and equipment	(5,263)	(8,876)	(5,995)
Proceeds from sales of bank premises and equipment	866	11,430	203
Acquisition of Virginia Commerce Bancorp, Inc., net of cash paid	0	97,296	0
Proceeds from sales and redemptions of other investment securities	19,845	52,804	27,648
Purchases of other investment securities	(22,181)	(61,275)	(40,237)
Net change in loans	(291,025)	(395,638)	(212,137)

NET CASH USED IN INVESTING ACTIVITIES	(189,711)	(204,799)	(373,109)

FINANCING ACTIVITIES
Cash dividends paid	(88,864)	(82,496)	(62,434)
Excess tax benefits from stock-based compensation arrangements	1,023	73	331
Acquisition of treasury stock	(1)	(2)	(93)
Proceeds from exercise of stock options	7,871	9,878	2,364
Distribution of treasury stock for deferred compensation plan	1	81	77
Repayment of long-term Federal Home Loan Bank borrowings	(794,455)	(436,734)	(54,342)
Proceeds of long-term Federal Home Loan Bank borrowings	705,000	790,000	345,000
Redemption of issued trust preferred securities	0	(28,676)	0
Changes in:
Time deposits	(135,674)	262,989	(220,640)
Other deposits	433,414	140,266	89,395
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(12,624)	(258,918)	115,792

NET CASH PROVIDED BY FINANCING ACTIVITIES	115,691	396,461	215,450

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,271	336,447	(15,460)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	753,064	416,617	432,077

CASH AND CASH EQUIVALENTS AT END OF YEAR	$857,335	$753,064	$416,617

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2015

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

The Company has evaluated events and transactions subsequent to December 31, 2015 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $15,798,000, $16,697,000 and $7,427,000 for the years of 2015, 2014 and 2013, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

A loan is categorized as restructured if a concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. A loan classified as restructured will generally retain such classification until the loan is paid in full. However, a restructured one-to-four-family residential mortgage loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the restructured classification. Interest income on restructured loans is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. The portfolio of restructured loans is monitored monthly.

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

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current environmental conditions and risk factors and the estimate period it takes for losses to result in a charge-off. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current environmental conditions and risk factors to loan pools grouped by similar risk characteristics. The environmental factors considered for each of the loan portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Management believes that the allowance for credit losses is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

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

Other Real Estate Owned: At December 31, 2015 and 2014, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $32,228,000 and $38,778,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2015 and 2014, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $234,000 and $311,000, respectively.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,111,000, $4,759,000 and $3,777,000 for the years of 2015, 2014, and 2013, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $3,420,000, $4,021,000 and $1,969,000 in 2015, 2014, and 2013, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2015 and 2014, total goodwill approximated $710,252,000 and $709,794,000, respectively.

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

Stock-based compensation expense was $2,484,000 in 2015, $2,195,000 in 2014 and $1,786,000 in 2013.

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

Earnings Per Common Share: Basic earnings per common share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period. For diluted earnings per common share, the weighted-average number of shares of common stock outstanding, excluding participating securities, for the respective period is increased by the number of shares of common stock that would be issued assuming the exercise of common stock options which have an exercise price below market price. The dilutive effect of stock options approximated 290,682 shares in 2015, 244,419 shares in 2014 and 72,626 shares in 2013. There are no other common stock equivalents.

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. In the first quarter of 2015 and 2014, United granted 53,071 and 66,949 restricted shares, respectively, to participants with a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2015	2014	2013
Distributed earnings allocated to common stock	$89,497	$88,353	$62,982
Undistributed earnings allocated to common stock	48,218	41,305	22,512

Net earnings allocated to common shareholders	$137,715	$129,658	$85,494

Average common shares outstanding	69,334,849	67,404,254	50,353,452
Equivalents from stock options	290,682	244,419	72,626

Average diluted shares outstanding	69,625,531	67,648,673	50,426,078

Earnings per basic common share	$1.99	$1.93	$1.70
Earnings per diluted common share	$1.98	$1.92	$1.70

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

Recent Accounting Pronouncements: In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” associated with a business combination, as part of its simplification initiative. ASU 2015-16 requires an acquirer to “recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.” In addition, the acquirer must record, in the financial statements for the same period, “the effect on earnings of changes in depreciation, amortization, or other income effect, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.” Entities must also “present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date.” ASU 2015-16 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), a consensus of the FASB Emerging Issues Task Force.” ASU 2015-07 modifies certain provisions of FASB Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820). ASU 2015-07 eliminates the requirement to categorize investments in the fair value hierarchy if an investment’s fair value is measured based on net asset value (NAV) per share (or its equivalent) using the practical expedient. The reporting entities will no longer be required to provide the related fair value disclosures for these securities but instead, will be required to disclose information to help users understand the nature of the investments as well as risks, including whether it is probable that the amount realized on the sale of the investments would differ from net asset value. ASU 2015-07 is effective for United on January 1, 2016 and is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

NOTE B—MERGERS AND ACQUISITIONS

Bank of Georgetown

On November 9, 2015, United announced the signing of a definite merger agreement with Bank of Georgetown, a privately held community bank headquartered in Washington, D.C. Bank of Georgetown had $1.2 billion in assets as of December 31, 2015. With this transaction, United continues to strengthen its franchise and enhance its existing footprint in the D.C. Metro Region. United will acquire 100% of the outstanding shares of Bank of Georgetown in exchange for common shares of United. The exchange ratio will be fixed at 0.9313 of United’s shares for each share of Bank of Georgetown which equates to $37.00 per share, based on the 15-day average price of $39.73 for United’s stock prior to the announcement. The transaction is expected to close in mid-2016, pending regulatory approvals and approval of Bank of Georgetown’s shareholders.

Virginia Commerce Bancorp, Inc.

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

The aggregate purchase price was $585,533,000, including common stock issued valued at $547,894,000, stock options exchanged valued at $4,368,000, $33,263,000 paid in cash to redeem the warrant held by the U.S. Department of the Treasury (the Treasury) issued by Virginia Commerce in connection with the TARP Capital Purchase Program and $8,000 paid in cash to holders of Virginia Commerce common stock and restricted stock in lieu of fractional shares of United common stock. The cash portion of the purchase price was funded by cash on hand. The purchase price of the warrant was based on its fair market as agreed upon by United and the Treasury. As a result of the purchase by United, the warrant has been canceled. The number of shares issued in the transaction was 18,330,347, which were valued based on the closing market price of $29.89 for United’s common shares on January 31, 2014. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of $335,644,000 and $17,143,000, respectively. The core deposit intangibles are being amortized over ten years. Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Virginia Commerce acquisition is deductible for tax purposes. As a result of the merger, United recorded a downward fair value adjustment of $88,129,000 on the loans acquired from Virginia Commerce, a downward fair value adjustment of $1,708,000 on certain other real estate owned properties, a premium on interest-bearing deposits of $6,007,000, a premium on term securities sold under agreements to repurchase of $3,700,000 and a discount of $16,384,000 on junior subordinated debt securities. The discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2015, the securities sold under agreements to repurchase has an estimated remaining life of 0.58 years while the discount on the junior subordinated debt securities has an estimated remaining life of 18.58 years. The premium on interest-bearing deposits has been fully accreted. United assumed $109,000 of liabilities to provide severance benefits to terminated employees of Virginia Commerce which has no remaining balance as of December 31, 2015.

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

(Dollars in thousands)
Purchase price:
Value of common shares issued (18,330,347 shares)	$547,894
Fair value of stock options assumed	4,368
Cash to redeem the Treasury warrant	33,263
Cash for fractional shares	8

Total purchase price	585,533

Identifiable assets:
Cash and cash equivalents	130,569
Investment securities	476,541
Loans	2,014,776
Premises and equipment	10,786
Core deposit intangibles	17,143
Other assets	104,131

Total identifiable assets	$2,753,946
Identifiable liabilities:
Deposits	$2,024,969
Short-term borrowings	263,816
Long-term borrowings	204,335
Other liabilities	11,395

Total identifiable liabilities	2,504,515

Net assets acquired including identifiable intangible assets	249,431

Resulting goodwill	$336,102

The following table provides a reconciliation of goodwill:

(In thousands)
Goodwill at December 31, 2014	$709,794
Addition to goodwill from Virginia Commerce acquisition	458

Goodwill at December 31, 2015	$710,252

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,993	$1,793	$0	$73,786	$0
State and political subdivisions	130,685	3,144	51	133,778	0
Residential mortgage-backed securities
Agency	473,109	5,580	707	477,982	0
Non-agency	9,119	457	5	9,571	458
Commercial mortgage-backed securities
Agency	305,990	1,843	1,898	305,935	0
Asset-backed securities	3,404	0	5	3,399	0
Trust preferred collateralized debt obligations	49,386	635	15,335	34,686	25,952
Single issue trust preferred securities	13,811	249	2,367	11,693	0
Other corporate securities	9,999	50	0	10,049	0
Marketable equity securities	4,844	637	26	5,455	0

Total	$1,072,340	$14,388	$20,394	$1,066,334	$26,410

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$88,559	$1,425	$3	$89,981	$0
State and political subdivisions	133,730	3,165	32	136,863	0
Residential mortgage-backed securities
Agency	547,825	8,407	547	555,685	0
Non-agency	11,474	544	0	12,018	458
Commercial mortgage-backed securities
Agency	316,707	2,393	2,001	317,099	0
Asset-backed securities	8,004	23	0	8,027	0
Trust preferred collateralized debt obligations	51,328	922	12,692	39,558	25,886
Single issue trust preferred securities	13,760	173	2,189	11,744	0
Other corporate securities	4,998	137	0	5,135	0
Marketable equity securities	3,631	648	3	4,276	0

Total	$1,180,016	$17,837	$17,467	$1,180,386	$26,344

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2015 and 2014.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	15,550	51	0	0
Residential mortgage-backed securities
Agency	90,004	707	0	0
Non-agency	348	5	0	0
Commercial mortgage-backed securities
Agency	170,340	1,650	9,255	248
Asset-backed securities	3,399	5	0	0
Trust preferred collateralized debt obligations	3,304	135	28,633	15,200
Single issue trust preferred securities	4,225	404	3,720	1,963
Marketable equity securities	986	26	0	0

Total	$288,156	$2,983	$41,608	$17,411

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$7,142	$3	$0	$0
State and political subdivisions	11,637	32	0	0
Residential mortgage-backed securities
Agency	96,550	547	0	0
Commercial mortgage-backed securities
Agency	21,674	56	146,897	1,945
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	32,241	12,692
Single issue trust preferred securities	0	0	8,080	2,189
Marketable equity securities	23	3	0	0

Total	$137,026	$641	$187,218	$16,826

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

	Year Ended
(In thousands)	2015	2014	2013
Proceeds from maturities, sales and calls	$191,266	$534,489	$698,264
Gross realized gains	143	3,592	1,259
Gross realized losses	10	235	43

At December 31, 2015, gross unrealized losses on available for sale securities were $20,394,000 on 87 securities of a total portfolio of 444 available for sale securities. Securities in an unrealized loss position at December 31, 2015 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities and agency commercial mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial mortgage-backed securities relate to income-producing multifamily properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $779,099,000 at December 31, 2015. Of the $779,099,000, $305,990,000 was related to agency commercial mortgage securities and $473,109,000 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2015.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage securities was $9,119,000 at December 31, 2015. Of the $9,119,000, $1,913,000 was rated above investment grade and $7,206,000 was rated below investment grade. Approximately 29% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 71% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at December 31, 2015.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2015, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of B+ to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2015 consisted of $2,999,000 in investment grade bonds, $5,129,000 in split-rated bonds and $5,683,000 in below investment grade bonds. All of the below investment grade bonds were in an unrealized loss position for twelve months or longer as of December 31, 2015.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2015, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the fourth quarter of 2015, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2015 related to these securities. The total credit-related other-than-temporary impairment recognized in earnings during 2015 related to these securities was $34,000, compared to $6,478,000 in 2014. At December 31, 2015, the balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952,000 as compared to $25,886,000 at December 31, 2014.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of December 31, 2015 consisted of $4,573,000 in investment grade bonds and $42,700,000 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of December 31, 2015.

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$6,714	$5,850	$864	$4,573	$0	$2,141
Mezzanine —Bank (now in senior position)	11,388	8,564	2,824	0	0	11,388
Mezzanine – Bank	26,091	16,730	9,361	0	0	26,091
Mezzanine – Bank & Insurance (combination)	5,193	3,542	1,651	0	0	5,193

Totals	$49,386	$34,686	$14,700	$4,573	$0	$44,813

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

Overall, the Company believes the lack of new issuances, illiquid secondary market, limited pool of buyers, below investment grade ratings, and complex structures are the key drivers of the remaining unrealized losses in the Company’s Trup Cdos and the robust expected cash flow analysis substantiates the return of the remaining amortized cost under ASC 320.

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of BBB- to a high of Aaa. The below investment grade Trup Cdos range from a low of C to a high of Ba1.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 98.1% to a high of 305.5%, with a median of 155.0%, and a weighted average of 210.0%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2015 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The cost of United’s equity securities was $4,844,000 at December 31, 2015. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that one equity security was other-than-temporarily impaired at December 31, 2015. The credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2015 related to this security was $13,000. Except for the equity security that has already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2015 is other-than-temporarily impaired.

Other investment securities (cost method)

During the fourth quarter of 2015, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2015 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2015	2014	2013
Balance of cumulative credit losses at beginning of period	$23,739	$40,663	$39,012
Additions for credit losses recognized in earnings during the period:
Credit losses on securities for which OTTI was not previously recognized	0	0	0
Additional credit losses on securities for which OTTI was previously recognized	34	6,442	4,865
Reductions for securities sold or paid off during the period	0	(23,366)	(3,214)

Balance of cumulative credit losses at end of period	$23,773	$23,739	$40,663

The amortized cost and estimated fair value of securities available for sale at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $788,218,000 and an estimated fair value of $793,488,000 at December 31, 2015 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$10,448	$10,515
Due after one year through five years	273,469	274,158
Due after five years through ten years	213,274	216,636
Due after ten years	570,305	559,570
Marketable equity securities	4,844	5,455

Total	$1,072,340	$1,066,334

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,425	$860	$0	$11,285
State and political subdivisions	9,321	21	253	9,089
Residential mortgage-backed securities
Agency	35	6	0	41
Single issue trust preferred securities	19,298	0	3,414	15,884
Other corporate securities	20	0	0	20

Total	$39,099	$887	$3,667	$36,319

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,599	$1,329	$0	$11,928
State and political subdivisions	9,369	32	294	9,107
Residential mortgage-backed securities
Agency	41	7	0	48
Single issue trust preferred securities	19,281	0	3,600	15,681
Other corporate securities	20	0	0	20

Total	$39,310	$1,368	$3,894	$36,784

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2015, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,915,000) and SunTrust Bank ($7,409,000). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,409,000) and Royal Bank of Scotland ($974,000). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. Gains or losses on calls of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2015	2014	2013
Gross realized gains	$0	$9	$114
Gross realized losses	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $35,000 and an estimated fair value of $41,000 at December 31, 2015 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$5,029	$5,121
Due after one year through five years	9,672	10,458
Due after five years through ten years	4,045	3,794
Due after ten years	20,353	16,946

Total	$39,099	$36,319

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $986,982,000 and $1,081,299,000 at December 31, 2015 and 2014, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $5,276,000 at December 31, 2015 and a net unrealized gain of $8,803,000 at December 31, 2014 on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2015, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

(Dollars in thousands)	Within 1 Year		After 1 But Within 5 Years		After 5 But Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations
	$5,029	5.62%	$38,512	2.69%	$35,241	2.83%	$3,636	3.99%
States and political subdivisions (1)	5,449	3.63%	34,654	3.24%	35,510	4.38%	64,393	4.57%
Residential mortgage-backed securities
Agency	0	0.00%	5,219	4.17%	34,547	3.04%	433,378	2.55%
Non-agency	0	0.00%	2,383	5.01%	0	0.00%	6,736	5.83%
Commercial mortgage-backed
Agency	0	0.00%	198,970	1.73%	107,020	2.71%	0	0.00%
Asset-backed securities	0	0.00%	3,404	0.77%	0	0.00%	0	0.00%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	49,386	3.04%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	33,109	2.38%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	4,844	2.41%
Other Corporate securities	4,999	2.73%	0	0.00%	5,000	6.00%	20	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2015	2014
Commercial, financial, and agricultural
Owner-occupied	$927,746	$1,016,364
Nonowner-occupied	2,896,367	2,760,189
Other commercial	1,602,222	1,577,438

Total commercial, financial & agricultural	5,426,335	5,353,991
Residential real estate	2,268,685	2,263,354
Construction & land development	1,273,054	1,133,251
Consumer:
Bankcard	11,653	10,437
Other Consumer	419,225	358,459
Less: Unearned interest	(14,872)	(14,840)

Total Loans, net of unearned interest	$9,384,080	$9,104,652

The table above does not include loans held for sale of $10,681,000 and $8,680,000 at December 31, 2015 and December 31, 2014, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $148,197,000 or 1.58% of total gross loans at December 31, 2015 and $176,339,000, or 1.93% of total gross loans at December 31, 2014, respectively. The contractual principal in these acquired impaired loans was $208,765,000 and $252,759,000 at December 31, 2015 and 2014, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2015 follows.

(In thousands)

Accretable yield at the beginning of the period	$11,339
Accretion (including cash recoveries)	(11,317)
Net reclassifications to accretable from non-accretable	12,867
Disposals (including maturities, foreclosures, and charge-offs)	(733)

Accretable yield at the ending of the period	$12,156

At December 31, 2015 and 2014, loans-in-process of $66,501,000 and $40,279,000 and overdrafts from deposit accounts of $9,234,000 and $7,373,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $241,000,000 and $188,516,000 at December 31, 2015 and 2014, respectively. During 2015, $212,848,000 of new loans were made, repayments totaled $160,364,000.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2015, United had TDRs of $23,890,000 as compared to $22,234,000 as of December 31, 2014. Of the $23,890,000 aggregate balance of TDRs at December 31, 2015, $11,949,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $22,234,000 aggregate balance of TDRs at December 31, 2014, $4,194,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of December 31, 2015, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2015, United had restructured loans in the amount of $3,852,000 that were modified by a reduction in the interest rate, $7,898,000 that were modified by a combination of a reduction in the interest rate and the principal and $12,140,000 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2015 and 2014, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2015
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	1	669	647
Other commercial	3	2,942	2,918
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	4	$3,611	$3,565

Troubled Debt Restructurings For the Year Ended December 31, 2014
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	1	185	183
Other commercial	6	14,331	14,243
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	7	$14,516	$14,426

During 2015, restructured loans of $3,565,000 were modified by a change in terms. During 2014, restructured loans of $5,572,000 were modified by a combination of a reduction in the interest rate and a change in terms. The remaining $8,854,000 of loans restructured during 2014 was modified by a change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month period ended December 31, 2015 subsequently defaulted, resulting in a principal charge-off during the year ended December 31, 2015. The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2014. These loans were restructured during the twelve months ended December 31, 2014 and subsequently defaulted, resulting in a principal charge-off during the year of 2014. Loans modified in a troubled debt restructuring that defaulted with a recorded investment of zero were fully paid down through the sale of foreclosed real estate property prior to period end.

	Year Ended December 31, 2014
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:	0	$0
Owner-occupied	0	0
Nonowner-occupied	1	475
Other commercial	0	0
Residential real estate	0	0
Construction & land development	0	0
Consumer:	0	0
Bankcard	0	0
Other consumer	0	0

Total	1	$475

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2015
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,639	$9,831	$18,470	$909,276	$927,746	$400
Nonowner-occupied	24,209	26,126	50,335	2,846,032	2,896,367	552
Other commercial	14,888	33,297	48,185	1,554,037	1,602,222	3,643
Residential real estate	44,312	28,332	72,644	2,196,041	2,268,685	4,294
Construction & land development	2,412	15,416	17,828	1,255,226	1,273,054	1,347
Consumer:
Bankcard	223	168	391	11,262	11,653	168
Other consumer	9,082	1,596	10,678	408,547	419,225	1,224

Total	$103,765	$114,766	$218,531	$9,180,421	$9,398,952	$11,628

(1)	Other includes loans with a recorded investment of $148,197 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2014
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$4,158	$13,582	$17,740	$998,624	$1,016,364	$1,039
Nonowner-occupied	10,627	14,859	25,486	2,734,703	2,760,189	45
Other commercial	17,348	17,975	35,323	1,542,115	1,577,438	3,034
Residential real estate	40,793	25,544	66,337	2,197,017	2,263,354	5,417
Construction & land development	5,329	17,119	22,448	1,110,803	1,133,251	648
Consumer:
Bankcard	471	114	585	9,852	10,437	114
Other consumer	8,992	1,727	10,719	347,740	358,459	1,378

Total	$87,718	$90,920	$178,638	$8,940,854	$9,119,492	$11,675

(1)	Other includes loans with a recorded investment of $176,339 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2015	December 31, 2014
Commercial real estate:
Owner-occupied	$9,431	$12,543
Nonowner-occupied	25,574	14,814
Other commercial	29,654	14,941
Residential real estate	24,038	20,127
Construction & land development	14,069	16,471
Consumer:
Bankcard	0	0
Other consumer	372	349

Total	$103,138	$79,245

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

Special mention loans, with a corporate credit exposure, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For loans with a consumer credit exposure, loans that are past due 30-89 days are generally considered special mention.

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2015
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$835,082	$2,710,504	$1,436,670	$1,095,238
Special mention	20,391	32,249	26,148	59,100
Substandard	72,273	153,614	136,585	118,716
Doubtful	0	0	2,819	0

Total	$927,746	$2,896,367	$1,602,222	$1,273,054

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2014
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$920,981	$2,592,783	$1,407,853	$966,335
Special mention	26,181	48,382	20,776	64,597
Substandard	69,202	119,024	147,494	102,319
Doubtful	0	0	1,315	0

Total	$1,016,364	$2,760,189	$1,577,438	$1,133,251

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2015
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,195,420	$11,262	$408,271
Special mention	13,494	223	9,188
Substandard	57,981	168	1,766
Doubtful	1,790	0	0

Total	$2,268,685	$11,653	$419,225

As of December 31, 2014
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,176,655	$9,852	$347,442
Special mention	18,254	471	9,113
Substandard	66,973	114	1,904
Doubtful	1,472	0	0

Total	$2,263,354	$10,437	$358,459

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2015			December 31, 2014
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$36,615	$36,828	$0	$37,811	$37,811	$0
Nonowner-occupied	69,053	69,517	0	48,126	48,462	0
Other commercial	30,433	32,158	0	38,521	40,329	0
Residential real estate	21,431	22,329	0	31,262	31,930	0
Construction & land development	28,245	29,953	0	64,945	68,799	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	32	32	0	41	41	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,555	$4,555	$1,253	$5,014	$5,014	$776
Nonowner-occupied	7,890	7,890	1,362	6,994	6,994	797
Other commercial	29,486	33,127	18,269	17,554	20,554	7,168
Residential real estate	13,305	14,625	2,118	6,028	7,349	2,578
Construction & land development	14,132	20,135	4,789	10,779	14,189	3,627
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$41,170	$41,383	$1,253	$42,825	$42,825	$776
Nonowner-occupied	76,943	77,407	1,362	55,120	55,456	797
Other commercial	59,919	65,285	18,269	56,075	60,883	7,168
Residential real estate	34,736	36,954	2,118	37,290	39,279	2,578
Construction & land development	42,377	50,088	4,789	75,724	82,988	3,627
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	32	32	0	41	41	0

	Impaired Loans
	For the Year Ended
	December 31, 2015		December 31, 2014
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$41,336	$264	$36,295	$877
Nonowner-occupied	68,727	1,139	58,537	953
Other commercial	33,510	463	30,071	698
Residential real estate	27,224	234	30,602	341
Construction & land development	33,167	199	51,337	513
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	44	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,629	$122	$4,461	$235
Nonowner-occupied	6,954	357	7,441	211
Other commercial	20,885	580	13,701	274
Residential real estate	9,314	41	7,986	90
Construction & land development	12,196	252	10,721	68
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	76	0
Total:
Commercial real estate:
Owner-occupied	$45,965	$386	$40,756	$1,112
Nonowner-occupied	75,681	1,496	65,978	1,164
Other commercial	54,395	1,043	43,772	972
Residential real estate	36,538	275	38,588	431
Construction & land development	45,363	451	62,058	581
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	120	0

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for non-homogenous loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data, the loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss) and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500,000 in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the year of 2015, United’s methodology related to the allowance for loan losses was enhanced by estimating the loss emergence period. The impact of this enhancement was not significant.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). The amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality was $5,321,000, $1,915,000 and $2,407,000 for the years of 2015, 2014, and 2013, respectively.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2015 and 2014 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2015
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	4,755	1,120	10,042	6,411	862	2,309	0	25,499
Recoveries	829	74	714	495	511	499	0	3,122
Provision	3,522	(1,812)	13,725	7,229	(846)	722	34	22,574

Ending balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726

Ending Balance: individually evaluated for impairment	$1,253	$1,362	$18,269	$2,119	$4,789	$0	$0	$27,792
Ending Balance: collectively evaluated for impairment	$2,384	$3,947	$13,059	$13,029	$13,416	$1,995	$104	$47,934

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2015
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$927,746	$2,896,367	$1,602,222	$2,268,685	$1,273,054	$430,878	$0	$9,398,952
Ending Balance: individually evaluated for impairment	$12,670	$26,152	$35,342	$17,782	$15,779	$0	$0	$107,725
Ending Balance: collectively evaluated for impairment	$888,802	$2,817,748	$1,546,018	$2,237,865	$1,221,760	$430,837	$0	$9,143,030
Ending Balance: loans acquired with deteriorated credit quality	$26,274	$52,467	$20,862	$13,038	$35,515	$41	$0	$148,197

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2014
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,653	$8,992	$20,917	$16,694	$18,953	$2,945	$44	$74,198
Charge-offs	3,073	2,097	4,947	5,027	7,476	2,621	0	25,241
Recoveries	2,372	268	294	573	685	443	0	4,635
Provision	(911)	1,004	10,667	1,595	7,240	2,316	26	21,937

Ending balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529

Ending Balance: individually evaluated for impairment	$776	$797	$7,168	$2,578	$3,627	$0	$0	$14,946
Ending Balance: collectively evaluated for impairment	$3,265	$7,370	$19,763	$11,257	$15,775	$3,083	$70	$60,583
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,016,364	$2,760,189	$1,577,438	$2,263,354	$1,133,251	$368,896	$0	$9,119,492

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2014
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: individually evaluated for impairment	$12,869	$13,733	$27,491	$16,189	$17,168	$0	$0	$87,450
Ending Balance: collectively evaluated for impairment	$971,408	$2,692,374	$1,523,504	$2,227,605	$1,071,966	$368,846	$0	$8,855,703
Ending Balance: loans acquired with deteriorated credit quality	$32,087	$54,082	$26,443	$19,560	$44,117	$50	$0	$176,339

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $936,000 and $1,518,000 at December 31, 2015 and December 31, 2014, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for credit losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2015	2014	2013
Balance at beginning of period	$77,047	$76,341	$75,557
Provision for credit losses	21,992	21,312	19,754

	99,039	97,653	95,311

Loans charged off	25,499	25,241	21,006
Less recoveries	(3,122)	(4,635)	(2,036)

Net charge-offs	22,377	20,606	18,970

Balance at end of period	$76,662	$77,047	$76,341

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2015	2014

Land	$24,497	$24,857
Buildings and improvements	87,717	87,273
Leasehold improvements	26,875	27,923
Furniture, fixtures and equipment	60,233	57,878

	199,322	197,931
Less allowance for depreciation and amortization	126,233	120,411

Net bank premises and equipment	$73,089	$77,520

Depreciation expense was $8,385,000, $9,351,000, and $7,912,000 for years ending December 31, 2015, 2014 and 2013, respectively, while amortization expense was $136,000 for the years ended December 31, 2015 and December 31, 2014, respectively, and $103,000 for the year ended December 31, 2013.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $12,528,000, $12,610,000 and $8,969,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2015, consisted of the following:

Year	Amount
(In thousands)
2016	$10,549
2017	9,591
2018	8,722
2019	6,763
2020	4,599
Thereafter	12,376

Total minimum lease payments	$52,600

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	$(42,737)	$17,840

Goodwill not subject to amortization			$710,252

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	$(39,317)	$21,260

Goodwill not subject to amortization			$709,794

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2015:

Year	Amount
(In thousands)
2016	$2,981
2017	2,767
2018	2,574
2019	2,476
2020 and thereafter	7,042

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2015	2014
Demand deposits	$2,699,958	$2,591,619
Interest-bearing checking	1,683,316	1,695,146
Regular savings	692,079	659,773
Money market accounts	2,368,063	2,065,162
Time deposits under $100,000	794,428	955,178
Time deposits over $100,000	1,103,683	1,078,607

Total deposits	$9,341,527	$9,045,485

Included in time deposits over $100,000 at December 31, 2015 and 2014 were time deposits of $250,000 or more of $386,484,000 and $272,059,000, respectively. Interest paid on deposits approximated $28,447,000, $26,925,000 and $27,182,000 in 2015, 2014 and 2013, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $174,790,000 and $189,126,000 at December 31, 2015 and 2014, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2015 and 2014, short-term borrowings and the related weighted-average interest rates were as follows:

	2015				2014
			Weighted-				Weighted-
(Dollars in thousands)			Average				Average
	Amount		Rate		Amount		Rate
Federal funds purchased	$22,230		0.25%		$53,840		0.20%
Securities sold under agreements to repurchase	290,798	(1)	0.15	%(1)	381,812	(1)	0.15%

Total	$313,028				$435,652

(1)

Excludes a wholesale security sold under an agreement to repurchase assumed in the Virginia Commerce merger of $50,863 and $52,343, including an acquisition accounting adjustment to fair value, with an interest rate of 4.37% at December 31, 2015 and 2014, respectively, and scheduled to mature in May of 2018.

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $254,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2015	$22,230	$290,798
2014	53,840	381,812
2013	27,685	188,069
Weighted-average interest rate at year-end:
2015	0.25%	0.15%
2014	0.20%	0.15%
2013	0.20%	0.09%
Maximum amount outstanding at any month’s end:
2015	$52,000	$379,818
2014	53,840	527,904
2013	27,685	220,155
Average amount outstanding during the year:
2015	$38,526	$283,011
2014	24,037	357,083
2013	12,595	199,823

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
Weighted-average interest rate during the year:
2015	0.21%	0.10%
2014	0.20%	0.12%
2013	0.20%	0.10%

At December 31, 2015, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2015, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $835,000, $1,133,000 and $894,000 in 2015, 2014 and 2013, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2015, the total carrying value of loans pledged as collateral for FHLB advances approximated $3,397,371,000. United had an unused borrowing amount as of December 31, 2015 of approximately $2,355,967,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties. In the fourth quarter of 2014, United prepaid a $15,000,000 long-term FHLB advance with an interest rate of 4.78%. The prepayment of the FHLB advance resulted in a before-tax penalty of $1,971,000.

At December 31, 2015 and 2014, FHLB advances and the related weighted-average interest rates were as follows:

	2015			2014
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$850,880	0.46%	0.46%	$830,335	0.37%	0.37%

Overnight funds of $110,000,000 were included in the $850,880,000 above at December 31, 2015. No overnight funds were included in the $830,335,000 above at December 31, 2014. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2015 and 2014 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q, Notes to Consolidated Financial Statements.

A long-term wholesale security sold under an agreement to repurchase was assumed in the Virginia Commerce merger. At December 31, 2015, the balance of the wholesale security sold under an agreement to repurchase was $50,863,000, including an acquisition accounting adjustment to fair value. The repurchase agreement had an interest rate of 4.37% at December 31, 2015 and is scheduled to mature in May of 2018.

At December 31, 2015, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2015 and 2014, the outstanding balance of the Debentures was $223,506,000 and $222,636,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR +1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036

At December 31, 2015 and 2014, the Debentures and their related weighted-average interest rates were as follows:

	2015		2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
United Statutory Trust III	20,619	3.38%	20,619	3.09%
United Statutory Trust IV	25,774	3.17%	25,774	3.08%
United Statutory Trust V	51,547	1.88%	51,547	1.79%
United Statutory Trust VI	30,928	1.81%	30,928	1.54%
Premier Statutory Trust II	6,186	3.42%	6,186	3.33%
Premier Statutory Trust III	8,248	2.25%	8,248	1.98%
Premier Statutory Trust IV	14,433	2.14%	14,433	1.80%
Premier Statutory Trust V	10,310	2.02%	10,310	1.85%
Centra Statutory Trust I	9,972	2.86%	9,915	2.54%

	2015		2014
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Centra Statutory Trust II	9,972	1.97%	9,915	1.88%
Virginia Commerce Trust II	11,554	4.13%	11,323	3.63%
Virginia Commerce Trust III	15,163	1.80%	14,638	1.65%

Total	$223,506		$222,636

At December 31, 2015, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2016	$704,797
2017	0
2018	50,107
2019	34,243
2020 and thereafter	226,102

Total	$1,015,249

Interest paid on long-term borrowings approximated $10,553,000, $13,954,000 and $8,846,000 in 2015, 2014 and 2013, respectively.

NOTE L—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2015	2014	2013
Legal, consulting & other professional services	$9,310	$9,620	$7,250
Franchise & other taxes not on income	7,055	7,513	4,816
Automated Teller Machine (ATM) expenses	7,107	6,626	5,195

NOTE M—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2015	2014	2013
Current expense:
Federal	$58,373	$51,001	$32,378
State	5,428	3,900	4,048
Deferred expense:
Federal and State	1,729	10,097	2,990

Total income taxes	$65,530	$64,998	$39,416

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$71,222	35.0%	$68,210	35.0%	$43,765	35.0%
Plus: State income taxes net of federal tax benefits	3,516	1.7	2,523	1.3	2,392	1.9

	74,738	36.7	70,733	36.3	46,157	36.9
Increase (decrease) resulting from:
Tax-exempt interest income	(4,158)	(2.0)	(4,048)	(2.1)	(3,837)	(3.1)
Historic tax credit	(1,262)	(0.6)	0	0.0	0	0.0
Other items-net	(3,788)	(1.9)	(1,687)	(0.8)	(2,904)	(2.3)

Income taxes	$65,530	32.2%	$64,998	33.4%	$39,416	31.5%

For years ended 2015, 2014 and 2013, United incurred federal income tax expense applicable to the sales and calls of securities of $73,000, $1,178,000 and $533,000, respectively. Income taxes paid approximated $52,319,000, $60,431,000 and $49,114,000 in 2015, 2014 and 2013, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2015, United had no state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $7,055,000, $7,513,000 and $4,816,000 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for credit losses	$27,874	$27,868
Other accrued liabilities	929	3,503
Unrecognized components of net periodic pension costs	20,901	21,868
Unrealized loss on securities available for sale	2,210	0
Other real estate owned	7,500	8,141
Deferred mortgage points	3,575	0
Purchase accounting intangibles	15,248	20,340

Total deferred tax assets	78,237	81,720

Deferred tax liabilities:
Unrealized gain on securities available for sale	0	1,861
Deferred mortgage points	0	399
Accrued benefits payable	5,438	7,532
Premises and equipment	301	672
Other	1,856	939

Total deferred tax liabilities	7,595	11,403

Net deferred tax assets	$70,642	$70,317

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2015	2014
Unrecognized tax benefits at beginning of year	$3,453	$2,512
(Decrease) Increase in unrecognized tax benefits as a result of tax positions taken during the current period	207	983
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,558)	(42)

Unrecognized tax benefits at end of year	$2,102	$3,453

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits, if any, it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012, 2013 and 2014 and certain State Taxing authorities for the years ended December 31, 2012 through 2014.

As of December 31, 2015 and 2014, the total amount of accrued interest related to uncertain tax positions was $569,000 for each period end. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2015, 2014 and 2013.

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

Included in accumulated other comprehensive income at December 31, 2015 are unrecognized actuarial losses of $55,998,000 ($35,727,000 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $4,618,000 ($2,946,000 net of tax).

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Service cost	$2,787	$2,160	$2,672
Interest cost	5,902	5,379	4,913
Expected return on plan assets	(9,290)	(9,102)	(8,313)
Recognized net actuarial loss	4,980	1,994	4,821
Amortization of prior service cost	1	1	1

Net periodic pension cost	$4,380	$432	$4,094

(Dollars in thousands)	Year Ended December 31,
	2015	2014	2013
Weighted-Average Assumptions:
Discount rate	4.35%	5.20%	4.40%
Expected return on assets	7.50%	7.50%	7.75%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%	3.75%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	2.75%

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014 and the accumulated benefit obligation at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	December 31,
Change in Projected Benefit Obligation	2015	2014
Projected Benefit Obligation at the Beginning of the Year	$135,739	$105,186
Service Cost	2,787	2,160
Interest Cost	5,902	5,379
Actuarial Loss (Gain)	(9,760)	26,733
Benefits Paid	(9,265)	(3,719)

Projected Benefit at the End of the Year	$125,403	$135,739
Accumulated Benefit Obligation at the End of the Year	$113,679	$123,453

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$125,885	$123,188
Actual Return on Plan Assets	(2,872)	6,416
Benefits Paid	(9,265)	(3,719)
Employer Contributions	0	0

Fair value of plan assets at end of year	$113,748	$125,885

Net Amount Recognized
Funded Status	$(11,655)	$(9,854)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	1
Unrecognized Net Loss	55,998	58,576

Net Amount Recognized	$44,343	$48,723

Weighted-Average Assumptions at the End of the Year
Discount Rate	4.75%	4.35%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2016	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2015	December 31, 2014
Equity Securities	61%	50-70%	67%	67%
Debt Securities	25%	20-50%	22%	22%
Other	14%	3-15%	11%	11%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,915,000 (3%) at December 31, 2015 and $3,963,000 (3%) at December 31, 2014.

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

At December 31, 2015, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2016	$4,331
2017	4,577
2018	4,860
2019	5,189
2020	5,542
2021 through 2025	33,240

United did not contribute to the plan in 2015 and 2014 as no contributions were required by funding regulations or law. For 2016, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2016, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015 Using
(In thousands) Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,467	$1,467	$0	$0

Fixed Income Securities:
Mortgage backed securities	63	0	63	0
Collateralized mortgage obligations	54	0	54	0
Municipal obligations	836	0	836	0
Corporate bonds	1,539	0	1,539	0
Foreign bonds, notes and debentures	93	0	93	0

Fixed Income Mutual Funds:
Taxable	22,843	22,843	0	0
Alternative	5,067	5,067	0	0

Equity Securities:
Common stock	20,464	20,464	0	0

Equity Mutual Funds:
Domestic equity large cap	20,470	20,470	0	0
Domestic equity mid cap	5,804	5,804	0	0
Domestic equity small cap	14,080	14,080	0	0
International emerging equity	6,044	6,044	0	0
International equity developed	8,772	8,772	0	0
Alternative equity	6,152	6,152	0	0

Total	$113,748	$111,163	$2,585	$0

		Fair Value Measurements at December 31, 2014 Using
(In thousands) Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,317	$2,317	$0	$0

Fixed Income Securities:
Mortgage backed securities	81	0	81	0
Collateralized mortgage obligations	222	0	222	0
Municipal obligations	1,108	0	1,108	0
Corporate bonds	1,776	0	1,776	0
Foreign bonds, notes and debentures	93	0	93	0

Fixed Income Mutual Funds:
Taxable	10,097	10,097	0	0
Domestic	14,045	14,045	0	0
Alternative	5,881	5,881	0	0

Equity Securities:
Preferred stock	207	207	0	0
Common stock	22,113	22,113	0	0
Equity Mutual Funds:
Domestic equity large cap	25,318	25,318	0	0
Domestic equity mid cap	6,064	6,064	0	0

		Fair Value Measurements at December 31, 2014 Using
(In thousands) Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic equity small cap	13,541	13,541	0	0
International emerging equity	5,926	5,926	0	0
International equity developed	11,664	11,664	0	0
Alternative equity	5,432	5,432	0	0

Total	$125,885	$122,605	$3,280	$0

Preferred stock investments are in financial institutions. Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $1,894,000, $1,761,000 and $1,411,000 in 2015, 2014 and 2013, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2015 and 2014, the combined plan assets included 876,989 and 886,139 shares, respectively, of United common stock with an approximate fair value of $32,440,000 and $33,186,000, respectively. Dividends paid on United common stock held by the plans approximated $1,139,000, $1,133,000 and $1,172,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE O—STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units will vest in 25% increments over the first four anniversaries of the awards unless United’s Compensation Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. Beginning in 2014, awards granted to executive officers of United have performance based vesting conditions. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the year of 2015, a total of 189,705 non-qualified stock options and 53,071 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $2,484,000, $2,195,000 and $1,786,000 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the years 2015, 2014 and 2013, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2015 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.82%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.280; and a weighted-average expected option life of 6.88 years, respectively. The estimated fair value of the options at the date of grant was $7.23 for the options granted during 2015. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2015, and the changes during the year of 2015 are presented below:

	Year ended December 31, 2015
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2015	1,380,548			$27.94
Granted	189,705			36.92
Exercised	259,454			30.08
Forfeited or expired	103,689			35.72

Outstanding at December 31, 2015	1,207,110	$10,668	6.1	$28.15

Exercisable at December 31, 2015	780,715	$8,496	5.0	$26.11

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2015	377,264	$ 6.29
Granted	189,705	7.23
Vested	121,673	6.33
Forfeited or expired	18,901	6.64

Nonvested at December 31, 2015	426,395	$ 6.68

As of December 31, 2015, the total unrecognized compensation cost related to nonvested option awards was $1,857,000 with a weighted-average expense recognition period of 1.2 years. The total fair value of awards vested during the year ended December 31, 2015, was $770,000.

Cash received from options exercised under the Plans for the years ended December 31, 2015, 2014 and 2013 was $7,871,000, $9,878,000, and $2,364,000, respectively. During 2015 and 2014, 259,454 and 468,933 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2015 were issued from authorized and unissued stock. Of the 468,933 shares issued in connection with stock option exercises for

2014, 352,503 were issued from available treasury stock while 116,430 shares were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2015, 2014, and 2013 was $7.23, $6.42, and $5.74, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2015, 2014, and 2013 was $2,380,000, $4,832,000, and $507,000, respectively.

The Statement of Cash Flows topic of the FASB Accounting Standards Codification requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $1,023,000, $73,000 and $331,000 from excess tax benefits related to share-based compensation arrangements for the year of 2015, 2014 and 2013, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2015, the total unrecognized compensation cost related to nonvested stock awards was $2,642,000 with a weighted-average expense recognition period of 1.2 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2015	120,308	$ 28.29
Granted	53,071	36.92
Vested	38,313	28.32
Forfeited	5,294	31.39

Outstanding at December 31, 2015	129,772	$ 31.69

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,587,957,000 and $2,763,129,000 of loan commitments outstanding as of December 31, 2015 and 2014, respectively, the majority of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2015 and 2014, United had $226,000 and $216,000, respectively, of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $135,146,000 and $160,230,000 as of December 31, 2015 and 2014, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

NOTE Q—DERIVATIVE FINANCIAL INSTRUMENTS

United uses derivative instruments to help aid against adverse price changes or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives may consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United also executes derivative instruments with its commercial banking customers to facilitate its risk management strategies.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2015, United has only fair value hedges.

For the years ended December 31, 2015 and 2014, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are netted in noninterest income.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2015 and 2014.

	Derivative Hedging Instruments
	December 31, 2015		December 31, 2014
(Dollars in thousands)	Notional Amount	Average Pay Rate	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$97,157	3.64%	$40,429	5.07%

Total Derivatives Used in Fair Value Hedges	$97,157		$40,429

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$97,157		$40,429

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2015		December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0	Other assets	$90
Total derivatives designated as hedging instruments		$0		$90
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,942	Other assets	$3,704

Total derivatives not designated as hedging instruments		$2,942		$3,704

Total asset derivatives		$2,942		$3,794

	Liability Derivatives
	December 31, 2015		December 31, 2014
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$1,179	Other liabilities	$432

Total derivatives designated as hedging instruments		$1,179		$432

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,942	Other liabilities	$3,704

Total derivatives not designated as hedging instruments		$2,942		$3,704

Total liability derivatives		$4,121		$4,136

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 is presented as follows:

			Year Ended
(In thousands)	Income Statement Location		December 31, 2015	December 31, 2014	December 31, 2013
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(813)	$(1,047)	$(522)

Total derivatives in fair value hedging relationships			$(813)	$(1,047)	$(522)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0	$0

Total derivatives not designated as hedging instruments			$0	$0	$0

Total derivatives			$(813)	$(1,047)	$(522)

(1) Represents net gains and net losses from derivative assets not designated as hedging instruments.

For the years ended December 31, 2015, 2014 and 2013, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.

NOTE R—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2015	2014	2013
Net Income	$137,959	$129,888	$85,628
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(113)	(6,478)	(7,534)
Related income tax effect	41	2,267	2,637
Income tax rate change	316	0	0
Less : OTTI charges recognized in net income	47	6,478	7,332
Related income tax benefit	(17)	(2,267)	(2,566)
Reclassification of previous noncredit OTTI to credit OTTI	0	8,413	12,425
Related income tax benefit	0	(2,944)	(4,349)

Net unrealized gains on AFS securities with OTTI	274	5,469	7,945
AFS securities – all other:
Change in net unrealized (losses) gains on AFS securities arising during the period	(6,672)	33,078	(1,082)
Related income tax effect	2,415	(11,577)	379
Net reclassification adjustment for gains included in net income	(133)	(3,357)	(1,216)
Related income tax expense	48	1,175	426

	(4,342)	19,319	(1,493)

Net effect of AFS securities on other comprehensive income	(4,068)	24,788	6,452

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	8	8
Related income tax expense	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	5	5	5

Defined benefit pension plan:
Net actuarial loss during the period	(2,285)	(28,876)	20,305
Related income tax expense (benefit)	827	10,106	(7,107)
Amortization of prior service cost recognized in net income	1	1	1
Related income tax benefit	0	0	0
Amortization of net actuarial loss recognized in net income	4,980	1,994	4,821
Related income tax benefit	(1,908)	(735)	(1,776)

Net effect of change in defined benefit pension plan on other comprehensive income	1,615	(17,510)	16,244

Total change in other comprehensive income, net of tax	(2,448)	7,283	22,701

Total Comprehensive Income	$135,511	$137,171	$108,329

The components of accumulated other comprehensive income for the year ended December 31, 2015 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2015
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2015	$1,553	($62)	($37,255)	($35,764)
Other comprehensive income before reclassification	(3,983)	5	0	(3,978)
Amounts reclassified from accumulated other comprehensive income	(85)	0	1,615	1,530

Net current-period other comprehensive income, net of tax	(4,068)	5	1,615	(2,448)

Balance at December 31, 2015	($2,515)	($57)	($35,640)	($38,212)

(a) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2015
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(133)		Net gains on sales/calls of investment securities

	(133)		Total before tax
Related income tax effect	48		Tax expense

	(85)		Net of tax
Pension plan:
Change in pension asset	(2,285	)(a)
Amortization of prior service cost	1	(b)
Recognized net actuarial loss	4,980	(b)

	2,696		Total before tax
Related income tax effect	(1,081)		Tax expense

	1,615		Net of tax

Total reclassifications for the period	$1,530

(a) This AOCI component is included in the computation of changes in plan assets (see Note N, Employee Benefit Plans)

(b) This AOCI component is included in the computation of net periodic pension cost (see Note N, Employee Benefit Plans)

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2015	2014
Assets
Cash and due from banks	$39,680	$38,984
Securities available for sale	3,168	2,132
Securities held to maturity	20	20
Other investment securities	100	102
Investment in subsidiaries:
Bank subsidiaries	1,835,440	1,769,962
Nonbank subsidiaries	6,484	6,436
Other assets	13,904	13,029

Total Assets	$1,898,796	$1,830,665

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	57,293	45,637
Shareholders’ equity (including other accumulated comprehensive loss of $38,212 and $35,764 at December 31, 2015 and 2014, respectively)	1,712,635	1,656,160

Total Liabilities and Shareholders’ Equity	$1,898,796	$1,830,665

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2015	2014	2013
Income
Dividends from banking subsidiaries	$70,500	$97,000	$69,500
Net interest income	59	59	74
Management fees:
Bank subsidiaries	28,955	19,400	17,665
Nonbank subsidiaries	27	27	27
Other income	58	96	555

Total Income	99,599	116,582	87,821

Expenses
Operating expenses	30,016	24,043	20,595

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	69,583	92,539	67,226
Applicable income tax benefit	(316)	(1,332)	(709)

Income Before Equity in Undistributed Net Income of Subsidiaries	69,899	93,871	67,935
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	68,012	35,978	17,652
Nonbank subsidiaries	48	39	41

Net Income	$137,959	$129,888	$85,628

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2015	2014	2013
Operating Activities
Net income	$137,959	$129,888	$85,628
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(68,060)	(36,018)	(17,693)
Amortization of net periodic pension costs	384	34	373
Stock-based compensation	2,484	2,195	1,786
Net gain on securities transactions	(54)	(96)	(556)
Net change in other assets and liabilities	8,998	5,172	867

Net Cash Provided by Operating Activities	81,711	101,175	70,405

Investing Activities
Net (purchases of) proceeds from sales of securities	(1,047)	(90)	2,341
Net cash paid in acquisition of subsidiary	0	(33,271)	0
Change in other investment securities	2	23	37

Net Cash (Used in) Provided by Investing Activities	(1,045)	(33,338)	2,378

Financing Activities
Cash dividends paid	(88,864)	(82,496)	(62,434)
Acquisition of treasury stock	(1)	(2)	(93)
Proceeds from sale of treasury stock from deferred compensation plan	1	81	77
Excess tax benefits from stock-based compensation arrangements	1,023	73	331
Proceeds from exercise of stock options	7,871	9,878	2,364

Net Cash Used in Financing Activities	(79,970)	(72,466)	(59,755)

Increase (Decrease) in Cash and Cash Equivalents	696	(4,629)	13,028

Cash and Cash Equivalents at Beginning of Year	38,984	43,613	30,585

Cash and Cash Equivalents at End of Year	$39,680	$38,984	$43,613

NOTE T—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those reserve balances maintained and required for the year ended December 31, 2015, were approximately $567,698,000 and $330,953,000, respectively. The average amount of those reserve balances maintained and required for the year ended December 31, 2014, was approximately $358,127,000 and $286,898,000, respectively.

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

During 2016, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $107,859,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $145,475,000 at December 31, 2015, and must be secured by qualifying collateral.

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

As previously mentioned, the new Basel III Capital Rules became effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period). These new quantitative measures established by regulation to ensure capital adequacy require United and its banking subsidiaries to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2015, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2015, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$1,331,492	12.6%	$845,876	≥8.0%	$1,057,345	≥10.0%
United Bank (WV)	591,825	12.6%	377,225	≥8.0%	471,532	≥10.0%
United Bank (VA)	720,676	12.2%	471,303	≥8.0%	589,129	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$1,254,555	11.9%	634,407	≥6.0%	845,876	≥8.0%
United Bank (WV)	547,903	11.6%	282,919	≥6.0%	377,225	≥8.0%
United Bank (VA)	687,937	11.7%	353,477	≥6.0%	471,303	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,022,755	9.7%	475,805	≥4.5%	687,274	≥6.5%
United Bank (WV)	547,903	11.6%	212,189	≥4.5%	306,496	≥6.5%
United Bank (VA)	687,937	11.7%	265,108	≥4.5%	382,934	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,254,555	10.7%	468,776	≥4.0%	585,970	≥5.0%
United Bank (WV)	547,903	10.2%	214,519	≥4.0%	268,149	≥5.0%
United Bank (VA)	687,937	10.5%	263,306	≥4.0%	329,132	≥5.0%
As of December 31, 2014:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$1,269,893	13.2%	$772,453	≥8.0%	$965,566	≥10.0%
United Bank (WV)	547,205	12.5%	350,053	≥8.0%	437,567	≥10.0%
United Bank (VA)	691,718	12.9%	428,439	≥8.0%	535,549	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	1,183,870	12.3%	386,226	≥4.0%	579,340	≥6.0%
United Bank (WV)	504,795	11.5%	175,027	≥4.0%	262,540	≥6.0%
United Bank (VA)	657,078	12.3%	214,220	≥4.0%	321,330	≥6.0%
Tier I Capital (to Average Assets):
United Bankshares	1,183,870	10.3%	459,433	≥4.0%	574,291	≥5.0%
United Bank (WV)	504,795	9.5%	213,782	≥4.0%	267,228	≥5.0%
United Bank (VA)	657,078	10.0%	263,666	≥4.0%	329,582	≥5.0%

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2015, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2015. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2015 ranged from LIBOR plus 4.25% to LIBOR plus 10.75%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%, or $5.7 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy:

	Balance as of December 31, 2015	Fair Value at December 31, 2015 Using
(In thousands) Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,786	$0	$73,786	$0
State and political subdivisions	133,778	0	133,778	0
Residential mortgage-backed securities
Agency	477,982	0	477,982	0
Non-agency	9,571	0	9,571	0
Asset-backed securities	3,399	0	3,399	0
Commercial mortgage-backed securities
Agency	305,935	0	305,935	0
Trust preferred collateralized debt obligations	34,686	0	0	34,686
Single issue trust preferred securities	11,693	0	11,693	0
Other corporate securities	10,049	0	10,049	0

Total available for sale debt securities	1,060,879	0	1,026,193	34,686
Available for sale equity securities:
Financial services industry	2,723	800	1,923	0
Equity mutual funds (1)	1,596	1,596	0	0
Other equity securities	1,136	1,136	0	0

Total available for sale equity securities	5,455	3,532	1,923	0

Total available for sale securities	1,066,334	3,532	1,028,116	34,686
Derivative financial assets:
Interest rate contracts	2,942	0	2,942	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,121	0	4,121	0

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

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2015 and 2014 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2015	2014
Balance, beginning of year	$39,558	$43,449

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	(34)	(4,034)

Included in other comprehensive income	(4,838)	12,312

Purchases, issuances, and settlements	0	(12,169)

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$34,686	$39,558

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2015. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Virginia Commerce, no fair value measurement of intangible assets was made during the year of 2015 and 2014.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014:

(In thousands) Description	Balance as of December 31, 2015	Fair Value at December 31, 2015 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$69,368	$0	$29,186	$40,182	$8,485
OREO	32,228	0	32,228	0	1,141

(In thousands) Description	Balance as of December 31, 2014	Fair Value at December 31, 2014 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$46,369	$0	$8,518	$37,851	$7,349
OREO	38,778	0	38,778	0	3,307

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

Loans: The fair values of loans are estimated using discounted cash flow analyses, adjusted for estimated prepayments based on historical experience, using market interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness. The rates used take into account the position of an appropriate yield curve adjusted for a spread that considers credit risk and liquidity concerns.

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Cash and cash equivalents	$857,335	$857,335	$0	$857,335	$0
Securities available for sale	1,066,334	1,066,334	3,532	1,028,116	34,686
Securities held to maturity	39,099	36,320	0	33,300	3,020
Other securities	98,749	93,811	0	0	93,811
Loans held for sale	10,681	10,681	0	10,681	0
Loans	9,308,354	9,289,463	0	0	9,289,463
Derivative financial assets	2,942	2,942	0	2,942	0
Deposits	9,341,527	9,332,451	0	9,332,451	0
Short-term borrowings	423,028	423,028	0	423,028	0
Long-term borrowings	1,015,249	988,270	0	988,270	0
Derivative financial liabilities	4,121	4,121	0	4,121	0

December 31, 2014
Cash and cash equivalents	$753,064	$753,064	$0	$753,064	$0
Securities available for sale	1,180,386	1,180,386	2,502	1,138,326	39,558
Securities held to maturity	39,310	36,784	0	34,764	2,020
Other securities	96,344	91,527	0	0	91,527
Loans held for sale	8,680	8,680	0	8,680	0
Loans	9,029,123	9,055,281	0	0	9,055,281
Derivative financial assets	3,794	3,794	0	3,794	0
Deposits	9,045,485	9,044,976	0	9,044,976	0
Short-term borrowings	435,652	435,652	0	435,652	0
Long-term borrowings	1,105,314	1,081,133	0	1,081,133	0
Derivative financial liabilities	4,136	4,136	0	4,136	0

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2015			As of December 31, 2014
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,468	$232,492	$7,976	$241,147	$233,222	$7,925

(1) Represents investment in VIEs.

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2015 and 2014 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Interest income	$104,549	$105,532	$106,309	$107,240
Interest expense	9,800	9,630	9,991	10,085
Net interest income	94,749	95,902	96,318	97,155
Provision for credit losses	5,354	5,716	5,182	6,322
Mortgage banking income	545	663	665	634
Securities gains (losses), net	12	3	111	29
Other noninterest income	17,634	18,832	17,036	17,462
Noninterest expense	57,655	57,730	57,684	58,618
Income taxes	15,304	17,145	16,217	16,864
Net income (1)	34,627	34,809	35,047	33,476

Per share data:
Average shares outstanding (000s):
Basic	69,208	69,306	69,391	69,432
Diluted	69,477	69,587	69,690	69,737
Net income per share:
Basic	$0.50	$0.50	$0.50	$0.48
Diluted	$0.50	$0.50	$0.50	$0.48
Dividends per share	$0.32	$0.32	$0.32	$0.33

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Interest income	$95,164	$104,799	$106,857	$111,722
Interest expense	9,862	10,867	10,939	11,166
Net interest income	85,302	93,932	95,918	100,556
Provision for credit losses	4,679	6,201	4,748	6,309
Mortgage banking income	259	438	774	405
Securities losses, net	185	(420)	(3,405)	528
Other noninterest income	25,943	18,976	18,797	18,482
Noninterest expense	61,026	57,103	57,694	64,024
Income taxes	15,860	16,375	16,382	16,381
Net income (1)	30,124	33,247	33,260	33,257

Per share data:
Average shares outstanding (000s):
Basic	62,435	68,956	69,045	69,089
Diluted	62,707	69,154	69,269	69,355
Net income per share:
Basic	$0.48	$0.48	$0.48	$0.48
Diluted	$0.48	$0.48	$0.48	$0.48
Dividends per share	$0.32	$0.32	$0.32	$0.32

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 67-68 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

United entered into an employment contract with Richard M. Adams, the Chairman of the Board of Directors and Chief Executive Officer of the Company effective February 28, 2011. The original term of Mr. Adams’ employment contract was for three years, with the provision that the contract could be extended annually for one (1) year to maintain a rolling three (3) year contract.

At the Compensation Committee (the “Committee”) meeting of the Company on February 29, 2016, the Committee approved the extension of the employment contract with Mr. Adams for an additional year until March 31, 2019.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2016 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2015 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2016 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Bank of Georgetown	(2)	(a)

Joint Waiver and Agreement		(b)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(c)

(b) Bylaws		(d)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams		(e)

(b) Third Amended Employment Agreement for Richard M. Adams		(f)

(c) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(g)

(d) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(h)

(e) Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr.		(i)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 1 SERP) for Steven E. Wilson, James B. Hayhurst, Jr., and Joe L. Wilson		(j)

(g) Form of the First Amendment to Second Amendment
and First Restatement of the United Bankshares, Inc.
Supplemental Executive Retirement Agreement (Tier 1
SERP) for Steven E. Wilson, James B. Hayhurst, Jr.,
and Joe L. Wilson

(k)

(h) Form of the Amendment and First Restatement of
the United Bankshares, Inc. Supplemental Executive
Retirement Agreement (Tier 2 SERP) for Richard M.
Adams, Jr., Executive Vice-President and James J.
Consagra, Jr., Executive Vice-President

(l)

(i) Employment Agreement with J. Paul McNamara		(m)

Description	S-K Item 601 Table Reference	Sequential Page Number

(j) Amendment and Restated Supplemental Executive Retirement Agreement: The Marathon Bank for Donald L. Unger		(n)

(k) Amended and Restated Deferred Compensation Agreement for Donald L. Unger		(o)

(l) First Amendment to Life Insurance Endorsement Split Dollar Plan Management Agreement: The Marathon Bank for Donald L. Unger		(p)

(m) Supplemental Executive Retirement Agreement for Craige Smith		(q)

(n) Supplemental Executive Retirement Agreement for Mark Tatterson		(r)

(o) Form of Independent Contractor Agreement with Peter A. Converse		(s)

(p) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan		(t)

(q) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.		(u)

(r) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors		(v)

(s) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors		(w)

(t) United Bankshares, Inc. 2011 Long-term Incentive Plan		(x)

(u) Form of Independent Contractor Agreement with James B. Hayhurst, Jr.		(y)

(v) Form of Independent Contractor Agreement with Steven E. Wilson		(z)

Statement Re: Computation of Ratios	(12)	Filed herewith

Subsidiaries of the Registrant	(21)	Filed herewith

Consent of Ernst & Young LLP	(23)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	(31.1)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	(31.2)	Filed herewith

Description		S-K Item 601 Table Reference	Sequential Page Number

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*	(32.1)	Filed herewith

Certification Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*	(32.2)	Filed herewith

Interactive data file (XBRL)		(101)	(aa)

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated and filed November 9, 2015 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated November 29, 2013 and filed November 29, 2013 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to Exhibit 3.1 to the Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibit 3.2 to the Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibit 10.5 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibit 10.7 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(l)	Incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(n)	Incorporated into this filing by reference to Exhibit 10.7 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to Exhibit 10.8 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(p)	Incorporated into this filing by reference to Exhibit 10.11 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(q)	Incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(r)	Incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(s)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(t)	Incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(u)	Incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(v)	Incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(w)	Incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(x)	Incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 0-13322.

(y)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated April 30, 2014 and filed May 2, 2014 for United Bankshares, Inc., File No. 0-13322.

(z)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated December 31, 2014 and filed January 7, 2015 for United Bankshares, Inc., File No. 0-13322.

(aa)	Exhibit not provided herein. The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	February 29, 2016

/s/ W.Mark Tatterson	Chief Financial Officer Chief Accounting Officer	February 29, 2016

/s/ Theodore J. Georgelas	Director	February 29, 2016

/s/ Mark R. Nesselroad	Director	February 29, 2016

/s/ John M. McMahon	Director	February 29, 2016

/s/ Lawrence K. Doll	Director	February 29, 2016

/s/ Mary K. Weddle	Director	February 29, 2016

/s/ Peter A. Converse	Director	February 29, 2016

/s/ Robert G. Astorg	Director	February 29, 2016

/s/ J. Paul McNamara	Director	February 29, 2016

/s/ W. Douglas Fisher	Director	February 29, 2016

/s/ Gary G. White	Director	February 29, 2016

/s/ P. Clinton Winter, Jr.	Director	February 29, 2016