Form 10-Q
period 2016-03-31
UNITED BANKSHARES INC/WV
filed 2016-05-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Class - Common Stock, $2.50 Par Value; 69,712,832 shares outstanding as of April 30, 2016.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2016 and December 31, 2015, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income, comprehensive income, consolidated statement of changes in shareholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31	December 31
	2016	2015
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$151,470	$136,690
Interest-bearing deposits with other banks	752,648	719,923
Federal funds sold	723	722

Total cash and cash equivalents	904,841	857,335
Securities available for sale at estimated fair value (amortized cost-$1,060,944 at March 31, 2016 and $1,072,340 at December 31, 2015)	1,068,252	1,066,334
Securities held to maturity (estimated fair value-$35,567 at March 31, 2016 and $36,319 at December 31, 2015)	39,058	39,099
Other investment securities	100,000	98,749
Loans held for sale	5,395	10,681
Loans	9,393,200	9,398,952
Less: Unearned income	(14,807)	(14,872)

Loans net of unearned income	9,378,393	9,384,080
Less: Allowance for loan losses	(75,490)	(75,726)

Net loans	9,302,903	9,308,354
Bank premises and equipment	72,012	73,089
Goodwill	710,252	710,252
Accrued interest receivable	36,068	35,801
Other assets	368,103	378,250

TOTAL ASSETS	$12,606,884	$12,577,944

Liabilities
Deposits:
Noninterest-bearing	$2,792,571	$2,699,958
Interest-bearing	6,531,997	6,641,569

Total deposits	9,324,568	9,341,527
Borrowings:
Federal funds purchased	27,100	22,230
Securities sold under agreements to repurchase	315,475	341,661
Federal Home Loan Bank borrowings	885,855	850,880
Other long-term borrowings	223,723	223,506
Reserve for lending-related commitments	1,193	936
Accrued expenses and other liabilities	93,933	84,569

TOTAL LIABILITIES	10,871,847	10,865,309

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-69,733,465 and 69,626,932 at March 31, 2016 and December 31, 2015, respectively, including 27,124 and 23,835 shares in treasury at March 31, 2016 and December 31, 2015, respectively	174,334	174,067
Surplus	754,317	752,997
Retained earnings	836,308	824,603
Accumulated other comprehensive loss	(28,989)	(38,212)
Treasury stock, at cost	(933)	(820)

TOTAL SHAREHOLDERS’ EQUITY	1,735,037	1,712,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,606,884	$12,577,944

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2016	2015
Interest income
Interest and fees on loans	$99,334	$95,149
Interest on federal funds sold and other short-term investments	622	331
Interest and dividends on securities:
Taxable	7,707	8,189
Tax-exempt	833	880

Total interest income	108,496	104,549

Interest expense
Interest on deposits	6,885	6,885
Interest on short-term borrowings	214	231
Interest on long-term borrowings	3,113	2,684

Total interest expense	10,212	9,800

Net interest income	98,284	94,749
Provision for loan losses	4,035	5,354

Net interest income after provision for loan losses	94,249	89,395

Other income
Fees from trust and brokerage services	4,869	4,892
Fees from deposit services	7,973	9,773
Bankcard fees and merchant discounts	838	814
Other service charges, commissions, and fees	429	478
Income from bank-owned life insurance	1,180	1,273
Income from mortgage banking	728	545
Other income	371	404
Total other-than-temporary impairments	0	(100)
Portion of loss recognized in other comprehensive income	0	66

Net other-than-temporary impairment losses	0	(34)
Net gains on sales/calls of investment securities	4	46

Net investment securities gains	4	12

Total other income	16,392	18,191

Other expense
Employee compensation	22,279	20,268
Employee benefits	6,603	6,803
Net occupancy expense	6,253	6,529
Other real estate owned (OREO) expense	649	1,113
Equipment expense	2,007	2,124
Data processing expense	3,551	3,743
Bankcard processing expense	368	349
FDIC insurance expense	2,120	2,094
Other expense	14,226	14,632

Total other expense	58,056	57,655

Income before income taxes	52,585	49,931
Income taxes	17,879	15,304

Net income	$34,706	$34,627

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2016	2015
Earnings per common share:
Basic	$0.50	$0.50

Diluted	$0.50	$0.50

Dividends per common share	$0.33	$0.32

Average outstanding shares:
Basic	69,497,489	69,207,508
Diluted	69,714,121	69,476,844

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2016	2015
Net income	$34,706	$34,627

Change in net unrealized gain on available-for-sale (AFS) securities, net of tax	8,493	5,334
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in defined benefit pension plan, net of tax	729	768

Comprehensive income, net of tax	$43,929	$40,730

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2016
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2016	69,626,932	$174,067	$752,997	$824,603	($38,212)	($820)	$1,712,635

Comprehensive income:
Net income	0	0	0	34,706	0	0	34,706
Other comprehensive income, net of tax:	0	0	0	0	9,223	0	9,223

Total comprehensive income, net of tax							43,929
Stock based compensation expense	0	0	658	0	0	0	658
Purchase of treasury stock (4 shares)	0	0	0	0	0	0	0
Cash dividends ($0.33 per share)	0		0	(23,001)	0	0	(23,001)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (3,288 shares)	0	0	113	0	0	(113)	0
Common stock options exercised (42,441 shares)	42,441	106	710	0	0	0	816

Balance at March 31, 2016	69,733,465	$174,334	$754,317	$836,308	($28,989)	($933)	$1,735,037

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$57,934	$53,891

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2	182
Proceeds from sales of securities available for sale	33	1,721
Proceeds from maturities and calls of securities available for sale	34,966	34,366
Purchases of securities available for sale	(23,813)	(12,514)
Purchases of bank premises and equipment	(789)	(1,500)
Proceeds from sales and redemptions of other investment securities	6,519	11,578
Purchases of other investment securities	(7,770)	(5,371)
Net change in loans	4,671	58,360

NET CASH PROVIDED BY INVESTING ACTIVITIES	13,819	86,822

FINANCING ACTIVITIES
Cash dividends paid	(22,968)	(22,166)
Excess tax benefits from stock-based compensation arrangements	831	214
Proceeds from exercise of stock options	820	2,799
Repayment of long-term Federal Home Loan Bank borrowings	(705,025)	(615,335)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	725,000	490,000
Changes in:
Deposits	(16,959)	31,877
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(5,946)	(113,672)

NET USED IN PROVIDED BY FINANCING ACTIVITIES	(24,247)	(226,283)

Increase (Decrease) in cash and cash equivalents	47,506	(85,570)

Cash and cash equivalents at beginning of year	857,335	753,064

Cash and cash equivalents at end of period	$904,841	$667,494

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. GENERAL

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2016 and 2015 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in United’s 2015 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2015 Annual Report of United on Form 10-K. To conform to the 2016 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance, amongst other things, will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for United on January 1, 2017, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with lease terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 is effective for United on January 1, 2019 and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes changes to the classification and measurement of investments in equity securities, the presentation of certain fair value changes for financial liabilities measured at fair value under the fair value option and disclosure of fair value of instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for United on January 1, 2018 and is not expected to have a significant impact on the Company’s financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” associated with a business combination, as part of its simplification initiative. ASU 2015-16 requires an acquirer to “recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.” In addition, the acquirer must record, in the financial statements for the same period, “the effect on earnings of changes in depreciation, amortization, or other income effect, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.” Entities must also “present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amount had been recognized as of the acquisition date.” ASU 2015-16 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), a consensus of the FASB Emerging Issues Task Force.” ASU 2015-07 modifies certain provisions of FASB Accounting Standards Codification Topic 820, Fair Value Measurement (ASC 820). ASU 2015-07 eliminates the requirement to categorize investments in the fair value hierarchy if an investment’s fair value is measured based on net asset value (NAV) per share (or its equivalent) using the practical expedient. The reporting entities will no longer be required to provide the related fair value disclosures for these securities but instead, will be required to disclose information to help users understand the nature of the investments as well as risks, including whether it is probable that the amount realized on the sale of the investments would differ from net asset value. ASU 2015-07 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-04, “Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” ASU 2015-04 gives an employer whose fiscal year-end does not coincide with a calendar month-end the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. ASU 2015-04 also provides guidance on accounting for contributions to the plan and significant events that require a remeasurement that occur during the period between a month-end measurement and the employer’s fiscal year-end. ASU 2015-04 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial condition, similar to the presentation of debt discounts. ASU 2015-03 is limited to simplifying the presentation of debt issuance costs and does not change the recognition and measurement guidance for debt issuance costs. ASU 2015-03 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The new consolidation standard eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model in ASC 810. ASU 2015-02 affects all entities, could change consolidation conclusions and may trigger additional disclosures. ASU 2015-02 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, “Income Statement, Extraordinary and Unusual Items (Subtopic 225-20).”ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature. Eliminating the concept of extraordinary items will allow entities to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence. ASU 2015-01 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 amends the guidance in FASB ASC 718, “Compensation-Stock Compensation”, to bring consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The amendments affect all entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. ASU 2014-12 was effective for United on January 1, 2016 and did not have a significant impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Accounting Standards Codification. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five step principle-based approach for determining revenue recognition. In April 2015, the FASB voted to defer the effective date of ASU 2014-09 by one-year for both public and private companies, and gave both public and private companies the option to “early” adopt using the original effective dates. ASU 2014-09 now will be effective for United on January 1, 2018 with early adoption permitted on January 1, 2017. Management is currently evaluating this guidance to determine the impact on the Company’s financial condition or results of operations.

2. MERGERS AND ACQUISITIONS

On November 9, 2015, United announced the signing of a definite merger agreement with Bank of Georgetown, a privately held community bank headquartered in Washington, D.C. Bank of Georgetown had $1.3 billion in assets as of March 31, 2016. With this transaction, United continues to strengthen its franchise and enhance its existing footprint in the D.C. Metro Region. United will acquire 100% of the outstanding shares of Bank of Georgetown in exchange for common shares of United. The exchange ratio will be fixed at 0.9313 of United’s shares for each share of Bank of Georgetown which equates to $37.00 per share, based on the 15-day average price of $39.73 for United’s stock prior to the announcement.

United has received all regulatory approvals for the merger. In addition, Bank of Georgetown’s shareholders have approved the merger. The transaction is expected to close on June 3, 2016.

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$70,152	$3,204	$0	$73,356	$0
State and political subdivisions	131,953	3,909	33	135,829	0
Residential mortgage-backed securities
Agency	465,513	11,840	61	477,292	0
Non-agency	8,585	176	7	8,754	458
Commercial mortgage-backed securities
Agency	299,095	6,729	22	305,802	0
Asset-backed securities	2,640	0	3	2,637	0
Trust preferred collateralized debt obligations	49,342	686	17,435	32,593	25,952
Single issue trust preferred securities	13,325	234	2,599	10,960	0
Other corporate securities	14,994	87	0	15,081	0
Marketable equity securities	5,345	614	11	5,948	0

Total	$1,060,944	$27,479	$20,171	$1,068,252	$26,410

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,993	$1,793	$0	$73,786	$0
State and political subdivisions	130,685	3,144	51	133,778	0
Residential mortgage-backed securities
Agency	473,109	5,580	707	477,982	0
Non-agency	9,119	457	5	9,571	458
Commercial mortgage-backed securities
Agency	305,990	1,843	1,898	305,935	0
Asset-backed securities	3,404	0	5	3,399	0
Trust preferred collateralized debt obligations	49,386	635	15,335	34,686	25,952
Single issue trust preferred securities	13,811	249	2,367	11,693	0
Other corporate securities	9,999	50	0	10,049	0
Marketable equity securities	4,844	637	26	5,455	0

Total	$1,072,340	$14,388	$20,394	$1,066,334	$26,410

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2016 and December 31, 2015.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
March 31, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	13,041	33	0	0
Residential mortgage-backed securities
Agency	12,246	47	10,025	14
Non-agency	299	7	0	0
Commercial mortgage-backed securities
Agency	0	0	9,424	22
Asset-backed securities	2,637	3	0	0
Trust preferred collateralized debt obligations	1,029	276	26,628	17,159
Single issue trust preferred securities	3,900	736	3,824	1,863
Marketable equity securities	1,377	11	0	0

Total	$34,529	$1,113	$49,901	$19,058

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	15,550	51	0	0
Residential mortgage-backed securities
Agency	90,004	707	0	0
Non-agency	348	5	0	0
Commercial mortgage-backed securities
Agency	170,340	1,650	9,255	248
Asset-backed securities	3,399	5	0	0
Trust preferred collateralized debt obligations	3,304	135	28,633	15,200
Single issue trust preferred securities	4,225	404	3,720	1,963
Marketable equity securities	986	26	0	0

Total	$288,156	$2,983	$41,608	$17,411

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

	Three Months Ended March 31
	2016	2015
Proceeds from sales and calls	$34,999	$36,087
Gross realized gains	6	50
Gross realized losses	2	4

At March 31, 2016, gross unrealized losses on available for sale securities were $20,171 on 49 securities of a total portfolio of 453 available for sale securities. Securities in an unrealized loss position at March 31, 2016 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $764,608 at March 31, 2016. Of the $764,608, $299,095 was related to agency commercial mortgage-backed securities and $465,513 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2016.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $8,585 at March 31, 2016. Of the $8,585, $1,633 was rated above investment grade and $6,952 was rated below investment grade. Approximately 27% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 73% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at March 31, 2016.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2016, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of B+ to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2016 consisted of $3,002 in investment grade bonds, $4,636 in split-rated bonds and $5,687 in below investment grade bonds. All of the below investment grade bonds were in an unrealized loss position for twelve months or longer as of March 31, 2016.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of March 31, 2016, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the first quarter of 2016, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2016 related to these securities. The total credit-related other-than-temporary impairment recognized in earnings during 2015 related to these securities was $34. The balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952 at March 31, 2016 and December 31, 2015.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of March 31, 2016 consisted of $4,527 in investment grade bonds and $39,260 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of March 31, 2016:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$6,668	$5,917	$751	$4,527	$0	$2,141
Mezzanine – Bank (now in senior position)	11,383	8,263	3,120	0	0	11,383
Mezzanine – Bank	26,091	15,285	10,806	0	0	26,091
Mezzanine – Bank & Insurance (combination)	5,200	3,128	2,072	0	0	5,200

Totals	$49,342	$32,593	$16,749	$4,527	$0	$44,815

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

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of AA to a high of Aaa. The below investment grade Trup Cdos range from a low of C to a high of Ba1.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 98.4% to a high of 308.4%, with a median of 156.9%, and a weighted average of 211.5%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2016 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $5,345 at March 31, 2016. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at March 31, 2016.

Other investment securities (cost method)

During the first quarter of 2016, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2016 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended March 31
	2016	2015
Balance of cumulative credit losses at beginning of period	$23,773	$23,739
Additions for credit losses recognized in earnings during the period:
Additional credit losses on securities for which OTTI was previously recognized	0	34
Reductions for securities sold or paid off during the period	0	0

Balance of cumulative credit losses at end of period	$23,773	$23,773

The amortized cost and estimated fair value of securities available for sale at March 31, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$11,741	$11,815	$10,448	$10,515
Due after one year through five years	268,067	272,458	273,469	274,158
Due after five years through ten years	214,787	223,693	213,274	216,636
Due after ten years	561,004	554,338	570,305	559,570
Marketable equity securities	5,345	5,948	4,844	5,455

Total	$1,060,944	$1,068,252	$1,072,340	$1,066,334

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

	March 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,381	$849	$0	$11,230
State and political subdivisions	9,321	20	226	9,115
Residential mortgage-backed securities
Agency	34	7	0	41
Single issue trust preferred securities	19,302	0	4,141	15,161
Other corporate securities	20	0	0	20

Total	$39,058	$876	$4,367	$35,567

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,425	$860	$0	$11,285
State and political subdivisions	9,321	21	253	9,089
Residential mortgage-backed securities
Agency	35	6	0	41
Single issue trust preferred securities	19,298	0	3,414	15,884
Other corporate securities	20	0	0	20

Total	$39,099	$887	$3,667	$36,319

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2016, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,917) and SunTrust Bank ($7,411). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,411) and Royal Bank of Scotland ($975). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2016 and 2015.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,009	$5,042	$5,029	$5,121
Due after one year through five years	9,648	10,481	9,672	10,458
Due after five years through ten years	4,045	3,822	4,045	3,794
Due after ten years	20,356	16,222	20,353	16,946

Total	$39,058	$35,567	$39,099	$36,319

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,000,586 and $986,982 at March 31, 2016 and December 31, 2015, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2016	December 31, 2015
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$918,334	$927,746
Nonowner-occupied commercial real estate	2,944,573	2,896,367
Other commercial loans	1,572,060	1,602,222

Total commercial, financial & agricultural	5,434,967	5,426,335
Residential real estate	2,272,589	2,268,685
Construction & land development	1,222,119	1,273,054
Consumer:
Bankcard	12,038	11,653
Other consumer	451,487	419,225

Total gross loans	$9,393,200	$9,398,952

The table above does not include loans held for sale of $5,395 and $10,681 at March 31, 2016 and December 31, 2015, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $130,734 or 1.39% of total gross loans at March 31, 2016 and $148,197 or 1.58% of total gross loans at December 31, 2015. The contractual principal in these acquired impaired loans was $185,985 and $208,765 at March 31, 2016 and December 31, 2015, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first quarter of 2016 follows:

Accretable yield at the beginning of the period	$12,156
Accretion (including cash recoveries)	(2,781)
Net reclassifications to accretable from non-accretable	3,582
Disposals (including maturities, foreclosures, and charge-offs)	(705)

Accretable yield at the end of the period	$12,252

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $267,448 and $241,000 at March 31, 2016 and December 31, 2015, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2016, United had TDRs of $24,156 as compared to $23,890 as of December 31, 2015. Of the $24,156 aggregate balance of TDRs at March 31, 2016, $11,450 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $23,890 aggregate balance of TDRs at December 31, 2015, $11,949 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of March 31, 2016, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2016, United had restructured loans in the amount of $2,747 that were modified by a reduction in the interest rate, $8,776 that were modified by a combination of a reduction in the interest rate and the principal and $12,633 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2016 and 2015, segregated by class of loans.

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2016			March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	3	1,441	1,438	1	240	240
Residential real estate	1	1,400	1,400	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	4	$2,841	$2,838	1	$240	$240

During the first quarter of 2016, $1,438 of restructured loans were modified by a change in terms and $1,400 were modified by a combination of a reduction in the interest rate and the principal. During the first quarter of 2015, $240 of restructured loans were modified by a change in terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended March 31, 2016 and 2015 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2016 and 2015, respectively.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2016

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,144	$8,851	$17,995	$900,339	$918,334	$39
Nonowner-occupied	11,872	20,252	32,124	2,912,449	2,944,573	1,530
Other commercial	19,216	43,819	63,035	1,509,025	1,572,060	361
Residential real estate	45,049	22,899	67,948	2,204,641	2,272,589	4,565
Construction & land development	4,537	15,000	19,537	1,202,582	1,222,119	178
Consumer:
Bankcard	274	170	444	11,594	12,038	170
Other consumer	7,246	1,251	8,497	442,990	451,487	1,048

Total	$97,338	$112,242	$209,580	$9,183,620	$9,393,200	$7,891

(1)	Other includes loans with a recorded investment of $130,734 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2015

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,639	$9,831	$18,470	$909,276	$927,746	$400
Nonowner-occupied	24,209	26,126	50,335	2,846,032	2,896,367	552
Other commercial	14,888	33,297	48,185	1,554,037	1,602,222	3,643
Residential real estate	44,312	28,332	72,644	2,196,041	2,268,685	4,294
Construction & land development	2,412	15,416	17,828	1,255,226	1,273,054	1,347
Consumer:
Bankcard	223	168	391	11,262	11,653	168
Other consumer	9,082	1,596	10,678	408,547	419,225	1,224

Total	$103,765	$114,766	$218,531	$9,180,421	$9,398,952	$11,628

(1)	Other includes loans with a recorded investment of $148,197 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$8,812	$9,431
Nonowner-occupied	18,722	25,574
Other commercial	43,458	29,654
Residential real estate	18,334	24,038
Construction & land development	14,822	14,069
Consumer:
Bankcard	0	0
Other consumer	203	372

Total	$104,351	$103,138

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2016
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$831,867	$2,785,394	$1,412,459	$1,053,524
Special mention	21,056	29,385	28,849	57,897
Substandard	65,411	129,794	129,287	110,152
Doubtful	0	0	1,465	546

Total	$918,334	$2,944,573	$1,572,060	$1,222,119

As of December 31, 2015
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$835,082	$2,710,504	$1,436,670	$1,095,238
Special mention	20,391	32,249	26,148	59,100
Substandard	72,273	153,614	136,585	118,716
Doubtful	0	0	2,819	0

Total	$927,746	$2,896,367	$1,602,222	$1,273,054

Credit Quality Indicators

Consumer Credit Exposure

As of March 31, 2016
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,203,207	$11,594	$442,714
Special mention	16,881	274	7,356
Substandard	52,056	170	1,379
Doubtful	445	0	38

Total	$2,272,589	$12,038	$451,487

As of December 31, 2015
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,195,420	$11,262	$408,271
Special mention	13,494	223	9,188
Substandard	57,981	168	1,766
Doubtful	1,790	0	0

Total	$2,268,685	$11,653	$419,225

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$27,976	$28,508	$0	$36,615	$36,828	$0
Nonowner-occupied	65,019	65,469	0	69,053	69,517	0
Other commercial	28,977	30,870	0	30,433	32,158	0
Residential real estate	28,315	29,902	0	21,431	22,329	0
Construction & land development	23,785	25,844	0	28,245	29,953	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	32	32	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,189	$4,189	$1,505	$4,555	$4,555	$1,253
Nonowner-occupied	6,431	6,431	1,293	7,890	7,890	1,362
Other commercial	39,682	44,623	20,638	29,486	33,127	18,269
Residential real estate	12,313	13,048	2,324	13,305	14,625	2,118
Construction & land development	12,565	18,217	4,721	14,132	20,135	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$32,165	$32,697	$1,505	$41,170	$41,383	$1,253
Nonowner-occupied	71,450	71,900	1,293	76,943	77,407	1,362
Other commercial	68,659	75,493	20,638	59,919	65,285	18,269
Residential real estate	40,628	42,950	2,324	34,736	36,954	2,118
Construction & land development	36,350	44,061	4,721	42,377	50,088	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	32	32	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$32,295	$59	$40,843	$62
Nonowner-occupied	67,036	207	55,463	163
Other commercial	29,705	100	37,081	100
Residential real estate	24,873	140	30,814	49
Construction & land development	26,015	27	52,445	79
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	40	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,372	$27	$4,988	$38
Nonowner-occupied	7,160	43	6,981	39
Other commercial	34,583	130	18,695	64
Residential real estate	12,809	6	6,359	11
Construction & land development	13,349	42	10,287	35
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$36,667	$86	$45,831	$100
Nonowner-occupied	74,196	250	62,444	202
Other commercial	64,288	230	55,776	164
Residential real estate	37,682	146	37,173	60
Construction & land development	39,364	69	62,732	114
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	40	0

At March 31, 2016 and December 31, 2015, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $28,981 and $32,228, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2016 and December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,542 and $234, respectively.

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first quarter of 2016, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three months ended March 31, 2016, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in negative provision for loan losses expense of $437 as compared to provision for loan losses expense of $3,364 for the three months ended March 31, 2015.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,193 and $936 at March 31, 2016 and December 31, 2015, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2016 and year ended December 31, 2015 are summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2016

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	(1,345)	(363)	(3,754)	(709)	(0)	(775)	(0)	(6,946)
Recoveries	781	504	980	211	59	140	0	2,675
Provision	2,275	751	4,086	(1,103)	(2,998)	913	111	4,035

Ending balance	$5,348	$6,201	$32,640	$13,547	$15,266	$2,273	$215	$75,490

Ending Balance: individually evaluated for impairment	$1,505	$1,293	$20,638	$2,325	$4,722	$0	$0	$30,483
Ending Balance: collectively evaluated for impairment	$3,843	$4,908	$12,002	$11,222	$10,544	$2,273	$215	$45,007
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$918,334	$2,944,573	$1,572,060	$2,272,589	$1,222,119	$463,525	$0	$9,393,200
Ending Balance: individually evaluated for impairment	$11,796	$20,744	$45,253	$14,603	$15,456	$0	$0	$107,852
Ending Balance: collectively evaluated for impairment	$888,869	$2,872,875	$1,505,804	$2,245,904	$1,177,673	$463,489	$0	$9,154,614
Ending Balance: loans acquired with deteriorated credit quality	$17,669	$50,954	$21,003	$12,082	$28,990	$36	$0	$130,734

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	(4,755)	(1,120)	(10,042)	(6,411)	(862)	(2,309)	(0)	(25,499)
Recoveries	829	74	714	495	511	499	0	3,122
Provision	3,522	(1,812)	13,725	7,229	(846)	722	34	22,574

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726

Ending Balance: individually evaluated for impairment	$1,253	$1,362	$18,269	$2,119	$4,789	$0	$0	$27,792
Ending Balance: collectively evaluated for impairment	$2,384	$3,947	$13,059	$13,029	$13,416	$1,995	$104	$47,934
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$927,746	$2,896,367	$1,602,222	$2,268,685	$1,273,054	$430,878	$0	$9,398,952
Ending Balance: individually evaluated for impairment	$12,670	$26,152	$35,342	$17,782	$15,779	$0	$0	$107,725
Ending Balance: collectively evaluated for impairment	$888,802	$2,817,748	$1,546,018	$2,237,865	$1,221,760	$430,837	$0	$9,143,030
Ending Balance: loans acquired with deteriorated credit quality	$26,274	$52,467	$20,862	$13,038	$35,515	$41	$0	$148,197

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($43,482)	$17,095

Goodwill not subject to amortization			$710,252

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($42,737)	$17,840

Goodwill not subject to amortization			$710,252

United incurred amortization expense of $745 and $855 for the quarters ended March 31, 2016 and 2015, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2015:

Year	Amount
2016	$2,981
2017	2,767
2018	2,574
2019	2,476
2020 and thereafter	7,042

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2016, federal funds purchased were $27,100 while total securities sold under agreements to repurchase (REPOs) were $315,475. Included in the $315,475 of total REPOs is a wholesale REPOs of $50,493, including purchase accounting amounts, assumed in the Virginia Commerce merger. This wholesale REPO is scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2016, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2016, United had an unused borrowing amount of approximately $2,368,741 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2016, $885,855 of FHLB advances with a weighted-average interest rate of 0.52% are scheduled to mature within the next five years. Overnight funds of $125,000 with an interest rate of 0.44% are included in the $885,855 above at March 31, 2016. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2016	$850,599
2017	256
2018	0
2019	35,000
2020 and thereafter	0

Total	$885,855

At March 31, 2016, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31,

2016 and December 31, 2015, the outstanding balance of the Debentures was $223,723 and $223,506, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations which were effective for United on January 1, 2015. The Basel III Capital Rules permit bank holding companies such as United with less than $15 billion in total consolidated assets as of December 31, 2009 to include in additional Tier 1 Capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 Capital prior to May 19, 2010 on a permanent basis, without any phase-out. However, United’s Trust Preferred Securities are subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Trust Preferred Securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. As of March 31, 2016, all of United’s Trust Preferred Securities qualify as Tier 1 Capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,550,476 and $2,587,957 of loan commitments outstanding as of March 31, 2016 and December 31, 2015, respectively, approximately half of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2016 and December 31, 2015, United had $226 of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $124,936 and $135,146 as of March 31, 2016 and December 31, 2015, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2016, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2016.

Derivative Classifications and Hedging Relationships March 31, 2016
	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$96,830	3.64%

Total Derivatives Used in Fair Value Hedges	$96,830

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$96,930

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0	Other assets	$0

Total derivatives designated as hedging instruments		$0		$0

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,164	Other assets	$2,942

Total derivatives not designated as hedging instruments		$3,164		$2,942

Total asset derivatives		$3,164		$2,942

	Liability Derivatives
	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$4,807	Other liabilities	$1,179

Total derivatives designated as hedging instruments		$4,807		$1,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,164	Other liabilities	$2,942

Total derivatives not designated as hedging instruments		$3,164		$2,942

Total liability derivatives		$7,971		$4,121

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

The effect of United’s derivative financial instruments on it Consolidated Statement of Income for the first three months ended March 31, 2016 and 2015 is presented below:

			Three Months Ended
	Income Statement Location		March 31, 2016	March 31, 2015
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$281	$(424)

Total derivatives in fair value hedging relationships			$281	$(424)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$281	$(424)

(1)	Represents net gains and net losses from derivative assets not designated as hedging instruments.

For the first three months ended March 31, 2016 and 2015, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but were not significant to United’s Consolidated Statements of Income.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2016, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2016. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2016 ranged from LIBOR plus 3.75% to LIBOR plus 12.50%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%, or $5,697.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2016 Using
Description	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,356	$0	$73,356	$0
State and political subdivisions	135,829	0	135,829	0
Residential mortgage-backed securities
Agency	477,292	0	477,292	0
Non-agency	8,754	0	8,754	0
Asset-backed securities	2,637	0	2,637	0
Commercial mortgage-backed securities
Agency	305,802	0	305,802	0
Trust preferred collateralized debt obligations	32,593	0	0	32,593
Single issue trust preferred securities	10,960	0	10,960	0
Other corporate securities	15,081	0	15,081	0

Total available for sale debt securities	1,062,304	0	1,029,711	32,593
Available for sale equity securities:
Financial services industry	3,186	757	2,429	0
Equity mutual funds (1)	1,623	1,623	0	0
Other equity securities	1,139	1,139	0	0

Total available for sale equity securities	5,948	3,519	2,429	0

Total available for sale securities	1,068,252	3,519	1,032,140	32,593
Derivative financial assets:
Interest rate contracts	3,164	0	3,164	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	7,971	0	7,971	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,786	$0	$73,786	$0
State and political subdivisions	133,778	0	133,778	0
Residential mortgage-backed securities
Agency	477,982	0	477,982	0
Non-agency	9,571	0	9,571	0
Asset-backed securities	3,399	0	3,399	0
Commercial mortgage-backed securities
Agency	305,935	0	305,935	0
Trust preferred collateralized debt obligations	34,686	0	0	34,686
Single issue trust preferred securities	11,693	0	11,693	0
Other corporate securities	10,049	0	10,049	0

Total available for sale debt securities	1,060,879	0	1,026,193	34,686
Available for sale equity securities:
Financial services industry	2,723	800	1,923	0
Equity mutual funds (1)	1,596	1,596	0	0
Other equity securities	1,136	1,136	0	0

Total available for sale equity securities	5,455	3,532	1,923	0

Total available for sale securities	1,066,334	3,532	1,028,116	34,686
Derivative financial assets:
Interest rate contracts	2,942	0	2,942	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,121	0	4,121	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2016 and the year ended December 31, 2015. The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2016	December 31, 2015
Balance, beginning of period	$34,686	$39,558
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	(34)
Included in other comprehensive income	(2,093)	(4,838)
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, end of period	$32,593	$34,686

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2016. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2016 and 2015.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2016	Carrying value at March 31, 2016			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$75,180	$0	$34,171	$41,009	$2,504
OREO	28,981	0	27,266	1,715	338

Description	Balance as of December 31, 2015	Carrying value at December 31, 2015			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$69,368	$0	$29,186	$40,182	$8,485
OREO	32,228	0	32,228	0	1,141

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Cash and cash equivalents	$904,841	$904,841	$0	$904,841	$0
Securities available for sale	1,068,252	1,068,252	3,519	1,032,140	32,593
Securities held to maturity	39,058	35,567	0	32,547	3,020
Other securities	100,000	95,000	0	0	95,000
Loans held for sale	5,395	5,395	0	5,395	0
Loans	9,302,903	9,350,404	0	0	9,350,404
Derivative financial assets	3,164	3,164	0	3,164	0
Deposits	9,324,568	9,310,035	0	9,310,035	0
Short-term borrowings	417,082	417,082	0	417,082	0
Long-term borrowings	1,035,071	1,007,356	0	1,007,356	0
Derivative financial liabilities	7,971	7,971	0	7,971	0
December 31, 2015
Cash and cash equivalents	$857,335	$857,335	$0	$857,335	$0
Securities available for sale	1,066,334	1,066,334	3,532	1,028,116	34,686
Securities held to maturity	39,099	36,320	0	33,300	3,020
Other securities	98,749	93,811	0	0	93,811
Loans held for sale	10,681	10,681	0	10,681	0
Loans	9,308,354	9,289,463	0	0	9,289,463
Derivative financial assets	2,942	2,942	0	2,942	0
Deposits	9,341,527	9,332,451	0	9,332,451	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term borrowings	423,028	423,028	0	423,028	0
Long-term borrowings	1,015,249	988,270	0	988,270	0
Derivative financial liabilities	4,121	4,121	0	4,121	0

13. STOCK BASED COMPENSATION

On May 16, 2011, United’s shareholders approved the 2011 Long-Term Incentive Plan (2011 LTI Plan). The 2011 LTI Plan became effective as of July 1, 2011. An award granted under the 2011 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights, restricted stock, or restricted stock units. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2011 LTI Plan is 1,500,000. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock units awards which are settled in shares is 350,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,150,000. The shares to be offered under the 2011 LTI Plan may be authorized and unissued shares or treasury shares. With respect to awards that are intended to satisfy the requirements for performance-based compensation under Code Section 162(m), the maximum number of options and stock appreciation rights, in the aggregate, which may be awarded pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 100,000, and the maximum number of shares of restricted stock and/or shares subject to a restricted stock units award that may be granted pursuant to the 2011 LTI Plan to any individual participant during any calendar year is 50,000 shares. A participant may be any key employee of United or its affiliates or a non-employee member of United’s Board of Directors. Subject to certain change in control provisions, stock options, SARs, restricted stock and restricted stock units generally will vest in 25% increments over the first four anniversaries of the awards unless the Committee specifies otherwise in the award agreement. No award will vest sooner than 1/3 per year over the first three anniversaries of the award. Beginning in 2014, awards granted to executive officers of United have performance based vesting conditions. A Form S-8 was filed on September 2, 2011 with the Securities and Exchange Commission to register all the shares which were available for the 2011 LTI Plan. During the first quarter of 2016, a total of 189,780 non-qualified stock options and 64,092 shares of restricted stock were granted under the 2011 LTI Plan.

Compensation expense of $658 and $631 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the first quarter of 2016 and 2015, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2016, and the changes during the first three months of 2016 are presented below:

	Three Months Ended March 31, 2016
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2016	1,207,110			$28.15
Granted	189,780			35.04
Exercised	(42,441)			19.43
Forfeited or expired	(8,694)			32.95

Outstanding at March 31, 2016	1,345,755	$9,905	6.5	$29.37

Exercisable at March 31, 2016	900,457	$8,531	5.3	$27.24

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2016:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	426,395	$6.68
Granted	189,780	6.97
Vested	(162,183)	6.59
Forfeited or expired	(8,694)	6.81

Nonvested at March 31, 2016	445,298	$6.84

During the three months ended March 31, 2016 and 2015, 42,441 and 89,875 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2016 and 2015 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2016 and 2015 was $678 and $610, respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	129,772	$31.69
Granted	64,092	35.04
Vested	(49,179)	30.51
Forfeited	(3,288)	32.16

Outstanding at March 31, 2016	141,397	$33.60

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

Included in accumulated other comprehensive income at December 31, 2015 are unrecognized actuarial losses of $55,998 ($35,727 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $4,618 ($2,946 net of tax).

Net periodic pension cost for the three months ended March 31, 2016 and 2015 included the following components:

	Three Months Ended March 31
	2016	2015
Service cost	$607	$740
Interest cost	1,456	1,430
Expected return on plan assets	(2,012)	(2,293)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,148	1,208
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$1,199	$1,085

Weighted-Average Assumptions:
Discount rate	4.75%	4.35%
Expected return on assets	7.25%	7.50%
Rate of compensation increase (prior to age 45)	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2016, United has provided a liability for $2,153 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012, 2013 and 2014 and certain State Taxing authorities for the years ended December 31, 2012 through 2014.

As of March 31, 2016 and 2015, the total amount of accrued interest related to uncertain tax positions was $752 and $825, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
Net Income	$34,706	$34,627
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(100)
Related income tax effect	0	36
Less : OTTI charges recognized in net income	0	34
Related income tax benefit	0	(12)
Reclassification of previous noncredit OTTI to credit OTTI	0	0
Related income tax benefit	0	0

Net unrealized gain (loss) on AFS securities with OTTI	0	(42)
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	13,317	8,471
Related income tax effect	(4,821)	(3,066)
Net reclassification adjustment for losses (gains) included in net income	(4)	(46)
Related income tax (benefit) expense	1	17

	8,493	5,376

Net effect of AFS securities on other comprehensive income	8,493	5,334
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	1	1
Related income tax expense	(0)	(0)

Net effect of HTM securities on other comprehensive income	1	1
Pension plan:
Recognized net actuarial loss	1,148	1,208
Related income tax benefit	(419)	(440)

Net effect of change in pension plan asset on other comprehensive income	729	768

Total change in other comprehensive income	9,223	6,103

Total Comprehensive Income	$43,929	$40,730

The components of accumulated other comprehensive income for the three months ended March 31, 2016 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2016

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2016	($2,515)	($57)	($35,640)	($38,212)
Other comprehensive income before reclassification	8,496	1	0	8,497
Amounts reclassified from accumulated other comprehensive income	(3)	0	729	726

Net current-period other comprehensive income, net of tax	8,493	1	729	9,223

Balance at March 31, 2016	$5,978	($56)	($34,911)	($28,989)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Three Months Ended March 31, 2016

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(4)	Net gains on sales/calls of investment securities

	(4)	Total before tax
Related income tax effect	1	Tax expense

	(3)	Net of tax
Pension plan:
Recognized net actuarial loss	1,148 (a)

	1,148	Total before tax
Related income tax effect	(419)	Tax expense

	729	Net of tax

Total reclassifications for the period	$726

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

Earnings per common share is computed using the two-class method. The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended March 31
	2016	2015
Distributed earnings allocated to common stock	$22,954	$22,167
Undistributed earnings allocated to common stock	11,688	12,399

Net earnings allocated to common shareholders	$34,642	$34,566

	Three Months Ended March 31
	2016	2015
Average common shares outstanding	69,497,489	69,207,508
Common stock equivalents	216,632	269,336

Average diluted shares outstanding	69,714,121	69,476,844

Earnings per basic common share	$0.50	$0.50
Earnings per diluted common share	$0.50	$0.50

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2016			As of December 31, 2015
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,435	$232,436	$7,999	$240,468	$232,492	$7,976

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On July 1, 2015, the Durbin Amendment became effective for United. The Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. The Durbin Amendment has significantly affected United’s fees from deposit services since its effective date as discussed in the “Other Income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2016, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Generally, United has presented these non-GAAP financial measures because it believes that these measures provide meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of these non-GAAP financial measures is consistent with how United’s management evaluates its performance internally and these non-GAAP financial measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent net interest income and the allowance for loan losses as a percentage of non-acquired loans. Management believes these non-GAAP financial measures, if significant, to be helpful in understanding United’s results of operations or financial position. However, this non-GAAP information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses, the valuation of investment securities and the related other-than-temporary impairment analysis, the accounting for acquired loans and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2016, the allowance for loan losses was $75.5 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.5 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2016 net income by approximately $4.9 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At March 31, 2016, approximately 9.32% of total assets, or $1.18 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.59% or $1.10 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 6.41% or $75.32 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2016, only $7.97 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of March 31, 2016 were $12.61 billion which relatively flat from December 31, 2015, increasing $28.94 million or less than 1%. Portfolio loans and investment securities were flat as well, decreasing $5.69 million and increasing $3.13 million, respectively. Both changes were by less than 1%. Cash and cash equivalents increased $47.51 million or 5.54%. Loans held for sale and other assets decreased $5.29 million or 49.49% and $10.15 million or 2.68%, respectively. Total liabilities were flat from year-end 2015, increasing $6.54 million or less than 1%. Deposits and borrowings were both relatively flat from year-end 2015. Deposits declined $16.96 million while borrowings increased $13.88 million, both changes were less than 1%. Shareholders’ equity increased $22.40 million or 1.31% from year-end 2015.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2016 increased $47.51 million or 5.54% from year-end 2015. Of this total increase, cash and due from banks increased $14.78 million while interest-bearing deposits with other banks increased $32.73 million or 4.55% as United placed excess cash in an interest-bearing account with the Federal Reserve. Federal funds sold were flat. During the first three months of 2016, net cash of $57.93 million and $13.82 million was provided by operating activities and investing activities, respectively, while $24.25 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2016 and 2015.

Securities

Total investment securities at March 31, 2016 were flat from year-end 2015, increasing $3.13 million or less than 1%. Securities available for sale were flat, increasing $1.92 million or less than 1%. This slight change in securities available for sale reflects $35.00 million in sales, maturities and calls of securities, $23.81 million in purchases, and an increase of $13.31 million in market value. Securities held to maturity were flat, decreasing $41 thousand or less than 1% from year-end 2015 due to calls and maturities of securities. Other investment securities increased $1.25 million or 1.27% from year-end 2015 due to the purchase of FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2015:

(Dollars in thousands)	March 31 2016	December 31 2015	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,356	$73,786	$(430)	(0.58%)
State and political subdivisions	135,829	133,778	2,051	1.53%
Mortgage-backed securities	791,848	793,488	(1,640)	(0.21%)
Asset-backed securities	2,637	3,399	(762)	(22.42%)
Marketable equity securities	5,948	5,455	493	9.04%
Trust preferred collateralized debt obligations	32,593	34,686	(2,093)	(6.03%)
Single issue trust preferred securities	10,960	11,693	(733)	(6.27%)
Corporate securities	15,081	10,049	5,032	50.07%

Total available for sale securities, at fair value	$1,068,252	$1,066,334	$1,918	0.18%

The following table summarizes the changes in the held to maturity securities since year-end 2015:

(Dollars in thousands)	March 31 2016	December 31 2015	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,381	$10,425	$(44)	(0.42%)
State and political subdivisions	9,321	9,321	0	0.00%
Mortgage-backed securities	34	35	(1)	(2.86%)
Single issue trust preferred securities	19,302	19,298	4	0.02%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$39,058	$39,099	$(41)	(0.10%)

At March 31, 2016, gross unrealized losses on available for sale securities were $20.17 million. Securities in an unrealized loss position at March 31, 2016 consisted primarily of Trup Cdos and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions.

As of March 31, 2016, United’s mortgage-backed securities had an amortized cost of $773.23 million, with an estimated fair value of $791.89 million. The portfolio consisted primarily of $465.55 million in agency residential mortgage-backed securities with a fair value of $477.33 million, $8.59 million in non-agency residential mortgage-backed securities with an estimated fair value of $8.75 million, and $299.10 million in commercial agency mortgage-backed securities with an estimated fair value of $305.80 million. As of March 31, 2016, United’s asset-backed securities had an amortized cost of $2.64 million, with an estimated fair value of $2.64 million.

As of March 31, 2016, United’s corporate securities had an amortized cost of $102.33 million, with an estimated fair value of $79.76 million. The portfolio consisted primarily of $49.34 million in Trup Cdos with a fair value of $32.59 million and $32.63 million in single issue trust preferred securities with an estimated fair value of $26.12 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $20.36 million and a fair value of $21.05 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.92 million of the Company’s pooled securities, while mezzanine tranches represent $26.67 million. Of the $26.67 million in mezzanine tranches, $8.26 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of March 31, 2016, Trup Cdos with a fair value of $3.71 million were investment grade, and the remaining $28.88 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of March 31, 2016, United’s single issue trust preferred securities had a fair value of $26.12 million. Of the $26.12 million, $11.79 million or 45.14% were investment grade; $8.00 million or 30.64% were split rated; and $6.33 million or 24.22% were below investment grade. The two largest exposures accounted for 53.75% of the $26.12 million. These included Wells Fargo at $8.04 million and SunTrust Bank at $6.00 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of March 31, 2016:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						(Dollars in thousands)
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,205	$(64)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,113	3,315	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,306	1,029	277	1,546
SECURITY 5	Mezzanine	C-2	Caa2	NR	C	1,978	953	1,025	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,146	770	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,489	2,749	1,740	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,677	2,261	1,416	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,252	1,724	(472)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	856	1,006	(150)	406
SECURITY 14	Mezzanine	B-1	B1	NR	CC	3,300	1,875	1,425	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	3,600	2,836	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	2,000	1,439	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,500	750	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	4,527	3,712	815	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	2,847	2,420	427	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,300	1,200	0

						$49,342	$32,593	$16,749	$20,613

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	8.3%	25 - 85%	(91.2)%	61.2%	38.8%
2	5	0.7%	11.9%	6.3%	75 - 90%	(127.2)%	45.4%	54.6%
4	38	18.9%	12.1%	6.7%	0 - 90%	(5.4)%	43.1%	56.9%
5	41	3.0%	13.8%	6.6%	90%	(3.6)%	91.3%	8.7%
6	42	6.9%	19.0%	6.7%	0 - 90%	(19.0)%	58.5%	41.5%
7	19	0.0%	18.1%	6.5%	N/A	(11.5)%	84.9%	15.1%
8	25	1.5%	22.4%	7.0%	75%	(26.6)%	68.3%	31.7%
12	5	0.0%	14.5%	5.0%	N/A	(3.6)%	73.4%	26.6%
13	5	0.0%	14.5%	5.0%	N/A	(3.6)%	85.9%	14.1%
14	44	8.3%	9.6%	6.3%	0 - 90%	6.3%	88.0%	12.0%
15	18	0.8%	19.7%	8.5%	90%	(33.9)%	64.4%	35.6%
16	14	0.0%	18.8%	6.4%	N/A	(17.7)%	68.8%	31.2%
17	28	3.0%	12.1%	7.0%	75%	(3.8)%	75.0%	25.0%
18	28	3.2%	14.6%	5.6%	15%	68.7%	100.0%	0.0%
19	5	0.0%	4.6%	6.3%	N/A	36.3%	100.0%	0.0%
22	31	3.7%	9.3%	7.0%	50% - 90%	3.3%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of March 31, 2016:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant	NR	NR	B+	$5,687	$3,824	$1,863
Bank of America	Ba1	NR	BBB-	4,636	3,900	736
M&T Bank	NR	BBB-	BBB-	3,002	3,236	(234)

				$13,325	10,960	2,365

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.41 million) and Royal Bank of Scotland ($975 thousand).

During the first quarter of 2016, United did not recognize any other-than-temporary impairment charges on investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2016 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $5.29 million or 49.49% as loan sales in the secondary market exceeded loan originations during the first three months of 2016. Portfolio loans, net of unearned income, were flat from year-end 2015, decreasing $5.69 million or less than 1%. Since year-end 2015, commercial, financial and agricultural loans increased $8.63 million less than 1% as commercial real estate loans increased $38.79 million while commercial loans (not secured by real estate) decreased $30.16 million. In addition, construction and land development loans decreased $50.94 million or 4.00% and residential real estate loans increased $3.90 million or less than 1%. Bankcard lending increased $385 thousand or 3.30% while other consumer loans increased $32.26 million or 7.70%. Organically, portfolio loans decreased $4.67 million from year-end 2015.

The following table summarizes the changes in the major loan classes since year-end 2015:

(Dollars in thousands)	March 31 2016	December 31 2015	$ Change	% Change
Loans held for sale	$5,395	$10,681	$(5,286)	(49.49%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$918,334	$927,746	$(9,412)	(1.01%)
Nonowner-occupied commercial real estate	2,944,573	2,896,367	48,206	1.66%
Other commercial loans	1,572,060	1,602,222	(30,162)	(1.88%)

Total commercial, financial, and agricultural	$5,434,967	$5,426,335	$8,632	0.16%
Residential real estate	2,272,589	2,268,685	3,904	0.17%
Construction & land development	1,222,119	1,273,054	(50,935)	(4.00%)
Consumer:
Bankcard	12,038	11,653	385	3.30%
Other consumer	451,487	419,225	32,262	7.70%
Less: Unearned income	(14,807)	(14,872)	65	(0.44%)

Total Loans, net of unearned income	$9,378,393	$9,384,080	$(5,687)	(0.06%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $10.15 million or 2.68% from year-end 2015. Deferred tax assets decreased $7.07 million. The remainder of the decrease in other assets is the result of a decrease of $3.25 million in OREO due to sales and adjustments to the fair value of properties.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2016 were flat from year-end 2015, decreasing $16.96 million or less than 1%. In terms of composition, noninterest-bearing deposits increased $92.61 million or 3.43% while interest-bearing deposits decreased $109.57 million or 1.65% from December 31, 2015.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $53.70 million or 2.68%. In addition, noninterest-bearing deposits of public funds increased $10.70 million or 12.06%.

All major categories of interest-bearing deposits except regular savings declined from year-end 2015. Interest-bearing checking accounts decreased $31.96 million or 1.90% mainly due to a $30.20 million decrease in personal interest-bearing checking accounts. Interest-bearing MMDAs decreased $25.85 million or 1.09% as commercial MMDAs declined $22.96 million or 1.70%. Time deposits under $100,000 decreased $34.40 million or 4.33%. This decrease in time deposits under $100,000 is the result of a $33.94 million decrease in fixed rate certificates of deposits (CDs). Time deposits over $100,000 decreased $39.20 million or 3.55% due to fixed rate CDs decreasing $25.87 million and Certificate of Deposit Account Registry Service (CDARS) balances decreasing $7.40 million. Regular savings increased $21.85 or 3.16%.

The following table summarizes the changes in the deposit categories since year-end 2015:

(Dollars in thousands)	March 31 2016	December 31 2015	$ Change	% Change
Demand deposits	$2,792,571	$2,699,958	$92,613	3.43%
Interest-bearing checking	1,651,352	1,683,316	(31,964)	(1.90%)
Regular savings	713,924	692,079	21,845	3.16%
Money market accounts	2,342,211	2,368,063	(25,852)	(1.09%)
Time deposits under $100,000	760,024	794,428	(34,404)	(4.33%)
Time deposits over $100,000 (1)	1,064,486	1,103,683	(39,197)	(3.55%)

Total deposits	$9,324,568	$9,341,527	$(16,959)	(0.18%)

(1)	Includes time deposits of $250,000 or more of $397,151 and $386,484 at March 31, 2016 and December 31, 2015, respectively.

Borrowings

Total borrowings at March 31, 2016 were flat from year-end 2015, increasing $13.88 million or less than 1%. During the first three months of 2016, short-term borrowings decreased $5.95 million or 1.41% due to a $25.82 million decrease in short-term securities sold under agreements to repurchase. Partially offsetting this decrease was an increase of $15.00 million in overnight FHLB advances and a $4.87 million increase in federal funds purchased. Long-term borrowings increased $19.82 million or 1.95% since year-end 2015 as long-term FHLB advances increased $19.98 million.

The table below summarizes the change in the borrowing categories since year-end 2015:

(Dollars in thousands)	March 31 2016	December 31 2015	$ Change	% Change
Federal funds purchased	$27,100	$22,230	$4,870	21.91%
Short-term securities sold under agreements to repurchase	264,982	290,798	(25,816)	(8.88%)
Long-term securities sold under agreements to repurchase	50,493	50,863	(370)	(0.73%)
Short-term FHLB advances	125,000	110,000	15,000	13.64%
Long-term FHLB advances	760,855	740,880	19,975	2.70%
Issuances of trust preferred capital securities	223,723	223,506	217	0.10%

Total borrowings	$1,452,153	$1,438,277	$13,876	0.96%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2016 increased $9.36 million or 11.07% from year-end 2015. In particular, income taxes payable increased $5.96 million due to a timing difference, derivative liabilities increased $3.85 million due to a change in value and business franchise taxes increased $1.50 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $1.50 million in incentive payables due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2016 increased $22.40 million or 1.31% from December 31, 2015. Earnings net of dividends for the first three months of 2016 were $11.71 million.

Accumulated other comprehensive income increased $9.22 million due mainly to an increase of $8.49 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of pension costs was $729 thousand for the first quarter of 2016.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2016 was $34.71 million or $0.50 per diluted share compared to $34.63 million or $0.50 per share for the first three months of 2015. United’s annualized return on average assets for the first three months of 2016 was 1.13% and return on average shareholders’ equity was 8.06% as compared to 1.16% and 8.38% for the first three months of 2015.

Net interest income for the first three months of 2016 was $98.28 million, which was an increase of $3.54 million or 3.73% from net interest income of $94.75 million for the first three months of 2015. The increase in net interest income occurred because total interest income increased $3.95 million while total interest expense only increased $412 thousand from the first quarter of 2015.

The provision for loan losses was $4.04 million for the first three months of 2016 as compared to $5.35 million for the first three months of 2015. Noninterest income was $16.39 million for the first three months of 2016, down $1.80 million or 9.89% when compared to the first three months of 2015. Noninterest expense for the first three months of 2016 was flat, decreasing $401 thousand or less than 1% from the first three months of 2015. Income taxes increased $2.58 million for the first three months of 2016 as compared to the first three months of 2015. The effective tax rate was 34.00% and 30.65% for the first quarter of 2016 and 2015, respectively.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2016 and 2015, are presented below.

Net interest income for the first three months of 2016 was $98.28 million, which was an increase of $3.54 million or 3.73% from the first quarter of 2015. The $3.54 million increase in net interest income occurred because total interest income increased $3.95 million while total interest expense increased $412 thousand from the first quarter of 2015. On a linked-quarter basis, net interest income for the first quarter of 2016 increased $1.13 million or 1.16% from the fourth quarter of 2015. The $1.13 million increase in net interest income occurred because total interest income increased $1.26 million while total interest expense only increased $127 thousand from the fourth quarter of 2015. Generally, interest income for the first quarter of 2016 increased from the first quarter of 2015 because of higher market interest rates. Likewise, interest expense for the first quarter of 2016 was impacted by the higher market interest rates, but not at the same pace. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income of $99.78 million for the first quarter of 2016 was an increase of $3.46 million or 3.59% from the first quarter of 2015. This increase was due mainly to higher average earning assets. Average earning assets for the first quarter of 2016 increased $231.96 million or 2.15% from the first quarter of 2015. Average net loans increased $338.35 million or 3.78% while average investment securities declined $108.27 million or 8.31%. The first quarter of 2016 average yield on earning assets increased 3 basis points from the first quarter of 2015 due mainly to increased interest accretion of $1.13 million on acquired loans. Higher market interest rates in the first quarter of 2016 also had a positive impact on the average yield on earning assets. In particular, the average yield on investment securities increased 8 basis points from the first quarter of 2015. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2016 was an increase of 2 basis points in the average cost of funds primarily due to higher market interest rates as compared to the first quarter of 2015. In particular, the average cost of long-term borrowings increased 21 basis points due mainly to the higher rates. The net interest margin of 3.64% for the first quarter of 2016 was an increase of 3 basis points from the net interest margin of 3.61% for the first quarter of 2015.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2016 was relatively flat from the fourth quarter of 2015, increasing $944 thousand or less than 1% due mainly to an increase in the average yield on earning assets. The yield on average earning assets for the first quarter of 2016 increased 9 basis points from the fourth quarter of 2015 due mainly to higher market interest rates. In particular, the average yield on investment securities increased 17 basis points. Average earning assets were relatively flat, decreasing $24.38 million or less than 1% from the fourth quarter of 2015. Average net loans increased $103.53 million or 1.13% while average short-term investments and average investment securities decreased $101.88 million or 16.42% and $26.03 million or 2.13%, respectively. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2016 was an increase of a basis point in the average cost of funds as compared to the fourth quarter of 2015. The net interest margin of 3.64% for the first quarter of 2016 was an increase of 8 basis points from the net interest margin of 3.56% for the fourth quarter of 2015.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2016, March 31, 2015 and December 31, 2015:

	Three Months Ended
(Dollars in thousands)	March 31 2016	March 31 2015	December 31 2015
Loan accretion	$3,255	$2,129	$3,740
Certificates of deposit	0	718	131
Long-term borrowings	153	153	153

Total	$3,408	$3,000	$4,024

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2016, March 31, 2015 and December 31, 2015:

	Three Months Ended
(Dollars in thousands)	March 31 2016	March 31 2015	December 31 2015
Net interest income, GAAP basis	$98,284	$94,749	$97,155
Tax-equivalent adjustment (1)	1,493	1,569	1,678

Tax-equivalent net interest income	$99,777	$96,318	$98,833

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2016 and 2015, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$518,479	$622	0.48%	$516,594	$331	0.26%
Investment Securities:
Taxable	1,075,119	7,707	2.87%	1,184,583	8,189	2.77%
Tax-exempt	119,902	1,282	4.28%	118,704	1,354	4.56%

Total Securities	1,195,021	8,989	3.01%	1,303,287	9,543	2.93%
Loans, net of unearned income (2)	9,371,437	100,378	4.30%	9,032,769	96,244	4.31%
Allowance for loan losses	(75,674)			(75,351)

Net loans	9,295,763		4.34%	8,957,418		4.35%

Total Earning Assets	11,009,263	$109,989	4.01%	10,777,299	$106,118	3.98%

Other assets	1,339,675			1,361,987

TOTAL ASSETS	$12,348,938			$12,139,286

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,586,241	$6,885	0.42%	$6,442,066	$6,885	0.43%
Short-term borrowings	278,342	214	0.31%	371,508	231	0.25%
Long-term borrowings	1,022,868	3,113	1.22%	1,077,454	2,684	1.01%

Total Interest-Bearing Funds	7,887,451	10,212	0.52%	7,891,028	9,800	0.50%

Noninterest-bearing deposits	2,662,307			2,507,695
Accrued expenses and other liabilities	67,504			65,154

TOTAL LIABILITIES	10,617,262			10,463,877
SHAREHOLDERS’ EQUITY	1,731,676			1,675,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,348,938			$12,139,286

NET INTEREST INCOME		$99,777			$96,318

INTEREST SPREAD			3.49%			3.48%
NET INTEREST MARGIN			3.64%			3.61%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2016 and 2015, the provision for loan losses was $4.04 million and $5.35 million, respectively. Net charge-offs were $4.27 million for the first quarter of 2016 as compared to net charge-offs of $5.31 million for the same quarter in 2015. These lower amounts of provision expense and net charge-offs for the first quarter of 2016 compared to the first quarter of 2015 were due to a reduction in charge-offs and need for provision related to impairments associated with United’s portfolio of acquired loans. On a linked-quarter basis, the provision for loan losses decreased $2.29 million while net charge-offs decreased $1.81 million from the fourth quarter of 2015. These lower amounts of provision expense and net charge-offs for the first quarter of 2016 compared to the fourth quarter of 2015 were due mainly to increased recoveries on acquired loans that were previously impaired. Annualized net charge-offs as a percentage of average loans were 0.18% for the first quarter of 2016. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.31% for the year of 2015.

At March 31, 2016, nonperforming loans were $124.95 million or 1.33% of loans, net of unearned income compared to nonperforming loans of $126.71 million or 1.35% of loans, net of unearned income at December 31, 2015. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $7.89 million at March 31, 2016, a decrease of $3.74 million or 32.14% from $11.63 million at year-end 2015. This decrease was due to the repayment of a loan that was 90 days or more past due at year-end 2015. At March 31, 2016, nonaccrual loans of $92.90 million were relatively flat from year-end 2015, increasing $1.71 million or 1.88%. Restructured loans were $24.16 million at March 31, 2016 which was also relatively flat from $23.89 million of restructured loans at year-end 2015. However, four loans totaling $2.84 million were restructured during the quarter while one loan for $1.07 million was removed from restructured status due to a satisfactory payment history and loan terms which reflected a market rate of interest. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $153.93 million, including OREO of $28.98 million at March 31, 2016, represented 1.22% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2016, impaired loans were $249.28 million, which was a decrease of $5.90 million or 2.31% from $255.18 million at December 31, 2015. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2016 and December 31, 2015, the allowance for credit losses was $76.68 million and $76.66 million, respectively.

At March 31, 2016, the allowance for loan losses was $75.49 million as compared to $75.73 million at December 31, 2015. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.80% at March 31, 2016 and 0.81% at December 31, 2015. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans.

The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income for the years ended March 31, 2016 and December 31, 2015:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Allowance for Loan Losses (GAAP)	$75,490	$75,726

Loans, net of unearned income (GAAP)	9,378,393	9,384,080
Less: Acquired Loans (non-GAAP)	(1,698,353)	(1,791,023)

Non-Acquired Loans, net of unearned income (non-GAAP)	$7,680,040	$7,593,057

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	0.98%	1.00%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 60.42% and 59.76% at March 31, 2016 and December 31, 2015, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at March 31, 2016 produced increased allocations in four of the six loan categories. The other commercial loan pool allocation increased $1.31 million due to recognition of additional inherent loss relative to United’s oil and gas industry exposure. The commercial real estate owner-occupied loan pool allocation increased $1.71 million due to an increase in graded loans within the portfolio and an increase in the corresponding historical loss rate. The commercial real estate nonowner-occupied loan pool allocation increased $892 thousand due to an increase in the portfolio of graded loans as well as an increase in historical loss rates. The consumer loan pool also experienced an increase of $278 thousand due to an increase in portfolio outstandings and increase in historical loss rates. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $2.94 million due to a decrease in portfolio outstandings as well as historical loss rates applied to the portfolio. The residential real estate loan pool allocation decreased $1.60 million due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2015 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $30.48 million at March 31, 2016 and $27.79 million at December 31, 2015. In comparison to the prior year-end, this element of the allowance increased by $2.69 million primarily due to increased specific allocations for other commercial loans.

Management believes that the allowance for credit losses of $76.68 million at March 31, 2016 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first quarter of 2016 was $16.39 million, which was a decrease of $1.80 million or 9.89% from the first quarter of 2015. This decrease was mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion.

Fees from deposit services were $7.97 million for the first quarter of 2016 which was a decrease of $1.80 million or 18.42% from the first quarter of 2015. In particular, debit card fees decreased $1.36 million from the first quarter of 2015 as a result of the Durbin Amendment. In addition, overdraft fees for the first quarter of 2016 declined $313 thousand from last year’s first quarter.

Income from mortgage banking for the first quarter of 2016 increased $183 thousand or 33.58% from the first quarter of 2015 due to increased production and sales of mortgage loans in the secondary market. Mortgage loan sales for the first quarter of 2016 were $35.17 million, up $1.94 million or 5.83% from mortgage loan sales of $33.23 million for the first quarter of 2015. Income from mortgage banking was $728 thousand for the first quarter of 2016 as compared to $545 thousand for the first quarter of 2015.

No other-than-temporary impairment charges on investment securities were recognized during the first quarter of 2016 as compared to noncash, before-tax, other-than-temporary impairment charges of $34 thousand on certain investment securities for the first quarter of 2015. Net gains on sales and calls of investment securities were only $4 thousand for the first quarter of 2016 as compared to $46 thousand for the first quarter of 2015.

On a linked-quarter basis, noninterest income for the first quarter of 2016 decreased $1.73 million or 9.56% from the fourth quarter of 2015. This decrease was partially due to a decrease of $612 thousand in income from bank-owned life insurance policies due to a death benefit in the fourth quarter of 2015. In addition, fees from deposit services declined $723 thousand as a result of a decrease in overdraft fees and $660 thousand in fees from bankcard services due to a decline in volume, both due to seasonality. Partially offsetting these decreases was an increase of $344 thousand in income from trust and brokerage services due to an increase in volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2016 was $58.06 million which was relatively flat from the first quarter of 2015, increasing $401 thousand or less than 1%. Included in noninterest expense for the first quarter of 2015 was a charge of $1.26 million related to historical tax credits.

Employee compensation for the first quarter of 2016 increased $2.01 million or 9.92% when compared to the first quarter of 2015. This increase was due to increases of $1.07 million in expense for employee incentives and $853 thousand in base salaries of employees. Employee compensation was $22.28 million for the first quarter of 2016 as compared to $20.27 million for the first quarter of 2015.

Employee benefits expense decreased $200 thousand or 2.94% from the first quarter of 2015 due mainly a decrease in pension expense as a result of a change in the assumptions used in the valuation process at year-end 2015.

Net occupancy expense for the first quarter of 2016 decreased $276 thousand or 4.23% from the first quarter of 2015 due to small declines in building maintenance, real property taxes and utilities expense.

Other real estate owned (OREO) expense was $649 thousand for the first quarter of 2016, a decrease of $464 thousand or 41.69% from the first quarter of 2015. This decrease was mainly due to fewer losses on sales of OREO properties in the first quarter of 2016.

On a linked-quarter basis, noninterest expense for the first quarter of 2016 was relatively flat from the fourth quarter of 2015, decreasing $562 thousand or less than 1%. This slight decrease was due primarily to decreases in employee compensation of $2.15 million due mainly to fewer employees (seasonality and open positions) and employee benefits expense of $402 thousand due to lower pension expense. Partially offsetting these decreases were increases of $677 thousand in net occupancy expense due to increased real property taxes and $499 thousand in the expense associated with the reserve for lending-related commitments.

United’s efficiency ratio was 50.63% for the first quarter of 2016 as compared to 51.05% and 50.85% for the first and fourth quarters of 2015, respectively.

Income Taxes

For the first quarter of 2016, income tax expense was $17.88 million as compared to $15.30 million for the first quarter of 2015, an increase of $2.58 million or 16.83%. The increase was primarily due to historical tax credits recognized in the first quarter of 2015. On a linked-quarter basis, income tax expense increased $1.02 million from the fourth quarter of 2015 due to higher earnings and tax rate. United’s effective tax rate was approximately 34.00% for the first quarter of 2016 as compared to 30.65% for the first quarter of 2015 and 33.50% for fourth quarter of 2015. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2015 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2015 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

As of March 31, 2016, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.15 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2015 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2016 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2015 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2016, cash of $57.93 million was provided by operating activities due mainly to net income of $34.71 million for the quarter. Net cash of $13.82 million was provided by investing activities which was primarily due to net proceeds of $11.19 million from sales over purchases of investment securities. During the first three months of 2016, net cash of $24.25 million was used in financing activities due primarily to the payment of cash dividends in the amount of $22.97 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $47.51 million for the first three months of 2016.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 12.85% at March 31, 2016 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 9.90%, 12.12% and 10.84%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $1.74 billion at March 31, 2016, increasing $22.40 million or 1.31% from December 31, 2015 primarily due to the retention of earnings. United’s equity to assets ratio was 13.76% at March 31, 2016 as compared to 13.62% at December 31, 2015. The primary capital ratio, capital and reserves to total assets and reserves, was 14.28% at March 31, 2016 as compared to 14.14% at December 31, 2015. United’s average equity to average asset ratio was 14.02% for the first quarter of 2016 as compared to 13.80% the first quarter of 2015. All of these financial measurements reflect a financially sound position.

During the first quarter of 2016, United’s Board of Directors declared a cash dividend of $0.33 per share. Total cash dividends declared were $23.00 million for the first quarter of 2016 which was an increase of $790 thousand or 3.56% from dividends declared of $22.21 million for the first quarter of 2015.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2016 and December 31, 2015:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2016	December 31, 2015
+200	(0.80%)	(1.18%)
+100	(0.66%)	(0.85%)
-100	1.77%	2.62%
-200	—	—

At March 31, 2016, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.66% over one year as compared to a decrease of 0.85% at December 31, 2015. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.80% over one year as of March 31, 2016, as compared to a decrease of 1.18% as of December 31, 2015. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.77% over one year as of March 31, 2016 as compared to an increase of 2.62%, over one year as of December 31, 2015. With the federal funds rate 0.50% at March 31, 2016 and December 31, 2015, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At March 31, 2016, United’s mortgage related securities portfolio had an amortized cost of $773 million, of which approximately $417 million or 54% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4 years and a weighted average yield of 2.78%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.2 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 12.2%, or less than the price decline of a 5-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $250 million in balloon and other securities with a projected yield of 1.97% and a projected average life of 4.2 years on March 31, 2016. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 2.9 years and a weighted average maturity (WAM) of 4.5 years.

United had approximately $19 million in 15-year mortgage backed securities with a projected yield of 3.28% and a projected average life of 2.7 years as of March 31, 2016. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 7.3 years and a weighted average maturity (WAM) of 7.4 years.

United had approximately $36 million in 20-year mortgage backed securities with a projected yield of 2.97% and a projected average life of 5 years on March 31, 2016. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4 years and a weighted average maturity (WAM) of 15.7 years.

United had approximately $30 million in 30-year mortgage backed securities with a projected yield of 2.80% and a projected average life of 4 years on March 31, 2016. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 3.8 years and a weighted average maturity (WAM) of 30.4 years.

The remaining 2% of the mortgage related securities portfolio at March 31, 2016, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2016 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2015 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2016 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2016	0	$00.00	0	322,200
2/01 – 2/29/2016	4	$37.88	0	322,200
3/01 – 3/31/2016	0	$00.00	0	322,200

Total	4	$37.88	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans and the payment of taxes associated with the vesting of restricted stock under United’s 2011 Long-Term Incentive Plan. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2016, the following shares were purchased for the deferred compensation plan: February 2016 – 4 shares at an average price of $37.88.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Bank of Georgetown

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 9, 2016	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	May 9, 2016	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Bank of Georgetown	(a	)

3.1	Articles of Incorporation	(b	)

3.2	Bylaws	(c	)

10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank	76

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	82

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	83

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	84

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	85

101	Interactive data file (XBRL)	(d	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated and filed November 9, 2015 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(d)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.