Form 10-Q
period 2016-06-30
UNITED BANKSHARES INC/WV
filed 2016-08-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Class - Common Stock, $2.50 Par Value; 76,379,927 shares outstanding as of July 31, 2016.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2016 and December 31, 2015, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 and 2015, the related consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2016, the related condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	June 30 2016	December 31 2015
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$179,023	$136,690
Interest-bearing deposits with other banks	921,722	719,923
Federal funds sold	724	722

Total cash and cash equivalents	1,101,469	857,335
Securities available for sale at estimated fair value (amortized cost-$1,309,638 at June 30, 2016 and $1,072,340 at December 31, 2015)	1,323,709	1,066,334
Securities held to maturity (estimated fair value-$30,759 at June 30, 2016 and $36,319 at December 31, 2015)	34,029	39,099
Other investment securities	125,413	98,749
Loans held for sale	6,226	10,681
Loans	10,437,354	9,398,952
Less: Unearned income	(14,496)	(14,872)

Loans net of unearned income	10,422,858	9,384,080
Less: Allowance for loan losses	(72,448)	(75,726)

Net loans	10,350,410	9,308,354
Bank premises and equipment	77,215	73,089
Goodwill	866,176	710,252
Accrued interest receivable	37,668	35,801
Other assets	415,697	378,250

TOTAL ASSETS	$14,338,012	$12,577,944

Liabilities
Deposits:
Noninterest-bearing	$3,141,148	$2,699,958
Interest-bearing	7,174,705	6,641,569

Total deposits	10,315,853	9,341,527
Borrowings:
Federal funds purchased	8,300	22,230
Securities sold under agreements to repurchase	377,146	341,661
Federal Home Loan Bank borrowings	1,295,829	850,880
Other long-term borrowings	223,940	223,506
Reserve for lending-related commitments	1,394	936
Accrued expenses and other liabilities	102,410	84,569

TOTAL LIABILITIES	12,324,872	10,865,309

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-76,323,780 and 69,626,932 at June 30, 2016 and December 31, 2015, respectively, including 27,634 and 23,835 shares in treasury at June 30, 2016 and December 31, 2015, respectively	190,809	174,067
Surplus	1,004,285	752,997
Retained earnings	842,940	824,603
Accumulated other comprehensive loss	(23,943)	(38,212)
Treasury stock, at cost	(951)	(820)

TOTAL SHAREHOLDERS’ EQUITY	2,013,140	1,712,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,338,012	$12,577,944

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$103,329	$96,704	$202,663	$191,853
Interest on federal funds sold and other short-term investments	642	350	1,264	681
Interest and dividends on securities:
Taxable	8,257	7,582	15,964	15,771
Tax-exempt	859	896	1,692	1,776

Total interest income	113,087	105,532	221,583	210,081

Interest expense
Interest on deposits	6,670	6,796	13,555	13,681
Interest on short-term borrowings	365	209	579	440
Interest on long-term borrowings	3,327	2,625	6,440	5,309

Total interest expense	10,362	9,630	20,574	19,430

Net interest income	102,725	95,902	201,009	190,651
Provision for loan losses	7,667	5,716	11,702	11,070

Net interest income after provision for loan losses	95,058	90,186	189,307	179,581

Other income
Fees from trust and brokerage services	4,792	4,931	9,661	9,823
Fees from deposit services	8,390	10,434	16,363	20,207
Bankcard fees and merchant discounts	1,365	1,231	2,203	2,045
Other service charges, commissions, and fees	796	639	1,225	1,117
Income from bank-owned life insurance	1,192	1,258	2,372	2,531
Income from mortgage banking	789	663	1,517	1,208
Other income	430	339	801	743
Total other-than-temporary impairment losses	339	0	339	(100)
Portion of loss recognized in other comprehensive income	(372)	0	(372)	66

Net other-than-temporary impairment losses	(33)	0	(33)	(34)
Net gains on sales/calls of investment securities	246	3	250	49

Net investment securities gains	213	3	217	15

Total other income	17,967	19,498	34,359	37,689

Other expense
Employee compensation	22,631	20,724	44,910	40,992
Employee benefits	7,294	6,588	13,897	13,391
Net occupancy expense	7,773	6,542	14,026	13,071
Other real estate owned (OREO) expense	2,663	1,121	3,312	2,234
Equipment expense	2,058	2,020	4,065	4,144
Data processing expense	3,596	3,867	7,147	7,610
Bankcard processing expense	435	353	803	702
FDIC insurance expense	2,135	2,061	4,255	4,155
Other expense	16,270	14,454	30,496	29,086

Total other expense	64,855	57,730	122,911	115,385

Income before income taxes	48,170	51,954	100,755	101,885
Income taxes	16,378	17,145	34,257	32,449

Net income	$31,792	$34,809	$66,498	$69,436

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Earnings per common share:
Basic	$0.44	$0.50	$0.94	$1.00

Diluted	$0.44	$0.50	$0.94	$1.00

Dividends per common share	$0.33	$0.32	$0.66	$0.64

Average outstanding shares:
Basic	71,483,703	69,305,612	70,490,596	69,256,831
Diluted	71,809,021	69,587,417	70,766,964	69,531,839

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income	$31,792	$34,809	$66,498	$69,436

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	4,316	(6,100)	12,809	(766)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	2	2	3
Change in pension plan assets, net of tax	729	768	1,458	1,536

Comprehensive income, net of tax	$36,838	$29,479	$80,767	$70,209

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2016
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2016	69,626,932	$174,067	$752,997	$824,603	($38,212)	($820)	$1,712,635

Comprehensive income:
Net income	0	0	0	66,498	0	0	66,498
Other comprehensive income, net of tax:	0	0	0	0	14,269	0	14,269

Total comprehensive income, net of tax							80,767
Stock based compensation expense	0	0	1,330	0	0	0	1,330
Acquisition of Bank of Georgetown (6,527,746)	6,527,746	16,319	248,186	0	0	0	264,505
Purchase of treasury stock (9 shares)	0	0	0	0	0	0	0
Distribution of treasury stock from deferred compensation plan (3 shares)	0	0	0	0	0	0	0
Cash dividends ($0.66 per share)	0	0	0	(48,161)	0	0	(48,161)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (3,793 shares)	0	0	131	0	0	(131)	0
Common stock options exercised (105,010 shares)	105,010	262	1,802	0	0	0	2,064

Balance at June 30, 2016	76,323,780	$190,809	$1,004,285	$842,940	($23,943)	($951)	$2,013,140

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Six Months Ended
	June 30
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$74,928	$72,371

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	5,002	184
Proceeds from sales of securities available for sale	103,399	3,436
Proceeds from maturities and calls of securities available for sale	90,833	84,031
Purchases of securities available for sale	(216,315)	(36,057)
Purchases of bank premises and equipment	(2,463)	(2,279)
Proceeds from sales of bank premises and equipment	0	994
Purchases of other investment securities	(40,245)	(10,561)
Proceeds from sales and redemptions of other investment securities	18,299	14,449
Acquisition of Bank of Georgetown, net of cash paid	29,330	0
Net change in loans	(79,923)	15,687

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(92,083)	69,884

FINANCING ACTIVITIES
Cash dividends paid	(45,969)	(44,374)
Excess tax benefits from stock-based compensation arrangements	1,304	635
Acquisition of treasury stock	0	0
Proceeds from exercise of stock options	2,089	4,558
Repayment of long-term Federal Home Loan Bank borrowings	(725,051)	(790,395)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	795,000	665,000
Distribution of treasury stock for deferred compensation plan	0	0
Changes in:
Deposits	2,641	238,182
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	231,275	(51,824)

NET CASH PROVIDED BY FINANCING ACTIVITIES	261,289	21,782

Increase in cash and cash equivalents	244,134	164,037

Cash and cash equivalents at beginning of year	857,335	753,064

Cash and cash equivalents at end of period	$1,101,469	$917,101

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2016 and 2015 and for the three-month and six-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in United’s 2015 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2015 Annual Report of United on Form 10-K. To conform to the 2016 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

1. SUMMARY OF NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” ASU 2016-13 changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for United on January 1, 2020, with early adoption permitted, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will, amongst other things, require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for United on January 1, 2017, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 is effective for United on January 1, 2019 and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

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

2. MERGERS AND ACQUISITIONS

After the close of business on June 3, 2016 (Acquisition Date), United acquired 100% of the outstanding common stock of Bank of Georgetown, a privately held community bank headquartered in Washington, D.C. With this transaction, United continues to expand its existing footprint in the D.C. Metro Region. The results of operations of Bank of Georgetown are included in the consolidated results of operations from the Acquisition Date.

At consummation, Bank of Georgetown had assets of $1,278,841 loans of $999,773 and deposits of $971,369. The transaction was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date.

The aggregate purchase price was approximately $264,505, including common stock valued at $253,799, stock options assumed valued at $10,696, and cash paid for fractional shares of $10. The number of shares issued in the transaction was 6,527,746, which were valued based on the closing market price of $38.88 for United’s common shares on June 3, 2016. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $155,924 and $11,406, respectively. The core deposit intangibles are expected to be amortized over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. Because the merger occurred on June 3, 2016, the initial accounting for the business combination is incomplete at this time. United is using an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. However, United did record some preliminary fair value adjustments on certain acquired assets and liabilities which are subject to refinement for up to one year after the closing date of the acquisition. United recorded a downward fair value adjustment of $33,567 on the loans acquired and a premium on interest-bearing deposits acquired of $316. The premium amount on deposits will be accreted on an accelerated basis over the estimated remaining life of the deposits at the time of acquisition. United assumed approximately $300 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of June 30, 2016. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of June 30, 2016 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required United to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. The fair value of the acquired loans is based on the present value of the expected cash flows. Periodic principal and interest cash flows are adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Bank of Georgetown’s previously established allowance for loan losses. As a result, standard industry coverage ratios with regard to the allowance for credit losses may be less comparable to financial institutions without acquired loans.

The acquired loans will be divided into loans with evidence of credit quality deterioration, which are accounted for under ASC topic 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that United will be unable to collect all contractually required payments receivable, including both principal and interest. Subsequent decreases in the expected cash flows require United to evaluate the need for additions to the Company’s allowance for credit losses. Subsequent improvements in expected cash flows generally result in the recognition of additional interest income over the then remaining lives of the loans. United is the process of determining the fair value of the acquired impaired loans and the acquired performing loans, with the assistance of an independent third party, in order to provide all the required acquired loans’ disclosures going forward.

The consideration paid for Bank of Georgetown’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (6,527,746 shares)	$253,799
Fair value of stock options assumed	10,696
Cash for fractional shares	10

Total purchase price	264,505

Identifiable assets:
Cash and cash equivalents	29,340
Investment securities	219,781
Loans	966,206
Premises and equipment	5,581
Core deposit intangibles	11,406
Other assets	27,828

Total identifiable assets	$1,260,142
Identifiable liabilities:
Deposits	$971,685
Short-term borrowings	101,020
Long-term borrowings	65,000
Other liabilities	13,856

Total identifiable liabilities	1,151,561

Preliminary fair value of net assets acquired including identifiable intangible assets	108,581

Preliminary resulting goodwill	$155,924

The operating results of United for the six months ended June 30, 2016 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Bank of Georgetown, provided $15,780 in total revenues, which represents net interest income plus other income, and $6,746 in net income from the period from the Acquisition Date to June 30, 2016. These amounts are included in United’s consolidated financial statements as of and for the six months ended June 30, 2016. Bank of Georgetown’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2016 and 2015, as if the Bank of Georgetown merger had occurred on January 1, 2016 and 2015, respectively. These results combine the historical results of Bank of Georgetown into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Bank of Georgetown’s provision for credit losses for 2016 and 2015 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016 and 2015. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Six Months Ended June 30
	2016	2015
Total Revenues (1)	$254,509	$248,109
Net Income	65,845	72,888

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2016
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$150,733	$2,843	$0	$153,576	$0
State and political subdivisions	165,101	5,765	73	170,793	0
Residential mortgage-backed securities
Agency	600,988	14,817	64	615,741	0
Non-agency	7,641	176	9	7,808	86
Commercial mortgage-backed securities
Agency	299,847	9,209	0	309,056	0
Asset-backed securities	1,831	0	1	1,830	0
Trust preferred collateralized debt obligations	49,275	651	17,917	32,009	25,952
Single issue trust preferred securities	13,337	294	2,373	11,258	0
Other corporate securities	14,995	92	0	15,087	0
Marketable equity securities	5,890	665	4	6,551	0

Total	$1,309,638	$34,512	$20,441	$1,323,709	$26,038

	December 31, 2015
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,993	$1,793	$0	$73,786	$0
State and political subdivisions	130,685	3,144	51	133,778	0
Residential mortgage-backed securities
Agency	473,109	5,580	707	477,982	0
Non-agency	9,119	457	5	9,571	458
Commercial mortgage-backed securities
Agency	305,990	1,843	1,898	305,935	0
Asset-backed securities	3,404	0	5	3,399	0
Trust preferred collateralized debt obligations	49,386	635	15,335	34,686	25,952
Single issue trust preferred securities	13,811	249	2,367	11,693	0
Other corporate securities	9,999	50	0	10,049	0
Marketable equity securities	4,844	637	26	5,455	0

Total	$1,072,340	$14,388	$20,394	$1,066,334	$26,410

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2016 and December 31, 2015.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
June 30, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	16,406	73	0	0
Residential mortgage-backed securities
Agency	31,918	64	0	0
Non-agency	0	0	268	9
Commercial mortgage-backed securities
Agency	0	0	0	0
Asset-backed securities	0	0	1,830	1
Trust preferred collateralized debt obligations	1,126	187	25,983	17,730
Single issue trust preferred securities	4,150	493	3,810	1,880
Marketable equity securities	373	4	0	0

Total	$53,973	$821	$31,891	$19,620

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	15,550	51	0	0
Residential mortgage-backed securities
Agency	90,004	707	0	0
Non-agency	348	5	0	0
Commercial mortgage-backed securities
Agency	170,340	1,650	9,255	248
Asset-backed securities	3,399	5	0	0
Trust preferred collateralized debt obligations	3,304	135	28,633	15,200
Single issue trust preferred securities	4,225	404	3,720	1,963
Marketable equity securities	986	26	0	0

Total	$288,156	$2,983	$41,608	$17,411

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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Proceeds from sales and calls	$159,232	$51,381	$194,231	$87,468
Gross realized gains	250	4	256	54
Gross realized losses	4	1	6	5

At June 30, 2016, gross unrealized losses on available for sale securities were $20,441 on 47 securities of a total portfolio of 567 available for sale securities. Securities in an unrealized loss position at June 30, 2016 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $900,835 at June 30, 2016. Of the $900,835, $299,847 was related to agency commercial mortgage securities and $600,988 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at June 30, 2016.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $7,641 at June 30, 2016. Of the $7,641, $1,516 was rated above investment grade and $6,125 was rated below investment grade. Approximately 27% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 73% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, two non-agency residential mortgage-backed securities were other-than-temporarily impaired at June 30, 2016. The credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2016 on these non-agency residential mortgage-backed securities, which are not expected to be sold, was $33. Non-credit related other-than-temporary impairment, net of deferred taxes, of $242 was recognized during the second quarter of 2016.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2016, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of Ba1 to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2016 consisted of $3,004 in investment grade bonds, $4,643 in split-rated bonds and $5,690 in unrated bonds. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of June 30, 2016.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of June 30, 2016, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the second quarter of 2016, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the second quarter of 2016 related to these securities. The total credit-related other-than-temporary impairment recognized in earnings during 2015 related to these securities was $34. The balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952 at June 30, 2016 and December 31, 2015.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of June 30, 2016 consisted of $4,484 in investment grade bonds and $39,229 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of June 30, 2016:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$6,625	$5,847	$778	$4,484	$0	$2,141
Mezzanine – Bank (now in senior position)	11,352	8,180	3,172	0	0	11,352
Mezzanine – Bank	26,091	14,736	11,355	0	0	26,091
Mezzanine – Bank & Insurance (combination)	5,207	3,246	1,961	0	0	5,207

Totals	$49,275	$32,009	$17,266	$4,484	$0	$44,791

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 104.0% to a high of 308.4%, with a median of 156.9%, and a weighted average of 212.7%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of June 30, 2016 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $5,890 at June 30, 2016. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at June 30, 2016.

Other investment securities (cost method)

During the second quarter of 2016, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2016 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Balance of cumulative credit losses at beginning of period	$23,773	$23,773	$23,773	$23,739
Additional credit losses on securities for which OTTI was previously recognized	33	0	33	34
Reductions during the period for securities for which the amount previously recognized in other comprehensive income was recognized in earnings	(1,644)	0	(1,644)	0

Balance of cumulative credit losses at end of period	$22,162	$23,773	$22,162	$23,773

The amortized cost and estimated fair value of securities available for sale at June 30, 2016 and December 31, 2015 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$98,087	$98,129	$10,448	$10,515
Due after one year through five years	296,081	302,838	273,469	274,158
Due after five years through ten years	212,521	222,195	213,274	216,636
Due after ten years	697,059	693,996	570,305	559,570
Marketable equity securities	5,890	6,551	4,844	5,455

Total	$1,309,638	$1,323,709	$1,072,340	$1,066,334

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,347	$792	$0	$6,139
State and political subdivisions	9,322	18	205	9,135
Residential mortgage-backed securities
Agency	33	7	0	40
Single issue trust preferred securities	19,307	0	3,882	15,425
Other corporate securities	20	0	0	20

Total	$34,029	$817	$4,087	$30,759

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,425	$860	$0	$11,285
State and political subdivisions	9,321	21	253	9,089
Residential mortgage-backed securities
Agency	35	6	0	41
Single issue trust preferred securities	19,298	0	3,414	15,884
Other corporate securities	20	0	0	20

Total	$39,099	$887	$3,667	$36,319

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of June 30, 2016, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,919) and SunTrust Bank ($7,413). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,413) and Royal Bank of Scotland ($975). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the second quarter and first six months of 2016 and 2015.

The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,000	$1,000	$5,029	$5,121
Due after one year through five years	8,624	9,432	9,672	10,458
Due after five years through ten years	4,045	3,843	4,045	3,794
Due after ten years	20,360	16,484	20,353	16,946

Total	$34,029	$30,759	$39,099	$36,319

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,243,648 and $986,982 at June 30, 2016 and December 31, 2015, respectively.

4. LOANS

Major classes of loans are as follows:

	June 30, 2016	December 31, 2015
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$877,393	$927,746
Nonowner-occupied commercial real estate	3,675,865	2,896,367
Other commercial loans	1,684,008	1,602,222

Total commercial, financial & agricultural	6,237,266	5,426,335
Residential real estate	2,403,466	2,268,685
Construction & land development	1,285,171	1,273,054
Consumer:
Bankcard	12,074	11,653
Other consumer	499,377	419,225

Total gross loans	$10,437,354	$9,398,952

The table above does not include loans held for sale of $6,226 and $10,681 at June 30, 2016 and December 31, 2015, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $111,137 or 1.06% of total gross loans at June 30, 2016 and $148,197 or 1.58% of total gross loans at December 31, 2015. The contractual principal in these previously acquired impaired loans was $160,108 and $208,765 at June 30, 2016 and December 31, 2015, respectively. The impaired loan balances above do not include any impaired loans acquired from Bank of Georgetown, which are yet to be determined, or future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the previously acquired impaired loans.

Activity for the accretable yield for the first six months of 2016 follows:

Accretable yield at the beginning of the period	$12,156
Accretion (including cash recoveries)	(4,636)
Net reclassifications to accretable from non-accretable	2,530
Disposals (including maturities, foreclosures, and charge-offs)	(1,712)

Accretable yield at the end of the period	$8,338

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $288,913 and 241,000 at June 30, 2016 and December 31, 2015, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2016, United had TDRs of $24,944 as compared to $23,890 as of December 31, 2015. Of the $24,944 aggregate balance of TDRs at June 30, 2016, $10,682 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $23,890 aggregate balance of TDRs at December 31, 2015, $11,949 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of June 30, 2016, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At June 30, 2016, United had restructured loans in the amount of $2,721 that were modified by a reduction in the interest rate, $8,755 that were modified by a combination of a reduction in the interest rate and the principal and $13,468 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2016 and 2015, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	June 30, 2016			June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$1,190	$1,188	0	$0	$0
Nonowner-occupied	0	0	0	1	669	669
Other commercial	1	700	700	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$1,890	$1,888	1	$669	$669

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2016 and 2015, segregated by class of loans:
	Troubled Debt Restructurings
	For the Six Months Ended
	June 30, 2016			June 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$1,190	$1,188	0	$0	$0
Nonowner-occupied	0	0	0	1	669	669
Other commercial	4	2,141	2,134	1	240	240
Residential real estate	1	1,400	1,400	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	6	$4,731	$4,722	2	$909	$909

During the second quarter and first six months of 2016, $1,888 and $3,322, respectively, of restructured loans were modified by a change in loan terms. In addition, during the first six months of 2016, $1,400 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During the second quarter and first six months of 2015, $669 and $909, respectively, of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended June 30, 2016 and 2015 subsequently defaulted, resulting in a principal charge-off during the first six months of 2016 and 2015, respectively.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of June 30, 2016

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,422	$8,828	$17,250	$860,143	$877,393	$0
Nonowner-occupied	10,699	17,688	28,387	3,647,478	3,675,865	0
Other commercial	11,090	36,202	47,292	1,636,716	1,684,008	699
Residential real estate	32,796	23,018	55,814	2,347,652	2,403,466	3,463
Construction & land development	9,191	11,433	20,624	1,264,547	1,285,171	37
Consumer:
Bankcard	331	103	434	11,640	12,074	103
Other consumer	8,660	1,513	10,173	489,204	499,377	1,292

Total	$81,189	$98,785	$179,974	$10,257,380	$10,437,354	$5,594

(1)	Other includes loans with a recorded investment of $111,137 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2015

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,639	$9,831	$18,470	$909,276	$927,746	$400
Nonowner-occupied	24,209	26,126	50,335	2,846,032	2,896,367	552
Other commercial	14,888	33,297	48,185	1,554,037	1,602,222	3,643
Residential real estate	44,312	28,332	72,644	2,196,041	2,268,685	4,294
Construction & land development	2,412	15,416	17,828	1,255,226	1,273,054	1,347
Consumer:
Bankcard	223	168	391	11,262	11,653	168
Other consumer	9,082	1,596	10,678	408,547	419,225	1,224

Total	$103,765	$114,766	$218,531	$9,180,421	$9,398,952	$11,628

(1)	Other includes loans with a recorded investment of $148,197 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$8,828	$9,431
Nonowner-occupied	17,688	25,574
Other commercial	35,503	29,654
Residential real estate	19,555	24,038
Construction & land development	11,396	14,069
Consumer:
Bankcard	0	0
Other consumer	221	372

Total	$93,191	$103,138

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of June 30, 2016
	Commercial Real Estate			Construction
	Owner- occupied	Nonowner- occupied	Other Commercial	& Land Development
Grade:
Pass	$760,312	$3,522,786	$1,538,941	$1,127,373
Special mention	38,739	31,690	26,435	55,444
Substandard	78,342	121,389	115,922	102,234
Doubtful	0	0	2,710	120

Total	$877,393	$3,675,865	$1,684,008	$1,285,171

As of December 31, 2015
	Commercial Real Estate			Construction
	Owner- occupied	Nonowner- occupied	Other Commercial	& Land Development
Grade:
Pass	$835,082	$2,710,504	$1,436,670	$1,095,238
Special mention	20,391	32,249	26,148	59,100
Substandard	72,273	153,614	136,585	118,716
Doubtful	0	0	2,819	0

Total	$927,746	$2,896,367	$1,602,222	$1,273,054

Credit Quality Indicators

Consumer Credit Exposure

As of June 30, 2016
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,336,352	$11,640	$488,943
Special mention	20,667	331	8,769
Substandard	46,008	103	1,665
Doubtful	439	0	0

Total	$2,403,466	$12,074	$499,377

As of December 31, 2015
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,195,420	$11,262	$408,271
Special mention	13,494	223	9,188
Substandard	57,981	168	1,766
Doubtful	1,790	0	0

Total	$2,268,685	$11,653	$419,225

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	June 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$26,557	$27,090	$0	$36,615	$36,828	$0
Nonowner-occupied	59,080	59,575	0	69,053	69,517	0
Other commercial	22,654	24,889	0	30,433	32,158	0
Residential real estate	27,833	29,420	0	21,431	22,329	0
Construction & land development	21,891	24,105	0	28,245	29,953	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	39	39	0	32	32	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,915	$4,915	$1,712	$4,555	$4,555	$1,253
Nonowner-occupied	10,800	10,800	1,716	7,890	7,890	1,362
Other commercial	35,486	36,786	16,617	29,486	33,127	18,269
Residential real estate	4,034	4,769	898	13,305	14,625	2,118
Construction & land development	11,273	14,331	4,939	14,132	20,135	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$31,472	$32,005	$1,712	$41,170	$41,383	$1,253
Nonowner-occupied	69,880	70,375	1,716	76,943	77,407	1,362
Other commercial	58,140	61,675	16,617	59,919	65,285	18,269
Residential real estate	31,867	34,189	898	34,736	36,954	2,118
Construction & land development	33,164	38,436	4,939	42,377	50,088	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	39	39	0	32	32	0

	Impaired Loans
	For the Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$27,267	$125	$43,898	$117
Nonowner-occupied	62,049	186	66,936	354
Other commercial	25,816	124	35,659	140
Residential real estate	28,074	97	30,867	97
Construction & land development	22,838	40	36,722	80
Consumer:

	Impaired Loans
	For the Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Bankcard	0	0	0	0
Other consumer	33	0	35	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,552	$30	$4,789	$20
Nonowner-occupied	8,615	195	6,847	7
Other commercial	37,584	98	19,764	154
Residential real estate	8,174	19	7,119	18
Construction & land development	11,919	48	10,740	58
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$31,819	$155	$48,687	$137
Nonowner-occupied	70,664	381	73,783	361
Other commercial	63,400	222	55,423	294
Residential real estate	36,248	116	37,986	115
Construction & land development	34,757	88	47,462	138
Consumer:
Bankcard	0	0	0	0
Other consumer	33	0	35	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$33,221	$184	$40,294	$179
Nonowner-occupied	66,395	393	61,290	517
Other commercial	27,861	224	32,580	240
Residential real estate	26,872	237	31,912	146
Construction & land development	25,916	67	45,541	159
Consumer:
Bankcard	0	0	0	0
Other consumer	34	0	40	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,564	$57	$4,936	$58
Nonowner-occupied	8,507	238	7,112	46
Other commercial	34,134	228	19,083	218
Residential real estate	9,339	25	6,692	29
Construction & land development	12,994	90	10,833	92
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$37,785	$241	$45,230	$237
Nonowner-occupied	74,902	631	68,402	563
Other commercial	61,995	452	51,663	458
Residential real estate	36,211	262	38,604	175
Construction & land development	38,910	157	56,374	251
Consumer:
Bankcard	0	0	0	0
Other consumer	34	0	40	0

At June 30, 2016 and December 31, 2015, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $34,894 and $32,228, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2016 and December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $180 and $234, respectively.

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first six months of 2016, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and six months ended June 30, 2016, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $1,728 and $1,290, respectively, as compared to provision for loan losses expense of $668 and $4,032, respectively, for the three and six months ended June 30, 2015.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,394 and $936 at June 30, 2016 and December 31, 2015, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended June 30, 2016

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,348	$6,201	$32,640	$13,547	$15,266	$2,273	$215	$75,490
Charge-offs	1,328	45	7,364	1,136	1,429	685	0	11,987
Recoveries	588	122	29	236	195	108	0	1,278
Provision	2,346	449	5,052	(542)	(642)	861	143	7,667

Ending balance	$6,954	$6,727	$30,357	$12,105	$13,390	$2,557	$358	$72,448

Allowance for Loan Losses and Carrying Amount of Loans For the Six Months Ended June 30, 2016
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	2,673	408	11,118	1,845	1,429	1,460	0	18,933
Recoveries	1,369	626	1,009	447	254	248	0	3,953
Provision	4,621	1,200	9,138	(1,645)	(3,640)	1,774	254	11,702

Ending balance	$6,954	$6,727	$30,357	$12,105	$13,390	$2,557	$358	$72,448

Ending Balance: individually evaluated for impairment	$1,712	$1,716	$16,617	$898	$4,939	$0	$0	$25,882
Ending Balance: collectively evaluated for impairment	$5,242	$5,011	$13,740	$11,207	$8,451	$2,557	$358	$46,566
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$877,394	$3,675,864	$1,684,008	$2,403,466	$1,285,171	$511,451	$0	$10,437,354
Ending Balance: individually evaluated for impairment	$15,034	$19,648	$44,388	$14,845	$13,822	$0	$0	$107,737

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: collectively evaluated for impairment	$848,843	$3,611,531	$1,625,065	$2,377,034	$1,244,595	$511,412	$0	$10,218,480
Ending Balance: loans acquired with deteriorated credit quality	$13,517	$44,685	$14,555	$11,587	$26,754	$39	$0	$111,137

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2015

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	(4,755)	(1,120)	(10,042)	(6,411)	(862)	(2,309)	(0)	(25,499)
Recoveries	829	74	714	495	511	499	0	3,122
Provision	3,522	(1,812)	13,725	7,229	(846)	722	34	22,574

Ending balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726

Ending Balance: individually evaluated for impairment	$1,253	$1,362	$18,269	$2,119	$4,789	$0	$0	$27,792
Ending Balance: collectively evaluated for impairment	$2,384	$3,947	$13,059	$13,029	$13,416	$1,995	$104	$47,934
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$927,746	$2,896,367	$1,602,222	$2,268,685	$1,273,054	$430,878	$0	$9,398,952
Ending Balance: individually evaluated for impairment	$12,670	$26,152	$35,342	$17,782	$15,779	$0	$0	$107,725
Ending Balance: collectively evaluated for impairment	$888,802	$2,817,748	$1,546,018	$2,237,865	$1,221,760	$430,837	$0	$9,143,030
Ending Balance: loans acquired with deteriorated credit quality	$26,274	$52,467	$20,862	$13,038	$35,515	$41	$0	$148,197

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$71,983	($44,400)	$27,583

Goodwill not subject to amortization			$866,176

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($42,737)	$17,840

Goodwill not subject to amortization			$710,252

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2015	$710,252
Preliminary addition to goodwill from Bank of Georgetown acquisition	155,924

Goodwill at June 30, 2016	$866,176

United incurred amortization expense on intangible assets of $919 and $1,664 for the quarter and six months ended June 30, 2016, respectively, and $855 and $1,710 for the quarter and six months ended June 30, 2015, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2015:

Year	Amount
2016	$4,193
2017	4,559
2018	4,000
2019	3,703
2020 and thereafter	12,791

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable subject to certain conditions. At June 30, 2016, federal funds purchased were $8,300 while securities sold under agreements to repurchase (REPOs) were $377,146. Included in the $377,146 of total REPOs were wholesale REPOs of $50,123, including purchase accounting amounts, assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2016, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2016, United had an unused borrowing amount of approximately $1,947,887 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2016, $1,295,829 of FHLB advances with a weighted-average interest rate of 0.59% are scheduled to mature within the next nine years. Overnight funds of $400,000 with an interest rate of 0.48% are included in the $1,295,829 above at June 30, 2016.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2016	$995,589
2017	230,240
2018	10,000
2019	35,000
2020 and thereafter	25,000

Total	$1,295,829

At June 30, 2016, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2016 and December 31, 2015, the outstanding balance of the Debentures was $223,940 and $223,506, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations which were effective for United on January 1, 2015. The Basel III Capital Rules permit bank holding companies such as United with less than $15 billion in total consolidated assets as of December 31, 2009 to include in additional Tier 1 Capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 Capital prior to May 19, 2010 on a permanent basis, without any phase-out. However, United’s Trust Preferred Securities are subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Trust Preferred Securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. As of June 30, 2016, all of United’s Trust Preferred Securities qualify as Tier 1 Capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,596,914 and $2,587,957 of loan commitments outstanding as of June 30, 2016 and December 31, 2015, respectively, approximately half of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2016 and December 31, 2015, United had $11 and $226, respectively, of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit $122,597 and $135,146 as of June 30, 2016 and December 31, 2015, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of June 30, 2016, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at June 30, 2016.

Derivative Classifications and Hedging Relationships June 30, 2016
	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$96,500	3.64%

Total Derivatives Used in Fair Value Hedges	$96,500

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$96,500

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0	Other assets	$0

Total derivatives designated as hedging instruments		$0		$0

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,515	Other assets	$2,942

Total derivatives not designated as hedging instruments		$2,515		$2,942

Total asset derivatives		$2,515		$2,942

	Liability Derivatives
	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$7,458	Other liabilities	$1,179

Total derivatives designated as hedging instruments		$7,458		$1,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,515	Other liabilities	$2,942

Total derivatives not designated as hedging instruments		$2,515		$2,942

Total liability derivatives		$9,973		$4,121

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015 are presented as follows:

	Income Statement Location		Three Months Ended
			June 30, 2016	June 30, 2015
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(249)	$96

Total derivatives in fair value hedging relationships			$(249)	$96

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(249)	$96

	Income Statement Location		Six Months Ended
			June 30, 2016	June 30, 2015
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$32	$(328)

Total derivatives in fair value hedging relationships			$32	$(328)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$32	$(328)

(1)	Represents net gains from derivative assets not designated as hedging instruments.

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

The three levels of the fair value hierarchy, based on these two types of inputs, are as follows:

Level 1	-	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	-	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	-	Valuation is based on prices, inputs and model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2016, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2016. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at June 30, 2016 ranged from LIBOR plus 4.25% to LIBOR plus 12.50%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 15%, or $4,760.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2016 Using
Description	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$153,576	$0	$153,576	$0
State and political subdivisions	170,793	0	170,793	0
Residential mortgage-backed securities
Agency	615,741	0	615,741	0
Non-agency	7,808	0	7,808	0
Asset-backed securities	1,830	0	1,830	0
Commercial mortgage-backed securities
Agency	309,056	0	309,056	0
Trust preferred collateralized debt obligations	32,009	0	0	32,009
Single issue trust preferred securities	11,258	0	11,258	0
Other corporate securities	15,087	0	15,087	0

Total available for sale debt securities	1,317,158	0	1,285,149	32,009
Available for sale equity securities:
Financial services industry	3,652	817	2,835	0
Equity mutual funds (1)	1,735	1,735	0	0
Other equity securities	1,164	1,164	0	0

Total available for sale equity securities	6,551	3,716	2,835	0

Total available for sale securities	1,323,709	3,716	1,287,984	32,009
Derivative financial assets:
Interest rate contracts	2,515	0	2,515	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	9,973	0	9,973	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,786	$0	$73,786	$0
State and political subdivisions	133,778	0	133,778	0
Residential mortgage-backed securities
Agency	477,982	0	477,982	0
Non-agency	9,571	0	9,571	0
Asset-backed securities	3,399	0	3,399	0
Commercial mortgage-backed securities
Agency	305,935	0	305,935	0

		Fair Value at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trust preferred collateralized debt obligations	34,686	0	0	34,686
Single issue trust preferred securities	11,693	0	11,693	0
Other corporate securities	10,049	0	10,049	0

Total available for sale debt securities	1,060,879	0	1,026,193	34,686
Available for sale equity securities:
Financial services industry	2,723	800	1,923	0
Equity mutual funds (1)	1,596	1,596	0	0
Other equity securities	1,136	1,136	0	0

Total available for sale equity securities	5,455	3,532	1,923	0

Total available for sale securities	1,066,334	3,532	1,028,116	34,686
Derivative financial assets:
Interest rate contracts	2,942	0	2,942	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,121	0	4,121	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2016 and the year ended December 31, 2015. The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2016	December 31, 2015
Balance, beginning of period	$34,686	$39,558
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	(34)
Included in other comprehensive income	(2,677)	(4,838)
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, end of period	$32,009	$34,686

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2016. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first six months of 2016 and 2015.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2016	Carrying value at June 30, 2016			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$66,508	$0	$20,003	$46,505	$3,915
OREO	34,894	0	34,628	266	1,865

		Carrying value at December 31, 2015
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$69,368	$0	$29,186	$40,182	$8,485
OREO	32,228	0	32,228	0	1,141

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Cash and cash equivalents	$1,101,469	$1,101,469	$0	$1,101,469	$0
Securities available for sale	1,323,709	1,323,709	3,716	1,287,984	32,009
Securities held to maturity	34,029	30,759	0	27,739	3,020
Other securities	125,413	119,143	0	0	119,143
Loans held for sale	6,226	6,226	0	6,226	0
Loans	10,350,410	10,410,066	0	0	10,410,066
Derivative financial assets	2,515	2,515	0	2,515	0
Deposits	10,315,853	10,300,805	0	10,300,805	0
Short-term borrowings	735,323	735,323	0	735,323	0
Long-term borrowings	1,169,892	1,141,151	0	1,141,151	0
Derivative financial liabilities	9,973	9,973	0	9,973	0
December 31, 2015
Cash and cash equivalents	$857,335	$857,335	$0	$857,335	$0
Securities available for sale	1,066,334	1,066,334	3,532	1,028,116	34,686
Securities held to maturity	39,099	36,320	0	33,300	3,020
Other securities	98,749	93,811	0	0	93,811
Loans held for sale	10,681	10,681	0	10,681	0
Loans	9,308,354	9,289,463	0	0	9,289,463
Derivative financial assets	2,942	2,942	0	2,942	0
Deposits	9,341,527	9,332,451	0	9,332,451	0
Short-term borrowings	423,028	423,028	0	423,028	0
Long-term borrowings	1,015,249	988,270	0	988,270	0
Derivative financial liabilities	4,121	4,121	0	4,121	0

13. STOCK BASED COMPENSATION

On May 18, 2016, United’s shareholders approved the 2016 Long-Term Incentive Plan (2016 LTI Plan). The 2016 LTI Plan became effective as of May 18, 2016. An award granted under the 2016 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2016 LTI Plan is 1,700,000. The 2016 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the Board). Unless otherwise determined by the Board, the Compensation Committee of the Board (the Committee) shall administer the 2016 LTI Plan. Any and all shares may be issued in respect of any of the types of Awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is 500,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,200,000. The shares to be offered under the 2016 LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee director during any calendar year is 10,000. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 5,000 shares to any individual non-employee director. Subject to certain change in control provisions, the 2016 LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form S-8 was filed on July 29, 2016 with the Securities and Exchange Commission to register all the shares which were available for the 2016 LTI Plan.

The 2016 LTI Plan replaces the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. A total of 967,285 stock options and 289,637 restricted shares of common stock were granted under the 2011 LTI Plan. Compensation expense of $672 and $1,330 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the second quarter and first six months of 2016, respectively, as compared to the compensation expense of $757 and $1,388 related to the nonvested awards under the 2006 Stock Option Plan incurred for the second quarter and first six months of 2015, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of June 30, 2016, and the changes during the first six months of 2016 are presented below:

	Six Months Ended June 30, 2016
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2016	1,207,110			$28.15
Assumed in Bank of Georgetown merger	561,570			35.04
Granted	189,780			19.66
Exercised	(105,010)			17.90
Forfeited or expired	(14,666)			31.37

Outstanding at June 30, 2016	1,838,784	$20,822	6.1	$26.19

Exercisable at June 30, 2016	1,396,367	$19,126	5.2	$23.81

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2016:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	426,395	$6.68
Granted	189,780	6.97
Vested	(162,183)	6.59
Forfeited or expired	(11,575)	6.83

Nonvested at June 30, 2016	442,417	$6.83

During the six months ended June 30, 2016 and 2015, 105,010 and 147,419 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2016 and 2015 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2016 and 2015 was $1,774 and $1,100 respectively.

Restricted Stock

Currently, United only has restricted shares of common stock outstanding from the 2011 LTI Plan. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended June 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	129,772	$31.69
Granted	64,092	35.04
Vested	(49,179)	30.51
Forfeited	(3,793)	32.44

Outstanding at June 30, 2016	140,892	$33.60

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees, including those retained in acquisitions, will be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan.

Included in accumulated other comprehensive income at December 31, 2015 are unrecognized actuarial losses of $55,998 ($35,727 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2016 is $4,618 ($2,946 net of tax).

Net periodic pension cost for the three and six months ended June 30, 2016 and 2015 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Service cost	$608	$748	$1,215	$1,488
Interest cost	1,456	1,446	2,912	2,876
Expected return on plan assets	(2,012)	(2,319)	(4,024)	(4,612)
Recognized net actuarial loss	1,149	1,222	2,297	2,430

Net periodic pension (benefit) cost	$1,201	$1,097	$2,400	$2,182

Weighted-Average Assumptions:
Discount rate	4.75%	4.35%	4.75%	4.35%
Expected return on assets	7.25%	7.50%	7.25%	7.50%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2016, United has provided a liability for $2,203 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2012, 2013 and 2014 and State Taxing authorities for the years ended December 31, 2012 through 2014.

As of June 30, 2016 and 2015, the total amount of accrued interest related to uncertain tax positions was $772 and $728, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net Income	$31,792	$34,809	$66,498	$69,436
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(77)	0	(77)	(100)
Related income tax effect	28	0	28	36
Income tax rate change	0	316	0	316
Less : OTTI charges recognized in net income	33	0	33	34
Related income tax benefit	(12)	0	(12)	(12)
Reclassification of previous noncredit OTTI to credit OTTI	415	0	415	0
Related income tax benefit	(150)	0	(150)	0

Net unrealized (losses) gains on AFS securities with OTTI	237	316	237	274
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	6,638	(10,053)	19,955	(1,582)
Related income tax effect	(2,403)	3,639	(7,224)	573
Net reclassification adjustment for (gains) losses included in net income	(246)	(3)	(250)	(49)
Related income tax expense (benefit)	90	1	91	18

	4,079	(6,416)	12,572	(1,040)

Net effect of AFS securities on other comprehensive income	4,316	(6,100)	12,809	(766)
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	3	4	4	5
Related income tax expense	(2)	(2)	(2)	(2)

Net effect of HTM securities on other comprehensive income	1	2	2	3
Pension plan:
Recognized net actuarial loss	1,149	1,222	2,297	2,430
Related income tax benefit	(420)	(454)	(839)	(894)

Net effect of change in pension plan asset on other comprehensive income	729	768	1,458	1,536

Total change in other comprehensive income	5,046	(5,330)	14,269	773

Total Comprehensive Income	$36,838	$29,479	$80,767	$70,209

The components of accumulated other comprehensive income for the six months ended June 30, 2016 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Six Months Ended June 30, 2016

(Dollars in thousands)	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2016	($2,515)	($57)	($35,640)	($38,212)
Other comprehensive income before reclassification	12,703	2	0	12,705
Amounts reclassified from accumulated other comprehensive income	106	0	1,458	1,564

Net current-period other comprehensive income, net of tax	12,809	2	1,458	14,269

Balance at June 30, 2016	$10,294	($55)	($34,182)	($23,943)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Six Months Ended June 30, 2016

(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$415	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(250)	Net gains on sales/calls of investment securities

	165	Total before tax
Related income tax effect	(59)	Tax expense

	106	Net of tax
Pension plan:
Recognized net actuarial loss	2,297 (a)

	2,297	Total before tax
Related income tax effect	(839)	Tax expense

	1,458	Net of tax

Total reclassifications for the period	$1,564

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$25,114	$22,189	$48,068	$44,356
Undistributed earnings allocated to common stock	6,623	12,558	18,311	24,957

Net earnings allocated to common shareholders	$31,737	$34,747	$66,379	$69,313

Average common shares outstanding	71,483,703	69,305,612	70,490,596	69,256,831
Equivalents from stock options	325,318	281,805	276,368	275,008

Average diluted shares outstanding	71,809,021	69,587,417	70,766,964	69,531,839

Earnings per basic common share	$0.44	$0.50	$0.94	$1.00
Earnings per diluted common share	$0.44	$0.50	$0.94	$1.00

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2016			As of December 31, 2015
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,563	$232,536	$8,027	$240,468	$232,492	$7,976

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2016, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

In addition, after the close of business on June 3, 2016, United acquired 100% of the outstanding common stock of Bank of Georgetown, a privately held community bank headquartered in Washington, D.C. The results of operations of Bank of Georgetown are included in the consolidated results of operations from the date of acquisition. The acquisition of Bank of Georgetown enhances United’s existing footprint in the Washington, D.C. MSA. Bank of Georgetown was merged with and into United Bank, an indirect wholly-owned subsidiary of United (the Merger) in a transaction accounted for under the acquisition method of accounting. At consummation, Bank of Georgetown had assets of approximately $1.28 billion, loans of $999.77 million, and deposits of $971.37 million.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At June 30, 2016, the allowance for loan losses was $72.4 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.2 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the second quarter of 2016 net income by approximately $4.7 million, after-tax or $0.07 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At June 30, 2016, approximately 9.96% of total assets, or $1.43 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 94.48% or $1.35 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately $78.78 million or 5.52% of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At June 30, 2016, only $9.97 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of June 30, 2016 were $14.34 billion which was an increase of $1.76 billion or 13.99% from December 31, 2015, primarily the result of the acquisition of Bank of Georgetown on June 3, 2016. Portfolio loans increased $1.04 billion or 11.07%, cash and cash equivalents increased $244.13 million or 28.48%, investment securities increased $278.97 million or 23.17%, goodwill increased $155.92 million or 21.95%, other assets increased $37.45 million or 9.90%, bank premises and equipment increased $4.13 million or 5.65% and interest receivable increased $1.87 million or 5.21% due primarily to the Bank of Georgetown merger. Total liabilities increased $1.46 billion or 13.43% from year-end 2015. This increase in total liabilities was due mainly to an increase of $974.33 million or 10.43% and $466.94 million or 32.47% in deposits and borrowings, respectively, mainly due to the Bank of Georgetown acquisition. Shareholders’ equity increased $300.51 million or 17.55% from year-end 2015 due primarily to the acquisition of Bank of Georgetown.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2016 increased $244.13 million or 28.48% from year-end 2015. Of this total increase, interest-bearing deposits with other banks increased $201.80 million or 28.03% as United placed more cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $42.33 million or 30.97% and fed funds sold were flat. During the first six months of 2016, net cash of $74.93 million and $261.29 million was provided by operating activities and financing activities, respectively, while $92.08 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2016 and 2015.

Securities

Total investment securities at June 30, 2016 increased $278.97 million or 23.17% from year-end 2015. Bank of Georgetown added $219.78 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $257.38 million or 24.14%. This change in securities available for sale reflects $215.06 million acquired from Bank of Georgetown, $193.98 million in sales, maturities and calls of securities, $216.32 million in purchases, and an increase of $19.70 million in market value. Securities held to maturity decreased $5.07 million or 12.97% from year-end 2015 due to calls and maturities of securities. Other investment securities increased $26.66 million or 27.00% from year-end 2015. Bank of Georgetown added $4.72 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $7.61 million and FHLB stock increased $14.53 million.

The following table summarizes the changes in the available for sale securities since year-end 2015:

(Dollars in thousands)	June 30 2016	December 31 2015	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$153,576	$73,786	$79,790	108.14%
State and political subdivisions	170,793	133,778	37,015	27.67%
Mortgage-backed securities	932,605	793,488	139,117	17.53%
Asset-backed securities	1,830	3,399	(1,569)	(46.16%)
Marketable equity securities	6,551	5,455	1,096	20.09%
Trust preferred collateralized debt obligations	32,009	34,686	(2,677)	(7.72%)
Single issue trust preferred securities	11,258	11,693	(435)	(3.72%)
Corporate securities	15,087	10,049	5,038	50.13%

Total available for sale securities, at fair value	$1,323,709	$1,066,334	$257,375	24.14%

The following table summarizes the changes in the held to maturity securities since year-end 2015:

(Dollars in thousands)	June 30 2016	December 31 2015	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,347	$10,425	$(5,078)	(48.71%)
State and political subdivisions	9,322	9,321	1	0.01%
Mortgage-backed securities	33	35	(2)	(5.71%)
Single issue trust preferred securities	19,307	19,298	9	0.05%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$34,029	$39,099	$(5,070)	(12.97%)

At June 30, 2016, gross unrealized losses on available for sale securities were $20.44 million. Securities in an unrealized loss position at June 30, 2016 consisted primarily of Trup Cdos and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions.

As of June 30, 2016, United’s mortgage-backed securities had an amortized cost of $908.51 million, with an estimated fair value of $932.65 million. The portfolio consisted primarily of $601.02 million in agency residential mortgage-backed securities with a fair value of $615.78 million, $7.64 million in non-agency residential mortgage-backed securities with an estimated fair value of $7.81 million, and $299.85 million in commercial agency mortgage-backed securities with an estimated fair value of $309.06 million. As of June 30, 2016, United’s asset-backed securities had an amortized cost of $1.83 million, with an estimated fair value of $1.83 million.

As of June 30, 2016, United’s corporate securities had an amortized cost of $102.82 million, with an estimated fair value of $80.35 million. The portfolio consisted primarily of $49.28 million in Trup Cdos with a fair value of $32.01 million and $32.64 million in single issue trust preferred securities with an estimated fair value of $26.68 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $5.89 million and a fair value of $6.55 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.85 million of the Company’s pooled securities, while mezzanine tranches represent $26.16 million. Of the $26.16 million in mezzanine tranches, $8.18 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of June 30, 2016, Trup Cdos with a fair value of $3.68 million were investment grade, and the remaining $28.33 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of June 30, 2016, United’s single issue trust preferred securities had a fair value of $26.68 million. Of the $26.68 million, $12.24 million or 45.90% were investment grade; $8.06 million or 30.20% were split rated; $2.56 million or 9.62% were below investment grade; and $3.81 million or 14.29% were unrated. The two largest exposures accounted for 53.6% of the $26.68 million. These included Wells Fargo at $8.43 million and SunTrust Bank at $5.86 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of June 30, 2016:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						(Dollars in thousands)
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,170	($29)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,113	3,315	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,313	1,126	187	1,546
SECURITY 5	Mezzanine	C-2	Caa2	NR	C	1,978	975	1,003	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,145	771	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,489	2,908	1,581	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,677	2,153	1,524	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,252	1,724	(472)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	856	1,006	(150)	406
SECURITY 14	Mezzanine	B-1	B1	NR	CC	3,300	1,875	1,425	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	3,300	3,136	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	1,700	1,739	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,500	750	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	4,484	3,677	807	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	2,816	2,337	479	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,300	1,200	0

						$49,275	$32,009	$17,266	$20,613

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	8.3%	25 - 85%	(91.2)%	61.2%	38.8%
2	6	0.7%	11.1%	6.0%	90%	(114.4)%	45.4%	54.6%
4	39	13.9%	12.1%	6.7%	0 - 90%	(5.1)%	43.1%	56.9%
5	42	3.0%	10.6%	6.5%	90%	(2.2)%	91.3%	8.7%
6	43	6.0%	13.0%	6.7%	30 - 90%	(17.1)%	58.5%	41.5%
7	19	0.0%	15.1%	5.9%	N/A	(10.5)%	84.9%	15.1%
8	25	1.5%	22.4%	6.1%	75%	(26.5)%	68.3%	31.7%
12	5	0.0%	14.5%	5.0%	N/A	(3.5)%	73.4%	26.6%
13	5	0.0%	14.5%	5.0%	N/A	(3.5)%	85.9%	14.1%
14	44	4.2%	9.6%	6.4%	0 - 90%	6.7%	88.0%	12.0%
15	18	0.8%	19.7%	8.0%	90%	(33.8)%	64.4%	35.6%
16	14	0.0%	18.8%	5.8%	N/A	(17.7)%	68.8%	31.2%
17	28	3.0%	9.5%	6.8%	90%	0.8%	75.0%	25.0%
18	28	3.2%	14.6%	5.7%	15%	68.7%	100.0%	0.0%
19	5	0.0%	4.6%	5.5%	N/A	36.3%	100.0%	0.0%
22	31	3.7%	6.3%	6.5%	50 - 90%	8.8%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities with at least one rating below investment grade as of June 30, 2016:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant	NR	NR	WD	$5,690	$3,810	$1,880
Bank of America	Ba1	NR	BBB-	4,643	4,150	493
M&T Bank	NR	BBB-	BBB-	3,004	3,298	(294)

				$13,337	$11,258	$2,079

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.41 million) and Royal Bank of Scotland ($975 thousand).

During the second quarter of 2016, United recognized other-than-temporary impairment charges of $33 thousand on two non-agency residential mortgage-backed investment securities, which are not expected to be sold. Management does not believe that any individual security with an unrealized loss as of June 30, 2016 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $4.46 million or 41.71% as loan sales in the secondary market exceeded loan originations during the first six months of 2016. Portfolio loans, net of unearned income, increased $1.04 billion or 11.07% from year-end 2015 mainly as a result of the Bank of Georgetown acquisition which added $966.21 million, including purchase accounting amounts, in portfolio loans. Since year-end 2015, commercial, financial and agricultural loans increased $810.93 million or 14.94% as commercial real estate loans increased $729.15 million and commercial loans (not secured by real estate) increased $81.79 million. In addition, residential real estate loans and other consumer loans increased $134.78 million or 5.94% and $80.57 million or 18.70%, respectively, while construction and land development loans increased $12.12 million or less than 1%. These increases were due primarily to the Bank of Georgetown acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $79.92 million from year-end 2015.

The following table summarizes the changes in the major loan classes since year-end 2015:

(Dollars in thousands)	June 30 2016	December 31 2015	$ Change	% Change
Loans held for sale	$6,226	$10,681	$(4,455)	(41.71%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$877,393	$927,746	$(50,353)	(5.43%)
Nonowner-occupied commercial real estate	3,675,865	2,896,367	779,498	26.91%
Other commercial loans	1,684,008	1,602,222	81,786	5.10%

Total commercial, financial, and agricultural	$6,237,266	$5,426,335	$810,931	14.94%
Residential real estate	2,403,466	2,268,685	134,781	5.94%
Construction & land development	1,285,171	1,273,054	12,117	0.95%
Consumer:
Bankcard	12,074	11,653	421	3.61%
Other consumer	499,377	419,225	80,152	19.12%
Less: Unearned income	(14,496)	(14,872)	376	(2.53%)

Total Loans, net of unearned income	$10,422,858	$9,384,080	$1,038,778	11.07%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $37.45 million or 9.90% from year-end 2015. The Bank of Georgetown acquisition added $27.83 million in other assets plus an additional $11.41 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $15.36 million, of which, $13.03 million was acquired from Bank of Georgetown while the remaining increase was due to a slight increase in the cash surrender value. The remainder of the increase in other assets is the result of an increase of $2.67 million in OREO and an increase of $7.74 million in income taxes receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2016 increased $974.33 million or 10.43% from year-end 2015 as a result of the Bank of Georgetown acquisition. Bank of Georgetown added $971.69 million in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $441.19 million or 16.34% while interest-bearing deposits increased $533.14 million or 8.03% from December 31, 2015. Organically, deposits only grew $2.64 million from year-end 2015.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $402.60 million or 20.07%, personal noninterest-bearing deposits of $14.61 million or 2.80% and noninterest-bearing public funds of $6.40 million or 8.40% as a result of the Bank of Georgetown acquisition.

All major categories of interest-bearing deposits except time deposits under $100,000 increased from year-end 2015 as the result of the Bank of Georgetown acquisition. Interest-bearing checking accounts increased $54.76 million or 3.25% mainly due to a $91.63 million increase in commercial interest-bearing checking accounts which was partially offset by a $46.05 million decrease in personal interest-bearing checking accounts. Interest-bearing MMDAs increased $335.95 million or 14.19% as commercial MMDAs increased $148.69 million or 10.99% and personal MMDAs increased $85.02 million or 8.64%. Time deposits over $100,000 increased $166.88 million or 15.12% due to brokered deposits increasing $119.63 million, as a result of the Bank of Georgetown acquisition, and public funds CDs increasing $56.25 million, which was partially offset by Certificate of Deposit Account Registry Service (CDARS) balances decreasing

$17.20 million. Regular savings increased $22.39 million or 3.24%. Time deposits under $100,000 decreased $46.84 million or 5.90%. This decrease in time deposits under $100,000 is the result of a $41.87 million decrease in fixed rate certificates of deposits (CDs) and a $6.93 million decrease in variable rate CDs.

The following table summarizes the changes in the deposit categories since year-end 2015:

(Dollars in thousands)	June 30 2016	December 31 2015	$ Change	% Change
Demand deposits	$3,141,148	$2,699,958	$441,190	16.34%
Interest-bearing checking	1,738,079	1,683,316	54,763	3.25%
Regular savings	714,469	692,079	22,390	3.24%
Money market accounts	2,704,008	2,368,063	335,945	14.19%
Time deposits under $100,000	747,587	794,428	(46,841)	(5.90%)
Time deposits over $100,000 (1)	1,270,562	1,103,683	166,879	15.12%

Total deposits	$10,315,853	$9,341,527	$974,326	10.43%

(1)	Includes time deposits of $250,000 or more of $587,246 and $386,484 at June 30, 2016 and December 31, 2015, respectively.

Borrowings

Total borrowings at June 30, 2016 increased $466.94 million or 32.47% during the first six months of 2016. Bank of Georgetown added $166.02 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2015, short-term borrowings increased $312.30 million or 73.82% due to increases of $290 million and $36.23 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively, which were partially offset by a $13.93 million decrease in federal funds purchased. Bank of Georgetown added $101.02 million in short-term borrowings. Long-term borrowings increased $154.64 million or 15.23% since year-end 2015 as long-term FHLB advances increased $154.95 million. Bank of Georgetown added $65 million in long-term borrowings.

The table below summarizes the change in the borrowing categories since year-end 2015:

(Dollars in thousands)	June 30 2016	December 31 2015	$ Change	% Change
Federal funds purchased	$8,300	$22,230	$(13,930)	(62.66%)
Short-term securities sold under agreements to repurchase	327,023	290,798	36,225	12.46%
Long-term securities sold under agreements to repurchase	50,123	50,863	(740)	(1.45%)
Short-term FHLB advances	400,000	110,000	290,000	263.64%
Long-term FHLB advances	895,829	740,880	154,949	20.91%
Issuances of trust preferred capital securities	223,940	223,506	434	0.19%

Total borrowings	$1,905,215	$1,438,277	$466,938	32.47%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2016 increased $17.84 million or 21.10% from year-end 2015. Bank of Georgetown added $13.86 million. In particular, deferred compensation increased $6.92 million, other accrued expenses increased $8.06 million and dividends payable increased $2.19 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $3.35 million in other employee withholdings and a decline of $1.20 million in incentives payable due to timing difference in payments.

Shareholders’ Equity

Shareholders’ equity at June 30, 2016 increased $300.51 million or 17.55% from December 31, 2015 mainly as a result of the Bank of Georgetown acquisition. The Bank of Georgetown transaction added approximately $264.51 million as 6,527,746 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $253.80 million. Earnings net of dividends for the first six months of 2016 were $18.34 million.

Accumulated other comprehensive income increased $14.27 million due mainly to an increase of $12.57 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of pension costs was $1.46 million for the first six months of 2016.

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2016 was $66.50 million or $0.94 per diluted share compared to $69.44 million or $1.00 per share for the first six months of 2015. Net income for the second quarter of 2016 was $31.79 million or $0.44 per diluted share, as compared to $34.81 million or $0.50 per diluted share for the prior year second quarter.

As previously mentioned, United completed its acquisition of Bank of Georgetown after the close of business on June 3, 2016. The financial results of Bank of Georgetown are included in United’s results from the acquisition date. As a result, the first half and second quarter of 2016 were impacted for approximately a month by increased levels of average balances, income, and expense as compared to the first half and second quarter of 2015 and the first quarter of 2016 due to the acquisition. In addition, the first half and second quarter of 2016 included $4.68 million and $4.47 million, respectively, of merger-related expenses.

United’s annualized return on average assets for the first six months of 2016 was 1.06% and return on average shareholders’ equity was 7.51% as compared to 1.15% and 8.30% for the first six months of 2015. For the second quarter of 2016, United’s annualized return on average assets was 1.00% and return on average shareholders’ equity was 6.99% as compared to 1.15% and 8.23% for the second quarter of 2015. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.86% and 7.44%, respectively, for the first quarter of 2016.

Net interest income for the first half of 2016 was $201.01 million, an increase of $10.36 million or 5.43% from the prior year’s first six months. The increase in net interest income occurred because total interest income increased $11.50 million while total interest expense only increased $1.14 million from the first six months of 2015. Net interest income for the second quarter of 2016 was $102.73 million, an increase of $6.82 million or 7.11% from prior year’s second quarter. The increase in net interest income occurred because total interest income increased $7.56 million while total interest expense only increased $732 thousand from the second quarter of 2015.

The provision for credit losses was $11.70 million and $7.67 million for the first six months and second quarter of 2016, respectively, as compared to $11.07 million and $5.72 million for the first six months and second quarter of 2015, respectively. Noninterest income for the first six months of 2016 was $34.36 million which was a decrease of $3.33 million or 8.84% from the first six months of 2015. For the second quarter of 2016, noninterest income was $17.97 million, which was a decrease of $1.53 million or 7.85% from the second quarter of 2015. These decreases from 2015 were mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. For the first six months of 2016, noninterest expense increased $7.53 million or 6.52% from the first six months of 2015. For the second quarter of 2016, noninterest expense increased $7.13 million or 12.34% from the second quarter of 2015. These increases from 2015 were due mainly to the Bank of Georgetown merger-related expenses.

For the first six months of 2016 and 2015, income tax expense was $34.26 million and $32.45 million, respectively. The effective tax rate for the first six months of 2016 and 2015 was 34.00% and 31.85%, respectively. Income taxes for the first half 2015 included historical tax credits. Income taxes for the second quarter of 2016 were $16.38 million as compared to $17.15 million for the second quarter of 2015 due to lower earnings. For the quarters ended June 30, 2016 and 2015, United’s effective tax rate was 34.00% and 33.00%, respectively.

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

Net interest income for the first six months of 2016 was $201.01 million, which was an increase of $10.36 million or 5.43% from the first half of 2015. The $10.36 million increase in net interest income occurred because total interest income increased $11.52 million while total interest expense only increased $1.14 million from the first six months of 2015. Net interest income for the second quarter of 2016 was $102.73 million, which was an increase of $6.82 million or 7.11% from the second quarter of 2015. The $6.82 million increase in net interest income occurred because total interest income increased $7.56 million while total interest expense only increased $732 thousand from the second quarter of 2015. On a linked-quarter basis, net interest income for the second quarter of 2016 increased $4.44 million or 4.52% from the first quarter of 2016. The $4.44 million increase in net interest income occurred because total interest income increased $4.59 million while total interest expense only increased $150 thousand from the first quarter of 2016. Generally, interest income for the first six months of 2016 increased from the first six months of 2015 because of the earning assets added from the Bank of Georgetown acquisition. In addition, loan accretion on previously acquired loans for the first six months and second quarter of 2016 increased from the same time periods last year and the first quarter of 2016. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first half of 2016 was $204.02 million, an increase of $10.20 million or 5.26% from the first half of 2015. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Bank of Georgetown acquisition. Average earning assets increased $415.52 million or 3.85% from the first half of 2015. Average net loans increased $493.20 million or 5.48% for the first half of 2016. Average investment securities decreased $59.16 million or 4.59% while short-term investments decreased $18.51 million or 3.62%. In addition, the average yield on earning assets increased 4 basis points from the first half of 2015 due to additional loan accretion of $3.11 million on previously acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the first half of 2016 was an increase of 2 basis points in the average cost of funds as compared to the first half of 2015 due to higher market interest rates. The net interest margin of 3.66% for the first half of 2016 was an increase of 5 basis points from the net interest margin of 3.61% for the first half of 2015.

Tax-equivalent net interest income for the second quarter of 2016 was $104.24 million, an increase of $6.74 million or 6.91% from the second quarter of 2015 due mainly to an increase in average earning assets from the Bank of Georgetown acquisition. Average earning assets for the second quarter of 2016 increased $599.26 million or 5.54% from the second quarter of 2015 due mainly to a $648.42 million or 7.18% increase in average net loans. Average short-term investments decreased $38.96 million or 7.68% while average investment securities were relatively flat, decreasing $10.21 million or less than 1%. The second quarter of 2016 average yield on earning assets increased 7 basis points from the second quarter of 2015 due to additional loan accretion of $1.98 million on previously acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the second quarter of 2016 was an increase of 2 basis points in the average cost of funds as compared to the second quarter of 2015 due to the higher market interest rates. The net interest margin of 3.67% for the second quarter of 2016 was an increase of 5 basis points from the net interest margin of 3.62% for the second quarter of 2015.

On a linked-quarter basis, United’s tax-equivalent net interest income for the second quarter of 2016 increased $4.46 million or 4.47% due mainly to an increase in average earning assets from the Bank of Georgetown merger. Average earning assets increased $399.80 million or 3.63% for the linked-quarter. Average net loans increased $378.56 million or 4.07% while average investment securities increased $71.51 million or 5.98%. Average short-term investments decreased $50.26 million or 9.69%. In addition, the second quarter of 2016 average yield on earning assets increased 3 basis points from the first quarter of 2016 due to additional loan accretion of $1.12 million on previously acquired loans and the average cost of funds declined a basis point. The net interest margin of 3.67% for the second quarter of 2016 was an increase of 3 basis points from the net interest margin of 3.64% for the first quarter of 2016.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended June 30, 2016, June 30, 2015 and March 31, 2016 and the six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended
(Dollars in thousands)	June 30 2016	June 30 2015	March 31 2016
Loan accretion	$4,374	$2,394	$3,255
Certificates of deposit	0	523	0
Long-term borrowings	153	152	153

Total	$4,527	$3,069	$3,408

	Six Months Ended
(Dollars in thousands)	June 30 2016	June 30 2015
Loan accretion	$7,629	$4,523
Certificates of deposit	0	1,241
Long-term borrowings	306	305

Tax-equivalent net interest income	$7,935	$6,069

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2016, June 30, 2015 and March 31, 2016 and the six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2016	2015	2016
Net interest income, GAAP basis	$102,725	$95,902	$98,284
Tax-equivalent adjustment (1)	1,513	1,594	1,493

Tax-equivalent net interest income	$104,238	$97,496	$99,777

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2016	2015
Net interest income, GAAP basis	$201,009	$190,651
Tax-equivalent adjustment (1)	3,006	3,163

Tax-equivalent net interest income	$204,015	$193,814

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended June 30, 2016 and 2015, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$468,216	$642	0.55%	$507,175	$350	0.28%
Investment Securities:
Taxable	1,139,201	8,257	2.90%	1,157,719	7,582	2.62%
Tax-exempt	127,326	1,322	4.15%	119,015	1,379	4.64%

Total Securities	1,266,527	9,579	3.03%	1,276,734	8,961	2.81%
Loans, net of unearned income (2)	9,749,776	104,379	4.30%	9,101,514	97,815	4.31%
Allowance for loan losses	(75,457)			(75,617)

Net loans	9,674,319		4.34%	9,025,897		4.35%

Total earning assets	11,409,062	$114,600	4.04%	10,809,806	$107,126	3.97%

Other assets	1,387,480			1,350,788

TOTAL ASSETS	$12,796,542			$12,160,594

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,601,335	$6,670	0.41%	$6,546,968	$6,796	0.42%
Short-term borrowings	390,807	365	0.38%	317,569	209	0.26%
Long-term borrowings	1,106,972	3,327	1.21%	979,736	2,625	1.07%

Total Interest-Bearing Funds	8,099,114	10,362	0.51%	7,844,273	9,630	0.49%

Noninterest-bearing deposits	2,800,110			2,558,533
Accrued expenses and other liabilities	69,134			60,631

TOTAL LIABILITIES	10,968,358			10,463,437
SHAREHOLDERS’ EQUITY	1,828,184			1,697,157

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,796,542			$12,160,594

NET INTEREST INCOME		$104,238			$97,496

INTEREST SPREAD			3.53%			3.48%
NET INTEREST MARGIN			3.67%			3.62%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$493,347	$1,264	0.52%	$511,859	$681	0.27%
Investment Securities:
Taxable	1,107,160	15,964	2.88%	1,171,077	15,771	2.69%
Tax-exempt	123,614	2,604	4.21%	118,861	2,733	4.60%

Total Securities	1,230,774	18,568	3.02%	1,289,938	18,504	2.87%
Loans, net of unearned income (2)	9,560,607	204,757	4.30%	9,067,331	194,059	4.31%
Allowance for loan losses	(75,566)			(75,485)

Net loans	9,485,041		4.34%	8,991,846		4.35%

Total earning assets	11,209,162	$224,589	4.02%	10,793,643	$213,244	3.98%

Other assets	1,362,813			1,356,382

TOTAL ASSETS	$12,571,975			$12,150,025

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,593,788	$13,555	0.41%	$6,494,807	$13,681	0.42%
Short-term borrowings	334,574	579	0.35%	344,389	440	0.26%
Long-term borrowings	1,064,921	6,440	1.22%	1,028,325	5,309	1.04%

Total Interest-Bearing Funds	7,993,283	20,574	0.52%	7,867,521	19,430	0.50%

Non-interest bearing deposits	2,731,209			2,533,254
Accrued expenses and other liabilities	66,481			62,879

TOTAL LIABILITIES	10,790,973			10,463,654
SHAREHOLDERS’ EQUITY	1,781,002			1,686,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,571,975			$12,150,025

NET INTEREST INCOME		$204,015			$193,814

INTEREST SPREAD			3.50%			3.48%
NET INTEREST MARGIN			3.66%			3.61%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first six months of 2016 and 2015 was $11.70 million and $11.07 million, respectively. For the quarters ended June 30, 2016 and 2015, the provision for loan losses was $7.67 million and $5.72 million, respectively. The higher amount of provision for the second quarter of 2016 was due mainly to increased impairments on acquired loans and higher historical loss rates within the commercial loan portfolio. Net charge-offs for the first six months of 2016 were $14.98 million as compared to $11.38 million for the first six months of 2015. Net charge-offs were $10.71 million for the second quarter of 2016 as compared to net charge-offs of $6.07 million for the same quarter in 2015. These higher amounts of net charge-offs for 2016 compared to 2015 were primarily due to a large charge-off on a commercial loan relationship in the second quarter of 2016. On a linked-quarter basis, the provision for loan losses increased $3.63 million while net charge-offs increased $6.44 million from the first quarter of 2016 due mainly to the large charge-off and a higher rate of loss recognition in the second quarter. Annualized net charge-offs as a percentage of average loans were 0.32% and 0.44% for the first six months and second quarter of 2016, respectively.

At June 30, 2016, nonperforming loans were $113.05 million or 1.08% of loans, net of unearned income, down from nonperforming loans of $126.71 million or 1.35% of loans, net of unearned income at December 31, 2015. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $5.59 million at June 30, 2016, a decrease of $6.03 million or 51.89% from $11.63 million at year-end 2015. This decrease was due to the repayment of a loan that was 90 days or more past due at year-end 2015 as well as another significant past due loan being brought and kept current. At June 30, 2016, nonaccrual loans were $82.51 million, a decrease of $8.68 million or 9.52% from $91.19 million at year-end 2015. This decrease was due to nonaccrual loans either transferred to OREO or charged-off. Restructured loans were $24.94 million at June 30, 2016 which was an increase of $1.05 million or 4.41% from $23.89 million of restructured loans at year-end 2015. Six loans totaling $6.61 million were restructured during the first half of 2016 while one loan for $1.07 million was removed from restructured status due to a satisfactory payment history and loan terms which reflected a market rate of interest. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $147.94 million, including OREO of $34.89 million at June 30, 2016, represented 1.03% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2016, impaired loans were $224.56 million, which was a decrease of $30.61 million or 12.00% from $255.18 million at December 31, 2015. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2016 and December 31, 2015, the allowance for credit losses was $73.84 million and $76.66 million, respectively.

At June 30, 2016, the allowance for loan losses was $72.45 million as compared to $75.73 million at December 31, 2015. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.70% at June 30, 2016 and 0.81% at December 31, 2015. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans.

The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income for the years ended June 30, 2016 and December 31, 2015:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Allowance for Loan Losses (GAAP)	$72,448	$75,726

Loans, net of unearned income (GAAP)	10,422,858	9,384,080
Less: Acquired Loans (non-GAAP)	(2,551,928)	(1,791,023)

Non-Acquired Loans, net of unearned income (non-GAAP)	$7,870,930	$7,593,057

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	0.92%	1.00%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 64.09% and 59.76% at June 30, 2016 and December 31, 2015, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at June 30, 2016 produced decreased allocations in three of the six loan categories. The allocation related to the real estate construction and development loan pool decreased $4.82 million due to a decrease in portfolio outstandings as well as historical loss rates applied to the portfolio. The residential real estate loan pool allocation decreased $3.04 million due to an improvement in historical loss rates as well as recognition of losses previously allocated. The other commercial loan pool allocation decreased $971 thousand due to the recognition of losses previously allocated. Partially offsetting these decreases was an increase in the commercial real estate owner-occupied loan pool allocation of $3.32 million due to an increase in criticized loans within the portfolio and an increase in the corresponding historical loss rate. In addition, the commercial real estate nonowner-occupied loan pool allocation increased $1.42 million due to an increase in the overall portfolio, an increase in criticized loans as well as an increase in historical loss rates. The consumer loan pool also experienced an increase of $561 thousand due to an increase in portfolio outstandings and increase in historical loss rates. In summary, the overall level of the allowance for loan losses declined $3.28 million or 4.33% from year-end 2015 as a result of the factors within the loan portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $25.88 million at June 30, 2016 and $27.79 million at December 31, 2015. In comparison to the prior year-end, this element of the allowance decreased by $1.91 million primarily due to decreased specific allocations for other commercial loans and residential real estate loans.

Management believes that the allowance for credit losses of $73.84 million at June 30, 2016 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first half of 2016 was $34.36 million, which was a decrease of $3.33 million or 8.84% from the first half of 2015. Noninterest income for the second quarter of 2016 was $17.97 million, a decrease of $1.53 million or 7.85% from the second quarter of 2015. These decreases were mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion.

Fees from deposit services for the first six months of 2016 were $16.36 million, a decrease of $3.84 million or 19.02% from the first six months of 2015. Debit card income declined $2.91 million for the first six months of 2016 as a result of the Durbin Amendment. In addition, income from overdraft fees declined $774 thousand during the first six months of 2016. For the second quarter of 2016, fees from deposit services were $8.39 million, a decrease of $2.04 million or 19.59% from the second quarter of 2015. In particular, debit card income declined $1.55 million due to the Durbin Amendment and income from overdraft fees declined $460 thousand during the second quarter of 2016.

Mortgage banking income increased $309 thousand or 25.58% for the first six months of 2016 from the same periods in 2015 due to increased spreads on the sales of mortgage loans in the secondary market. Mortgage loan sales were $69.38 million in the first six months of 2016 as compared to $73.85 million in the first six months of 2015.

On a linked-quarter basis, noninterest income for the second quarter of 2016 increased $1.58 million or 9.61% from the first quarter of 2016. Fees from deposit services increased $417 thousand as a result of increased debit card and automated teller machine (ATM) usage and bankcard fees increased $527 thousand due to increased volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first six months of 2016, noninterest expense increased $7.53 million or 6.52% from the first six months of 2015. Noninterest expense increased $7.13 million or 12.34% for the second quarter of 2016 compared to the same period in 2015.

Employee compensation increased $3.92 million or 9.56% for the first six months of 2016 when compared to the first six months of 2015. Merger severance charges of $365 thousand were included in the first half of 2016. Otherwise, base salaries increased $2.25 million or 5.55% due mainly to merit increases and additional employees. Also, expense for employee incentives increased $1.36 million. Employee compensation for the second quarter of 2016 increased $1.91 million or 9.20% from the second quarter of 2015. In addition to the merger severance charges, base salaries increased $1.31 million or 6.43% mainly due to merit increases and additional employees.

Employee benefits expense for the first six months of 2016 increased $506 thousand or 3.78% as compared to the first six months of 2015. Employee benefits expense for the second quarter of 2016 increased $706 thousand or 10.72% from the second quarter of 2015. Included in employee benefits expense for the first six months and second quarter of 2016 was $584 thousand of expense on assumed benefit agreements from the Bank of Georgetown acquisition. Otherwise health insurance expense for the first half and second quarter of 2016 increased $690 thousand and $324 thousand from the same time periods last year due to higher premiums and additional employees.

Net occupancy expense increased $955 thousand or 7.31% and $1.23 million or 18.82% for the first six months and second quarter of 2016, respectively, as compared to the same periods in prior year. Included in net occupancy expense for the first six months and second quarter of 2016 were charges of $1.58 million for the termination of leases for closed offices in the Bank of Georgetown acquisition.

Other real estate owned (OREO) expense for the first six months and second quarter of 2016 increased $1.08 million or 48.25% and $1.54 million or 137.56% from the first six months and second quarter of 2015 due to decreases in the fair value on OREO properties.

Data processing expense decreased $463 thousand or 6.08% and $271 thousand or 7.01% for the first six months and second quarter of 2016, respectively, as compared to the same periods in prior year.

Other expense for the first six months of 2016 increased $1.41 million or 4.85% from the first six months of 2015. For the second quarter of 2016, other expense increased $1.82 million or 12.56%. Included in other expense for the first six months and second quarter of 2016 were merger-related expenses of $2.16 million and $1.94 million, respectively.

On a linked-quarter basis, noninterest expense for the second quarter of 2016 increased $6.80 million or 11.71% from the first quarter of 2016 generally due to additional operating and merger-related expenses from the Bank of Georgetown acquisition. In particular, employee compensation expense increased $352 thousand due to the $365 thousand of merger severance charges, employee benefits increased $691 thousand due mainly to the $584 thousand of expense on assumed benefit agreements, net occupancy expense increased $1.52 million due to the $1.58 million for the termination of leases, and other merger-related expenses increased $1.72 million. In addition, OREO expense increased $2.01 million due to a decline in the fair values of OREO properties.

Income Taxes

Income tax expense for the first half of 2016 and 2015 was $34.26 million and $32.45 million, respectively. For the first half of 2016 and 2015, United’s effective tax rate was 34.00% and 31.85%, respectively. Included in income tax expense for the first half of 2015 were historical tax credits. Income taxes for the second quarter of 2016 were $16.38 million as compared to $17.15 million for the second quarter of 2015. This decline was primarily due to lower earnings. For the quarters ended June 30, 2016 and 2015, United’s effective tax rate was 34.00% and 33.00%, respectively. On a linked-quarter basis, income tax expense for the second quarter of 2016 decreased $1.50 million from the first quarter of 2016. These decreases were primarily due to lower earnings. For the first quarter of 2016, United’s effective tax rate was 34.00%. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2015 for disclosures with respect to United’s fixed and determinable contractual obligations. As previously mentioned, United completed its acquisition of Bank of Georgetown during the second quarter of 2016. As such, United assumed the financial obligations of Bank of Georgetown, including contractual obligations and commitments, which also may require future payments. Otherwise, there have been no material changes outside the ordinary course of business since year-end 2015 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

As of June 30, 2016, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.20 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2015 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2016 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2015 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the six months ended June 30, 2016, cash of $74.93 million was provided by operating activities due mainly to net income of $66.50 million for the first six months of 2016. Net cash of $92.08 million was used in investing activities which was primarily due to net loan growth of $79.92 million and net purchases of investment securities of $39.03 million. Partially offsetting these uses of cash was net cash of $29.33 million provided in the Bank of Georgetown acquisition. During the first six months of 2016, net cash of $261.29 million was provided by financing activities due primarily to net proceeds from short-term borrowings of $231.28 million and long-term FHLB borrowings of $69.95 million. Partially offsetting these increases to cash was the payment of cash dividends in the amount of $45.97 million for the first six months of 2016. The net effect of the cash flow activities was an increase in cash and cash equivalents of $244.13 million for the first six months of 2016.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 12.63% at June 30, 2016 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 9.96%, 11.98% and 11.48%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $2.01 billion at June 30, 2016, increasing $300.51 million or 17.55% from December 31, 2015 primarily due to the Bank of Georgetown acquisition. United’s equity to assets ratio was 14.04% at June 30, 2016 as compared to 13.62% at December 31, 2015. The primary capital ratio, capital and reserves to total assets and reserves, was 14.48% at June 30, 2016 as compared to 14.14% at December 31, 2015. United’s average equity to average asset ratio was 14.17% for the first half of 2016 as compared to 13.88% for the first half of 2015. All of these financial measurements reflect a financially sound position.

During the second quarter of 2016, United’s Board of Directors declared a cash dividend of $0.33 per share. Cash dividends were $0.66 per common share for the first six months of 2016. Total cash dividends declared were $25.16 million for the second quarter of 2016 and $48.16 million for the first six months of 2016 as compared to $22.23 million and $44.44 million, respectively, for the second quarter and first six months of 2015.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2016 and December 31, 2015:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2016	December 31, 2015
+200	(1.65%)	(1.18%)
+100	(0.95%)	(0.85%)
-100	1.23%	2.62%
-200	—	—

At June 30, 2016, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.95% over one year as compared to a decrease of 0.85% at December 31, 2015. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.65% over one year as of June 30, 2016, as compared to a decrease of 1.18% as of December 31, 2015. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.23% over one year as of June 30, 2016 as compared to an increase of 2.62%, over one year as of December 31, 2015. With the federal funds rate 0.50% at June 30, 2016 and December 31, 2015, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At June 30, 2016, United’s mortgage related securities portfolio had an amortized cost of $909 million, of which approximately $500 million or 55% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 3.4 years and a weighted average yield of 2.61%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 10.6%, or less than the price decline of a 4-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $251 million in balloon and other securities with a projected yield of 1.91% and a projected average life of 4 years on June 30, 2016. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.2 years and a weighted average maturity (WAM) of 4.3 years.

United had approximately $60 million in 15-year mortgage backed securities with a projected yield of 2.01% and a projected average life of 3 years as of June 30, 2016. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.3 years and a weighted average maturity (WAM) of 10.7 years.

United had approximately $41 million in 20-year mortgage backed securities with a projected yield of 2.76% and a projected average life of 4 years on June 30, 2016. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4 years and a weighted average maturity (WAM) of 15.4 years.

United had approximately $34 million in 30-year mortgage backed securities with a projected yield of 2.68% and a projected average life of 3.6 years on June 30, 2016. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 3.6 years and a weighted average maturity (WAM) of 32 years.

The remaining 2% of the mortgage related securities portfolio at June 30, 2016, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2016 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended June 30, 2016 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2016	0	$00.00	0	322,200
5/01 – 5/31/2016	5	$36.67	0	322,200
6/01 – 6/30/2016	0	$00.00	0	322,200

Total	5	$36.67	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2016, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2016, the following shares were purchased for the deferred compensation plan: May 2016 – 5 shares at an average price of $36.67.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Bank of Georgetown

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank

Exhibit 10.2	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	August 9, 2016	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	August 9, 2016	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Bank of Georgetown	(a	)

3.1	Articles of Incorporation	(b	)

3.2	Bylaws	(c	)

10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank	(d	)

10.2	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald	(e	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	84

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	85

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	86

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	87

101	Interactive data file (XBRL)	(f	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated and filed November 9, 2015 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 10-Q dated and filed May 9, 2016 for United Bankshares, Inc., File No. 0-13322.
(e)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No. 0-13322.
(f)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.