Form 10-Q
period 2016-09-30
UNITED BANKSHARES INC/WV
filed 2016-11-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Class - Common Stock, $2.50 Par Value; 76,454,858 shares outstanding as of October 31, 2016.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2016 and December 31, 2015, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 and 2015, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2016, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30 2016	December 31 2015
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$165,830	$136,690
Interest-bearing deposits with other banks	951,951	719,923
Federal funds sold	725	722

Total cash and cash equivalents	1,118,506	857,335
Securities available for sale at estimated fair value (amortized cost-$1,304,353 at September 30, 2016 and $1,072,340 at December 31, 2015)	1,311,220	1,066,334
Securities held to maturity (estimated fair value-$31,373 at September 30, 2016 and $36,319 at December 31, 2015)	33,971	39,099
Other investment securities	117,375	98,749
Loans held for sale	10,957	10,681
Loans	10,451,662	9,398,952
Less: Unearned income	(15,899)	(14,872)

Loans net of unearned income	10,435,763	9,384,080
Less: Allowance for loan losses	(72,657)	(75,726)

Net loans	10,363,106	9,308,354
Bank premises and equipment	76,619	73,089
Goodwill	867,311	710,252
Accrued interest receivable	38,743	35,801
Other assets	406,888	378,250

TOTAL ASSETS	$14,344,696	$12,577,944

Liabilities
Deposits:
Noninterest-bearing	$3,250,455	$2,699,958
Interest-bearing	7,327,877	6,641,569

Total deposits	10,578,332	9,341,527
Borrowings:
Federal funds purchased	32,200	22,230
Securities sold under agreements to repurchase	359,959	341,661
Federal Home Loan Bank borrowings	1,023,375	850,880
Other long-term borrowings	224,129	223,506
Reserve for lending-related commitments	1,122	936
Accrued expenses and other liabilities	96,900	84,569

TOTAL LIABILITIES	12,316,017	10,865,309

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	—	—
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-76,467,447 and 69,626,932 at September 30, 2016 and December 31, 2015, respectively, including 28,274 and 23,835 shares in treasury at September 30, 2016 and December 31, 2015, respectively	191,169	174,067
Surplus	1,007,315	752,997
Retained earnings	859,199	824,603
Accumulated other comprehensive loss	(28,029)	(38,212)
Treasury stock, at cost	(975)	(820)

TOTAL SHAREHOLDERS’ EQUITY	2,028,679	1,712,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,344,696	$12,577,944

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest income
Interest and fees on loans	$112,273	$97,331	$314,936	$289,184
Interest on federal funds sold and other short-term investments	1,107	461	2,371	1,142
Interest and dividends on securities:
Taxable	8,764	7,619	24,728	23,390
Tax-exempt	993	898	2,685	2,674

Total interest income	123,137	106,309	344,720	316,390

Interest expense
Interest on deposits	7,723	7,145	21,278	20,826
Interest on short-term borrowings	553	213	1,132	653
Interest on long-term borrowings	3,792	2,633	10,232	7,942

Total interest expense	12,068	9,991	32,642	29,421

Net interest income	111,069	96,318	312,078	286,969
Provision for loan losses	6,988	5,182	18,690	16,252

Net interest income after provision for loan losses	104,081	91,136	293,388	270,717

Other income
Fees from trust and brokerage services	4,891	4,737	14,552	14,560
Fees from deposit services	8,306	9,059	24,669	29,266
Bankcard fees and merchant discounts	1,551	1,243	3,754	3,288
Other service charges, commissions, and fees	500	527	1,725	1,644
Income from bank-owned life insurance	2,541	1,234	4,913	3,765
Income from mortgage banking	982	665	2,499	1,873
Other income	249	236	1,050	979
Total other-than-temporary impairment losses	0	0	339	(100)
Portion of loss recognized in other comprehensive income	0	0	(372)	66

Net other-than-temporary impairment losses	0	0	(33)	(34)
Net gains on sales/calls of investment securities	1	111	251	160

Net investment securities gains	1	111	218	126

Total other income	19,021	17,812	53,380	55,501

Other expense
Employee compensation	24,213	22,700	69,123	63,692
Employee benefits	7,483	6,690	21,380	20,081
Net occupancy expense	6,919	5,654	20,945	18,725
Other real estate owned (OREO) expense	1,342	769	4,654	3,003
Equipment expense	2,097	2,601	6,162	6,745
Data processing expense	3,857	3,582	11,004	11,192
Bankcard processing expense	480	390	1,283	1,092
FDIC insurance expense	2,086	2,098	6,341	6,253
Other expense	14,300	13,200	44,796	42,286

Total other expense	62,777	57,684	185,688	173,069

Income before income taxes	60,325	51,264	161,080	153,149
Income taxes	18,846	16,217	53,103	48,666

Net income	$41,479	$35,047	$107,977	$104,483

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Earnings per common share:
Basic	$0.54	$0.50	$1.49	$1.51

Diluted	$0.54	$0.50	$1.48	$1.50

Dividends per common share	$0.33	$0.32	$0.99	$0.96

Average outstanding shares:
Basic	76,218,573	69,391,401	72,413,246	69,302,180
Diluted	76,647,773	69,689,723	72,746,363	69,586,287

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income	$41,479	$35,047	$107,977	$104,483

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	(4,865)	5,482	7,944	4,716
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	1	4	4
Change in pension plan assets, net of tax	777	768	2,235	2,304

Comprehensive income, net of tax	$37,393	$41,298	$118,160	$111,507

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2016
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2016	69,626,932	$174,067	$752,997	$824,603	($38,212)	($820)	$1,712,635

Comprehensive income:
Net income	0	0	0	107,977	0	0	107,977
Other comprehensive income, net of tax:	0	0	0	0	10,183	0	10,183

Total comprehensive income, net of tax							118,160
Stock based compensation expense	0	0	2,050	0	0	0	2,050
Acquisition of Bank of Georgetown (6,527,746)	6,527,746	16,319	248,176	0	0	0	264,495
Purchase of treasury stock (12 shares)	0	0	0	0	0	(1)	(1)
Issuance of treasury stock (1,500 shares)	0	0	0	0	0	52	52
Distribution of treasury stock from deferred compensation plan (28 shares)	0	0	0	0	0	1	1
Cash dividends ($0.99 per share)	0	0	0	(73,381)	0	0	(73,381)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (5,955 shares)	0	0	207	0	0	(207)	0
Common stock options exercised (248,677 shares)	248,677	622	4,046	0	0	0	4,668

Balance at September 30, 2016	76,467,447	$191,169	$1,007,315	$859,199	($28,029)	($975)	$2,028,679

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$123,865	$124,892

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	5,039	400
Proceeds from sales of securities available for sale	103,411	6,233
Proceeds from maturities and calls of securities available for sale	264,834	123,793
Purchases of securities available for sale	(385,030)	(50,955)
Purchases of bank premises and equipment	(4,150)	(3,940)
Proceeds from sales of bank premises and equipment	229	998
Purchases of other investment securities	(61,193)	(11,979)
Proceeds from sales and redemptions of other investment securities	47,285	18,005
Proceeds from sales of OREO properties	15,435	7,261
Acquisition of Bank of Georgetown, net of cash paid	29,330	0
Net change in loans	(111,723)	(82,732)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(96,533)	7,084

FINANCING ACTIVITIES
Cash dividends paid	(71,129)	(66,607)
Excess tax benefits from stock-based compensation arrangements	2,083	853
Acquisition of treasury stock	(1)	(1)
Proceeds from exercise of stock options	4,668	6,590
Repayment of long-term Federal Home Loan Bank borrowings	(725,077)	(790,455)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	795,000	625,000
Distribution of treasury stock for deferred compensation plan	1	1
Changes in:
Deposits	265,183	460,978
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(36,889)	(112,941)

NET CASH PROVIDED BY FINANCING ACTIVITIES	233,839	123,418

Increase in cash and cash equivalents	261,171	255,394

Cash and cash equivalents at beginning of year	857,335	753,064

Cash and cash equivalents at end of period	$1,118,506	$1,008,458

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$19,228	$4,466

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2016 and 2015 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in United’s 2015 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2015 Annual Report of United on Form 10-K. To conform to the 2016 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

Summary of New Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends ASC 230 to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows as a result of diversity in practice and in certain circumstances, financial statement restatements. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. ASU 2016-15 is effective for United on January 1, 2018, with early adoption permitted, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

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

2. MERGERS AND ACQUISITIONS

Cardinal Financial Corporation

On August 17, 2016, United entered into an Agreement and Plan of Reorganization (the Agreement) with Cardinal Financial Corporation (Cardinal), a Virginia corporation headquartered in Tysons Corner, Virginia. In accordance with the Agreement, Cardinal will merge with and into a wholly-owned subsidiary of United (the Merger). At the effective time of the Merger, Cardinal will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia corporation.

The Agreement provides that at the effective time of the Merger, each outstanding share of common stock of Cardinal will be converted into the right to receive 0.71 shares of United common stock, par value $2.50 per share, plus cash in lieu of fractional shares.

Pursuant to the Agreement, at the effective time of the Merger, shares of Cardinal restricted stock that were unvested prior to the Merger will vest upon the Merger under the terms of the restricted stock agreements and convert into the right to receive 0.71 shares of United common stock, plus cash in lieu of fractional shares. Also under the terms of the merger agreement, outstanding Cardinal stock options, whether vested or not, will convert into fully vested and exercisable stock options with respect to shares of United’s common stock, with appropriate adjustments to reflect the exchange ratio.

After the effective time of the Merger, Cardinal Bank, a wholly-owned subsidiary of Cardinal, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

The acquisition of Cardinal will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of September 30, 2016, Cardinal had $4,219,648 in assets with 30 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operates George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland and the District of Columbia; and Cardinal Wealth Services Inc.

Bank of Georgetown

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

At consummation, Bank of Georgetown had assets of $1,278,837 loans of $999,773 and deposits of $971,369. The transaction was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date.

The aggregate purchase price was approximately $264,505, including common stock valued at $253,799, stock options assumed valued at $10,696, and cash paid for fractional shares of $10. The number of shares issued in the transaction was 6,527,746, which were valued based on the closing market price of $38.88 for United’s common shares on June 3, 2016. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $156,389 and $9,058, respectively. The core deposit intangibles are expected to be amortized over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. As a result of the merger, United recorded downward fair value adjustments of $41,745 on the loans acquired and $1,550 on leasehold improvements, respectively, a premium on interest-bearing deposits acquired of $316 and a premium on long-term FHLB advances of $2,659. The remaining discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2016, the premium on the interest-bearing deposits and the FHLB advances had an estimated remaining life of 1.33 years and 8.92 years, respectively. United assumed approximately $300 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of September 30, 2016. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of September 30, 2016 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

In conjunction with the Bank of Georgetown merger, the acquired loan portfolio was accounted for at fair value as follows:

June 3, 2016
Contractually required principal and interest at acquisition	$1,275,398
Contractual cash flows not expected to be collected	(33,713)

Expected cash flows at acquisition	1,241,685
Interest component of expected cash flows	(273,488)

Basis in acquired loans at acquisition – estimated fair value	$968,197

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $138,125, $117,564, and $95,570, respectively.

The consideration paid for Bank of Georgetown’s common equity and the expected fair value of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (6,527,746 shares)	$253,799
Fair value of stock options assumed	10,696
Cash for fractional shares	10

Total purchase price	264,505

Identifiable assets:
Cash and cash equivalents	29,340
Investment securities	219,783
Loans	968,197
Premises and equipment	5,574
Core deposit intangibles	9,058
Other assets	28,634

Total identifiable assets	$1,260,586
Identifiable liabilities:
Deposits	$971,685
Short-term borrowings	101,021
Long-term borrowings	67,659
Other liabilities	12,105

Total identifiable liabilities	1,152,470

Preliminary fair value of net assets acquired including identifiable intangible assets	108,116

Preliminary resulting goodwill	$156,389

The operating results of United for the nine months ended September 30, 2016 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Bank of Georgetown, provided $67,570 in total revenues, which represents net interest income plus other income, and $33,326 in net income from the period from the Acquisition Date to September 30, 2016. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2016. Bank of Georgetown’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2016 and 2015, as if the Bank of Georgetown merger had occurred on January 1, 2016 and 2015, respectively. These results combine the historical results of Bank of Georgetown into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity including merger-related expenses of $5,609 for the first nine months of 2016, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Bank of Georgetown’s provision for credit losses for 2016 and 2015 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016 and 2015. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Nine Months Ended September 30
	2016	2015
Total Revenues (1)	$386,514	$377,010
Net Income	106,409	112,607

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2016
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$169,416	$1,636	$21	$171,031	$0
State and political subdivisions	178,258	4,561	599	182,220	0
Residential mortgage-backed securities
Agency	574,407	11,909	212	586,104	0
Non-agency	7,136	472	10	7,598	86
Commercial mortgage-backed securities
Agency	295,125	7,367	30	302,462	0
Asset-backed securities	1,007	0	0	1,007	0
Trust preferred collateralized debt obligations	49,230	595	17,728	32,097	25,952
Single issue trust preferred securities	13,351	294	2,197	11,448	0
Other corporate securities	9,996	68	0	10,064	0
Marketable equity securities	6,427	767	5	7,189	0

Total	$1,304,353	$27,669	$20,802	$1,311,220	$26,038

	December 31, 2015
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,993	$1,793	$0	$73,786	$0
State and political subdivisions	130,685	3,144	51	133,778	0
Residential mortgage-backed securities
Agency	473,109	5,580	707	477,982	0
Non-agency	9,119	457	5	9,571	458
Commercial mortgage-backed securities
Agency	305,990	1,843	1,898	305,935	0
Asset-backed securities	3,404	0	5	3,399	0
Trust preferred collateralized debt obligations	49,386	635	15,335	34,686	25,952
Single issue trust preferred securities	13,811	249	2,367	11,693	0
Other corporate securities	9,999	50	0	10,049	0
Marketable equity securities	4,844	637	26	5,455	0

Total	$1,072,340	$14,388	$20,394	$1,066,334	$26,410

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2016 and December 31, 2015.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
September 30, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$20,037	$21	$0	$0
State and political subdivisions	46,942	599	0	0
Residential mortgage-backed securities
Agency	45,144	212	0	0
Non-agency	0	0	240	10
Commercial mortgage-backed securities
Agency	43,867	30	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	2,100	41	27,300	17,687
Single issue trust preferred securities	4,337	313	3,810	1,884
Marketable equity securities	372	5	0	0

Total	$162,799	$1,221	$31,350	$19,581

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	15,550	51	0	0
Residential mortgage-backed securities
Agency	90,004	707	0	0
Non-agency	348	5	0	0
Commercial mortgage-backed securities
Agency	170,340	1,650	9,255	248
Asset-backed securities	3,399	5	0	0
Trust preferred collateralized debt obligations	3,304	135	28,633	15,200
Single issue trust preferred securities	4,225	404	3,720	1,963
Marketable equity securities	986	26	0	0

Total	$288,156	$2,983	$41,608	$17,411

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Proceeds from sales and calls	$174,015	$42,559	$368,246	$130,027
Gross realized gains	3	43	259	97
Gross realized losses	1	2	7	7

At September 30, 2016, gross unrealized losses on available for sale securities were $20,802 on 124 securities of a total portfolio of 606 available for sale securities. Securities in an unrealized loss position at September 30, 2016 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos) and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $869,532 at September 30, 2016. Of the $869,532, $295,125 was related to agency commercial mortgage securities and $574,407 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2016.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The Company has no exposure to real estate investment trusts (REITS) in its investment portfolio. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $7,136 at September 30, 2016. Of the $7,136, $1,298 was rated above investment grade and $5,838 was rated below investment grade. Approximately 26% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 74% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. In determining whether or not the non-agency mortgage-backed securities are other-than-temporarily impaired, management performs an in-depth analysis on each non-agency residential mortgage-backed security on a quarterly basis. The analysis includes a review of the following factors: weighted average loan to value, weighted average maturity, average FICO scores, historical collateral performance, geographic concentration, credit subordination, cross-collateralization, coverage ratios, origination year, full documentation percentage, event risk (repricing), and collateral type. Management completes a quarterly stress test to determine the level of loss protection remaining in each individual security and compares the protection remaining to the future expected performance of the underlying collateral. Additionally, management utilizes a third-party cash flow model to perform a cash flow test for each bond below investment grade. The model produces a bond specific set of cash flows based upon assumptions input by management. The input assumptions that are incorporated include the projected constant default rate (CDR) of the underlying mortgages, the loss severity upon default, and the prepayment rate on the underlying mortgage collateral. CDR and loss severities are forecasted by management after full evaluation of the underlying collateral including recent performance statistics. Therefore, based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at September 30, 2016.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2016, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of Ba1 to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2016 consisted of $3,007 in investment grade bonds, $4,651 in split-rated bonds and $5,693 in unrated bonds. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of September 30, 2016.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2016, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the third quarter of 2016, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2016 related to these securities. The total credit-related other-than-temporary impairment recognized in earnings during 2015 related to these securities was $34. The balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952 at September 30, 2016 and December 31, 2015.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of September 30, 2016 consisted of $4,438 in investment grade bonds and $40,549 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of September 30, 2016:

				Amortized Cost
Class	Amortized Cost	Fair Value	Net Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$6,579	$5,739	$840	$4,438	$0	$2,141
Mezzanine – Bank (now in senior position)	11,346	8,289	3,058	0	0	11,346
Mezzanine – Bank	26,091	14,720	11,370	0	0	26,091
Mezzanine – Bank & Insurance (combination)	5,214	3,349	1,865	0	0	5,214

Totals	$49,230	$32,097	$17,133	$4,438	$0	$44,792

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 103.4% to a high of 359.0%, with a median of 158.6%, and a weighted average of 235.6%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2016 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $6,427 at September 30, 2016. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at September 30, 2016.

Other investment securities (cost method)

During the third quarter of 2016, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2016 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Balance of cumulative credit losses at beginning of period	$22,162	$23,773	$23,773	$23,739
Additional credit losses on securities for which OTTI was previously recognized	0	0	33	34
Reductions during the period for securities for which the amount previously recognized in other comprehensive income was recognized in earnings	0	0	(1,644)	0

Balance of cumulative credit losses at end of period	$22,162	$23,773	$22,162	$23,773

The amortized cost and estimated fair value of securities available for sale at September 30, 2016 and December 31, 2015 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$113,102	$113,136	$10,448	$10,515
Due after one year through five years	304,316	309,095	273,469	274,158
Due after five years through ten years	202,035	210,047	213,274	216,636
Due after ten years	678,473	671,753	570,305	559,570
Marketable equity securities	6,427	7,189	4,844	5,455

Total	$1,304,353	$1,311,220	$1,072,340	$1,066,334

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,321	$700	$0	$6,021
State and political subdivisions	9,288	17	189	9,116
Residential mortgage-backed securities
Agency	31	6	0	37
Single issue trust preferred securities	19,311	0	3,132	16,179
Other corporate securities	20	0	0	20

Total	$33,971	$723	$3,321	$31,373

	December 31, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,425	$860	$0	$11,285
State and political subdivisions	9,321	21	253	9,089
Residential mortgage-backed securities
Agency	35	6	0	41
Single issue trust preferred securities	19,298	0	3,414	15,884
Other corporate securities	20	0	0	20

Total	$39,099	$887	$3,667	$36,319

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2016, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,920) and SunTrust Bank ($7,415). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,415) and Royal Bank of Scotland ($975). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the third quarter and first nine months of 2016 and 2015.

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2016		December 31, 2015
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,040	$1,041	$5,029	$5,121
Due after one year through five years	8,523	9,236	9,672	10,458
Due after five years through ten years	4,045	3,859	4,045	3,794
Due after ten years	20,363	17,237	20,353	16,946

Total	$33,971	$31,373	$39,099	$36,319

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,244,866 and $986,982 at September 30, 2016 and December 31, 2015, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2016	December 31, 2015
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$865,207	$927,746
Nonowner-occupied commercial real estate	3,680,824	2,896,367
Other commercial loans	1,687,751	1,602,222

Total commercial, financial & agricultural	6,233,782	5,426,335
Residential real estate	2,386,717	2,268,685
Construction & land development	1,264,351	1,273,054
Consumer:
Bankcard	12,580	11,653
Other consumer	554,232	419,225

Total gross loans	$10,451,662	$9,398,952

The table above does not include loans held for sale of $10,957 and $10,681 at September 30, 2016 and December 31, 2015, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $195,878 or 1.87% of total gross loans at September 30, 2016 and $148,197 or 1.58% of total gross loans at December 31, 2015. The contractual principal in these acquired impaired loans was $261,750 and $208,765 at September 30, 2016 and December 31, 2015, respectively. The impaired loan balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2016 follows:

Accretable yield at the beginning of the period	$12,156
Accretion (including cash recoveries)	(8,638)
Additions	21,993
Net reclassifications to accretable from non-accretable	4,800
Disposals (including maturities, foreclosures, and charge-offs)	(2,562)
Accretable yield at the end of the period	$27,749

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $286,859 and $241,000 at September 30, 2016 and December 31, 2015, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2016, United had TDRs of $21,308 as compared to $23,890 as of December 31, 2015. Of the $21,308 aggregate balance of TDRs at September 30, 2016, $10,697 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $23,890 aggregate balance of TDRs at December 31, 2015, $11,949 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2016, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2016, United had restructured loans in the amount of $2,694 that were modified by a reduction in the interest rate, $6,009 that were modified by a combination of a reduction in the interest rate and the principal and $12,605 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2016, segregated by class of loans. No loans were restructured during the third quarter of 2015.

	Troubled Debt Restructurings
	For the Three Months Ended
	September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	1	110	110
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	1	$110	$110

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2016 and 2015, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2016			September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$1,190	$1,184	0	$0	$0
Nonowner-occupied	0	0	0	1	669	647
Other commercial	5	2,250	1,725	1	240	240
Residential real estate	1	1,400	1,400	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	7	$4,840	$4,309	2	$909	$887

During the third quarter and first nine months of 2016, $110 and $2,909, respectively, of restructured loans were modified by a change in loan terms. In addition, during the first nine months of 2016, $1,400 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During the first nine months of 2015, restructured loans of $887 were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months and nine months ended September 30, 2016. During the time periods indicated, the loan’s principal was reduced through a charge-off to the value of the underlying collateral. No loans restructured during the twelve-month period ended September 30, 2015 subsequently defaulted, resulting in a principal charge-off during the three months ended and first nine months of 2015.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	37	1	37
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$37	1	$37

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2016

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,834	$4,480	$10,314	$854,893	$865,207	$650
Nonowner-occupied	12,940	26,719	39,659	3,641,165	3,680,824	4,262
Other commercial	24,881	30,316	55,197	1,632,554	1,687,751	601
Residential real estate	29,319	27,300	56,619	2,330,098	2,386,717	4,077
Construction & land development	5,126	8,565	13,691	1,250,660	1,264,351	254
Consumer:
Bankcard	370	126	496	12,084	12,580	126
Other consumer	9,654	1,618	11,272	542,960	554,232	1,417

Total	$88,124	$99,124	$187,248	$10,264,414	$10,451,662	$11,387

(1)	Current & Other includes loans with a recorded investment of $195,878 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2015

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,639	$9,831	$18,470	$909,276	$927,746	$400
Nonowner-occupied	24,209	26,126	50,335	2,846,032	2,896,367	552
Other commercial	14,888	33,297	48,185	1,554,037	1,602,222	3,643
Residential real estate	44,312	28,332	72,644	2,196,041	2,268,685	4,294
Construction & land development	2,412	15,416	17,828	1,255,226	1,273,054	1,347
Consumer:
Bankcard	223	168	391	11,262	11,653	168
Other consumer	9,082	1,596	10,678	408,547	419,225	1,224

Total	$103,765	$114,766	$218,531	$9,180,421	$9,398,952	$11,628

(1)	Current & Other includes loans with a recorded investment of $148,197 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$3,830	$9,431
Nonowner-occupied	22,457	25,574
Other commercial	29,715	29,654
Residential real estate	23,223	24,038
Construction & land development	8,311	14,069
Consumer:
Bankcard	0	0
Other consumer	201	372

Total	$87,737	$103,138

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2016
	Commercial Real Estate			Construction
	Owner- occupied	Nonowner- occupied	Other Commercial	& Land Development
Grade:
Pass	$767,291	$3,528,185	$1,540,737	$1,115,247
Special mention	27,202	31,392	21,712	53,831
Substandard	70,714	121,247	124,037	95,273
Doubtful	0	0	1,265	0

Total	$865,207	$3,680,824	$1,687,751	$1,264,351

As of December 31, 2015
	Commercial Real Estate			Construction
	Owner- occupied	Nonowner- occupied	Other Commercial	& Land Development
Grade:
Pass	$835,082	$2,710,504	$1,436,670	$1,095,238
Special mention	20,391	32,249	26,148	59,100
Substandard	72,273	153,614	136,585	118,716
Doubtful	0	0	2,819	0

Total	$927,746	$2,896,367	$1,602,222	$1,273,054

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2016
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,323,338	$12,084	$537,735
Special mention	19,343	370	9,851
Substandard	43,787	126	5,457
Doubtful	249	0	1,189

Total	$2,386,717	$12,580	$554,232

As of December 31, 2015
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,195,420	$11,262	$408,271
Special mention	13,494	223	9,188
Substandard	57,981	168	1,766
Doubtful	1,790	0	0

Total	$2,268,685	$11,653	$419,225

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2016			December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$49,840	$50,372	$0	$36,615	$36,828	$0
Nonowner-occupied	83,228	83,724	0	69,053	69,517	0
Other commercial	67,402	69,668	0	30,433	32,158	0
Residential real estate	26,594	28,220	0	21,431	22,329	0
Construction & land development	35,569	37,854	0	28,245	29,953	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	32	32	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,792	$1,792	$838	$4,555	$4,555	$1,253
Nonowner-occupied	17,292	17,292	3,699	7,890	7,890	1,362
Other commercial	30,903	33,317	11,687	29,486	33,127	18,269
Residential real estate	13,123	13,858	3,117	13,305	14,625	2,118
Construction & land development	5,909	9,108	3,811	14,132	20,135	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$51,632	$52,164	$838	$41,170	$41,383	$1,253
Nonowner-occupied	100,520	101,016	3,699	76,943	77,407	1,362
Other commercial	98,305	102,985	11,687	59,919	65,285	18,269
Residential real estate	39,717	42,078	3,117	34,736	36,954	2,118
Construction & land development	41,478	46,962	3,811	42,377	50,088	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	32	32	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$38,199	$531	$42,679	$75
Nonowner-occupied	71,154	321	73,694	566
Other commercial	45,028	1,221	32,839	133
Residential real estate	27,214	170	28,572	31
Construction & land development	28,730	46	31,815	6
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	35	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,353	$36	$4,603	$28
Nonowner-occupied	14,046	122	6,891	44
Other commercial	33,195	42	18,990	56
Residential real estate	8,579	52	8,801	6
Construction & land development	8,591	56	12,661	114
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$41,552	$567	$47,282	$103
Nonowner-occupied	85,200	443	80,585	610
Other commercial	78,223	1,263	51,829	189
Residential real estate	35,793	222	37,373	37
Construction & land development	37,321	102	44,476	120
Consumer:
Bankcard	0	0	0	0
Other consumer	35	0	35	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$34,030	$715	$42,908	$254
Nonowner-occupied	70,081	714	68,919	1,083
Other commercial	37,805	1,446	34,472	373
Residential real estate	26,737	406	29,127	177
Construction & land development	26,559	112	34,703	165
Consumer:
Bankcard	0	0	0	0
Other consumer	32	0	36	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,603	$92	$4,664	$86
Nonowner-occupied	10,416	360	6,747	90
Other commercial	34,755	270	18,740	274
Residential real estate	9,129	77	7,879	35
Construction & land development	10,300	146	11,606	206
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$37,633	$807	$47,572	$340
Nonowner-occupied	80,497	1,074	75,666	1,173
Other commercial	72,560	1,716	53,212	647
Residential real estate	35,866	483	37,006	212
Construction & land development	36,859	258	46,309	371
Consumer:
Bankcard	0	0	0	0
Other consumer	32	0	36	0

At September 30, 2016 and December 31, 2015, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $32,202 and $32,228, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2016 and December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $600 and $234, respectively.

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

For purposes of determining the general allowance, the loan portfolio is segregated by loan product type to recognize differing risk profiles among loan categories. It is further segregated by credit grade for risk-rated loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for loans in excess of $500 thousand in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. During the first nine months of 2016, there were no material changes to the accounting policy or methodology related to the allowance for loan losses.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and nine months ended September 30, 2016, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in negative provision for loan losses expense of $1,130 and provision for loan losses expense of $160, respectively, as compared to provision for loan losses expense of $267 and $4,299, respectively, for the three and nine months ended September 30, 2015.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,122 and $936 at September 30, 2016 and December 31, 2015, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended September 30, 2016

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$6,954	$6,727	$30,357	$12,105	$13,390	$2,557	$358	$72,448
Charge-offs	338	0	4,844	1,161	1,591	658	0	8,592
Recoveries	851	19	613	107	111	112	0	1,813
Provision	(1,390)	1,501	3,283	3,028	(26)	656	(64)	6,988

Ending balance	$6,077	$8,247	$29,409	$14,079	$11,884	$2,667	$294	$72,657

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2016

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	3,011	408	15,962	3,006	3,020	2,118	0	27,525
Recoveries	2,220	645	1,622	554	365	360	0	5,766
Provision	3,231	2,701	12,421	1,383	(3,666)	2,430	190	18,690

Ending balance	$6,077	$8,247	$29,409	$14,079	$11,884	$2,667	$294	$72,657

Ending Balance: individually evaluated for impairment	$838	$3,699	$11,687	$3,117	$3,811	$0	$0	$23,152
Ending Balance: collectively evaluated for impairment	$5,239	$4,548	$17,722	$10,962	$8,073	$2,667	$294	$49,505
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$865,207	$3,680,824	$1,687,751	$2,386,717	$1,264,351	$566,812	$0	$10,451,662
Ending Balance: individually evaluated for impairment	$17,385	$26,057	$59,944	$15,100	$9,535	$0	$0	$128,021
Ending Balance: collectively evaluated for impairment	$817,694	$3,585,917	$1,591,510	$2,353,010	$1,212,850	$566,782	$0	$10,127,763
Ending Balance: loans acquired with deteriorated credit quality	$30,128	$68,850	$36,297	$18,607	$41,966	$30	$0	$195,878

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2015

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction	Consumer	Allowance for	Total
	Owner- occupied	Nonowner- occupied			& Land Development		Estimated Imprecision
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	(4,755)	(1,120)	(10,042)	(6,411)	(862)	(2,309)	(0)	(25,499)
Recoveries	829	74	714	495	511	499	0	3,122
Provision	3,522	(1,812)	13,725	7,229	(846)	722	34	22,574

Ending balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726

Ending Balance: individually evaluated for impairment	$1,253	$1,362	$18,269	$2,119	$4,789	$0	$0	$27,792
Ending Balance: collectively evaluated for impairment	$2,384	$3,947	$13,059	$13,029	$13,416	$1,995	$104	$47,934
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$927,746	$2,896,367	$1,602,222	$2,268,685	$1,273,054	$430,878	$0	$9,398,952
Ending Balance: individually evaluated for impairment	$12,670	$26,152	$35,342	$17,782	$15,779	$0	$0	$107,725
Ending Balance: collectively evaluated for impairment	$888,802	$2,817,748	$1,546,018	$2,237,865	$1,221,760	$430,837	$0	$9,143,030
Ending Balance: loans acquired with deteriorated credit quality	$26,274	$52,467	$20,862	$13,038	$35,515	$41	$0	$148,197

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$69,635	($45,523)	$24,112

Goodwill not subject to amortization			$867,311

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	($42,737)	$17,840

Goodwill not subject to amortization			$710,252

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2015	$710,252
Reclassification to goodwill	670
Preliminary addition to goodwill from Bank of Georgetown acquisition	156,389

Goodwill at September 30, 2016	$867,311

United incurred amortization expense on intangible assets of $1,122 and $2,786 for the quarter and nine months ended September 30, 2016, respectively, and $855 and $2,565 for the quarter and nine months ended September 30, 2015, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2015:

Year	Amount
2016	$3,944
2017	4,190
2018	3,707
2019	3,451
2020 and thereafter	11,606

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable subject to certain conditions. At September 30, 2016, federal funds purchased were $32,200 while securities sold under agreements to repurchase (REPOs) were $359,959. Included in the $359,959 of total REPOs were wholesale REPOs of $50,000 assumed in the Virginia Commerce merger. These wholesale REPOs are scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2016, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2016, United had an unused borrowing amount of approximately $2,743,873 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2016, $1,023,375, including purchase accounting amounts, of FHLB advances with a weighted-average interest rate of 0.58% are scheduled to mature within the next nine years. Overnight funds of $125,000 with an interest rate of 0.46% are included in the $1,023,375 above at September 30, 2016.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2016	$720,579
2017	231,411
2018	10,396
2019	35,000
2020 and thereafter	25,989

Total	$1,023,375

At September 30, 2016, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2016 and December 31, 2015, the outstanding balance of the Debentures was $224,129 and $223,506, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations which were effective for United on January 1, 2015. The Basel III Capital Rules permit bank holding companies such as United with less than $15 billion in total consolidated assets as of December 31, 2009 to include in additional Tier 1 Capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 Capital prior to May 19, 2010 on a permanent basis, without any phase-out. However, United’s Trust Preferred Securities are subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital. Trust Preferred Securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. As of September 30, 2016, all of United’s Trust Preferred Securities qualify as Tier 1 Capital.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,763,875 and $2,587,957 of loan commitments outstanding as of September 30, 2016 and December 31, 2015, respectively, approximately half of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2016 and December 31, 2015, United had $9 and $226, respectively, of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit $123,400 and $135,146 as of September 30, 2016 and December 31, 2015, respectively. In accordance with ASC 450 (Contingencies) of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of September 30, 2016, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at September 30, 2016.

Derivative Classifications and Hedging Relationships

September 30, 2016

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$95,549	3.64%

Total Derivatives Used in Fair Value Hedges	$95,549

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$95,549

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$0	Other assets	$0

Total derivatives designated as hedging instruments		$0		$0

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$3,023	Other assets	$2,942

Total derivatives not designated as hedging instruments		$3,023		$2,942

Total asset derivatives		$3,023		$2,942

	Liability Derivatives
	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$6,728	Other liabilities	$1,179

Total derivatives designated as hedging instruments		$6,728		$1,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$3,023	Other liabilities	$2,942

Total derivatives not designated as hedging instruments		$3,023		$2,942

Total liability derivatives		$9,751		$4,121

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2016	September 30, 2015
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(385)	$(332)

Total derivatives in fair value hedging relationships			$(385)	$(332)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$3

Total derivatives not designated as hedging instruments			$0	$3

Total derivatives			$(385)	$(329)

			Nine Months Ended
	Income Statement Location		September 30, 2016	September 30, 2015
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$353	$(661)

Total derivatives in fair value hedging relationships			$353	$(661)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$3

Total derivatives not designated as hedging instruments			$0	$3

Total derivatives			$353	$(658)

(1)	Represents net gains from derivative assets not designated as hedging instruments.

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2016, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2016. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2016 ranged from LIBOR plus 4.00% to LIBOR plus 12.50%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%, or $5,346.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2016 Using
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$171,031	$0	$171,031	$0
State and political subdivisions	182,220	0	182,220	0
Residential mortgage-backed securities
Agency	586,104	0	586,104	0
Non-agency	7,598	0	7,598	0
Asset-backed securities	1,007	0	1,007	0
Commercial mortgage-backed securities
Agency	302,462	0	302,462	0
Trust preferred collateralized debt obligations	32,097	0	0	32,097
Single issue trust preferred securities	11,448	0	11,448	0
Other corporate securities	10,064	0	10,064	0

Total available for sale debt securities	1,304,031	0	1,271,934	32,097
Available for sale equity securities:
Financial services industry	4,155	861	3,294	0
Equity mutual funds (1)	1,815	1,815	0	0
Other equity securities	1,219	1,219	0	0

Total available for sale equity securities	7,189	3,895	3,294	0

Total available for sale securities	1,311,220	3,895	1,275,228	32,097
Derivative financial assets:
Interest rate contracts	3,023	0	3,023	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	9,751	0	9,751	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2015 Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,786	$0	$73,786	$0
State and political subdivisions	133,778	0	133,778	0
Residential mortgage-backed securities
Agency	477,982	0	477,982	0
Non-agency	9,571	0	9,571	0
Asset-backed securities	3,399	0	3,399	0
Commercial mortgage-backed securities
Agency	305,935	0	305,935	0
Trust preferred collateralized debt obligations	34,686	0	0	34,686
Single issue trust preferred securities	11,693	0	11,693	0
Other corporate securities	10,049	0	10,049	0

Total available for sale debt securities	1,060,879	0	1,026,193	34,686
Available for sale equity securities:
Financial services industry	2,723	800	1,923	0
Equity mutual funds (1)	1,596	1,596	0	0
Other equity securities	1,136	1,136	0	0

Total available for sale equity securities	5,455	3,532	1,923	0

Total available for sale securities	1,066,334	3,532	1,028,116	34,686
Derivative financial assets:
Interest rate contracts	2,942	0	2,942	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	4,121	0	4,121	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2016 and the year ended December 31, 2015. The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value for the nine months and twelve months ended September 30, 2016 and December 31, 2015, respectively:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2016	December 31, 2015
Balance, beginning of period	$34,686	$39,558
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	(34)
Included in other comprehensive income	(2,589)	(4,838)
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, end of period	$32,097	$34,686

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2016. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Bank of Georgetown, no fair value measurement of intangible assets was made during the first nine months of 2016 and 2015.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2016	Carrying value at September 30, 2016			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$69,019	$0	$12,006	$57,013	$4,042
OREO	32,202	0	32,200	2	1,704

		Carrying value at December 31, 2015
Description	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$69,368	$0	$29,186	$40,182	$8,485
OREO	32,228	0	32,228	0	1,141

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Cash and cash equivalents	$1,118,506	$1,118,506	$0	$1,118,506	$0
Securities available for sale	1,311,220	1,311,220	3,895	1,275,228	32,097
Securities held to maturity	33,971	31,373	0	28,353	3,020
Other securities	117,375	111,506	0	0	111,506
Loans held for sale	10,957	10,957	0	10,957	0
Loans	10,363,106	10,378,110	0	0	10,378,110
Derivative financial assets	3,023	3,023	0	3,023	0
Deposits	10,578,332	10,561,467	0	10,561,467	0
Short-term borrowings	467,159	467,159	0	467,159	0
Long-term borrowings	1,172,504	1,147,014	0	1,147,014	0
Derivative financial liabilities	9,751	9,751	0	9,751	0
December 31, 2015
Cash and cash equivalents	$857,335	$857,335	$0	$857,335	$0
Securities available for sale	1,066,334	1,066,334	3,532	1,028,116	34,686
Securities held to maturity	39,099	36,320	0	33,300	3,020
Other securities	98,749	93,811	0	0	93,811
Loans held for sale	10,681	10,681	0	10,681	0
Loans	9,308,354	9,289,463	0	0	9,289,463
Derivative financial assets	2,942	2,942	0	2,942	0
Deposits	9,341,527	9,332,451	0	9,332,451	0
Short-term borrowings	423,028	423,028	0	423,028	0
Long-term borrowings	1,015,249	988,270	0	988,270	0
Derivative financial liabilities	4,121	4,121	0	4,121	0

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

The 2016 LTI Plan replaces the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. A total of 967,285 stock options and 289,637 restricted shares of common stock were granted under the 2011 LTI Plan. Compensation expense of $720 and $2,050 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the third quarter and first nine months of 2016, respectively, as compared to the compensation expense of $756 and $2,144 related to the nonvested awards under the 2006 Stock Option Plan incurred for the third quarter and first nine months of 2015, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2016, and the changes during the first nine months of 2016 are presented below:

	Nine Months Ended September 30, 2016
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2016	1,207,110			$28.15
Assumed in Bank of Georgetown merger	561,570			17.90
Granted	189,780			35.04
Exercised	(248,677)			18.88
Forfeited or expired	(26,306)			30.81

Outstanding at September 30, 2016	1,683,477	$18,213	5.9	$26.85

Exercisable at September 30, 2016	1,253,199	$16,504	5.0	$24.46

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2016:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	426,395	$6.68
Granted	189,780	6.97
Vested	(167,683)	6.58
Forfeited or expired	(18,214)	6.84

Nonvested at September 30, 2016	430,278	$6.84

During the nine months ended September 30, 2016 and 2015, 248,677 and 215,967 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2016 and 2015 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2016 and 2015 was $4,670 and $1,908 respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	129,772	$31.69
Granted	64,092	35.04
Vested	(50,369)	30.57
Forfeited	(5,955)	32.97

Outstanding at September 30, 2016	137,540	$33.60

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

Net periodic pension cost for the three and nine months ended September 30, 2016 and 2015 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Service cost	$614	$756	$1,829	$2,244
Interest cost	1,471	1,462	4,383	4,338
Expected return on plan assets	(2,034)	(2,344)	(6,058)	(6,956)
Amortization of transition asset	0	0	0	0
Recognized net actuarial loss	1,161	1,235	3,458	3,665
Amortization of prior service cost	0	1	0	1

Net periodic pension (benefit) cost	$1,212	$1,110	$3,612	$3,292

Weighted-Average Assumptions:
Discount rate	4.75%	4.35%	4.75%	4.35%
Expected return on assets	7.25%	7.50%	7.25%	7.50%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2016, United has provided a liability for $2,198 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013, 2014 and 2015 and State Taxing authorities for the years ended December 31, 2013 through 2015.

As of September 30, 2016 and 2015, the total amount of accrued interest related to uncertain tax positions was $792 and $548, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net Income	$41,479	$35,047	$107,977	$104,483
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	0	(77)	(100)
Related income tax effect	0	0	28	36
Income tax rate change	0	0	0	316
Less: OTTI charges recognized in net income	0	0	33	34
Related income tax benefit	0	0	(12)	(12)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	415	0
Related income tax benefit	0	0	(150)	0

Net unrealized (losses) gains on AFS securities with OTTI	0	0	237	274
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(7,599)	8,635	12,356	7,053
Related income tax effect	2,735	(3,126)	(4,489)	(2,553)
Net reclassification adjustment for (gains) losses included in net income	(1)	(42)	(251)	(91)
Related income tax expense (benefit)	0	15	91	33

	(4,865)	5,482	7,707	4,442

Net effect of AFS securities on other comprehensive income	(4,865)	5,482	7,944	4,716
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	1	6	6
Related income tax expense	(0)	(0)	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	1	4	4
Pension plan:
Amortization of prior service cost	0	1	0	1
Related income tax benefit	0	0	0	0
Recognized net actuarial loss	1,161	1,235	3,458	3,665
Related income tax benefit	(384)	(468)	(1,223)	(1,362)

Net effect of change in pension plan asset on other comprehensive income	777	768	2,235	2,304

Total change in other comprehensive income	(4,086)	6,251	10,183	7,024

Total Comprehensive Income	$37,393	$41,298	$118,160	$111,507

The components of accumulated other comprehensive income for the nine months ended September 30, 2016 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Nine Months Ended September 30, 2016

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2016	($2,515)	($57)	($35,640)	($38,212)
Other comprehensive income before reclassification	7,839	4	0	7,843
Amounts reclassified from accumulated other comprehensive income	105	0	2,235	2,340

Net current-period other comprehensive income, net of tax	7,944	4	2,235	10,183

Balance at September 30, 2016	$5,429	($53)	($33,405)	($28,029)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2016

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$415	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(251)	Net gains on sales/calls of investment securities

	164	Total before tax
Related income tax effect	(59)	Tax expense

	105	Net of tax
Pension plan:
Recognized net actuarial loss	3,458 (a)

	3,458	Total before tax
Related income tax effect	(1,223)	Tax expense

	2,235	Net of tax

Total reclassifications for the period	$2,340

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$25,174	$22,216	$73,242	$66,572
Undistributed earnings allocated to common stock	16,234	12,768	34,545	37,725

Net earnings allocated to common shareholders	$41,408	$34,984	$107,787	$104,297

Average common shares outstanding	76,218,573	69,391,401	72,413,246	69,302,180
Equivalents from stock options	429,200	298,322	333,117	284,107

Average diluted shares outstanding	76,647,773	69,689,723	72,746,363	69,586,287

Earnings per basic common share	$0.54	$0.50	$1.49	$1.51
Earnings per diluted common share	$0.54	$0.50	$1.48	$1.50

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2016			As of December 31, 2015
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,466	$232,411	$8,055	$240,468	$232,492	$7,976

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On August 17, 2016, United entered into an Agreement and Plan of Reorganization (the Agreement) with Cardinal Financial Corporation (Cardinal), a Virginia corporation headquartered in Tysons Corner, Virginia. In accordance with the Agreement, Cardinal will merge with and into a wholly-owned subsidiary of United (the Merger). At the effective time of the Merger, Cardinal will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia corporation.

After the effective time of the Merger, Cardinal Bank, a wholly-owned subsidiary of Cardinal, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

The acquisition of Cardinal will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of September 30, 2016, Cardinal had $4,219,648 in assets with 30 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operates George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland and the District of Columbia, and Cardinal Wealth Services Inc.

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2016, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2016, the allowance for loan losses was $72.7 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the third quarter of 2016 net income by approximately $4.7 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Notes 5 and 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At September 30, 2016, approximately 9.87% of total assets, or $1.42 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.70% or $1.33 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately $89.11 million or 6.30% of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2016, only $9.75 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2016 were $14.34 billion which was an increase of $1.77 billion or 14.05% from December 31, 2015, primarily the result of the acquisition of Bank of Georgetown on June 3, 2016. Portfolio loans increased $1.05 billion or 11.21%, cash and cash equivalents increased $261.17 million or 30.46%, investment securities increased $258.38 million or 21.46%, goodwill increased $157.06 million or 22.11%, other assets increased $28.64 million or 7.57%, bank premises and equipment increased $3.53 million or 4.83% and interest receivable increased $2.94 million or 8.22% due primarily to the Bank of Georgetown merger. Total liabilities increased $1.45 billion or 13.35% from year-end 2015. This increase in total liabilities was due mainly to an increase of $1.24 billion or 13.24% and $201.39 million or 14% in deposits and borrowings, respectively, mainly due to the Bank of Georgetown acquisition. Shareholders’ equity increased $316.04 million or 18.45% from year-end 2015 due primarily to the acquisition of Bank of Georgetown and earnings less dividends paid for the first nine months of 2016.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2016 increased $261.17 million or 30.46% from year-end 2015. Of this total increase, interest-bearing deposits with other banks increased $232.03 million or 32.23% as United placed more cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $29.14 million or 21.32% and fed funds sold were flat. During the first nine months of 2016, net cash of $123.87 million and $233.84 million was provided by operating activities and financing activities, respectively, while $96.53 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2016 and 2015.

Securities

Total investment securities at September 30, 2016 increased $258.38 million or 21.46% from year-end 2015. Bank of Georgetown added $219.78 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $244.89 million or 22.97%. This change in securities available for sale reflects $215.06 million acquired from Bank of Georgetown, $367.99 million in sales, maturities and calls of securities, $385.03 million in purchases, and an increase of $12.87 million in market value. Securities held to maturity decreased $5.13 million or 13.12% from year-end 2015 due to calls and maturities of securities. Other investment securities increased $18.63 million or 18.86% from year-end 2015. Bank of Georgetown added $4.72 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $7.94 million and FHLB stock increased $5.07 million.

The following table summarizes the changes in the available for sale securities since year-end 2015:

	September 30	December 31		% Change
(Dollars in thousands)	2016	2015	$ Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$171,031	$73,786	$97,245	131.79%
State and political subdivisions	182,220	133,778	48,442	36.21%
Mortgage-backed securities	896,164	793,488	102,676	12.94%
Asset-backed securities	1,007	3,399	(2,392)	(70.37%)
Marketable equity securities	7,189	5,455	1,734	31.79%
Trust preferred collateralized debt obligations	32,097	34,686	(2,589)	(7.46%)
Single issue trust preferred securities	11,448	11,693	(245)	(2.10%)
Corporate securities	10,064	10,049	15	0.15%

Total available for sale securities, at fair value	$1,311,220	$1,066,334	$244,886	22.97%

The following table summarizes the changes in the held to maturity securities since year-end 2015:

	September 30	December 31
(Dollars in thousands)	2016	2015	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,321	$10,425	$(5,104)	(49.96%)
State and political subdivisions	9,288	9,321	(33)	(0.35%)
Mortgage-backed securities	31	35	(4)	(11.43%)
Single issue trust preferred securities	19,311	19,298	13	0.07%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$33,971	$39,099	$(5,128)	(13.12%)

At September 30, 2016, gross unrealized losses on available for sale securities were $20.80 million. Securities in an unrealized loss position at September 30, 2016 consisted primarily of Trup Cdos and single issue trust preferred securities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions.

As of September 30, 2016, United’s mortgage-backed securities had an amortized cost of $876.70 million, with an estimated fair value of $896.20 million. The portfolio consisted primarily of $574.44 million in agency residential mortgage-backed securities with a fair value of $586.14 million, $7.14 million in non-agency residential mortgage-backed securities with an estimated fair value of $7.60 million, and $295.13 million in commercial agency mortgage-backed securities with an estimated fair value of $302.46 million. As of September 30, 2016, United’s asset-backed securities had an amortized cost of $1.01 million, with an estimated fair value of $1.01 million.

As of September 30, 2016, United’s corporate securities had an amortized cost of $98.34 million, with an estimated fair value of $77.00 million. The portfolio consisted primarily of $49.23 million in Trup Cdos with a fair value of $32.10 million and $32.66 million in single issue trust preferred securities with an estimated fair value of $27.63 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $6.43 million and a fair value of $7.19 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.74 million of the Company’s pooled securities, while mezzanine tranches represent $26.36 million. Of the $26.36 million in mezzanine tranches, $8.29 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of September 30, 2016, Trup Cdos with a fair value of $3.64 million were investment grade, and the remaining $28.46 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of September 30, 2016, United’s single issue trust preferred securities had a fair value of $27.63 million. Of the $27.63 million, $12.68 million or 45.91% were investment grade; $8.48 million or 30.68% were split rated; $2.66 million or 9.62% were below investment grade; and $3.81 million or 13.79% were unrated. The two largest exposures accounted for 53.96% of the $27.63 million. These included Wells Fargo at $8.70 million and SunTrust Bank at $6.21 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of September 30, 2016:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						(Dollars in thousands)
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,100	$41	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,254	3,174	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,320	1,163	157	1,546
SECURITY 5	Mezzanine	C-2	Caa2	NR	C	1,978	975	1,003	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,211	705	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,489	2,908	1,581	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,153	1,523	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,249	1,703	(454)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	854	994	(140)	406
SECURITY 14	Mezzanine	B-1	B1	NR	CC	3,300	1,800	1,500	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	3,300	3,136	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	1,700	1,739	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,560	690	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	4,438	3,639	799	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	2,816	2,337	479	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,300	1,200	0

						$49,230	$32,097	$17,133	$20,613

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	8.3%	25 - 85%	(91.2)%	61.2%	38.8%
2	7	0.0%	11.1%	5.4%	N/A	(104.7)%	45.4%	54.6%
4	39	11.9%	12.1%	6.3%	0 - 90%	(2.5)%	43.1%	56.9%
5	41	0.0%	10.6%	6.0%	N/A	(1.4)%	91.3%	8.7%
6	42	0.0%	16.0%	6.0%	N/A	(19.7)%	58.5%	41.5%
7	19	0.0%	15.1%	5.8%	N/A	(10.0)%	84.9%	15.1%
8	25	0.0%	22.4%	6.1%	N/A	(24.8)%	68.3%	31.7%
12	5	0.0%	14.5%	4.8%	N/A	(3.5)%	73.3%	26.7%
13	5	0.0%	14.5%	4.8%	N/A	(3.5)%	85.9%	14.1%
14	44	3.6%	8.4%	6.3%	0 - 90%	7.0%	88.0%	12.0%
15	18	0.8%	19.7%	8.0%	90%	(33.8)%	64.4%	35.6%
16	14	0.0%	18.8%	5.8%	N/A	(17.7)%	68.8%	31.2%
17	28	0.0%	9.5%	6.4%	N/A	(2.7)%	75.0%	25.0%
18	28	1.6%	14.6%	5.7%	15%	72.7%	100.0%	0.0%
19	5	0.0%	4.6%	5.5%	N/A	36.9%	100.0%	0.0%
22	31	1.5%	6.3%	6.1%	50%	4.6%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2016:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant	NR	NR	WD	$5,693	$3,810	$1,883
Bank of America	Ba1	NR	BBB-	4,651	4,338	313
M&T Bank	NR	BBB-	BBB-	3,007	3,300	(293)

				$13,351	$11,448	$1,903

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($6.21 million) and Royal Bank of Scotland ($975 thousand).

During the third quarter of 2016, United recognized no other-than-temporary impairment charges. Management does not believe that any individual security with an unrealized loss as of September 30, 2016 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale increased $276 thousand or 2.58% as loan originations in the secondary market exceeded loan sales during the first nine months of 2016. Portfolio loans, net of unearned income, increased $1.05 billion or 11.21% from year-end 2015 mainly as a result of the Bank of Georgetown acquisition which added $968.20 million, including purchase accounting amounts, in portfolio loans. Since year-end 2015, commercial, financial and agricultural loans increased $807.45 million or 14.88% as commercial real estate loans increased $721.92 million and commercial loans (not secured by real estate) increased $85.53 million. In addition, residential real estate loans and other consumer loans increased $118.03 million or 5.20% and $135.93 million or 31.55%, respectively, while construction and land development loans decreased $8.7 million or less than 1%. The increases were due primarily to the Bank of Georgetown acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $111.72 million from year-end 2015.

The following table summarizes the changes in the major loan classes since year-end 2015:

	September 30	December 31
(Dollars in thousands)	2016	2015	$ Change	% Change
Loans held for sale	$10,957	$10,681	$276	2.58%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$865,207	$927,746	$(62,539)	(6.74%)
Nonowner-occupied commercial real estate	3,680,824	2,896,367	784,457	27.08%
Other commercial loans	1,687,751	1,602,222	85,529	5.34%

Total commercial, financial, and agricultural	$6,233,782	$5,426,335	$807,447	14.88%
Residential real estate	2,386,717	2,268,685	118,032	5.20%
Construction & land development	1,264,351	1,273,054	(8,703)	(0.68%)
Consumer:
Bankcard	12,580	11,653	927	7.96%
Other consumer	554,232	419,225	135,007	32.20%
Less: Unearned income	(15,899)	(14,872)	(1,027)	6.91%

Total Loans, net of unearned income	$10,435,763	$9,384,080	$1,051,683	11.21%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $28.64 million or 7.57% from year-end 2015. The cash surrender value of bank-owned life insurance policies increased $16.71 million, of which $13.03 million was acquired from Bank of Georgetown while the remaining increase was due to an increase in the cash surrender value. The remainder of the increase in other assets is the result of an increase of $4.57 million in deferred tax assets, an increase of $6.27 million in core deposit intangibles and an increase of $3.69 million in fees receivable from automobile dealers. Partially offsetting these increases in other assets is a decrease of $4.92 million in income tax receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2016 increased $1.24 billion or 13.24% from year-end 2015 as a result of the Bank of Georgetown acquisition. Bank of Georgetown added $971.69 million in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $550.50 million or 20.39% while interest-bearing deposits increased $686.31 million or 10.33% from December 31, 2015. Organically, deposits grew $265.18 million from year-end 2015.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $501.58 million or 25.01%, personal noninterest-bearing deposits of $29.08 million or 5.57% and noninterest-bearing public funds of $23.76 million or 26.79% as a result of the Bank of Georgetown acquisition.

All major categories of interest-bearing deposits except time deposits under $100,000 increased from year-end 2015 as the result of the Bank of Georgetown acquisition. Interest-bearing checking accounts increased $99.56 million or 5.91% mainly due to a $72.38 million increase in commercial interest-bearing checking accounts and a $73.72 million increase in public interest-bearing checking accounts, which were partially offset by a $46.54 million decrease in personal interest-bearing checking accounts. Interest-bearing MMDAs increased $579.53 million or 24.47% as commercial MMDAs increased $289.12 million or 21.36% and personal MMDAs increased $194.26 million or 19.75%. In addition, public MMDAs increased $57.43 million or 184.38% and brokered MMDAs increased $38.73 million. Time deposits over $100,000 increased $61.79 million or 5.60% due to brokered deposits increasing $111.41 million, as a result of the Bank of Georgetown acquisition, which was partially offset by Certificate of Deposit Account Registry Service (CDARS) balances decreasing $100.26 million. Regular savings increased $27.84 million or 4.02%. Time deposits under $100,000 decreased $82.42 million or 10.37%. This decrease in time deposits under $100,000 is the result of a $69.86 million decrease in fixed rate certificates of deposits (CDs) and a $10.46 million decrease in variable rate CDs.

The following table summarizes the changes in the deposit categories since year-end 2015:

(Dollars in thousands)	September 30 2016	December 31 2015	$ Change	% Change
Demand deposits	$3,250,455	$2,699,958	$550,497	20.39%
Interest-bearing checking	1,782,877	1,683,316	99,561	5.91%
Regular savings	719,922	692,079	27,843	4.02%
Money market accounts	2,947,597	2,368,063	579,534	24.47%
Time deposits under $100,000	712,008	794,428	(82,420)	(10.37%)
Time deposits over $100,000 (1)	1,165,473	1,103,683	61,790	5.60%

Total deposits	$10,578,332	$9,341,527	$1,236,805	13.24%

(1)	Includes time deposits of $250,000 or more of $378,153 and $386,484 at September 30, 2016 and December 31, 2015, respectively.

Borrowings

Total borrowings at September 30, 2016 increased $201.39 million or 14.00% during the first nine months of 2016. Bank of Georgetown added $168.68 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2015, short-term borrowings increased $44.13 million or 10.43% due to increases of $15 million and $19.16 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively. In addition, federal funds purchased increased $9.97 million. Bank of Georgetown added

$101.02 million in short-term borrowings. Long-term borrowings increased $157.26 million or 15.49% since year-end 2015 as long-term FHLB advances increased $157.50 million. Bank of Georgetown added $67.66 million in long-term borrowings, including purchase accounting amounts.

The table below summarizes the change in the borrowing categories since year-end 2015:

(Dollars in thousands)	September 30 2016	December 31 2015	$ Change	% Change
Federal funds purchased	$32,200	$22,230	$9,970	44.85%
Short-term securities sold under agreements to repurchase	309,959	290,798	19,161	6.59%
Long-term securities sold under agreements to repurchase	50,000	50,863	(863)	(1.70%)
Short-term FHLB advances	125,000	110,000	15,000	13.64%
Long-term FHLB advances	898,375	740,880	157,495	21.26%
Issuances of trust preferred capital securities	224,129	223,506	623	0.28%

Total borrowings	$1,639,663	$1,438,277	$201,386	14.00%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2016 increased $12.33 million or 14.58% from year-end 2015. In particular, deferred compensation increased $2.15 million, derivative liabilities increased $5.63 million and dividends payable increased $2.25 million. In addition, other accrued expenses increased $1.89 million.

Shareholders’ Equity

Shareholders’ equity at September 30, 2016 increased $316.04 million or 18.45% from December 31, 2015 mainly as a result of the Bank of Georgetown acquisition. The Bank of Georgetown transaction added approximately $264.51 million as 6,527,746 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $253.80 million. Earnings net of dividends for the first nine months of 2016 were $34.60 million.

Accumulated other comprehensive income increased $10.18 million due mainly to an increase of $7.71 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of pension costs was $2.24 million for the first nine months of 2016.

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2016 was $107.98 million or $1.48 per diluted share compared to $104.48 million or $1.50 per diluted share for the first nine months of 2015. Net income for the third quarter of 2016 was $41.48 million or $0.54 per diluted share, as compared to $35.05 million or $0.50 per diluted share for the prior year third quarter.

As previously mentioned, United completed its acquisition of Bank of Georgetown after the close of business on June 3, 2016. The financial results of Bank of Georgetown are included in United’s results from the acquisition date. As a result, the first nine months and third quarter of 2016 were impacted by increased levels of average balances, income, and expense as compared to the first nine months and third quarter of 2015 due to the acquisition. In addition, the first nine months and third quarter of 2016 included $5.61 million and $924 thousand, respectively, of merger-related expenses.

United’s annualized return on average assets for the first nine months of 2016 was 1.10% and return on average shareholders’ equity was 7.73% as compared to 1.14% and 8.25% for the first nine months of 2015. For the third quarter of 2016, United’s annualized return on average assets was 1.17% and return on average shareholders’ equity was 8.10% as compared to 1.12% and 8.14% for the third quarter of 2015. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.88% and 7.66%, respectively, for the second quarter of 2016.

Net interest income for the first nine months of 2016 was $312.08 million, an increase of $25.11 million or 8.75% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $28.33 million while total interest expense only increased $3.22 million from the first nine months of 2015. Net interest income for the third quarter of 2016 was $111.07 million, an increase of $14.75 million or 15.31% from prior year’s third quarter. The increase in net interest income occurred because total interest income increased $16.83 million while total interest expense only increased $2.08 million from the third quarter of 2015.

The provision for loan losses was $18.69 million and $6.99 million for the first nine months and third quarter of 2016, respectively, as compared to $16.25 million and $5.18 million for the first nine months and third quarter of 2015, respectively. Noninterest income for the first nine months of 2016 was $53.38 million, which was a decrease of $2.12 million or 3.82% from the first nine months of 2015. For the third quarter of 2016, noninterest income was $19.02 million, which was an increase of $1.21 million or 6.79% from the third quarter of 2015. For the first nine months of 2016, noninterest expense increased $12.62 million or 7.29% from the first nine months of 2015. For the third quarter of 2016, noninterest expense increased $5.09 million or 8.83% from the third quarter of 2015. These increases from 2015 were due mainly to increased general operating and merger-related expenses from the Bank of Georgetown acquisition.

For the first nine months of 2016 and 2015, income tax expense was $53.10 million and $48.67 million, respectively. The effective tax rate for the first nine months of 2016 and 2015 was 32.97% and 31.78%, respectively. Income taxes for the first nine months of 2015 included historical tax credits. Income taxes for the third quarter of 2016 were $18.85 million as compared to $16.22 million for the third quarter of 2015. This increase was mainly due to higher earnings for the third quarter of 2016 and the release of tax reserves in the third quarter of 2015 due to the expiration of the statute of limitations partially offset by reduction in the current tax expense as a result of an increase in United’s deferred tax rate. For the quarters ended September 30, 2016 and 2015, United’s effective tax rate was 31.24% and 31.63%, respectively.

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

Net interest income for the first nine months of 2016 was $312.08 million, which was an increase of $25.11 million or 8.75% from the first nine months of 2015. The $25.11 million increase in net interest income occurred because total interest income increased $28.33 million while total interest expense only increased $3.22 million from the first nine months of 2015. Net interest income for the third quarter of 2016 was $111.07 million, which was an increase of $14.75 million or 15.31% from the third quarter of 2015. The $14.75 million increase in net interest income occurred because total interest income increased $16.83 million while total interest expense only increased $2.08 million from the third quarter of 2015. On a linked-quarter basis, net interest income for the third quarter of 2016 increased $8.34 million or 8.12% from the second quarter of 2016. The $8.34 million increase in net interest income occurred because total interest income increased $10.05 million while total interest expense only increased $1.71 million from the second quarter of 2016. Generally, the increases in interest income were because of the earning assets added from the Bank of Georgetown acquisition. In addition, loan accretion on acquired loans for the first nine months and third quarter of 2016 increased from the same time periods last year and the second quarter of 2016. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first nine months of 2016 was $316.64 million, an increase of $24.86 million or 8.52% from the first nine months of 2015. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Bank of Georgetown acquisition and loan growth. Average earning assets increased $806.27 million or 7.42% from the first nine months of 2015 as average net loans increased $775.15 million or 8.61% for the first nine months of 2016. Average investment securities increased $24.85 million or 1.95%. In addition, the average yield on earning assets increased 5 basis points from the first nine months of 2015 due to additional loan accretion of $5.71 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2016 was an increase of 2 basis points in the average cost of funds as compared to the first nine months of 2015 due to higher market interest rates. The net interest margin of 3.62% for the first nine months of 2016 was an increase of 3 basis points from the net interest margin of 3.59% for the first nine months of 2015.

Tax-equivalent net interest income for the third quarter of 2016 was $112.63 million, an increase of $14.66 million or 14.97% from the third quarter of 2015 due mainly to an increase in average earning assets from the Bank of Georgetown acquisition and loan growth. Average earning assets for the third quarter of 2016 increased $1.58 billion or 14.34% from the third quarter of 2015 due mainly to a $1.33 billion or 14.77% increase in average net loans. Average short-term investments increased $56.16 million or 7.45% while average investment securities increased $190.88 million or 15.38%. The third quarter of 2016 average yield on earning assets increased 5 basis points from the third quarter of 2015 due to additional loan accretion of $2.60 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2016 was an increase of 4 basis points in the average cost of funds as compared to the third quarter of 2015 due to the higher market interest rates. The net interest margin of 3.56% for the third quarter of 2016 was an increase of 3 basis points from the net interest margin of 3.53% for the third quarter of 2015.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2016 increased $8.39 million or 8.05% due mainly to an increase in average earning assets from the Bank of Georgetown merger. Average earning assets increased $1.19 billion or 10.45% for the linked-quarter. Average net loans increased $684.64 million or 7.08% while average investment securities increased $165.86 million or 13.10%. Average short-term investments increased $341.87 million or 73.01%. Partially offsetting the impact of the increases in average earning assets for the third quarter of 2016 was a decrease of 10 basis points in the average yield on earning assets due mainly to lower yielding investment securities acquired from Bank of Georgetown and an increase of 3 basis points in the average cost of funds as compared to the second quarter of 2016. The net interest margin of 3.56% for the third quarter of 2016 was a decrease of 11 basis points from the net interest margin of 3.67% for the second quarter of 2016.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2016, September 30, 2015 and June 30, 2016 and the nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended
(Dollars in thousands)	September 30 2016	September 30 2015	June 30 2016
Loan accretion	$5,121	$2,517	$4,374
Certificates of deposit	63	326	0
Long-term borrowings	22	153	153

Total	$5,206	$2,996	$4,527

	Nine Months Ended
(Dollars in thousands)	September 30 2016	September 30 2015
Loan accretion	$12,750	$7,040
Certificates of deposit	63	1,567
Long-term borrowings	328	458

Tax-equivalent net interest income	$13,141	$9,065

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2016, September 30, 2015 and June 30, 2016 and the nine months ended September 30, 2016 and September 30, 2015.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2016	2015	2016
Net interest income, GAAP basis	$111,069	$96,318	$102,725
Tax-equivalent adjustment (1)	1,556	1,645	1,513

Tax-equivalent net interest income	$112,625	$97,963	$104,238

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2016	2015
Net interest income, GAAP basis	$312,078	$286,969
Tax-equivalent adjustment (1)	4,562	4,808

Tax-equivalent net interest income	$316,640	$291,777

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$810,081	$1,107	0.54%	$753,918	$461	0.24%
Investment Securities:
Taxable	1,270,734	8,764	2.76%	1,120,414	7,619	2.72%
Tax-exempt	161,651	1,527	3.78%	121,087	1,381	4.56%

Total Securities	1,432,385	10,291	2.87%	1,241,501	9,000	2.90%
Loans, net of unearned income (2)	10,430,449	113,295	4.32%	9,101,199	98,493	4.30%
Allowance for loan losses	(71,493)			(75,309)

Net loans	10,358,956		4.35%	9,025,890		4.33%

Total earning assets	12,601,422	$124,693	3.94%	11,021,309	$107,954	3.89%

Other assets	1,558,147			1,359,246

TOTAL ASSETS	$14,159,569			$12,380,555

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$7,255,184	$7,723	0.42%	$6,739,095	$7,145	0.42%
Short-term borrowings	519,807	553	0.42%	300,482	213	0.28%
Long-term borrowings	1,171,599	3,792	1.29%	944,742	2,633	1.11%

Total Interest-Bearing Funds	8,946,590	12,068	0.54%	7,984,319	9,991	0.50%

Noninterest-bearing deposits	3,105,273			2,631,919
Accrued expenses and other liabilities	71,670			56,341

TOTAL LIABILITIES	12,123,533			10,672,579
SHAREHOLDERS’ EQUITY	2,036,036			1,707,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,159,569			$12,380,555

NET INTEREST INCOME		$112,625			$97,963

INTEREST SPREAD			3.40%			3.39%
NET INTEREST MARGIN			3.56%			3.53%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$599,695	$2,371	0.53%	$593,432	$1,142	0.26%
Investment Securities:
Taxable	1,162,082	24,728	2.84%	1,154,004	23,390	2.70%
Tax-exempt	136,386	4,130	4.04%	119,611	4,114	4.59%

Total Securities	1,298,468	28,858	2.96%	1,273,615	27,504	2.88%
Loans, net of unearned income (2)	9,852,670	318,053	4.31%	9,078,744	292,552	4.31%
Allowance for loan losses	(74,198)			(75,425)

Net loans	9,778,472		4.34%	9,003,319		4.34%

Total earning assets	11,676,635	$349,282	4.00%	10,870,366	$321,198	3.95%

Other assets	1,427,763			1,357,387

TOTAL ASSETS	$13,104,398			$12,227,753

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,815,863	$21,278	0.42%	$6,577,131	$20,826	0.42%
Short-term borrowings	396,769	1,132	0.38%	329,592	653	0.26%
Long-term borrowings	1,100,741	10,232	1.24%	1,000,158	7,942	1.06%

Total Interest-Bearing Funds	8,313,373	32,642	0.52%	7,906,881	29,421	0.50%

Non-interest bearing deposits	2,856,807			2,566,504
Accrued expenses and other liabilities	67,820			60,676

TOTAL LIABILITIES	11,238,000			10,534,061
SHAREHOLDERS’ EQUITY	1,866,398			1,693,692

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,104,398			$12,227,753

NET INTEREST INCOME		$316,640			$291,777

INTEREST SPREAD			3.48%			3.45%
NET INTEREST MARGIN			3.62%			3.59%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2016 and 2015 was $18.69 million and $16.25 million, respectively. For the quarters ended September 30, 2016 and 2015, the provision for loan losses was $6.99 million and $5.18 million, respectively. The higher amount of provision for the third quarter of 2016 was due mainly to higher historical loss rates within the commercial loan portfolio and increased outstanding balances within those pools. Net charge-offs for the first nine months of 2016 were $21.76 million as compared to $16.30 million for the first nine months of 2015. Net charge-offs were $6.78 million for the third quarter of 2016 as compared to net charge-offs of $4.92 million for the same quarter in 2015. These higher amounts of net charge-offs for 2016 compared to 2015 were primarily due to large charge-offs on two commercial loan relationships in the second and third quarter of 2016. On a linked-quarter basis, the provision for loan losses decreased $679 thousand while net charge-offs decreased $3.93 million from the second quarter of 2016 due mainly to the large charge-off and a higher rate of loss recognition in the second quarter. Annualized net charge-offs as a percentage of average loans were 0.30% and 0.26% for the first nine months and third quarter of 2016, respectively.

At September 30, 2016, nonperforming loans were $109.74 million or 1.05% of loans, net of unearned income, down from nonperforming loans of $126.71 million or 1.35% of loans, net of unearned income at December 31, 2015. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $11.39 million at September 30, 2016 which was virtually flat from $11.63 million at year-end 2015. At September 30, 2016, nonaccrual loans were $77.04 million, a decrease of $14.15 million or 15.52% from $91.19 million at year-end 2015. This decrease was due to nonaccrual loans either transferred to OREO or charged-off. Restructured loans were $21.31 million at September 30, 2016 which was a decrease of $2.58 million or 10.81% from $23.89 million of restructured loans at year-end 2015. Seven loans totaling $4.83 million were restructured during the first nine months of 2016, one loan for $1.07 million was removed from restructured status due to a satisfactory payment history and loan terms which reflected a market rate of interest, and two loans within one relationship for $2.99 million were repaid. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $141.94 million, including OREO of $32.20 million at September 30, 2016, represented 0.99% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2016, impaired loans were $331.68 million, which was an increase of $76.51 million or 29.98% from $255.18 million at December 31, 2015 due mainly to the Bank of Georgetown acquisition. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2016 and December 31, 2015, the allowance for credit losses was $73.78 million and $76.66 million, respectively.

At September 30, 2016, the allowance for loan losses was $72.66 million as compared to $75.73 million at December 31, 2015. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.70% at September 30, 2016 and 0.81% at December 31, 2015. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans.

The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income for the years ended September 30, 2016 and December 31, 2015:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Allowance for Loan Losses (GAAP)	$72,657	$75,726

Loans, net of unearned income (GAAP)	10,435,763	9,384,080
Less: Acquired Loans (non-GAAP)	(2,391,217)	(1,791,023)

Non-Acquired Loans, net of unearned income (non-GAAP)	$8,044,546	$7,593,057

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	0.90%	1.00%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 66.21% and 59.76% at September 30, 2016 and December 31, 2015, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s formal company-wide review of the allowance for loan losses at September 30, 2016 produced decreased allocations in three of the six loan categories. The allocation related to the real estate construction and development loan pool decreased $6.32 million due to a decrease in specific allocations as well as historical loss rates applied to the portfolio. The residential real estate loan pool allocation decreased $1.07 million due to an improvement in historical loss. The other commercial loan pool allocation decreased $1.92 million due to the recognition of losses previously allocated. Partially offsetting these decreases was an increase in the commercial real estate owner-occupied loan pool allocation of $2.44 million due to an increase in criticized loans within the portfolio and an increase in the corresponding historical loss rate. In addition, the commercial real estate nonowner-occupied loan pool allocation increased $2.94 million due to an increase in the overall portfolio, an increase in criticized loans as well as an increase in specific allocations. The consumer loan pool also experienced an increase of $672 thousand due to an increase in portfolio outstandings. In summary, the overall level of the allowance for loan losses declined $3.07 million or 4.05% from year-end 2015 as a result of the factors within the loan portfolio as described above and charge-offs recorded during the first nine months of 2016.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $23.15 million at September 30, 2016 and $27.79 million at December 31, 2015. In comparison to the prior year-end, this element of the allowance decreased by $4.64 million primarily due to decreased specific allocations for other commercial loans.

Management believes that the allowance for credit losses of $73.78 million at September 30, 2016 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first nine months of 2016 was $53.38 million, which was a decrease of $2.12 million or 3.82% from the first nine months of 2015. This decrease was mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. Noninterest income for the third quarter of 2016 was $19.02 million, an increase of $1.21 million or 6.79% from the third quarter of 2015 due mainly to death benefits on bank-owned insurance policies recorded during the third quarter of 2016.

Fees from deposit services for the first nine months of 2016 were $24.67 million, a decrease of $4.60 million or 15.71% from the first nine months of 2015. Debit card income declined $2.89 million for the first nine months of 2016 as a result of the Durbin Amendment. In addition, income from overdraft fees declined $1.27 million during the first nine months of 2016. For the third quarter of 2016, fees from deposit services were $8.31 million, a decrease of $753 thousand or 8.31% from the third quarter of 2015. In particular, income from overdraft fees declined $498 thousand and debit card income declined $252 thousand during the third quarter of 2016.

Income from bank-owned life insurance for the first nine months of 2016 increased $1.15 million or 30.49% from the first nine months of 2015. Income from bank-owned life insurance increased $1.31 million or 105.92% for the third quarter of 2016 as compared to the third quarter of 2015. These increases were due to the death benefits recorded in the third quarter of 2016.

Mortgage banking income increased $626 thousand or 33.42% for the first nine months of 2016 from the same period in 2015 due to increased spreads on the sales of mortgage loans in the secondary market. Mortgage loan sales were $112.70 million in the first nine months of 2016 as compared to $113.71 million in the first nine months of 2015.

On a linked-quarter basis, noninterest income for the third quarter of 2016 increased $1.05 million or 5.87% from the second quarter of 2016. Income from bank-owned insurance policies increased $1.35 million due to the death benefits recorded during the third quarter.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. For the first nine months of 2016, noninterest expense increased $12.62 million or 7.29% from the first nine months of 2015. Noninterest expense increased $5.09 million or 8.83% for the third quarter of 2016 compared to the same period in 2015.

Employee compensation increased $5.43 million or 8.53% for the first nine months of 2016 when compared to the first nine months of 2015. Merger severance charges of $670 thousand were included in the first nine months of 2016. Otherwise, base salaries increased $2.63 million or 4.18% due mainly to merit increases. Also, expense for employee incentives increased $2.26 million. Employee compensation for the third quarter of 2016 increased $1.51 million or 6.67% from the third quarter of 2015. In addition to the merger severance charges, base salaries increased $684 thousand or 3.06% mainly due to merit increases.

Employee benefits expense for the first nine months of 2016 increased $1.30 million or 6.47% as compared to the first nine months of 2015. Employee benefits expense for the third quarter of 2016 increased $793 thousand or 11.85% from the third quarter of 2015. Included in employee benefits expense for the first nine months and third quarter of 2016 was $584 thousand of expense on assumed benefit agreements from the Bank of Georgetown acquisition. Otherwise health insurance expense for the first nine months and third quarter of 2016 increased $1.04 million and $352 thousand from the same time periods last year due to higher premiums.

Net occupancy expense increased $2.22 million or 11.86% for the first nine months of 2016 as compared to the first nine months of 2015. Included in net occupancy expense for the first nine months of 2016 were charges of $1.58 million for the termination of leases for closed offices in the Bank of Georgetown acquisition. For the third quarter of 2016, net occupancy expense increased $1.27 million or 22.37% from the third quarter of 2015 due to increased office lease costs.

Other real estate owned (OREO) expense for the first nine months and third quarter of 2016 increased $1.65 million or 54.98% and $573 thousand or 74.51%, respectively, from the first nine months and third quarter of 2015 due to decreases in the fair value on OREO properties.

Other expense for the first nine months of 2016 increased $2.51 million or 5.94% from the first nine months of 2015. For the third quarter of 2016, other expense increased $1.10 million or 8.33%. Included in other expense for the first nine months and third quarter of 2016 were merger-related expenses of $2.48 million and $620 thousand, respectively.

On a linked-quarter basis, noninterest expense for the third quarter of 2016 decreased $2.08 million or 3.20% from the second quarter of 2016 generally due to a decline of $3.54 million in merger-related expenses. In addition, OREO expense decreased $1.32 million due to fewer declines in the fair value of OREO properties. Partially offsetting these declines was an increase of $1.58 million in employee compensation due to additional employees from the Bank of Georgetown merger and a higher amount of employee incentives.

Income Taxes

Income tax expense for the first nine months of 2016 and 2015 was $53.10 million and $48.67 million, respectively. For the first nine months of 2016 and 2015, United’s effective tax rate was 32.97% and 31.78%, respectively. Included in income tax expense for the first nine months of 2015 were historical tax credits. Income taxes for the third quarter of 2016 were $18.85 million as compared to $16.22 million for the third quarter of 2015. This increase was mainly due to higher earnings for the third quarter of 2016 and the release of tax reserves in the third quarter of 2015 due to the expiration of the statute of limitations partially offset by reduction in the current tax expense as a result of an increase in United’s deferred tax rate. For the quarters ended September 30, 2016 and 2015, United’s effective tax rate was 31.24% and 31.63%, respectively. On a linked-quarter basis, income tax expense increased $2.47 million due to higher earnings partially offset by reduction in the current tax expense as a result of an increase in the deferred tax rate. For the second quarter of 2016, United’s effective tax rate was 34.00%. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2016, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.20 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2015 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2016 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2015 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2016, cash of $123.87 million was provided by operating activities due mainly to net income of $107.98 million for the first nine months of 2016. Net cash of $96.53 million was used in investing activities which was primarily due to net loan growth of $111.72 million and net purchases of investment securities of $11.75 million. Partially offsetting these uses of cash was net cash of $29.33 million provided in the Bank of Georgetown acquisition. During the first nine months of 2016, net cash of $233.84 million was provided by financing activities due primarily to deposit growth of $265.18 million and net proceeds from long-term FHLB borrowings of $69.92 million. Partially offsetting these increases to cash was the payment of cash dividends in the amount of $71.13 million for the first nine months of 2016. The net effect of the cash flow activities was an increase in cash and cash equivalents of $261.17 million for the first nine months of 2016.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 12.79% at September 30, 2016 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 10.13%, 12.14% and 10.49%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $2.03 billion at September 30, 2016, increasing $316.04 million or 18.45% from December 31, 2015 primarily due to the Bank of Georgetown acquisition. United’s equity to assets ratio was 14.14% at September 30, 2016 as compared to 13.62% at December 31, 2015. The primary capital ratio, capital and reserves to total assets and reserves, was 14.58% at September 30, 2016 as compared to 14.14% at December 31, 2015. United’s average equity to average asset ratio was 14.24% for the first nine months of 2016 as compared to 13.85% for the first nine months of 2015. All of these financial measurements reflect a financially sound position.

During the third quarter of 2016, United’s Board of Directors declared a cash dividend of $0.33 per share. Cash dividends were $0.99 per common share for the first nine months of 2016. Total cash dividends declared were $25.22 million for the third quarter of 2016 and $73.38 million for the first nine months of 2016 as compared to $22.26 million and $66.70 million, respectively, for the third quarter and first nine months of 2015.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2016 and December 31, 2015:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2016	December 31, 2015
+200	(0.89%)	(1.18%)
+100	(0.47%)	(0.85%)
-100	1.68%	2.62%
-200	—	—

At September 30, 2016, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.47% over one year as compared to a decrease of 0.85% at December 31, 2015. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.89% over one year as of September 30, 2016, as compared to a decrease of 1.18% as of December 31, 2015. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.68% over one year as of September 30, 2016 as compared to an increase of 2.62%, over one year as of December 31, 2015. With the federal funds rate 0.50% at September 30, 2016 and December 31, 2015, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

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

At September 30, 2016, United’s mortgage related securities portfolio had an amortized cost of $877 million, of which approximately $476 million or 54% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 3.6 years and a weighted average yield of 2.61%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.2%, or less than the price decline of a 5-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $246 million in balloon and other securities with a projected yield of 1.90% and a projected average life of 3.8 years on September 30, 2016. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.4 years and a weighted average maturity (WAM) of 4.1 years.

United had approximately $57 million in 15-year mortgage backed securities with a projected yield of 2.15% and a projected average life of 3.4 years as of September 30, 2016. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.2 years and a weighted average maturity (WAM) of 10.5 years.

United had approximately $39 million in 20-year mortgage backed securities with a projected yield of 2.81% and a projected average life of 4.4 years on September 30, 2016. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4.5 years and a weighted average maturity (WAM) of 15.2 years.

United had approximately $37 million in 30-year mortgage backed securities with a projected yield of 2.34% and a projected average life of 3.5 years on September 30, 2016. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 3.3 years and a weighted average maturity (WAM) of 24 years.

The remaining 2% of the mortgage related securities portfolio at September 30, 2016, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2016 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

On September 1, 2016, United issued 1,500 shares of United common stock to a new employee of United as an inducement material to the employee’s entering into employment with United. The shares of common stock were issued pursuant to a written compensatory arrangement with the employee, in reliance on the exemption set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering. The recipient was a former employee with an investment banking firm and through this relationship, had access to information about United. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2016	0	$00.00	0	322,200
8/01 – 8/31/2016	3	$36.99	0	322,200
9/01 – 9/30/2016	0	$00.00	0	322,200

Total	3	$36.99	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2016, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2016, the following shares were purchased for the deferred compensation plan: August 2016 – 3 shares at an average price of $36.99.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization with Bank of Georgetown

Exhibit 2.2	Agreement and Plan of Reorganization by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank

Exhibit 10.2	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 9, 2016	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	November 9, 2016	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization with Bank of Georgetown	(a	)

2.2	Agreement and Plan of Reorganization by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation.	(b	)

3.1	Articles of Incorporation	(c	)

3.2	Bylaws	(d	)

10.1	Independent Contractor Agreement by and between Peter A. Converse and United Bank	(e	)

10.2	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald	(f	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	86

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	87

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	88

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	89

101	Interactive data file (XBRL)	(g	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated and filed November 9, 2015 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322.
(c)	Incorporated into this filing by reference to a Current Report on Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.
(d)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(e)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 10-Q dated and filed May 9, 2016 for United Bankshares, Inc., File No.0-13322.
(f)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.0-13322.
(g)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.