Form 10-K
period 2016-12-31
UNITED BANKSHARES INC/WV
filed 2017-03-01
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2016, was approximately $2,666,578,998.

As of January 31, 2017, United Bankshares, Inc. had 81,045,880 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Definitive Proxy Statement dated April 6, 2017 for the 2017 Annual Shareholders’ Meeting to be held on May 25, 2017, portions of which are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2016, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty banking institutions including its recent acquisition of Bank of Georgetown. which consummated after the close of business on June 3, 2016. As of December 31, 2016, United has two banking subsidiaries (the Banking Subsidiaries) “doing business” under the name of United Bank, one operating under the laws of West Virginia referred to as United Bank (WV) and the other operating under the laws of Virginia referred to as United Bank (VA). United’s Banking Subsidiaries offer a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, and brokerage services.

Employees

As of December 31, 2016, United and its subsidiaries had approximately 1,701 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, United’s present business is community banking. As of December 31, 2016, United’s consolidated assets approximated $14.5 billion and total shareholders’ equity approximated $2.2 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or nonbanking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s announced merger with Cardinal Financial Corporation and its completed merger with Bank of Georgetown.

Business of Banking Subsidiaries

United, through its subsidiaries, engages primarily in community banking and offers most banking products and services permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of their lending function, the Banking Subsidiaries offer credit card services.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $957.1 million or 10.20% in 2016 due mainly to the acquisition of Bank of Georgetown. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial, financial and agricultural loans increased $662.4 million or 12.21% as commercial real estate loans increased $651.2 million or 17.03% and commercial loans (not secured by real estate) were relatively flat, increasing $11.2 million or less than 1%. In addition, consumer loans increased $177.9 million or 41.29% while residential real estate loans increased $134.75 million or 5.94%. Construction and land development loans decreased $17.3 million or 1.36%.

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

As of December 31, 2016, approximately $436.1 million or 4.22% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2016, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $7.3 billion as of December 31, 2016. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2016, approximately $4.1 billion or 40.1% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2016, approximately $67.8 million or less than 1% of United’s total loan portfolio were for the purpose of mining, quarrying and oil and gas extraction.

Secondary Markets

United generally originates loans within the primary market area of its banking subsidiaries. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers. As of December 31, 2016, the balance of mortgage loans being serviced by United for others was insignificant.

United engages in the origination and acquisition of residential real estate loans for resale. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts basis.

During 2016, United originated $154.3 million of real estate loans for sale in the secondary market and sold $156.6 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2016 were $3.5 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2016, 2015, and 2014 were $36.1 million, $34.3 million, and $33.9 million, respectively. For the years of 2016, 2015 and 2014, United realized net gains on sales of securities of $313 thousand, $202 thousand and $3.4 million, respectively. In the year 2016, United recognized other-than-temporary impairment (OTTI) charges of $33 thousand, consisting of OTTI on collateralized mortgage obligations (CMOs). In the year 2015, United recognized other-than-temporary impairment (OTTI) charges of $47 thousand, consisting of OTTI on an equity security and a pooled trust preferred collateralized debt obligation (Trup Cdo). In the year 2014, United recognized other-than-temporary impairment (OTTI) charges of $6.5 million, all consisting of OTTI on pooled trust preferred collateralized debt obligations (Trup Cdos).

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

As of December 31, 2016, there were 63 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 101 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2016, West Virginia’s seasonally adjusted unemployment rate was 5.9% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 4.7%. The number of unemployed state residents fell to 46,800. Total unemployment was down 1,600 over the year of 2016. The state unemployment rate of 5.9% for December 2016 was a decrease from a rate of 6.0% for the month of November 2016 and down from the rate of 6.2% for the month of December 2015. Total nonfarm payroll employment decreased 8,300 in December, with an increase of 900 in the goods-producing sector offset by a decrease of 9,200 in the service-providing sector. West Virginia’s not seasonally adjusted unemployment rate was 5.1% in December 2016. West Virginia’s economy has struggled over the past year, primarily driven by the state’s energy sector, where losses in coal jobs have been coupled with a recent slowdown in the natural gas industry. According to the latest forecast from the West Virginia University College of Business and Economics, employment in West Virginia is estimated to increase 0.6% per year on average through 2021, compared to an expectation of 1.0% nationally. Forecasts calls for job losses in coal to subside within the near term; however, the outlook is subject to considerable downside risk depending on environmental regulatory climate and conditions in the global coal market. Low prices and regional infrastructure bottlenecks that have weighed on the natural gas industry will subside over the next year or so. Production and employment are expected to increase at average annual rates of around 9% and 4-5%, respectively, through 2021. Construction is expected to add jobs at the fastest rate going forward, but the service-providing segment will tend to pace the state’s overall performance during the next five years. Per capita personal income is expected to grow at an annual average rate of 2% over the next five years, equal to the national average. West Virginia’s population has declined by around 12,000 over the past three years and is projected to lose more than 20,000 residents over the next two decades. The state’s population is significantly older than the nation as a whole, and will continue to age in coming years.

United’s Virginia subsidiary banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate decreased 0.1% for the month of December 2016 to 4.1% as compared to 4.2% for November of 2016. December’s decrease followed four consecutive months of increases. Over the year of 2016, the seasonally adjusted unemployment rate was also down 0.1% from December 2015. Virginia’s seasonally adjusted unemployment rate continues to be below the national rate of 4.7%. Seasonally adjusted nonfarm employment was up 14,100 jobs between November 2016 and December 2016 to 3,951,700, setting a new record high. Also in December, private sector employment increased by 13,600 jobs to 3,237,600, while public sector payrolls increased by 500 jobs to 714,100. Compared to a year ago, on a seasonally adjusted basis, eight of the eleven major industry divisions experienced employment gains, while the other three experienced employment losses. The largest over-the-year job gain occurred in professional and business services. The largest job loss occurred in information services. In December, five metropolitan areas experienced over-the-month job gains and four metropolitan areas experienced employment losses. The largest absolute job gain occurred in the Roanoke metropolitan area. The Northern Virginia metropolitan area experienced the next largest increase. The Harrisonburg and Lynchburg metropolitan areas also experienced job gains. The largest absolute job decrease occurred in the Richmond metropolitan area. Also experiencing job decreases were the Charlottesville and Winchester metropolitan areas.

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

United’s FDIC insurance expense totaled $8.5 million, $8.4 million and $7.6 million in 2016, 2015 and 2014, respectively.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

As of December 31, 2016, United and its banking subsidiaries meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

United’s Banking Subsidiaries were “well capitalized” institutions as of December 31, 2016. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

As discussed above, the Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as United’s Banking Subsidiaries, will not be subject to these federal consumer financial laws, but will continue to be examined for compliance by the Federal Reserve, its primary federal banking regulator.

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

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule (i) prohibits incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibits incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The original comment period ended in May 2011. As of February 2017, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

United is subject to credit risk.

There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. United seeks to mitigate the risk inherent in its loan portfolio by adhering to prudent loan approval practices. Although United believes that its loan approval criteria are appropriate for the various kinds of loans the Company makes, United may incur losses on loans that meet our loan approval criteria. A significant decline in general economic conditions caused by inflation or deflation, recession, unemployment, changes in government fiscal and monetary policies, acts of terrorism, or other factors beyond our control could cause our borrowers to default on their loan payments, and the collateral values securing such loans to decline and be insufficient to repay any outstanding indebtedness. In such events, we could experience significant loan losses, which could have a material adverse effect on our financial condition and results of operations.

Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business.

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2020.

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

On July 2, 2013, the Federal Reserve published final rules that substantially amend the regulatory risk-based capital rules applicable to United, United Bank (WV) and United Bank (VA). The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, or the Basel III Capital Rules. The new rules were effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period for certain of the new rules).

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

The Basel III changes have resulted in generally higher minimum capital ratios that require United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United, United Bank (WV) and United Bank (VA) could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

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

RISKS RELATING TO UNITED’S POTENTIAL MERGER WITH CARDINAL FINANCIAL CORPORATION

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

On August 18, 2016, United and Cardinal Financial Corporation (“Cardinal”) announced a strategic business combination in which Cardinal will merge with and into an indirect wholly-owned subsidiary of United. Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.

Before the merger may be completed, we must obtain various approvals or consents from the Federal Reserve and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger.

Although United and Cardinal do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of United following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed. The merger agreement contains a condition to the obligation of each of United and Cardinal to close the merger that the required regulatory approvals not contain any materially burdensome regulatory condition.

If the merger is not consummated by August 31, 2017 or the necessary governmental approvals are not obtained, solely because United does not satisfy a condition to approval of a governmental authority requiring it to raise or obtain capital, then United may be required to pay Cardinal a termination fee of $13.5 million if certain other conditions are satisfied.

The merger will not be completed unless important conditions are satisfied.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger. If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger will not occur or will be delayed and each of United and Cardinal may lose some or all of the intended benefits of the merger. The following conditions, in addition to other closing conditions, must be satisfied or waived, if permissible, before United and Cardinal are obligated to complete the merger:

•	The merger agreement and merger must be duly approved by the requisite vote of the shareholders of Cardinal and the shareholders of United;

•	All required regulatory approvals must be obtained;

•	The absence of any law or order by a court or governmental authority that prohibits, restricts or makes illegal the merger;

•

Certain key employees of Cardinal must have executed and delivered binding, written agreements concerning employment with United after the effective time of the merger and none of the key employees of Cardinal has taken any action on or before the effective time of the merger to materially breach or to cancel or terminate any such agreement;

•

The registration statement on Form S-4 shall become effective under the Securities Act of 1933, as amended, or the Securities Act, and no stop order shall have been issued or threatened by the SEC; and

•	To the extent required, the shares of United common stock to be issued in the merger must be approved for listing on Nasdaq.

The integration of the operations of United and Cardinal may be more difficult, costly or time-consuming than anticipated.

The success of the merger will depend, in part, on United’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of United and Cardinal and to combine the businesses of United and Cardinal in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Cardinal or decreasing revenues due to loss of customers. If United is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect United’s ability to successfully conduct its business in the markets in which Cardinal now operates, which could have an adverse effect on United’s financial results and the value of its common stock. If United experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Cardinal to lose customers or cause customers to remove their accounts from Cardinal and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Cardinal and United during this transition period and for an undetermined period after consummation of the merger.

The success of the merger will also depend on United’s ability to:

•	Retain and attract qualified personnel to, United and Cardinal;

•	Maintain existing relationships with depositors of Cardinal to minimize withdrawals of deposits prior to and subsequent to the merger;

•	Maintain and enhance existing relationships with borrowers to limit unanticipated losses from loans of Cardinal;

•	Control the incremental non-interest expense from United to maintain overall operating efficiencies; and

•	Compete effectively in the communities served by United and Cardinal and in nearby communities.

United may not be able to manage effectively its growth resulting from the merger.

Termination of the merger agreement could negatively impact United.

If the merger agreement is terminated, there may be various consequences. For example, United’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger.

Additionally, if the merger agreement is terminated, the market price of United’s common stock could decline to the extent that the market prices since the announcement of the merger reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Cardinal or United may be required to pay to the other party a termination fee.

In the event that the merger agreement is terminated (i) by Cardinal in order to concurrently enter into an agreement with respect to an unsolicited acquisition proposal that is (a) more favorable to its shareholders from a financial point of view than the merger with United, (b) fully financed or reasonably capable of being fully financed, (c) reasonably likely to receive all required governmental approvals on a timely basis and (d) otherwise reasonably capable of being completed on the terms proposed, United does not make a counteroffer that the

Cardinal board of directors determines is at least as favorable to the unsolicited acquisition proposal or (ii) by United because the Cardinal board of directors fails to recommend, withdraws, modifies or changes its recommendation of the merger in a manner adverse in any respect to the interests of United and within 12 months after the date of termination of the merger agreement, Cardinal enters into an agreement with respect to another acquisition proposal or consummates another acquisition proposal, then Cardinal must pay United a termination fee of $36 million.

United may fail to realize the cost savings estimated for the merger.

Although United estimates that it will realize cost savings of approximately $27 million annually (excluding one-time costs and expenses associated with the merger with Cardinal) from the merger when fully phased in, it is possible that the estimates of the potential cost savings could turn out to be incorrect. For example, the combined purchasing power may not be as strong as expected, and therefore the cost savings could be reduced. In addition, future business developments may require United to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. The cost savings estimates also depend on United’s ability to combine the businesses of United and Cardinal in a manner that permits those costs savings to be realized. If the estimates turn out to be incorrect or United is not able to combine the two companies successfully, the anticipated cost savings may not be fully realized or realized at all, or may take longer to realize than expected.

United’s potential inability to integrate companies it may acquire in the future could have a negative effect on its expenses and results of operations.

In addition to the Cardinal merger, United may engage in a strategic acquisition when it believes there is an opportunity to strengthen and expand its business. To fully benefit from such acquisition, however, United must integrate the administrative, financial, sales, lending, collections and marketing functions of the acquired company. If United is unable to successfully integrate an acquired company, it may not realize the benefits of the acquisition, and its financial results may be negatively affected. A completed acquisition may adversely affect United’s financial condition and results of operations, including its capital requirements and the accounting treatment of the acquisition. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

If the merger is not completed, United and Cardinal will have incurred substantial expenses without realizing the expected benefits of the merger.

Each of United and Cardinal has incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of filing, printing and mailing this prospectus and joint proxy statement and all filing and other fees paid to the SEC in connection with the merger. If the merger is not completed, United and Cardinal would have to recognize these expenses without realizing the expected benefits of the merger.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2016, an aggregate of approximately $100.7 million and $84.2 million was available for dividend payments from United Bank (WV) and United Bank (VA), respectively, to United without regulatory approval.

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

None

Item 2. PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and twenty-eight (128) full service offices—fifty (50) offices located throughout West Virginia, seventy-three (73) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Charleston area and one each in areas of Beckley, Wheeling, Morgantown, Parkersburg, Charles Town, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for ten offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Staunton, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Fairfax and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston and Morgantown, West Virginia and Chantilly, Virginia areas.

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

Stock

As of January 31, 2017, 100,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 81,045,880 were issued, including 28,276 shares held as treasury shares. The outstanding shares are held by approximately 6,577 shareholders of record, as well as 61,603 shareholders in street name as of January 31, 2017. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In December of 2016, United completed a registered public offering of 4,330,000 shares of its common stock. The net proceeds of the offering will be used to provide capital support for the growth of the company and other general corporate purposes.

In May of 2006, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 1,700,000 shares of its common stock in the open market. As of December 31, 2016, United still has 322,200 shares available for repurchase under the plan. During 2016 and 2015, no shares were repurchased under the plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.32 per share in 2016, $1.29 per share in 2015 and $1.28 per share in 2014. See “Market and Stock Prices of United” for quarterly dividend information.

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

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 24, 2017, the last practicable date, was $45.25.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2017	Dividends		High	Low
First Quarter through February 24, 2017	—	(1)	$47.30	$42.70
2016
Fourth Quarter	$0.33		$49.35	$36.52
Third Quarter	$0.33		$39.71	$35.91
Second Quarter	$0.33		$40.18	$34.50
First Quarter	$0.33		$37.85	$32.22
2015
Fourth Quarter	$0.33		$43.13	$35.78
Third Quarter	$0.32		$43.43	$35.60
Second Quarter	$0.32		$40.70	$36.58
First Quarter	$0.32		$38.88	$33.25

(1)	On February 27, 2017, United declared a dividend of $0.33 per share, payable April 3, 2017, to shareholders of record as of March 10, 2017.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2016, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2011in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
United Bankshares, Inc.	100.00	90.30	121.92	150.96	154.22	199.40
NASDAQ Bank Index	100.00	118.61	167.99	176.18	191.73	264.29
S&P Mid-Cap Index	100.00	117.78	157.13	172.39	168.68	203.53

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2016	0	$00.00	0	322,200
11/01 – 11/30/2016	4	$37.42	0	322,200
12/01 – 12/31/2016	0	$00.00	0	322,200

Total	4	$37.42

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2016, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2016, the following shares were purchased for the deferred compensation plan: November 2016 –4 shares at an average price of $37.42.

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

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2016. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Summary of Operations:
Total interest income	$470,341	$423,630	$418,542	$306,154	$323,897
Total interest expense	45,010	39,506	42,834	36,313	46,190
Net interest income	425,331	384,124	375,708	269,841	277,707
Provision for loan losses	24,509	22,574	21,937	19,267	17,862
Other income	70,032	73,626	80,962	66,506	64,842
Other expense	248,196	231,687	239,847	192,036	203,206
Income taxes	75,575	65,530	64,998	39,416	38,874
Net income	147,083	137,959	129,888	85,628	82,607
Cash dividends	98,696	89,667	88,522	62,981	62,351

Per common share:
Net income:
Basic	2.00	1.99	1.93	1.70	1.64
Diluted	1.99	1.98	1.92	1.70	1.64
Cash dividends	1.32	1.29	1.28	1.25	1.24
Book value per share	27.59	24.61	23.90	20.66	19.74

Selected Ratios:
Return on average shareholders’ equity	7.67%	8.10%	8.13%	8.43%	8.35%
Return on average assets	1.10%	1.12%	1.11%	1.02%	0.98%
Dividend payout ratio	67.10%	65.00%	68.15%	73.55%	75.48%

Selected Balance Sheet Data:
Average assets	$13,376,803	$12,265,115	$11,652,776	$8,419,456	$8,399,513
Investment securities	1,403,638	1,204,182	1,316,040	889,342	729,402
Loans held for sale	8,445	10,681	8,680	4,236	17,762
Total loans	10,341,137	9,384,080	9,104,652	6,704,583	6,511,416
Total assets	14,508,892	12,577,944	12,328,811	8,735,324	8,420,013
Total deposits	10,796,867	9,341,527	9,045,485	6,621,571	6,752,986
Long-term borrowings	1,172,026	1,015,249	1,105,314	575,697	284,926
Total liabilities	12,273,145	10,865,309	10,672,651	7,693,592	7,427,762
Shareholders’ equity	2,235,747	1,712,635	1,656,160	1,041,732	992,251

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On August 17, 2016, United entered into an Agreement and Plan of Reorganization (the Agreement) with Cardinal Financial Corporation (Cardinal), a Virginia corporation headquartered in Tysons Corner, Virginia. In accordance with the Agreement, Cardinal will merge with and into a wholly-owned subsidiary of United (the Merger). At the effective time of the Merger, Cardinal will cease to exist and the wholly-owned subsidiary of United shall survive and continue to exist as a Virginia limited liability company.

After the effective time of the Merger, Cardinal Bank, a wholly-owned subsidiary of Cardinal, will merge with and into United Bank, a wholly-owned indirect subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

The acquisition of Cardinal will afford United the opportunity to significantly enhance its existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of December 31, 2016, Cardinal had $4.21 billion in assets with 30 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operates George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland and the District of Columbia, and Cardinal Wealth Services Inc.

On July 1, 2015, the Durbin Amendment became effective for United. The Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion. The Durbin Amendment significantly affected United’s fees from deposit services for the year of 2016 and 2015 as discussed in the “Other Income” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2016, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of investment securities and the related other-than-temporary impairment analysis, the accounting for acquired loans and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2016, the allowance for loan losses was $72.8 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2016 net income by approximately $4.7 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

Acquired loans are divided into loans with evidence of credit quality deterioration, which are accounted for under Accounting Standards Codification (ASC) topic 310-30 (acquired impaired) and loans that do not meet this criteria, which are accounted for under ASC topic 310-20 (acquired performing). Acquired impaired loans have experienced a deterioration of credit quality from origination to acquisition for which it is probable that United will be unable to collect all contractually required payments receivable, including both principal and interest. In the assessment of credit quality, numerous assumptions, interpretations and judgments must be made, based on internal and third-party credit quality information and ultimately the determination as to the probability that all contractual cash flows will not be able to be collected. This is a point in time assessment and inherently subjective due to the nature of the available information and judgment involved.

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

At December 31, 2016, approximately 9.47% of total assets, or $1.37 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.71% or $1.29 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 6.29% or $86.45 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At December 31, 2016, only $2.61 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note U for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2016 COMPARED TO 2015

United’s total assets as of December 31, 2016 were $14.51 billion which was an increase of $1.93 billion or 15.35% from December 31, 2015, primarily the result of the acquisition of Bank of Georgetown on June 3, 2016. Portfolio loans increased $957.06 million or 10.20%, cash and cash equivalents increased $577.19 million or 67.32%, investment securities increased $199.46 million or 16.56%, goodwill increased $153.52 million or 21.61%, other assets increased $36.59 million or 9.67%, bank premises and equipment increased $2.82 million or 3.86% and interest receivable increased $3.60 million or 10.05% due primarily to the Bank of Georgetown merger. Total liabilities increased $1.41 billion or 12.96% from year-end 2015. This increase in total liabilities was due mainly to an increase of $1.46 billion or 15.58% in deposits, mainly due to the Bank of Georgetown acquisition. Partially offsetting these increases in liabilities, is a $56.70 million decrease in borrowings. Shareholders’ equity increased $523.11 million or 30.54% from year-end 2015 due primarily to the acquisition of Bank of Georgetown, a common stock offering, and earnings less dividends paid for the year of 2016.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2016 increased $577.19 million or 67.32% from year-end 2015. Of this total increase, interest-bearing deposits with other banks increased $538.41 million or 74.79% as United placed more cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $38.78 million or 28.37% and federal funds sold were flat. During the year of 2016, net cash of $166.73 million and $379.51 million was provided by operating activities and financing activities, respectively, while $30.96 million was provided by investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2016 increased $199.46 million or 16.56% from year-end 2015. Bank of Georgetown added $219.78 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $192.88 million or 18.09%. This change in securities available for sale reflects $215.06 million acquired from Bank of Georgetown, $513.74 million in sales, maturities and calls of securities, $504.98 million in purchases, and a decrease of $12.42 million in market value. Securities held to maturity decreased $5.84 million or 14.94% from year-end 2015 due to calls and maturities of securities. Other investment securities increased $12.42 million or 12.57% from year-end 2015. Bank of Georgetown added $4.72 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $7.94 million and FHLB stock decreased $1.05 million.

The following is a summary of available for sale securities at December 31:

	2016	2015	2014
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$95,247	$71,993	$88,559
States and political subdivisions	196,350	130,685	133,730
Mortgage-backed securities	896,472	788,218	876,006
Asset-backed securities	217	3,404	8,004
Marketable equity securities	12,436	4,844	3,631
Trust preferred collateralized debt obligations	48,558	49,386	51,328
Single issue trust preferred securities	13,363	13,811	13,760
Corporate securities	14,996	9,999	4,998

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$1,277,639	$1,072,340	$1,180,016

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$1,259,214	$1,066,334	$1,180,386

The following is a summary of held to maturity securities at December 31:

	2016	2015	2014
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$5,295	$10,425	$10,599
States and political subdivisions	8,598	9,321	9,369
Mortgage-backed securities	30	35	41
Single issue trust preferred securities	19,315	19,298	19,281
Other corporate securities	20	20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$33,258	$39,099	$39,310

TOTAL HELD TO MATURITY SECURITIES, at fair value	$31,178	$36,319	$36,784

At December 31, 2016, gross unrealized losses on available for sale securities were $29.34 million. Securities in an unrealized loss position at December 31, 2016 consisted primarily of state and political subdivisions securities, Trup Cdos, single issue trust preferred securities and agency residential mortgage-backed securities. The state and political subdivisions securities relate to securities issued by various municipalities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of December 31, 2016, United’s mortgage-backed securities had an amortized cost of $896.50 million, with an estimated fair value of $896.52 million. The portfolio consisted primarily of $585.24 million in agency residential mortgage-backed securities with a fair value of $584.13 million, $6.63 million in non-agency residential mortgage-backed securities with an estimated fair value of $7.04 million, and $304.64 million in commercial agency mortgage-backed securities with an estimated fair value of $305.34 million. As of December 31, 2016, United’s asset-backed securities had an amortized cost of $217 thousand, with an estimated fair value of $217 thousand.

As of December 31, 2016, United’s corporate securities had an amortized cost of $108.69 million, with an estimated fair value of $90.58 million. The portfolio consisted primarily of $48.56 million in Trup Cdos with a fair value of $33.55 million and $13.36 million in single issue trust preferred securities with an estimated fair value of $11.48 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $12.44 million and a fair value of $13.83 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.54 million of the Company’s pooled securities, while mezzanine tranches represent $28.01 million. Of the $28.01 million in mezzanine tranches, $8.18 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2016, Trup Cdos with a fair value of $3.27 million were investment grade, and the remaining $30.28 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of December 31, 2016, United’s single issue trust preferred securities had a fair value of $28.12 million. Of the $28.12 million, $12.96 million or 46.08% were investment grade; $8.67 million or 30.83% were split rated; $2.83 million or 10.07% were below investment grade; and $3.66 million or 13.02% were unrated. The two largest exposures accounted for 54.13% of the $28.12 million. These included Wells Fargo at $8.95 million and SunTrust Bank at $6.27 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of December 31, 2016:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						Dollars in thousands
SECURITY 1	Senior	Sr	Ca	NR	WD	$2,141	$2,275	$(134)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	3,254	3,174	7,398
SECURITY 4	Mezzanine	C	C	NR	C	1,271	1,269	2	1,546
SECURITY 5	Mezzanine	C-2	Caa2	NR	C	1,978	1,083	895	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,309	607	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,493	3,178	1,315	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	2,422	1,254	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,249	1,704	(455)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	854	994	(140)	406
SECURITY 14	Mezzanine	B-1	B1	NR	CC	3,300	1,950	1350	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	3,800	2,636	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	1,850	1,589	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,620	630	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	3,847	3,270	577	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BB	2,780	2,224	556	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,350	1,150	0

						$48,558	$33,552	$15,006	$20,613

(1) Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	8.5%	13.3%	8.3%	25 - 85%	(91.2)%	61.2%	38.8%
2	7	0.0%	11.1%	5.3%	N/A	(104.7)%	45.4%	54.6%
4	39	11.9%	12.1%	6.4%	0 - 90%	(2.1)%	42.1%	57.9%
5	41	0.0%	10.6%	6.0%	N/A	(0.6)%	91.3%	8.7%
6	41	0.0%	16.0%	5.9%	N/A	(19.5)%	58.5%	41.5%
7	19	0.0%	15.1%	5.6%	N/A	(9.8)%	84.8%	15.2%
8	22	0.0%	22.4%	5.9%	N/A	(28.9)%	68.3%	31.7%
12	5	0.0%	14.5%	5.0%	N/A	(3.5)%	73.3%	26.7%
13	5	0.0%	14.5%	5.0%	N/A	(3.5)%	85.9%	14.1%
14	39	3.6%	7.3%	6.3%	0 - 90%	9.2%	88.0%	12.0%
15	18	0.8%	19.7%	7.6%	90%	(33.8)%	64.4%	35.6%
16	14	0.0%	18.8%	5.8%	N/A	(17.7)%	68.8%	31.2%
17	27	0.0%	9.5%	6.2%	N/A	(2.0)%	75.0%	25.0%
18	28	1.6%	14.6%	5.2%	15%	71.5%	100.0%	0.0%
19	5	0.0%	4.6%	5.3%	N/A	36.9%	100.0%	0.0%
22	31	1.5%	6.3%	5.9%	50%	5.4%	100.0%	0.0%

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

The following is a summary of available for sale single-issue trust preferred securities as of December 31, 2016:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
	(Dollars in thousands)
Emigrant	NR	NR	WD	$5,697	$3,660	$2,037
Bank of America	Ba1	NR	BBB-	4,658	4,525	133
M&T Bank	NR	BBB-	BBB-	3,008	3,292	(284)

				$13,363	$11,477	$1,886

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.41 million) and Royal Bank of Scotland ($975 thousand).

During 2016, United recognized net other-than-temporary impairment charges totaling $33 thousand on two non-agency residential mortgage-backed securities, which are not expected to be sold. Other than these securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2016 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $2.24 million or 20.93% as loan sales in the secondary market exceeded loan originations during the year of 2016. Portfolio loans, net of unearned income, increased $957.06 million or 10.20% from year-end 2015 mainly as a result of the Bank of Georgetown acquisition which added $968.20 million, including purchase accounting amounts, in portfolio loans. Since year-end 2015, commercial, financial and agricultural loans increased $662.44 million or 12.21% as commercial real estate loans increased $651.23 million and commercial loans (not secured by real estate) increased $11.22 million. In addition, residential real estate loans and other consumer loans increased $134.75 million or 5.94% and $177.89 million or 41.29%, respectively, while construction and land development loans decreased $17.32 million or 1.36%. The increases were due primarily to the Bank of Georgetown acquisition. Otherwise, portfolio loans, net of unearned income, grew organically $17.26 million from year-end 2015.

A summary of loans outstanding is as follows:

	December 31
(In thousands)	2016	2015	2014	2013	2012
Commercial, financial & agricultural	$6,088,775	$5,426,335	$5,353,991	$3,911,103	$3,846,409
Residential real estate	2,403,437	2,268,685	2,263,354	1,821,378	1,838,252
Construction & land development	1,255,738	1,273,054	1,133,251	670,364	550,677
Consumer	608,769	430,878	368,896	310,754	282,442
Less: Unearned interest	(15,582)	(14,872)	(14,840)	(9,016)	(6,364)

Total loans	10,341,137	9,384,080	9,104,652	6,704,583	6,511,416
Allowance for loan losses	(72,771)	(75,726)	(75,529)	(74,198)	(73,901)

TOTAL LOANS, NET	$10,268,366	$9,308,354	$9,029,123	$6,630,385	$6,437,515

Loans held for sale	$8,445	$10,681	$8,680	$4,236	$17,762

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2016:

	Less Than	One To	Over
(In thousands)	One Year	Five Years	Five Years	Total
Commercial, financial & agricultural	$993,591	$1,927,757	$3,167,427	$6,088,775
Construction & land development	483,394	483,419	288,925	1,255,738

Total	$1,476,985	$2,411,176	$3,456,352	$7,344,513

At December 31, 2016, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$404,610	$1,449,229	$1,197,641	$3,051,480
Outstanding with adjustable rates	1,072,375	961,947	2,258,711	4,293,033

	$1,476,985	$2,411,176	$3,456,352	$7,344,513

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $36.59 million or 9.67% from year-end 2015. The cash surrender value of bank-owned life insurance policies increased $16.29 million, of which $13.03 million was acquired from Bank of Georgetown while the remaining increase was due to an increase in the cash surrender value. The remainder of the increase in other assets is the result of an increase of $10.81 million in deferred tax assets and an increase of $5.11 million in core deposit intangibles. Partially offsetting these increases in other assets is a decrease of $1.30 million in income tax receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2016 increased $1.46 billion or 15.58% from year-end 2015 as a result of the Bank of Georgetown acquisition. Bank of Georgetown added $971.69 million in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $471.88 million or 17.48% while interest-bearing deposits increased $983.46 million or 14.81% from December 31, 2015. Organically, deposits grew $483.77 million from year-end 2015.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $423.39 million or 21.11%, personal noninterest-bearing deposits of $53.10 million or 10.18% and noninterest-bearing public funds of $12.26 million or 13.82% as a result of the Bank of Georgetown acquisition.

All major categories of interest-bearing deposits except time deposits under $100,000 increased from year-end 2015 as the result of the Bank of Georgetown acquisition. Interest-bearing checking accounts increased $94.84 million or 5.63% mainly due to a $73.72 million increase in commercial interest-bearing checking accounts and a $15.67 million increase in public interest-bearing checking accounts. In addition, personal interest-bearing checking accounts increased $5.45 million. Interest-bearing MMDAs increased $783.33 million or 33.10% as commercial MMDAs increased $486.58 million or 35.95% and personal MMDAs increased $178.85 million or 18.18%. In addition, public MMDAs increased $62.14 million and brokered MMDAs increased $56.26 million. Time deposits over $100,000 increased $177.06 million or 16.04% due to brokered deposits increasing $95.49 million, as a result of the Bank of Georgetown acquisition. In addition, Certificate of Deposit Account Registry Service (CDARS) deposits increased $82.25 million, which was partially offset by fixed rate and variable rate certificates of deposits (CDs) over $100,000 decreasing $46.39 million and $11.48 million, respectively. Regular savings increased $29.15 million or 4.21%. Time deposits under $100,000 decreased $101.42 million or 12.77%. This decrease in time deposits under $100,000 is the result of a $102.18 million decrease in fixed rate CDs and a $10.64 million decrease in variable rate CDs due to a low interest rate environment and rate competition.

The table below summarizes the changes by deposit category since year-end 2015:

	December 31	December 31
	2016	2015	$ Change	% Change
(Dollars in thousands)
Demand deposits	$3,171,841	$2,699,958	$471,883	17.48%
Interest-bearing checking	1,778,156	1,683,316	94,840	5.63%
Regular savings	721,224	692,079	29,145	4.21%
Money market accounts	3,151,896	2,368,063	783,833	33.10%
Time deposits under $100,000	693,005	794,428	(101,423)	(12.77%)
Time deposits over $100,000 (1)	1,280,745	1,103,683	177,062	16.04%

Total deposits	$10,796,867	$9,341,527	$1,455,340	15.58%

(1)	Includes time deposits of $250,000 or more of $357,468 and $386,484 at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2017	$1,377,017
2018	281,230
2019	116,388
2020	115,143
2021 and thereafter	83,972

TOTAL	$1,973,750

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2016 are summarized as follows:

Amount
( In thousands)
3 months or less	$517,344
Over 3 through 6 months	203,173
Over 6 through 12 months	231,304
Over 12 months	328,924

TOTAL	$1,280,745

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2016			2015			2014
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$2,921,628	$0	0.00%	$2,591,501	$0	0.00%	$2,349,729	$0	0.00%
NOW and money market deposits	4,364,102	14,151	0.32%	3,996,323	12,617	0.32%	3,382,418	10,093	0.30%
Savings deposits	733,233	994	0.14%	703,150	955	0.14%	667,307	875	0.13%
Time deposits	1,840,790	13,980	0.76%	1,902,503	14,451	0.76%	2,091,087	16,493	0.79%

TOTAL	$9,859,753	$29,125	0.30%	$9,193,477	$28,023	0.30%	$8,490,541	$27,461	0.32%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2016 decreased $56.70 million or 3.94% during the year of 2016. Bank of Georgetown added $168.68 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2015, short-term borrowings decreased $213.48 million or 50.46% due to decreases of $110 million and $103.48 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively. Long-term borrowings increased $156.78 million or 15.44% since year-end 2015 as long-term FHLB advances increased $156.83 million. Bank of Georgetown added $67.66 million in long-term borrowings, including purchase accounting amounts.

The table below summarizes the changes by borrowing category since year-end 2015:

	December 31		Amount Change	Percentage Change
	2016	2015
(Dollars in thousands)
Federal funds purchased	$22,235	$22,230	$5	0.02%
Short-term securities sold under agreements to repurchase	187,316	290,798	(103,482)	(35.59%)
Long-term securities sold under agreements to repurchase	50,000	50,863	(863)	(1.70%)
Short-term FHLB advances	0	110,000	(110,000)	(100.00%)
Long-term FHLB advances	897,707	740,880	156,827	21.17%
Issuances of trust preferred capital securities	224,319	223,506	813	0.36%

Total borrowings	$1,381,577	$1,438,277	$(56,700)	(3.94%)

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2016 increased $9.09 million or 10.75% from year-end 2015. In particular, the pension liability increased $3.15 million, dividends payable increased $2.35 million, deferred compensation increased $2.22 million, and incentives payables increased $1.10 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $1.52 million in derivative liabilities.

Shareholders’ Equity

Shareholders’ equity at December 31, 2016 increased $523.11 million or 30.54% from December 31, 2015 mainly as a result of the Bank of Georgetown acquisition. The Bank of Georgetown transaction added approximately $264.51 million as 6,527,746 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $253.80 million. In addition, a common stock offering in the fourth quarter of 2016 added approximately $199.92 million as 4,330,000 shares were issued from United’s authorized but unissued shares. Earnings net of dividends for the year of 2016 were $48.39 million.

Accumulated other comprehensive income decreased $6.51 million or 17.02%. United’s available for sale investment portfolio, net of deferred income taxes, decreased $8.23 million. The after-tax pension accounting adjustment at year-end 2016 resulted in a decline of $1.84 million. Partially offsetting these decreases to accumulated other comprehensive income was the after-tax accretion of pension costs of $3.11 million for the year of 2016.

EARNINGS SUMMARY

Net income for the year 2016 was $147.08 million or $1.99 per diluted share compared to $137.96 million or $1.98 per diluted share for the year of 2015. United’s return on average assets for the year of 2016 was 1.10% and return on average shareholders’ equity was 7.67% as compared to 1.12% and 8.10% for the year of 2015. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.90% and 7.96%, respectively, for the first nine months of 2016. As previously mentioned, United completed its acquisition of Bank of Georgetown after the close of business on June 3, 2016. The financial results of Bank of Georgetown are included in United’s results from the acquisition date. As a result, the year of 2016 was impacted by increased levels of average balances, income, and expense as compared to the year of 2015 due to the acquisition. In addition, the year of 2016 included $6.13 million of merger and acquisition expenses related to the Bank of Georgetown acquisition and the planned merger with Cardinal Financial Corporation.

Net interest income for the year of 2016 was $425.33 million, an increase of $41.21 million or 10.73% from the prior year. The increase in net interest income occurred because total interest income increased $46.71 million while total interest expense only increased $5.50 million from the year of 2015.

The provision for credit losses was $24.51 million for the year 2016 as compared to $22.57 million for the year of 2015. Noninterest income was $70.03 million for the year of 2016, down $3.59 million or 4.88% when compared to the year of 2015 due mainly to the effect of Durbin Amendment. Noninterest expense was $248.20 million, an increase of $16.51 million or 7.13% for the year of 2016 when compared to 2015. The increase was primarily due to increased general operating and merger-related expenses from the Bank of Georgetown acquisition.

Income tax expense for the year of 2016 was $75.58 million as compared to $65.53 million for the year of 2015. United’s effective tax rate was approximately 33.9% and 32.2% for years ended December 31, 2016 and 2015, respectively, as compared to 33.35% for 2014.

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

Net interest income for the year of 2016 was $425.33 million, which was an increase of $41.21 million or 10.73% from the year of 2015. The $41.21 million increase in net interest income occurred because total interest income increased $46.71 million while total interest expense only increased $5.50 million from the year of 2015.

Generally, interest income for the year of 2016 increased from prior year because of the earning assets added from the Bank of Georgetown acquisition. In addition, loan accretion on acquired loans for the year of 2016 increased from the same time period last year. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2016 was $431.45 million, an increase of $40.84 million or 10.46% from the year of 2015. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Bank of Georgetown acquisition. Average earning assets increased $1.01 billion or 9.25% from the year of 2015 as average net loans increased $866.95 million or 9.58% for the year of 2016. Average investment securities increased $59.23 million or 4.70%. In addition, the average yield on earning assets increased 6 basis points from the year of 2015 due to additional loan accretion of $10.07 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the year of 2016 was an increase of 3 basis points in the average cost of funds as compared to the year of 2015 due to higher market interest rates. The net interest margin of 3.62% for the year of 2016 was an increase of 4 basis points from the net interest margin of 3.58% for the year of 2015.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2016, 2015 and 2014.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2016	2015	2014
Loan Accretion	$20,845	$10,780	$10,261
Certificates of deposit	111	1,698	4,310
Long-term borrowings	210	611	143

Total	$21,166	$13,089	$14,714

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2016, 2015 and 2014.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2016	2015	2014
Net interest income (GAAP)	$425,331	$384,124	$375,708
Tax-equivalent adjustment (non-GAAP) (1)	6,121	6,486	6,316

Tax-equivalent net interest income (non-GAAP)	$431,452	$390,610	$382,024

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2016, 2015 and 2014 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$682,988	$3,495	0.51%	$600,218	$1,645	0.27%	$381,053	$954	0.25%
Investment Securities:
Taxable	1,173,829	32,357	2.76%	1,140,852	30,744	2.69%	1,158,869	30,426	2.63%
Tax-exempt	145,763	5,771	3.96%	119,514	5,427	4.54%	117,646	5,385	4.58%

Total Securities	1,319,592	38,128	2.89%	1,260,366	36,171	2.87%	1,276,515	35,811	2.81%
Loans, net of unearned Income (2)	9,991,696	434,839	4.35%	9,126,387	392,300	4.30%	8,720,186	388,093	4.45%
Allowance for loan losses	(73,813)			(75,451)			(74,957)

Net loans	9,917,883		4.38%	9,050,936		4.33%	8,645,229		4.49%

Total earning assets	11,920,463	$476,462	4.00%	10,911,520	$430,116	3.94%	10,302,797	$424,858	4.12%

Other assets	1,456,340			1,353,595			1,349,979

TOTAL ASSETS	$13,376,803			$12,265,115			$11,652,776

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$6,938,125	$29,125	0.42%	$6,601,976	$28,023	0.42%	$6,140,812	$27,461	0.45%
Short-term borrowings	409,939	1,584	0.39%	323,279	834	0.26%	509,724	1,134	0.22%
Long- term borrowings	1,118,673	14,301	1.28%	985,458	10,649	1.08%	1,005,554	14,239	1.42%

Total Interest-Bearing Funds	8,466,737	45,010	0.53%	7,910,713	39,506	0.50%	7,656,090	42,834	0.56%

Noninterest-bearing deposits	2,921,628			2,591,501			2,349,729
Accrued expenses and other liabilities	69,551			60,411			49,193

TOTAL LIABILITIES	11,457,916			10,562,625			10,055,012
SHAREHOLDERS’ EQUITY	1,918,887			1,702,490			1,597,764

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,376,803			$12,265,115			$11,652,776

NET INTEREST INCOME		$431,452			$390,610			$382,024

INTEREST SPREAD			3.47%			3.44%			3.56%

NET INTEREST MARGIN			3.62%			3.58%			3.71%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2016 Compared to 2015				2015 Compared to 2014
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$223	$1,441	$186	$1,850	$548	$76	$67	$691
Investment securities:
Taxable	887	799	(73)	1,613	(474)	695	97	318
Tax-exempt (1)	1,192	(693)	(155)	344	86	(47)	3	42

Loans (1),(2)	37,539	4,525	475	42,539	18,216	(13,832)	(177)	4,207

TOTAL INTEREST INCOME	39,841	6,072	433	46,346	18,376	(13,108)	(10)	5,258

Interest expense:
Interest-bearing deposits	$1,412	$0	$(310)	$1,102	$2,075	$(1,842)	$329	$562
Short-term borrowings	225	420	105	750	(410)	204	(94)	(300)
Long-term borrowings	1,439	1,971	242	3,652	(285)	(3,419)	114	(3,590)

TOTAL INTEREST EXPENSE	3,076	2,391	37	5,504	1,380	(5,057)	349	(3,328)

NET INTEREST INCOME	$36,765	$3,681	$396	$40,842	$16,996	$(8,051)	$(359)	$8,586

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2016, nonperforming loans were $113.26 million or 1.10% of loans, net of unearned income compared to nonperforming loans of $126.71 million or 1.35% of loans, net of unearned income at December 31, 2015. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $8.59 million at December 31, 2016 which was a decline of $3.04 million or 26.16% from $11.63 million at year-end 2015. This decrease was due to the return to performing status for several relationships. At December 31, 2016, nonaccrual loans were $83.53 million, a decrease of $7.66 million or 8.40% from $91.19 million at year-end 2015. This decrease was due to nonaccrual loans either transferred to OREO or charged-off. Restructured loans were $21.15 million at December 31, 2016 which was a decrease of $2.74 million or 11.46% from $23.89 million of restructured loans at year-end 2015. Nine loans totaling $5.39 million were restructured during the year of 2016, one loan for $1.07 million was removed from restructured status due to a satisfactory payment history and loan terms which reflected a market rate of interest, and two loans within one relationship for $2.99 million were repaid. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $144.77 million, including OREO of $31.51 million at December 31, 2016, represented 1.00% of total assets.

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

	December 31
	2016	2015	2014	2013	2012
	(In thousands)
Nonaccrual loans	$83,525	$91,189	$75,051	$61,928	$71,559
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest	8,586	11,628	11,675	11,044	18,068
Restructured loans (1)	21,152	23,890	22,234	8,157	3,175

Total nonperforming loans	113,263	126,707	108,960	81,129	92,802

Other real estate owned	31,510	32,228	38,778	38,182	49,484

TOTAL NONPERFORMING ASSETS	$144,773	$158,935	$147,738	$119,311	$142,286

(1)	Restructured loans with an aggregate balance of $11.11 million, $11.95 million, and $4.19 million at December 31, 2016, 2015 and 2014, respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2016, impaired loans were $308.44 million, which was an increase of $53.27 million or 20.87% from the $255.18 million in impaired loans at December 31, 2015. The increase was due mainly to the Bank of Georgetown acquisition. For further details on impaired loans, see Note E, Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2016, the allowance for credit losses was $73.82 million as compared to $76.66 million at December 31, 2015.

At December 31, 2016, the allowance for loan losses was $72.77 million as compared to $75.73 million at December 31, 2015. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.70% at December 31, 2016 and 0.81% at December 31, 2015. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans. The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Allowance for Loan Losses (GAAP)	$72,771	$75,726
Loans, net of unearned income (GAAP)	10,341,137	9,384,080
Less: Acquired Loans (non-GAAP)	(2,275,601)	(1,791,023)

Non-Acquired Loans, net of unearned income (non-GAAP)	$8,065,536	$7,593,057

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	0.90%	1.00%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 64.25% and 59.76% at December 31, 2016 and December 31, 2015, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of changes within historical loss rates.

For the years ended December 31, 2016 and 2015, the provision for loan losses was $24.51 million and $22.57 million, respectively. Net charge-offs were $27.46 million for the year of 2016 as compared to net charge-offs of $22.38 million for the year of 2015. These higher amounts of provision expense and net charge-offs for 2016 compared to 2015 were due to the charge-off of a $6.6 million relationship in the second quarter of 2016. Annualized net charge-offs as a percentage of average loans were 0.28% for the year of 2016. The reserve for lending-related commitments at December 31, 2016 was $1.04 million, an increase of $108 thousand or 11.54% from December 31, 2015. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$75,726	$75,529	$74,198	$73,901	$73,874

Loans charged off:
Commercial, financial & agricultural	26,130	15,917	10,117	14,207	7,028
Residential real estate	4,597	6,411	5,027	4,111	8,882
Construction & land development	2,659	862	7,476	896	3,099
Consumer	2,794	2,309	2,621	1,792	1,546

TOTAL CHARGE-OFFS	36,180	25,499	25,241	21,006	20,555
Recoveries:
Commercial, financial & agricultural	7,198	1,617	2.934	847	1,544
Residential real estate	639	495	573	698	821
Construction & land development	433	511	685	73	54
Consumer	446	499	443	418	301

TOTAL RECOVERIES	8,716	3,122	4,635	2,036	2,720

NET LOANS CHARGED OFF	27,464	22,377	20,606	18,970	17,835
Provision for loan losses	24,509	22,574	21,937	19,267	17,862

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$72,771	$75,726	$75,529	$74,198	$73,901

Reserve for lending-related commitments	1,044	936	1,518	2,143	1,656

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$73,815	$76,662	$77,047	$76,341	$75,557

Loans outstanding at the end of period (gross) (1)	$10,356,719	$9,398,952	$9,119,492	$6,713,599	$6,517,780

Average loans outstanding during period (net of unearned income) (1)	$9,983,828	$9,117,844	$8,715,370	$6,537,360	$6,314,146

Net charge-offs as a percentage of average loans outstanding	0.28%	0.25%	0.24%	0.29%	0.28%

Allowance for loan losses, as a percentage of nonperforming loans	64.25%	59.76%	69.32%	91.46%	79.63%

(1)	Excludes loans held for sale.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2016	2015	2014	2013	2012
	(In thousands)
Commercial, financial & agricultural	$45,243	$40,274	$39,139	$35,562	$37,264

Residential real estate	13,770	15,148	13,835	16,694	14,895

Construction & land development	10,606	18,205	19,402	18,953	18,858
Consumer	2,805	1,995	3,083	2,945	2,620
Allowance for estimated imprecision	347	104	70	44	264

Allowance for loan losses	$72,771	$75,726	$75,529	$74,198	$73,901

Reserve for lending-related commitments	1,044	936	1,518	2,143	1,656

Allowance for credit losses	$73,815	$76,662	$77,047	$76,341	$75,557

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2016	2015	2014	2013	2012
Commercial, financial & agricultural	58.88%	57.82%	58.80%	58.33%	59.07%
Residential real estate	23.24%	24.18%	24.86%	27.17%	28.23%
Construction & land development	12.14%	13.57%	12.45%	10.00%	8.46%
Consumer	5.74%	4.43%	3.89%	4.50%	4.24%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s formal company-wide review of the allowance for loan losses at December 31, 2016 produced increased allocations in one of the four loan categories. The commercial, financial & agricultural loan pool allocation increased $4.97 million primarily driven by recognition of increased risk of loss for the Company’s $58.41 million exposure, net of impaired loans, to the coal, oil and gas industry which accounts for 2.42% of the total pool and for which 8.17% of the outstanding balance has been allocated. The consumer loan pool allocation increased $810 thousand due to an increase in overall portfolio. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $7.60 million due to a decrease in specific allocations as well as historical loss rates applied to the portfolio. The residential real estate loan pool allocation decreased $1.38 million due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2015 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $23.42 million at December 31, 2016 and $27.79 million at December 31, 2015. In comparison to the prior year-end, this element of the allowance decreased by $4.37 million primarily due to decreased specific allocations for other commercial loans as a result of charge-offs recognized on previously impaired loans.

Management believes that the allowance for credit losses of $73.82 million at December 31, 2016 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income for the year of 2016 was $70.03 million, which was a decrease of $3.59 million from the year of 2015 due mainly to the impact of the Durbin Amendment being effective for United on July 1, 2015. As previously mentioned, the Durbin Amendment, passed as part of the Dodd-Frank financial reform legislation, limits fees for debit card processing paid by merchants to banking companies with assets in excess of $10 billion.

Fees from deposit services were $32.86 million for the year of 2016, a decrease of $5.10 million or 13.45% from the year of 2015. This decrease was due to the impact of the Durbin Amendment. Specifically, fees from debit card transactions declined $2.90 million for the year of 2016 as compared to the same time period last year. In addition, income from overdraft fees declined $1.57 million for the year of 2016.

Mortgage banking income for the year of 2016 increased $943 thousand or 37.61% due to increased production and sales of mortgage loans in the secondary market. Mortgage loan sales were $156.57 million in the year of 2016 as compared to $143.84 million in the year of 2015.

Fees from bankcard transactions increased $429 thousand or 8.96% as compared to the year of 2015 due to a higher volume of transactions.

Income from bank owned life insurance policies increased $237 thousand or 4.26% in 2016 as compared to 2015 due to death benefits recorded in the third quarter of 2016.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2016 was $248.20 million, an increase of $16.51 million or 7.13% from the year of 2015. Generally, the increase was primarily due to increased general operating and merger-related expenses as a result of the Bank of Georgetown acquisition.

Employee compensation for the year of 2016 increased $5.16 million or 5.85% from the year of 2015. Included in employee compensation for the year of 2016 were merger severance charges of $670 thousand. Otherwise, base salaries increased $2.52 million or 2.94% due mainly to merit increases. Also, expense for employee incentives increased $1.76 million.

Employee benefits expense increased $1.88 million or 6.94% due mainly to an increase of $1.09 million in health insurance costs due to higher premiums. Pension expense increased $308 thousand. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $743 thousand and decrease by approximately $685 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.95 million and increase by approximately $2.35 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.12 million and increase by approximately $1.12 million, respectively.

Net occupancy expense increased $3.23 million or 13.28% for the year of 2016 as compared to the year of 2015 as building rental expense increased $2.13 million due to charges of $1.58 million for the termination of leases for closed offices in the Bank of Georgetown acquisition and higher lease costs.

Other real estate owned (OREO) expense increased $2.23 million or 61.75% for the year of 2016 as compared to the year of 2015 due to decreases in the fair value on OREO properties.

Equipment expense decreased $412 thousand or 4.56% due to a decline in depreciation expense.

Data processing expense increased $413 thousand due mainly to the Bank of Georgetown acquisition.

Other expenses increased $3.59 million or 6.56% for the year of 2016 as compared to the year of 2015. Included in other expense were merger-related expenses of $2.55 million.

Income Taxes

For the year ended December 31, 2016, income taxes were $75.58 million, compared to $65.53 million for 2015. United’s effective tax rate was approximately 33.9% and 32.2% for years ended December 31, 2016 and 2015, respectively, as compared to 33.4% for 2014. The lower effective tax rate in 2015 was due to the release of the income tax reserves in the third quarter due to the expiration of the statute of limitations for examinations of certain years and historical tax credits recognized in the first quarter. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2016 was $34.71 million or $0.50 per diluted share as compared to net income of $34.63 million or $0.50 per diluted share for the first quarter of 2015. Net interest income for the first three months of 2016 was $98.28 million, which was an increase of $3.54 million or 3.73% from the first quarter of 2015. Tax-equivalent net interest income of $99.78 million for the first quarter of 2016 was an increase of $3.46 million or 3.59% from the first quarter of 2015. This increase was due mainly to higher average earning assets. For the quarters ended March 31, 2016 and 2015, the provision for loan losses was $4.04 million and $5.35 million, respectively. Noninterest income for the first quarter of 2016 was $16.39 million, which was a decrease of $1.80 million or 9.89% from the first quarter of 2015. This decrease was mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. Noninterest expense for the first quarter of 2016 was $58.06 million which was relatively flat from the first quarter of 2015, increasing $401 thousand or less than 1%. Included in noninterest expense for the first quarter of 2015 was a charge of $1.26 million related to historical tax credits. For the first quarter of 2016, income tax expense was $17.88 million as compared to $15.30 million for the first quarter of 2015, an increase of $2.58 million or 16.83%. The increase was primarily due to historical tax credits recognized in the first quarter of 2015.

Net income for the second quarter of 2016 was $31.79 million or $0.44 per diluted share, as compared to net income of $34.81 million or $0.50 per diluted share for the second quarter of 2015. Net interest income for the second quarter of 2016 was $102.73 million, which was an increase of $6.82 million or 7.11% from the second quarter of 2015. Tax-equivalent net interest income for the second quarter of 2016 was $104.24 million, an increase of $6.74 million or 6.91% from the second quarter of 2015 due mainly to an increase in average earning assets from the Bank of Georgetown acquisition. The provision for credit losses was $7.67 million for the second quarter of 2016, as compared to $5.72 million for the second quarter of 2015, respectively. For the second quarter of 2016, noninterest income was $17.97 million, which was a decrease of $1.53 million or 7.85% from the second quarter of 2015. These decreases from 2015 were mainly due to lower fees from deposit services as a result of the Durbin Amendment being effective for United on July 1, 2015. For the second quarter of 2016, noninterest expense increased $7.13 million or 12.34% from the second quarter of 2015. These increases from 2015 were due mainly to the Bank of Georgetown merger-related expenses. Income taxes for the second quarter of 2016 were $16.38 million as compared to $17.15 million for the second quarter of 2015 due to lower earnings.

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

Net income for the fourth quarter of 2016 was $39.11 million or $0.51 per diluted share, as compared to net income of $33.48 million or $0.48 per diluted share for the fourth quarter of 2015. Tax-equivalent net interest income for the fourth quarter of 2016 was $114.81 million, an increase of $15.98 million or 16.17% from the fourth quarter of 2015 due mainly to an increase in average earning assets from the Bank of Georgetown acquisition. For the quarters ended December 31, 2016 and 2015, the provision for loan losses was $5.82 million and $6.32 million. Noninterest income for the fourth quarter of 2016 was $16.65 million, which was a decrease of $1.47 million or 8.13% from the fourth quarter of 2015. Income from bank-owned insurance policies decreased $911 million due to death benefits recorded during the fourth quarter of 2015. In addition, fees from deposit services decreased $507 thousand mainly due to lower income from overdraft fees. Noninterest expense for the fourth quarter of 2016 was $62.51 million, an increase of $3.89 million or 6.64% from the fourth quarter of 2015 due mainly to the Bank of Georgetown acquisition as most major categories of noninterest expense showed increases. In particular, net occupancy expenses increased $1.01 million and data processing increased $601 thousand. In addition, employee benefits increased $580 thousand due mainly to higher pension costs and other real estate owned (OREO) expense also increased $580 thousand from the fourth quarter of 2015 due to increased losses on sales of OREO properties. For the fourth quarter of 2016, income tax expense was $22.47 million, an increase of $5.61 million from the fourth quarter of 2015 mainly due to higher earnings.

Additional quarterly financial data for 2016 and 2015 may be found in Note W, Notes to Consolidated Financial Statements.

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

United’s business and earnings are also affected by general and local economic conditions. In 2014, certain credit markets experienced difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2016:

		Total Payments Due by Period
(In thousands)		One Year	One to	Three to Five	Over Five
	Total	or Less	Three Years	Years	Years
Deposits without a stated maturity (1)	$8,823,117	$8,823,117	$0	$0	$0
Time deposits (2) (3)	1,994,614	1,386,518	406,001	200,063	2,032
Short-term borrowings (2)	209,554	209,554	0	0	0
Long-term borrowings (2) (3)	1,314,328	838,236	113,109	21,554	341,429
Operating leases	62,936	12,661	21,409	13,486	15,380

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2016. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2016, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.44 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2016 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2016:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$477,217

Credit card and personal revolving lines	156,430

Commercial	2,189,749

Total unused commitments	$2,823,396

Financial standby letters of credit	$60,421

Performance standby letters of credit	61,163

Commercial letters of credit	9

Total letters of credit	$121,593

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

Cash flows provided by operations in 2016 were $166.73 million due mainly to net income of $147.08 million for the year of 2016. In 2015, cash flows provided by operations were $173.88 million due mainly to net income of $137.96 million. In 2016, net cash of $30.96 million was provided by investing activities which was primarily due to net cash acquired in the Bank of Georgetown acquisition of $29.33 million. In 2015, net cash of $185.30 million was used in investing activities which was primarily due to loan growth of $296.88 million partially offset by net proceeds of $106.07 million from sales over purchases of investment securities. During the year of 2016, net cash of $379.51 million was provided by financing activities due primarily to growth in deposits of $483.77 million and cash proceeds of $199.92 million from the issuance of common stock in a public offering. Partially offsetting this increase was the net repayment of $294.50 million in short-term borrowings and the payment of cash dividends in the amount of $96.35 million for the year of 2016. During the year of 2015, net cash of $115.69 million was provided by financing activities due primarily to growth in deposits of $297.74 million. Partially offsetting this increase were net repayments of $89.46 million for long-term FHLB borrowings and the payment of cash dividends in the amount of $88.86 million for the year of 2015. The net effect of the cash flow activities was an increase in cash and cash equivalents of $577.19 million for the year of 2016 as compared to an increase in cash and cash equivalents of $104.27 million for the year of 2015. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. On January 1, 2015, the new Basel III Capital Rules became effective for United and its banking subsidiaries. United continues to be well-capitalized based upon these new regulatory guidelines. United’s risk-based capital ratio is 14.86% at December 31, 2016 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.18%, 14.20% and 12.15%, respectively. The new regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%. See Note T, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $2.24 billion at December 31, 2016, increasing $523.11 million or 30.54% from December 31, 2015 primarily due to the Bank of Georgetown merger, the issuance of common stock related to the public offering and the retention of earnings. United’s equity to assets ratio was 15.41% at December 31, 2016 as compared to 13.62% at December 31, 2015. The primary capital ratio, capital and reserves to total assets and reserves, was 15.84% at December 31, 2016 as compared to 14.14% at December 31, 2015. United’s average equity to average asset ratio was 14.34% and 13.88% for the years ended December 31, 2016 and 2015, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2016, United’s Board of Directors declared a cash dividend of $0.33 per share. Dividends per share of $1.32 for the year of 2016 represented an increase over the $1.29 per share paid for 2015. Total cash dividends declared to common shareholders were approximately $98.70 million for the year of 2016 as compared to $89.67 million for the year of 2015. The year 2016 was the forty-third consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2016	2015	2014
Return on average assets	1.10%	1.12%	1.11%
Return on average equity	7.67%	8.10%	8.13%
Dividend payout ratio	67.10%	65.00%	68.15%
Average equity to average assets ratio	14.34%	13.88%	13.71%

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

Other assets decreased $24.01 million or 5.97% from year-end 2014. Income tax receivable decreased $20.15 million as a result of timing differences, OREO decreased $6.55 million due to write-downs to fair value, and core deposit intangibles decreased $3.42 million due to amortization. Partially offsetting these decreases in other assets is a $3.51 million increase in the cash surrender value of bank-owned life insurance policies, a $2.35 million increase in deferred tax assets and a $1.64 million increase in dealer reserve.

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

The increase in interest-bearing deposits was due mainly to interest-bearing money market accounts (MMDAs) increasing $302.90 million or 14.67% and regular savings accounts increasing $32.31 million or 4.90%. The $302.90 million increase in interest-bearing MMDAs was due to a $342.18 million increase in commercial MMDAs. Personal MMDAs and public funds MMDAs, on the other hand, decreased $33.83 million and $5.45 million, respectively. Regular savings accounts increased $32.31 million mainly due to a $29.77 million increase in personal savings accounts. Time deposits over $100,000 increased $25.08 million or 2.32%. The $25.08 million increase in time deposits over $100,000 is due to an increase of $103.24 million in public funds certificates of deposits (CDs) while fixed rate CDs over $100,000 decreased $70.84 million. Partially offsetting these increases in interest-bearing deposits were decreases in interest-bearing checking deposits of $11.83 million or less than 1% and time deposits under $100,000 of $160.75 million or 16.83%. The $11.83 million decrease in interest-bearing checking deposits is the result of a decrease of $73.43 million in personal interest-bearing checking accounts while interest-bearing public funds’ checking accounts increased $68.47 million. The $160.75 million decrease in time deposits under $100,000 is the result of a $157.02 million decrease in fixed rate CDs.

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

Provision for Loan Losses

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

Other Income

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

Employee benefits expense increased $6.63 million or 32.40% due mainly to an increase of $5.66 million in pension expense due to a change in the discount rate used in the valuation process. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $832 thousand and decrease by approximately $757 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.32 million and increase by approximately $2.78 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.24 million and increase by approximately $1.24 million, respectively.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2016 and 2015:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2016	December 31, 2015
+200	(2.05%)	(1.18%)
+100	(1.05%)	(0.85%)
-100	1.87%	2.62%
-200	—-	—-

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 1.05% over one year as of December 31, 2016, as compared to a decrease of 0.85% as of December 31, 2015. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.05% over one year as of December 31, 2016, as compared to an decrease of 1.18% as of December 31, 2015. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.87% over one year as of December 31, 2016, as compared to an increase of 2.62% over one year as of December 31, 2015. With the federal funds rate at 0.75% at December 31, 2016 and 0.50% at December 31, 2015, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the year one analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.55% in year two as of December 31, 2016. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.76% in year two as of December 31, 2016. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.22% in year two as of December 31, 2016.

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

At December 31, 2016, United’s mortgage related securities portfolio had an amortized cost of $897 million, of which approximately $499 million or 56% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.2 years and a weighted average yield of 2.61%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.9%, or less than the price decline of a 5 year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $245 million in balloon and other securities with a projected yield of 1.96% and a projected average life of 3.5 years on December 31, 2016. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.6 years and a weighted average maturity (WAM) of 3.8 years.

United had approximately $53 million in 15-year mortgage backed securities with a projected yield of 2.28% and a projected average life of 3.9 years as of December 31, 2016. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.4 years and a weighted average maturity (WAM) of 10.3 years.

United had approximately $36 million in 20-year mortgage backed securities with a projected yield of 2.91% and a projected average life of 5.4 years on December 31, 2016. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4.8 years and a weighted average maturity (WAM) of 14.9 years.

United had approximately $42 million in 30-year mortgage backed securities with a projected yield of 2.38% and a projected average life of 4.9 years on December 31, 2016. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.9 years and a weighted average maturity (WAM) of 24.1 years.

The remaining 2% of the mortgage related securities portfolio at December 31, 2016, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

March 1, 2017

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc. and subsidiaries

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). United Bankshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Bankshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 1, 2017

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the

Shareholders of United Bankshares, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Bankshares, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Bankshares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 1, 2017

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2016	December 31 2015
Assets
Cash and due from banks	$175,468	$136,690
Interest-bearing deposits with other banks	1,258,334	719,923
Federal funds sold	725	722

Total cash and cash equivalents	1,434,527	857,335
Securities available for sale at estimated fair value (amortized cost-$1,277,639 at December 31, 2016 and $1,072,340 at December 31, 2015)	1,259,214	1,066,334
Securities held to maturity (estimated fair value-$31,178 at December 31, 2016 and $36,319 at December 31, 2015)	33,258	39,099
Other investment securities	111,166	98,749
Loans held for sale	8,445	10,681
Loans	10,356,719	9,398,952
Less: Unearned income	(15,582)	(14,872)

Loans net of unearned income	10,341,137	9,384,080
Less: Allowance for loan losses	(72,771)	(75,726)

Net loans	10,268,366	9,308,354
Bank premises and equipment	75,909	73,089
Goodwill	863,767	710,252
Accrued interest receivable	39,400	35,801
Other assets	414,840	378,250

TOTAL ASSETS	$14,508,892	$12,577,944

Liabilities
Deposits:
Noninterest-bearing	$3,171,841	$2,699,958
Interest-bearing	7,625,026	6,641,569

Total deposits	10,796,867	9,341,527
Borrowings:
Federal funds purchased	22,235	22,230
Securities sold under agreements to repurchase	237,316	341,661
Federal Home Loan Bank (FHLB) borrowings	897,707	850,880
Other long-term borrowings	224,319	223,506
Reserve for lending-related commitments	1,044	936
Accrued expenses and other liabilities	93,657	84,569

TOTAL LIABILITIES	12,273,145	10,865,309

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued- 81,068,252 and 69,626,932 at December 31, 2016 and 2015, respectively, including 28,278 and 23,835 shares in treasury at December 31, 2016 and 2015, respectively	202,671	174,067
Surplus	1,205,778	752,997
Retained earnings	872,990	824,603
Accumulated other comprehensive loss	(44,717)	(38,212)
Treasury stock, at cost	(975)	(820)

TOTAL SHAREHOLDERS’ EQUITY	2,235,747	1,712,635

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,508,892	$12,577,944

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2016	2015	2014
Interest income
Interest and fees on loans	$430,738	$387,713	$383,662
Interest on federal funds sold and other short-term investments	3,495	1,645	954
Interest and dividends on securities:
Taxable	32,357	30,744	30,426
Tax-exempt	3,751	3,528	3,500

Total interest income	470,341	423,630	418,542
Interest expense
Interest on deposits	29,125	28,023	27,461
Interest on short-term borrowings	1,584	834	1,134
Interest on long-term borrowings	14,301	10,649	14,239

Total interest expense	45,010	39,506	42,834

Net interest income	425,331	384,124	375,708
Provision for loan losses	24,509	22,574	21,937

Net interest income after provision for loan losses	400,822	361,550	353,771
Other income
Fees from trust and brokerage services	19,037	19,085	18,141
Fees from deposit services	32,858	37,962	42,372
Bankcard fees and merchant discounts	5,215	4,786	4,207
Other service charges, commissions, and fees	2,059	2,141	2,049
Income from bank-owned life insurance	5,794	5,557	5,300
Income from mortgage banking	3,450	2,507	1,876
Net gain on sale of bank premises	0	0	8,976
Other income	1,339	1,433	1,153

Total other-than-temporary impairment losses	339	(113)	1,935
Portion of loss recognized in other comprehensive income	(372)	66	(8,413)

Net other-than-temporary impairment losses	(33)	(47)	(6,478)
Net gains on sales/calls of investment securities	313	202	3,366

Net investment securities gains (losses)	280	155	(3,112)

Total other income	70,032	73,626	80,962
Other expense
Employee compensation	93,281	88,123	90,823
Employee benefits	28,965	27,086	20,457
Net occupancy expense	27,529	24,301	25,796
Other real estate owned (OREO) expense	5,844	3,613	7,740
Equipment expense	8,622	9,034	9,565
Data processing expense	15,280	14,867	14,455
Bankcard processing expense	1,742	1,505	1,391
FDIC insurance expense	8,548	8,367	7,565
Prepayment penalty on FHLB advance	0	0	1,971
Other expense	58,385	54,791	60,084

Total other expense	248,196	231,687	239,847

Income before income taxes	222,658	203,489	194,886
Income taxes	75,575	65,530	64,998

Net income	$147,083	$137,959	$129,888

Earnings per common share:
Basic	$2.00	$1.99	$1.93

Diluted	$1.99	$1.98	$1.92

Dividends per common share	$1.32	$1.29	$1.28

Average outstanding shares:
Basic	73,531,992	69,334,849	67,404,254
Diluted	73,893,127	69,625,531	67,648,673

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2016	2015	2014
Net income	$147,083	$137,959	$129,888

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	(7,782)	(4,068)	24,788
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	6	5	5
Change in defined benefit pension plan, net of tax	1,271	1,615	(17,510)

Comprehensive income, net of tax	$140,578	$135,511	$137,171

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Shareholders’ Equity

Balance at January 1, 2014	50,867,630	$127,169	$237,674	$734,945	$(43,047)	($15,009)	$1,041,732
Net income	0	0	0	129,888	0	0	129,888
Other comprehensive income, net of tax	0	0	0	0	7,283	0	7,283

Total comprehensive income, net of tax							137,171
Stock based compensation expense	0	0	2,195	0	0	0	2,195
Acquisition of Virginia Commerce Bancorp, Inc. (18,330,347 shares)	18,330,347	45,826	506,436	0	0	0	552,262
Purchase of treasury stock (749 shares)	0	0	0	0	0	(25)	(25)
Distribution of treasury stock for deferred compensation plan (3,640 shares)	0	0	0	0	0	81	81
Cash dividends ($1.28 per share)	0	0	0	(88,522)	0	0	(88,522)
Grant of restricted stock (66,949 shares)	0	0	(2,305)	0	0	2,305	0
Forfeiture of restricted stock (3,528 shares)	0	0	122	0	0	(122)	0
Common stock options exercised (468,933 shares)	116,430	291	(1,162)	0	0	12,137	11,266

Balance at December 31, 2014	69,314,407	173,286	742,960	776,311	(35,764)	(633)	1,656,160
Net income	0	0	0	137,959	0	0	137,959
Other comprehensive income, net of tax	0	0	0	0	(2,448)	0	(2,448)

Total comprehensive income, net of tax							135,511
Stock based compensation expense	0	0	2,484	0	0	0	2,484
Purchase of treasury stock (17 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (24 shares)	0	0	0	0	0	1	1
Cash dividends ($1.29 per share)	0	0	0	(89,667)	0	0	(89,667)
Grant of restricted stock (53,071 shares)	53,071	132	(132)	0	0	0	0
Forfeiture of restricted stock (5,294 shares)	0	0	187	0	0	(187)	0
Common stock options exercised (259,454 shares)	259,454	649	7,498	0	0	0	8,147

Balance at December 31, 2015	69,626,932	174,067	752,997	824,603	(38,212)	(820)	1,712,635
Net income	0	0	0	147,083	0	0	147,083
Other comprehensive income, net of tax	0	0	0	0	(6,505)	0	(6,505)

Total comprehensive income, net of tax							140,578
Stock based compensation expense	0	0	2,817	0	0	0	2,817

Issuance of common stock (4,330,000 shares)	4,330,000	10,825	189,091	0	0	0	199,916
Acquisition of Bank of Georgetown (6,527,746 shares)	6,527,746	16,319	248,176	0	0	0	264,495
Purchase of treasury stock (16 shares)	0	0	0	0	0	(1)	(1)
Issuance of treasury stock (1,500 shares)	0	0	0	0	0	52	52
Distribution of treasury stock for deferred compensation plan (28 shares)	0	0	0	0	0	1	1
Cash dividends ($1.32 per share)	0	0	0	(98,696)	0	0	(98,696)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (5,955 shares)	0	0	207	0	0	(207)	0
Common stock options exercised (519,482 shares)	519,482	1,299	12,651	0	0	0	13,950

Balance at December 31, 2016	81,068,252	$202,671	$1,205,778	$872,990	$(44,717)	$(975)	$2,235,747

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$147,083	$137,959	$129,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,509	22,574	21,937
Depreciation, amortization and accretion	(8,720)	746	1,574
Loss (gain) on sales of bank premises, OREO and equipment	5,196	2,059	(3,195)
(Gain) loss on securities	(280)	(155)	3,112
Loans originated for sale	(154,335)	(145,836)	(96,437)
Proceeds from sales of loans	160,021	146,342	93,869
Gain on sales of loans	(3,450)	(2,507)	(1,876)
Stock-based compensation	2,817	2,484	2,195
Excess tax benefits from stock-based compensation arrangements	(4,008)	(1,023)	(73)
Deferred income tax expense	7,252	1,729	10,097
Increase in cash surrender value of bank-owned life insurance policies	(3,837)	(5,557)	(3,375)
Amortization of net periodic pension costs	5,156	4,380	432
Changes in:
Interest receivable	(755)	(3,467)	1,708
Other assets	(5,855)	15,372	(2,901)
Accrued expenses and other liabilities	(4,068)	(1,222)	(4,387)

NET CASH PROVIDED BY OPERATING ACTIVITIES	166,726	173,878	152,568

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	5,730	1,056	1,518
Purchases of held to maturity securities	0	(1,000)	0
Proceeds from sales of securities available for sale	103,440	7,316	94,249
Proceeds from maturities and calls of securities available for sale	410,550	183,950	440,240
Purchases of securities available for sale	(504,978)	(85,249)	(445,477)
Redemption of bank-owned life insurance policies	630	1,974	8,930
Purchases of bank premises and equipment	(7,271)	(5,263)	(8,876)
Proceeds from sales of bank premises and equipment	554	866	11,430
Acquisition of subsidiaries, net of cash paid	29,330	0	97,296
Proceeds from sales and redemptions of other investment securities	64,411	19,845	52,804
Purchases of other investment securities	(72,052)	(22,181)	(61,275)
Proceeds from sales of OREO properties	17,871	10,270	13,102
Net change in loans	(17,255)	(296,882)	(416,523)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	30,960	(185,298)	(212,582)

FINANCING ACTIVITIES
Cash dividends paid	(96,351)	(88,864)	(82,496)
Excess tax benefits from stock-based compensation arrangements	4,008	1,023	73
Acquisition of treasury stock	(1)	(1)	(2)
Proceeds from exercise of stock options	13,337	7,871	9,878
Proceeds from the issuance of common stock	199,916	0	0
Distribution of treasury stock for deferred compensation plan	1	1	81
Repayment of long-term Federal Home Loan Bank borrowings	(725,673)	(794,455)	(436,734)
Proceeds of long-term Federal Home Loan Bank borrowings	795,000	705,000	790,000
Redemption of issued trust preferred securities	0	0	(28,676)
Changes in:
Time deposits	75,639	(135,674)	262,989
Other deposits	408,127	433,414	140,266
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(294,497)	(12,624)	(258,918)

NET CASH PROVIDED BY FINANCING ACTIVITIES	379,506	115,691	396,461

INCREASE IN CASH AND CASH EQUIVALENTS	577,192	104,271	336,447

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	857,335	753,064	416,617

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,434,527	$857,335	$753,064

Supplemental information
Cash paid for interest	$44,609	$39,835	$42,012
Cash paid for income taxes	61,905	52,319	60,431
Noncash investing activities:
Transfers of loans to OREO	$21,776	$5,857	$20,885

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2016

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

At the close of business on June 3, 2016, United acquired Bank of Georgetown, a privately held community bank headquartered in Washington, D. C. The transaction was accounted for using the acquisition method and their results of operations have been included in the United’s consolidated financial statements as of the acquisition date.

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

The Company has evaluated events and transactions subsequent to December 31, 2016 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $18,471,000, $15,798,000, and $16,697,000 for the years of 2016, 2015 and 2014, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current environmental conditions and risk factors and the estimate period it takes for losses to result in a charge-off. Allocations for loans, other than commercial loans, are developed by applying historical loss experience adjusted for current environmental conditions and risk factors to loan pools grouped by similar risk characteristics. The environmental factors considered for each of the loan portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses. Beginning in 2015, United’s methodology related to the allowance for loan losses was enhanced by estimating the loss emergence period. Management believes that the allowance for credit losses is adequate to provide for probable losses on existing loans and loan-related commitments based on information currently available.

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

Other Real Estate Owned: At December 31, 2016 and 2015, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $31,510,000 and $32,228,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2016 and 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $660,000 and $234,000, respectively.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $3,410,000, $4,111,000, and $4,759,000 for the years of 2016, 2015, and 2014, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $3,944,000, $3,420,000 and $4,021,000 in 2016, 2015, and 2014, respectively, related to all intangible assets.

Goodwill is not amortized, but is tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or as indicators of impairment are identified. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2016, and 2015, total goodwill approximated $863,767,000 and $710,252,000, respectively.

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

Stock-based compensation expense was $2,817,000 in 2016, $2,484,000 in 2015 and $2,195,000 in 2014.

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

Earnings Per Common Share: United calculates earnings per common share in accordance with ASC 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. United has determined that its outstanding non-vested restricted stock awards are participating securities.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2016	2015	2014
Distributed earnings allocated to common stock	$98,510	$89,497	$88,353
Undistributed earnings allocated to common stock	48,317	48,218	41,305

Net earnings allocated to common shareholders	$146,827	$137,715	$129,658

Average common shares outstanding	73,531,992	69,334,849	67,404,254
Dilutive effect of stock compensation	361,135	290,682	244,419

Average diluted shares outstanding	73,893,127	69,625,531	67,648,673

Earnings per basic common share	$2.00	$1.99	$1.93
Earnings per diluted common share	$1.99	$1.98	$1.92

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

Recent Accounting Pronouncements: In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends ASC topic 230 to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows as a result of diversity in practice and in certain circumstances, financial statement restatements. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. ASU 2016-15 is effective for United on January 1, 2018, with early adoption permitted, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will, amongst other things, require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. United adopted ASU 2016-09 on January 1, 2017 utilizing the modified retrospective method. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. The Company plans to apply that change in cash flow classification on a retrospective basis. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. Based on the Company’s current stock valuation and estimated exercise activity associated with stock options, it anticipates an insignificant adjustment to income tax expense. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five step principle-based approach for determining revenue recognition. ASU 2014-09 now will be effective for United on January 1, 2018 with early adoption permitted on January 1, 2017. The Company intends to adopt the amendments of ASU 2014-09 beginning January 1, 2018 through the modified-retrospective transition method with a cumulative effect adjustment to opening retained earnings. The Company’s revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income and gains and losses from securities are not impacted by the standard. Our implementation efforts to date include identification of revenue streams within the scope of the guidance and analyzing those revenue streams to determine the impact of the standard. We are in the process of evaluating revenue contracts for the impact the new recognition methods will have on revenue recognition. Based on this review, ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams related to noninterest income including fees from trust and brokerage services. Although we do not expect this standard to have a material impact on the timing or amount of revenue, we are still assessing the potential impact on the Company’s consolidated financial statements.

NOTE B—MERGERS AND ACQUISITIONS

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

The acquisition of Cardinal will afford United the opportunity to expand its existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of December 31, 2016, Cardinal had $4,210,514,000 in assets with 30 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operates George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland and the District of Columbia; and Cardinal Wealth Services Inc.

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

At consummation, Bank of Georgetown had assets of $1,278,837,000, loans of $999,773,000, and deposits of $971,369,000. The transaction was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the Acquisition Date.

The aggregate purchase price was approximately $264,505,000, including common stock valued at $253,799,000, stock options assumed valued at $10,696,000, and cash paid for fractional shares of $10,000. The number of shares issued in the transaction was 6,527,746, which were valued based on the closing market price of $38.88 for United’s common shares on June 3, 2016. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $152,845,000 and $9,058,000, respectively. The core deposit intangibles are expected to be amortized over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. As a result of the merger, United recorded downward fair value adjustments of $41,745,000 on the loans acquired and $1,550,000 on leasehold improvements, respectively, a premium on interest-bearing deposits acquired of $316,000 and a premium on long-term FHLB advances of $2,659,000. The remaining discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2016, the premium on the interest-bearing deposits and the FHLB advances had an estimated remaining life of 1.08 years and 8.67 years, respectively. United assumed approximately $300,000 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of December 31, 2016. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of December 31, 2016 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

In conjunction with the Bank of Georgetown merger, the acquired loan portfolio was accounted for at fair value as follows:

(Dollars in thousands)	June 3, 2016
Contractually required principal and interest at acquisition	$1,275,398
Contractual cash flows not expected to be collected	(33,713)

Expected cash flows at acquisition	1,241,685
Interest component of expected cash flows	(273,488)

Basis in acquired loans at acquisition – estimated fair value	$968,197

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $138,125,000, $117,564,000, and $95,570,000, respectively.

The consideration paid for Bank of Georgetown’s common equity and the expected fair value of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

(Dollars in thousands)
Purchase price:
Value of common shares issued (6,527,746 shares)	$253,799
Fair value of stock options assumed	10,696
Cash for fractional shares	10

Total purchase price	264,505

Identifiable assets:
Cash and cash equivalents	29,340
Investment securities	219,783
Loans	968,197
Premises and equipment	5,574
Core deposit intangibles	9,058
Other assets	31,605

Total identifiable assets	$1,263,557
Identifiable liabilities:
Deposits	$971,685
Short-term borrowings	101,021
Long-term borrowings	67,659
Other liabilities	11,532

Total identifiable liabilities	1,151,897

Preliminary fair value of net assets acquired including identifiable intangible assets	111,660

Preliminary resulting goodwill	$152,845

The operating results of United for the year ended December 31, 2016 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Bank of Georgetown, provided $122,545,000 in total revenues, which represents net interest income plus other income, and $61,253,000 in net income from the period from the Acquisition Date to December 31, 2016. These amounts are included in United’s consolidated financial statements as of and for the year ended December 31, 2016. Bank of Georgetown’s results of operations prior to the Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the year ended December 31, 2016 and 2015, as if the Bank of Georgetown merger had occurred on January 1, 2016 and 2015, respectively. These results combine the historical results of Bank of Georgetown into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity including merger-related expenses of $5,406,000 for the year of 2016, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Bank of Georgetown’s provision for credit losses for 2016 and 2015 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016 and 2015. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(Dollars in thousands)	2016	2015
Total Revenues (1)	$519,011	$509,312
Net Income	148,226	150,910

(1)	Represents net interest income plus other income

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,247	$698	$159	$95,786	$0
State and political subdivisions	196,350	1,364	4,902	192,812	0
Residential mortgage-backed securities
Agency	585,208	3,999	5,111	584,096	0
Non-agency	6,629	426	12	7,043	86
Commercial mortgage-backed securities
Agency	304,635	1,948	1,242	305,341	0
Asset-backed securities	217	0	0	217	0
Trust preferred collateralized debt obligations	48,558	729	15,735	33,552	25,952
Single issue trust preferred securities	13,363	284	2,170	11,477	0
Other corporate securities	14,996	66	0	15,062	0
Marketable equity securities	12,436	1,398	6	13,828	0

Total	$1,277,639	$10,912	$29,337	$1,259,214	$26,038

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,993	$1,793	$0	$73,786	$0
State and political subdivisions	130,685	3,144	51	133,778	0
Residential mortgage-backed securities
Agency	473,109	5,580	707	477,982	0
Non-agency	9,119	457	5	9,571	458
Commercial mortgage-backed securities
Agency	305,990	1,843	1,898	305,935	0
Asset-backed securities	3,404	0	5	3,399	0
Trust preferred collateralized debt obligations	49,386	635	15,335	34,686	25,952
Single issue trust preferred securities	13,811	249	2,367	11,693	0
Other corporate securities	9,999	50	0	10,049	0
Marketable equity securities	4,844	637	26	5,455	0

Total	$1,072,340	$14,388	$20,394	$1,066,334	$26,410

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2016 and 2015.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,101	$159	$0	$0
State and political subdivisions	116,300	4,902	0	0
Residential mortgage-backed securities
Agency	309,376	5,111	0	0
Non-agency	0	0	218	12
Commercial mortgage-backed securities
Agency	162,479	1,242	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	28,579	15,735
Single issue trust preferred securities	0	0	8,185	2,170
Marketable equity securities	357	6	0	0

Total	$612,613	$11,420	$36,982	$17,917

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	15,550	51	0	0
Residential mortgage-backed securities
Agency	90,004	707	0	0
Non-agency	348	5	0	0
Commercial mortgage-backed securities
Agency	170,340	1,650	9,255	248
Asset-backed securities	3,399	5	0	0
Trust preferred collateralized debt obligations	3,304	135	28,633	15,200
Single issue trust preferred securities	4,225	404	3,720	1,963
Marketable equity securities	986	26	0	0

Total	$288,156	$2,983	$41,608	$17,411

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

	Year Ended
(In thousands)	2016	2015	2014
Proceeds from maturities, sales and calls	$513,990	$191,266	$534,489
Gross realized gains	268	143	3,592
Gross realized losses	13	10	235

At December 31, 2016, gross unrealized losses on available for sale securities were $29,337,000 on 347 securities of a total portfolio of 640 available for sale securities. Securities in an unrealized loss position at December 31, 2016 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), state and political subdivision securities, single issue trust preferred securities and agency residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The state and political subdivisions securities relate to securities issued by various municipalities The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $196,350,000 at December 31, 2016. As of December 31, 2016, approximately 81% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of December 31, 2016. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at December 31, 2016.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage securities was $889,843,000 at December 31, 2016. Of the $889,843,000, $304,635,000 was related to agency commercial mortgage securities and $585,208,000 was related to agency residential mortgage securities. Each of the agency mortgage securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2016.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage securities was $6,629,000 at December 31, 2016. Of the $6,629,000, $1,054,000 was rated above investment grade and $5,575,000 was rated below investment grade. Approximately 23% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 77% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, there was no additional credit-related or noncredit-related other-than-temporary impairment recognized on the non-agency residential mortgage-backed securities at December 31, 2016.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2016, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of Ba1 to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2016 consisted of $3,008,000 in investment grade bonds, $4,658,000 in split-rated bonds and $5,697,000 in below investment grade bonds. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of December 31, 2016.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2016, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the fourth quarter of 2016, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the fourth quarter of 2016 related to these securities. There was no credit-related other-than-temporary impairment recognized in earnings during 2016 related to these securities, compared to $34,000 in 2015. At December 31, 2016 and 2015, the balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952,000.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of December 31, 2016 consisted of $3,847,000 in investment grade bonds and $40,468,000 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of December 31, 2016.

				Amortized Cost
Class	Amortized Cost	Fair Value	Net Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
	(In thousands)
Senior – Bank	$5,988	$5,545	$443	$3,847	$0	$2,141
Mezzanine —Bank (now in senior position)	11,309	8,175	3,134	0	0	11,309
Mezzanine – Bank	26,095	16,170	9,925	0	0	26,095
Mezzanine – Bank & Insurance (combination)	5,166	3,662	1,504	0	0	5,166

Totals	$48,558	$33,552	$15,006	$3,847	$0	$44,711

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 104.2% to a high of 344.2%, with a median of 158.6%, and a weighted average of 221.9%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2016 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The cost of United’s equity securities was $12,436,000 at December 31, 2016. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at December 31, 2016.

Other investment securities (cost method)

During the fourth quarter of 2016, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the quarter had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter of 2016 which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2016	2015	2014
Balance of cumulative credit losses at beginning of period	$23,773	$23,739	$40,663
Additional credit losses on securities for which OTTI was previously recognized	33	34	6,442
Reductions for securities sold or paid off during the period	(1,644)	0	(23,366)

Balance of cumulative credit losses at end of period	$22,162	$23,773	$23,739

The amortized cost and estimated fair value of securities available for sale at December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $896,472,000 and an estimated fair value of $896,480,000 at December 31, 2016 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$53,286	$53,330
Due after one year through five years	296,181	297,385
Due after five years through ten years	213,094	213,791
Due after ten years	702,642	680,880
Marketable equity securities	12,436	13,828

Total	$1,277,639	$1,259,214

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,295	$570	$0	$5,865
State and political subdivisions	8,598	17	0	8,615
Residential mortgage-backed securities
Agency	30	5	0	35
Single issue trust preferred securities	19,315	0	2,672	16,643
Other corporate securities	20	0	0	20

Total	$33,258	$592	$2,672	$31,178

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,425	$860	$0	$11,285
State and political subdivisions	9,321	21	253	9,089
Residential mortgage-backed securities
Agency	35	6	0	41
Single issue trust preferred securities	19,298	0	3,414	15,884
Other corporate securities	20	0	0	20

Total	$39,099	$887	$3,667	$36,319

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2016, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,922,000) and SunTrust Bank ($7,418,000). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,418,000) and Royal Bank of Scotland ($976,000). Other corporate securities consist mainly of bonds of corporations.

The following table shows the gross realized gains and losses on calls and sales of held to maturity securities that have been included in earnings as a result of those calls and sales. Gains or losses on calls of held to maturity securities are recognized by the specific identification method.

	Year Ended
(In thousands)	2016	2015	2014
Gross realized gains	$0	$0	$9
Gross realized losses	0	0	0

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $30,000 and an estimated fair value of $35,000 at December 31, 2016 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$1,040	$1,041
Due after one year through five years	8,268	8,850
Due after five years through ten years	3,585	3,589
Due after ten years	20,365	17,698

Total	$33,258	$31,178

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,137,408,000 and $986,982,000 at December 31, 2016 and 2015, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $13,000 and $5,276,000 at December 31, 2016 and 2015, respectively, on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2016, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$32,097	0.39%	$61,924	2.04%	$6,521	2.25%	$0	0.00%
States and political subdivisions (1)	14,451	2.89%	41,926	3.24%	34,096	3.81%	114,475	3.94%
Residential mortgage-backed securities
Agency	68	5.44%	5,043	4.01%	58,141	2.72%	521,986	2.34%
Non-agency	0	0.00%	1,339	5.00%	0	0.00%	5,290	5.83%
Commercial mortgage-backed
Agency	9,051	0.95%	188,624	1.79%	106,960	2.63%	0	0.00%
Asset-backed securities	217	1.38%	0	0.00%	0	0.00%	0	0.00%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	48,558	3.80%
Single issue trust preferred securities	0	0.00%	0	0.00%	0	0.00%	32,678	2.84%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	12,436	0.64%
Other Corporate securities	0	0.00%	4,996	1.98%	10,000	5.50%	20	0.00%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2016	2015
Commercial, financial, and agricultural
Owner-occupied	$1,049,885	$927,746
Nonowner-occupied	3,425,453	2,896,367
Other commercial	1,613,437	1,602,222

Total commercial, financial & agricultural	6,088,775	5,426,335
Residential real estate	2,403,437	2,268,685
Construction & land development	1,255,738	1,273,054
Consumer:
Bankcard	14,187	11,653
Other Consumer	594,582	419,225
Less: Unearned interest	(15,582)	(14,872)

Total Loans, net of unearned interest	$10,341,137	$9,384,080

The table above does not include loans held for sale of $8,445,000 and $10,681,000 at December 31, 2016 and December 31, 2015, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $171,596,000 or 1.66% of total gross loans at December 31, 2016 and $148,197,000 or 1.58% of total gross loans at December 31, 2015, respectively. The contractual principal in these acquired impaired loans was $231,096,000 and $208,765,000 at December 31, 2016 and 2015, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2016 follows.

(In thousands)

Accretable yield at the beginning of the period	$12,156
Accretion (including cash recoveries)	(11,457)
Additions for Bank of Georgetown acquisition	19,552
Net reclassifications to accretable from non-accretable	12,439
Disposals (including maturities, foreclosures, and charge-offs)	(3,525)

Accretable yield at the ending of the period	$29,165

At December 31, 2016 and 2015, loans-in-process of $38,591,000 and $66,501,000 and overdrafts from deposit accounts of $7,971,000 and $9,234,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary banks have made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $255,476,000 and $241,000,000 at December 31, 2016 and 2015, respectively. During 2016, $393,273,000 of new loans were made, repayments totaled $378,797,000.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2016, United had TDRs of $21,152,000 as compared to $23,890,000 as of December 31, 2015. Of the $21,152,000 aggregate balance of TDRs at December 31, 2016, $11,106,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following pages. Of the $23,890,000 aggregate balance of TDRs at December 31, 2015, $11,949,000 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of December 31, 2016, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2016, United had restructured loans in the amount of $2,667,000 that were modified by a reduction in the interest rate, $6,513,000 that were modified by a combination of a reduction in the interest rate and the principal and $11,972,000 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2016 and 2015, segregated by class of loans:

Troubled Debt Restructurings For the Year Ended December 31, 2016
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$1,190	$1,178
Nonowner-occupied	0	0	0
Other commercial	7	2,803	2,213
Residential real estate	1	1,400	1,400
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	9	$5,393	$4,791

Troubled Debt Restructurings For the Year Ended December 31, 2015
(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	1	669	647
Other commercial	3	2,942	2,918
Residential real estate	0	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	4	$3,611	$3,565

During 2016, $2,887,000 of restructured loans were modified by a change in loan terms and $1,904,000 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. During 2015, restructured loans of $3,565,000 were modified by a change in terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents a troubled debt restructuring, by class of loan, that had a charge-off during the year ended December 31, 2016. This loan was restructured during the twelve months ended December 31, 2016 and subsequently defaulted, resulting in a principal charge-off during the year of 2016. No loans restructured during the twelve-month period ended December 31, 2015 subsequently defaulted, resulting in a principal charge-off during the year ended December 31, 2015.

	Year Ended December 31, 2016
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:	0	$0
Owner-occupied	0	0
Nonowner-occupied	0	0
Other commercial	1	37
Residential real estate	0	0
Construction & land development	0	0
Consumer:	0	0
Bankcard	0	0
Other consumer	0	0

Total	1	$37

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2016
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,850	$3,981	$9,831	$1,040,054	$1,049,885	$94
Nonowner-occupied	9,288	20,847	30,135	3,395,318	3,425,453	172
Other commercial	15,273	42,766	58,039	1,555,398	1,613,437	2,518
Residential real estate	29,976	25,991	55,967	2,347,470	2,403,437	4,216
Construction & land development	3,809	7,779	11,588	1,244,150	1,255,738	33
Consumer:
Bankcard	422	141	563	13,624	14,187	141
Other consumer	10,015	1,712	11,727	582,855	594,582	1,412

Total	$74,633	$103,217	$177,850	$10,178,869	$10,356,719	$8,586

(1)	Other includes loans with a recorded investment of $171,596 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2015
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,639	$9,831	$18,470	$909,276	$927,746	$400
Nonowner-occupied	24,209	26,126	50,335	2,846,032	2,896,367	552
Other commercial	14,888	33,297	48,185	1,554,037	1,602,222	3,643
Residential real estate	44,312	28,332	72,644	2,196,041	2,268,685	4,294
Construction & land development	2,412	15,416	17,828	1,255,226	1,273,054	1,347
Consumer:
Bankcard	223	168	391	11,262	11,653	168
Other consumer	9,082	1,596	10,678	408,547	419,225	1,224

Total	$103,765	$114,766	$218,531	$9,180,421	$9,398,952	$11,628

(1)	Other includes loans with a recorded investment of $148,197 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2016	December 31, 2015
Commercial real estate:
Owner-occupied	$3,887	$9,431
Nonowner-occupied	20,675	25,574
Other commercial	40,248	29,654
Residential real estate	21,775	24,038
Construction & land development	7,746	14,069
Consumer:
Bankcard	0	0
Other consumer	300	372

Total	$94,631	$103,138

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2016
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$963,503	$3,284,497	$1,463,797	$1,126,742
Special mention	20,490	36,462	26,537	52,327
Substandard	65,892	104,494	122,893	76,669
Doubtful	0	0	210	0

Total	$1,049,885	$3,425,453	$1,613,437	$1,255,738

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2015
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$835,082	$2,710,504	$1,436,670	$1,095,238
Special mention	20,391	32,249	26,148	59,100
Substandard	72,273	153,614	136,585	118,716
Doubtful	0	0	2,819	0

Total	$927,746	$2,896,367	$1,602,222	$1,273,054

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2016
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,348,017	$13,624	$582,704
Special mention	18,240	422	10,132
Substandard	36,995	141	1,746
Doubtful	185	0	0

Total	$2,403,437	$14,187	$594,582

As of December 31, 2015
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,195,420	$11,262	$408,271
Special mention	13,494	223	9,188
Substandard	57,981	168	1,766
Doubtful	1,790	0	0

Total	$2,268,685	$11,653	$419,225

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2016			December 31, 2015
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$46,575	$47,108	$0	$36,615	$36,828	$0
Nonowner-occupied	92,654	93,104	0	69,053	69,517	0
Other commercial	46,064	48,308	0	30,433	32,158	0
Residential real estate	22,747	24,404	0	21,431	22,329	0
Construction & land development	19,863	21,746	0	28,245	29,953	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	36	36	0	32	32	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,787	$2,082	$815	$4,555	$4,555	$1,253
Nonowner-occupied	17,938	17,938	2,524	7,890	7,890	1,362
Other commercial	43,774	46,188	13,441	29,486	33,127	18,269
Residential real estate	12,066	12,801	3,431	13,305	14,625	2,118
Construction & land development	4,940	7,899	3,206	14,132	20,135	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$48,362	$49,190	$815	$41,170	$41,383	$1,253
Nonowner-occupied	110,592	111,042	2,524	76,943	77,407	1,362
Other commercial	89,838	94,496	13,441	59,919	65,285	18,269
Residential real estate	34,813	37,205	3,431	34,736	36,954	2,118
Construction & land development	24,803	29,645	3,206	42,377	50,088	4,789
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	36	36	0	32	32	0

	Impaired Loans
	For the Year Ended
	December 31, 2016		December 31, 2015
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$36,800	$1,038	$41,336	$264
Nonowner-occupied	75,848	1,108	68,727	1,139
Other commercial	39,776	1,540	33,510	463
Residential real estate	25,964	538	27,224	234
Construction & land development	24,902	133	33,167	199
Consumer:
Bankcard	0	0	0	0
Other consumer	33	0	35	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,138	$97	$4,629	$122
Nonowner-occupied	11,920	564	6,954	357
Other commercial	36,511	1,615	20,885	580
Residential real estate	9,585	342	9,314	41
Construction & land development	8,994	83	12,196	252
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$39,938	$1,135	$45,965	$386
Nonowner-occupied	87,768	1,672	75,681	1,496
Other commercial	76,287	3,155	54,395	1,043
Residential real estate	35,549	880	36,538	275
Construction & land development	33,896	216	45,363	451
Consumer:
Bankcard	0	0	0	0
Other consumer	33	0	35	0

NOTE F—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for non-homogenous loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data, the loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge off of that loss) and certain qualitative factors to derive the general loss allocation per pool. Specific loss allocations are calculated for commercial loans in excess of $500,000 in accordance with ASC topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions. Beginning in 2015, United’s methodology related to the allowance for loan losses was enhanced by estimating the loss emergence period. The impact of this enhancement was not significant.

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

For consumer loans, closed-end retail loans that are past due 120 cumulative days delinquent from the contractual due date and open-end loans 180 cumulative days delinquent from the contractual due date are charged-off. Any consumer loan on which a principal or interest payment has not been made within 90 days is reviewed monthly for appropriate action. For a one-to-four family open-end or closed-end residential real estate loan, home equity loan, or high-loan-to-value loan that has reached 180 or more days past due, management evaluates the collateral position and charges-off any amount that exceeds the value of the collateral. On retail credits for which the borrower is in bankruptcy, all amounts deemed unrecoverable are charged off within 60 days of the receipt of the notification. On retail credits effected by fraud, a loan is charged-off within 90 days of the discovery of the fraud. In the event of the borrower’s death and if repayment within the required timeframe is uncertain, the loan is generally charged-off as soon as the amount of the loss is determined.

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). The amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality was $1,676,000, $5,321,000 and $1,915,000 for the years of 2016, 2015, and 2014, respectively.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2016 and 2015 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2016
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	5,281	419	20,430	4,597	2,659	2,794	0	36,180
Recoveries	3,071	675	3,452	639	433	446	0	8,716
Provision	3,846	1,318	18,737	2,580	(5,373)	3,158	243	24,509

Ending balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771

Ending Balance: individually evaluated for impairment	$815	$2,524	$13,441	$3,431	$3,206	$0	$0	$23,417
Ending Balance: collectively evaluated for impairment	$4,458	$4,359	$19,646	$10,339	$7,400	$2,805	$347	$49,354
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,049,885	$3,425,453	$1,613,437	$2,403,437	$1,255,738	$608,769	$0	$10,356,719
Ending Balance: individually evaluated for impairment	$18,976	$26,835	$56,091	$14,766	$8,152	$0	$0	$124,820
Ending Balance: collectively evaluated for impairment	$1,005,999	$3,323,117	$1,527,479	$2,373,969	$1,221,006	$608,733	$0	$10,060,303
Ending Balance: loans acquired with deteriorated credit quality	$24,910	$75,501	$29,867	$14,702	$26,580	$36	$0	$171,596

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2015
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$4,041	$8,167	$26,931	$13,835	$19,402	$3,083	$70	$75,529
Charge-offs	4,755	1,120	10,042	6,411	862	2,309	0	25,499
Recoveries	829	74	714	495	511	499	0	3,122
Provision	3,522	(1,812)	13,725	7,229	(846)	722	34	22,574

Ending balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2015
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: individually evaluated for impairment	$1,253	$1,362	$18,269	$2,119	$4,789	$0	$0	$27,792
Ending Balance: collectively evaluated for impairment	$2,384	$3,947	$13,059	$13,029	$13,416	$1,995	$104	$47,934
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$927,746	$2,896,367	$1,602,222	$2,268,685	$1,273,054	$430,878	$0	$9,398,952
Ending Balance: individually evaluated for impairment	$12,670	$26,152	$35,342	$17,782	$15,779	$0	$0	$107,725
Ending Balance: collectively evaluated for impairment	$888,802	$2,817,748	$1,546,018	$2,237,865	$1,221,760	$430,837	$0	$9,143,030
Ending Balance: loans acquired with deteriorated credit quality	$26,274	$52,467	$20,862	$13,038	$35,515	$41	$0	$148,197

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,044,000 and $936,000 at December 31, 2016 and December 31, 2015, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2016	2015	2014
Balance of allowance for loan losses at beginning of period	$75,726	$75,529	$74,198
Provision for loan losses	24,509	22,574	21,937

	100,235	98,103	96,135

Loans charged off	36,180	25,499	25,241
Less recoveries	(8,716)	(3,122)	(4,635)

Net charge-offs	27,464	22,377	20,606

Balance of allowance for loan losses at end of period	$72,771	$75,726	$75,529
Reserve for lending-related commitments	1,044	936	1,518

Balance of allowance for credit losses at end of period	$73,815	$76,662	$77,047

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2016	2015

Land	$24,238	$24,497
Buildings and improvements	89,302	87,717
Leasehold improvements	33,194	26,875
Furniture, fixtures and equipment	65,598	60,233

	212,332	199,322
Less allowance for depreciation and amortization	136,423	126,233

Net bank premises and equipment	$75,909	$73,089

Depreciation expense was $7,889,000, $8,385,000 and $9,351,000 for years ending December 31, 2016, 2015 and 2014, respectively, while amortization expense was $136,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

United and certain banking subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $14,661,000, $12,528,000 and $12,610,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2016, consisted of the following:

Year	Amount
(In thousands)
2017	$12,661
2018	11,653
2019	9,756
2020	7,427
2021	6,059
Thereafter	15,380

Total minimum lease payments	$62,936

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of December 31, 2016
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$69,635	$(46,681)	$22,954

Goodwill not subject to amortization			$863,767

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$60,577	$(42,737)	$17,840

Goodwill not subject to amortization			$710,252

The following table provides a reconciliation of goodwill:

Goodwill at December 31, 2015	$710,252
Reclassification to goodwill	670
Preliminary addition to goodwill from Bank of Georgetown acquisition	152,845

Goodwill at December 31, 2016	$863,767

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2016:

Year	Amount
(In thousands)
2017	$4,190
2018	3,707
2019	3,450
2020	3,252
2021 and thereafter	8,355

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(Dollars in thousands)	December 31
	2016	2015
Demand deposits	$3,171,841	$2,699,958
Interest-bearing checking	1,778,156	1,683,316
Regular savings	721,224	692,079
Money market accounts	3,151,896	2,368,063
Time deposits under $100,000	693,005	794,428
Time deposits over $100,000	1,280,745	1,103,683

Total deposits	$10,796,867	$9,341,527

Included in time deposits over $100,000 at December 31, 2016 and 2015 were time deposits of $250,000 or more of $357,468,000 and $386,484,000, respectively. Interest paid on deposits approximated $29,048,000, $28,447,000 and $26,925,000 in 2016, 2015 and 2014, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $92,310,000 and $174,790,000 at December 31, 2016 and 2015, respectively.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2016 and 2015, short-term borrowings and the related weighted-average interest rates were as follows:

	2016				2015
			Weighted-				Weighted-
(Dollars in thousands)			Average				Average
	Amount		Rate		Amount		Rate
Federal funds purchased	$22,235		0.65%		$22,230		0.25%
Securities sold under agreements to repurchase	187,316	(1)	0.25	%(1)	290,798	(1)	0.15	%(1)

Total	$209,551				$313,028

(1)

Excludes a wholesale security sold under an agreement to repurchase assumed in the Virginia Commerce merger of $50,000 and $50,863, including an acquisition accounting adjustment to fair value, with an interest rate of 4.37% at December 31, 2016 and 2015, respectively, and scheduled to mature in May of 2018.

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2016	$22,235	$187,316
2015	22,230	290,798
2014	53,840	381,812
Weighted-average interest rate at year-end:
2016	0.65%	0.25%
2015	0.25%	0.15%
2014	0.20%	0.15%
Maximum amount outstanding at any month’s end:
2016	$32,200	$353,833
2015	52,000	379,818
2014	53,840	527,904
Average amount outstanding during the year:
2016	$22,717	$298,494
2015	38,526	283,011
2014	24,037	357,083
Weighted-average interest rate during the year:
2016	0.32%	0.17%
2015	0.21%	0.10%
2014	0.20%	0.12%

At December 31, 2016, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2016, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $1,587,000, $835,000 and $1,133,000 in 2016, 2015 and 2014, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2016, the total carrying value of loans pledged as collateral for FHLB advances approximated $4,447,061,000. United had an unused borrowing amount as of December 31, 2016 of approximately $2,803,186,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2016 and 2015, FHLB advances and the related weighted-average interest rates were as follows:

	2016			2015
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$897,707	0.72%	0.72%	$850,880	0.46%	0.46%

No overnight funds were included in the $897,707,000 above at December 31, 2016. Overnight funds of $110,000,000 were included in the $850,880,000 above at December 31, 2015. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2016 and 2015 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q, Notes to Consolidated Financial Statements.

A long-term wholesale security sold under an agreement to repurchase was assumed in the Virginia Commerce merger. At December 31, 2016 and 2015, the balance of the wholesale security sold under an agreement to repurchase was $50,000,000 and $50,863,000, respectively. The repurchase agreement had an interest rate of 4.37% at December 31, 2016 and 2015 and is scheduled to mature in May of 2018.

At December 31, 2016, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2016 and 2015, the outstanding balance of the Debentures was $224,319,000 and $223,506,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 1 regulatory capital of United for regulatory purposes. In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules grandfathers United’s Trust Preferred Securities as Tier 1 capital under the limitations for restricted capital elements in the general risk-based capital rules. As a result, beginning in 2015, United’s Trust Preferred Securities was subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules. Trust preferred securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out.

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
United Statutory Trust III	December 17, 2003	$ 20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$ 25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$ 50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$ 30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036

At December 31, 2016 and 2015, the Debentures and their related weighted-average interest rates were as follows:

	2016		2015
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
United Statutory Trust III	20,619	3.84%	20,619	3.38%
United Statutory Trust IV	25,774	3.74%	25,774	3.17%
United Statutory Trust V	51,547	2.40%	51,547	1.88%
United Statutory Trust VI	30,928	2.26%	30,928	1.81%
Premier Statutory Trust II	6,186	3.98%	6,186	3.42%
Premier Statutory Trust III	8,248	2.70%	8,248	2.25%
Premier Statutory Trust IV	14,433	2.55%	14,433	2.14%
Premier Statutory Trust V	10,310	2.54%	10,310	2.02%
Centra Statutory Trust I	10,000	3.29%	9,972	2.86%
Centra Statutory Trust II	10,000	2.53%	9,972	1.97%
Virginia Commerce Trust II	11,784	4.62%	11,554	4.13%
Virginia Commerce Trust III	15,690	2.34%	15,163	1.80%

Total	$224,319		$223,506

At December 31, 2016, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2017	$825,606
2018	59,628
2019	34,243
2020	0
2021 and thereafter	252,549

Total	$1,172,026

Interest paid on long-term borrowings approximated $13,974,000, $10,553,000 and $13,954,000 in 2016, 2015 and 2014, respectively.

NOTE L—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2016	2015	2014
Legal, consulting & other professional services	$9,763	$9,310	$9,620
Franchise & other taxes not on income	7,778	7,055	7,513
Automated Teller Machine (ATM) expenses	7,365	7,107	6,626

NOTE M—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2016	2015	2014
Current (benefit) expense:
Federal	$63,169	$58,373	$51,001
State	5,154	5,428	3,900
Deferred expense:
Federal and State	7,252	1,729	10,097

Total income taxes	$75,575	$65,530	$64,998

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$77,930	35.0%	$71,222	35.0%	$68,210	35.0%
Plus: State income taxes net of federal tax benefits	4,084	1.8	3,516	1.7	2,523	1.3

	82,014	36.8	74,738	36.7	70,733	36.3
Increase (decrease) resulting from:
Tax-exempt interest income	(3,919)	(1.8)	(4,158)	(2.0)	(4,048)	(2.1)
Historic tax credit	0	0.0	(1,262)	(0.6)	0	0.0
Other items-net	(2,520)	(1.1)	(3,788)	(1.9)	(1,687)	(0.8)

Income taxes	$75,575	33.9%	$65,530	32.2%	$64,998	33.4%

For years ended 2016, 2015 and 2014, United incurred federal income tax expense applicable to the sales and calls of securities of $114,000, $73,000 and $1,178,000, respectively. Income taxes paid approximated $61,905,000, $52,319,000, and $60,431,000 in 2016, 2015 and 2014, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2016, United had no federal or state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $7,778,000, $7,055,000 and 7,513,000 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for credit losses	$26,941	$27,874
Other accrued liabilities	3,478	929
Unrecognized components of net periodic pension costs	20,166	20,901
Unrealized loss on securities available for sale	1,436	2,210
Premises and equipment	93	0
Other real estate owned	6,724	7,500
Deferred mortgage points	0	3,575
Purchase accounting intangibles	41,392	15,248

Total deferred tax assets	100,230	78,237

Deferred tax liabilities:
Deferred mortgage points	3,608	0
Accrued benefits payable	4,061	5,438
Premises and equipment	0	301
Other	13,687	1,856

Total deferred tax liabilities	21,356	7,595

Net deferred tax assets	$78,874	$70,642

At December 31, 2016 and 2015, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2016	2015
Unrecognized tax benefits at beginning of year	$2,102	$3,453
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	673	207
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(333)	(1,558)

Unrecognized tax benefits at end of year	$2,442	$2,102

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits, if any, it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013, 2014 and 2015 and certain State Taxing authorities for the years ended December 31, 2013 through 2015.

As of December 31, 2016 and 2015, the total amount of accrued interest related to uncertain tax positions was $569,000 for both time periods. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2016, 2015 and 2014.

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

As of December 31, 2016, United changed the method used to estimate the interest cost component of net periodic benefit cost for the Plan. Under the previous method, appropriate spot rates were used to discount the projected benefit obligation (PBO) cash flows based on date of measurement. Then, a single aggregated discount rate was calculated such that the present value of the PBO remained the same. This rate is technically a weighted-average of the spot rates. This single discount rate was applied to the interest and service costs as well. Under the full yield curve approach, separate discount rates are used to calculate the present value for each projected cash flow. That is, individual spot rates are applied to the cash flows in each time period. This does not have any impact on the present value of the PBO as the PBO was originally discounted with spot rates. The adoption of this method concerns the manner in which it affects interest and service costs. Interest costs typically decrease when using this method because of the different weightings applied to the cash flows; that is, interest costs closer to the current period will be discounted with a smaller rate than those further in the future based on a typical yield curve, and greater future Interest Costs values are discounted with greater longer-term spot rates. Similarly, service costs typically have longer durations and will thus be subject to longer-term spot rates, decreasing the present value of these costs. As a result, the full yield curve method is preferable as it provides a more granular, and thus a more accurate, determination of costs. This new method constitutes a change in an accounting estimate under the provisions of ASC topic 250, “Accounting Changes and Error Corrections,” that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic pension cost beginning January 1, 2017. There was no impact to net periodic pension cost for 2016.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Service cost	$2,374	$2,787	$2,160
Interest cost	5,950	5,902	5,379
Expected return on plan assets	(8,089)	(9,290)	(9,102)
Recognized net actuarial loss	4,921	4,980	1,994
Amortization of prior service cost	0	1	1

Net periodic pension cost	$5,156	$4,380	$432

Weighted-Average Assumptions:
Discount rate	4.75%	4.35%	5.20%
Expected return on assets	7.25%	7.50%	7.50%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%

Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(Dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Net actuarial loss	$2,914	$2,402	$29,419
Amortization of:
Prior service cost	0	(1)	(1)
Actuarial loss	(4,921)	(4,980)	(1,994)

Total recognized in other comprehensive income	$(2,007)	$(2,579)	$27,424

Included in accumulated other comprehensive income at December 31, 2016 are unrecognized actuarial losses of $53,991,000 ($34,014,000 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $4,411,000 ($2,779,000 net of tax).

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2016 and 2015 and the accumulated benefit obligation at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	December 31,
	2016	2015
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$125,403	$135,739
Service Cost	2,374	2,787
Interest Cost	5,950	5,902
Actuarial Loss (Gain)	5,114	(9,760)
Benefits Paid	(4,326)	(9,265)

Projected Benefit at the End of the Year	$134,515	$125,403
Accumulated Benefit Obligation at the End of the Year	$121,548	$113,679

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$113,748	$125,885
Actual Return on Plan Assets	10,289	(2,872)
Benefits Paid	(4,326)	(9,265)
Employer Contributions	0	0

Fair value of plan assets at end of year	$119,711	$113,748

Net Amount Recognized
Funded Status	$(14,804)	$(11,655)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	53,991	55,998

Net Amount Recognized	$39,187	$44,343

Weighted-Average Assumptions at the End of the Year
Discount Rate	4.49%	4.75%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2017	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2016	December 31, 2015
Equity Securities	66%	50-70%	71%	67%
Debt Securities	26%	20-50%	26%	22%
Other	8%	3-15%	3%	11%

Total			100%	100%

Equity securities include United common stock in the amounts of $4,894,000 (4%) at December 31, 2016 and $3,915,000 (3%) at December 31, 2015.

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

At December 31, 2016, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2017	$4,626
2018	4,908
2019	5,217
2020	5,568
2021	5,947
2022 through 2026	35,277

United did not contribute to the plan in 2016 and 2015 as no contributions were required by funding regulations or law. For 2017, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2017, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
(In thousands) Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,778	$1,778	$0	$0

Fixed Income Securities:
Mortgage backed securities	47	0	47	0
Collateralized mortgage obligations	48	0	48	0
Municipal obligations	670	0	670	0
Corporate bonds	1,169	0	1,169	0
Foreign bonds, notes and debentures	96	0	96	0

Fixed Income Mutual Funds:
Taxable	26,816	26,816	0	0
Alternative	3,898	3,898	0	0

Equity Securities:
Common stock	20,629	20,629	0	0

Equity Mutual Funds:
Domestic equity large cap	23,063	23,063	0	0
Domestic equity mid cap	6,457	6,457	0	0
Domestic equity small cap	13,087	13,087	0	0
Domestic equity other	910	910	0	0
International emerging equity	3,120	3,120	0	0
International equity developed	12,619	12,619	0	0
Alternative equity	3,456	3,456	0	0
Domestic Balanced Mutual Funds	1,848	1,848	0	0

Total	$119,711	$117,681	$2,030	$0

		Fair Value Measurements at December 31, 2015 Using
(In thousands) Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,467	$1,467	$0	$0

Fixed Income Securities:
Mortgage backed securities	63	0	63	0
Collateralized mortgage obligations	54	0	54	0
Municipal obligations	836	0	836	0
Corporate bonds	1,539	0	1,539	0
Foreign bonds, notes and debentures	93	0	93	0

Fixed Income Mutual Funds:
Taxable	22,843	22,843	0	0
Alternative	5,067	5,067	0	0

Equity Securities:
Common stock	20,464	20,464	0	0
Equity Mutual Funds:
Domestic equity large cap	20,470	20,470	0	0
Domestic equity mid cap	5,804	5,804	0	0
Domestic equity small cap	14,080	14,080	0	0
International emerging equity	6,044	6,044	0	0
International equity developed	8,772	8,772	0	0
Alternative equity	6,152	6,152	0	0

Total	$113,748	$111,163	$2,585	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. Prior to December 31, 2008, after one year of eligible service, United matched 100% of the first 2% of salary deferred and 25% of the second 2% of salary deferred with United stock. Beginning January 1, 2009, United matched 100% of the first 3% of salary deferred and 25% of the next 1% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $2,069,000, $1,894,000, and $1,761,000 in 2016, 2015 and 2014, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2016 and 2015, the combined plan assets included 893,440 and 876,989 shares, respectively, of United common stock with an approximate fair value of $41,322,000 and $32,440,000, respectively. Dividends paid on United common stock held by the plans approximated $1,173,000, $1,139,000 and $1,133,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The 2016 LTI Plan replaces the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. A total of 967,285 stock options and 289,637 restricted shares of common stock were granted under the 2011 LTI Plan. Compensation expense of $2,817,000, $2,484,000, and $2,195,000 related to the nonvested awards under the 2011 LTI Plan and the 2006 Stock Option Plan was incurred for the years 2016, 2015 and 2014, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2016 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.47%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.281; and a weighted-average expected option life of 6.90 years, respectively. The estimated fair value of the options at the date of grant was $6.97 for the options granted during 2016. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2016, and the changes during the year of 2016 are presented below:

	Year ended December 31, 2016
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2016	1,207,110			$28.15
Assumed in acquisition of subsidiary	561,570			17.90
Granted	189,780			35.04
Exercised	519,482			19.76
Forfeited or expired	27,243			30.80

Outstanding at December 31, 2016	1,411,735	$25,695	5.8	$28.05

Exercisable at December 31, 2016	981,457	$20,294	4.7	$25.57

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2016	426,395	$ 6.68
Granted	189,780	6.97
Vested	167,683	6.58
Forfeited or expired	18,214	6.84

Nonvested at December 31, 2016	430,278	$ 6.84

As of December 31, 2016, the total unrecognized compensation cost related to nonvested option awards was $1,951,000 with a weighted-average expense recognition period of 1.2 years. The total fair value of awards vested during the year ended December 31, 2016, was $1,104,000.

Cash received from options exercised under the Plans for the years ended December 31, 2016, 2015 and 2014 was $13,337,000, $7,871,000, and $9,878,000, respectively. During 2016 and 2015, 519,482 and 259,454 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2016 and 2015 were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2016, 2015, and 2014 was $6.97, $7.23, and $6.42, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2016, 2015, and 2014 was $11,001,000, $2,380,000, and $4,832,000, respectively.

ASC topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous standards. This requirement reduces net operating cash flows and increase net financing cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows from financing activities of $4,008,000, $1,023,000 and $73,000 from excess tax benefits related to share-based compensation arrangements for the year of 2016, 2015 and 2014, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2016, the total unrecognized compensation cost related to nonvested stock awards was $2,986,000 with a weighted-average expense recognition period of 1.2 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	129,772	$ 31.69
Granted	64,092	35.04
Vested	50,641	30.56
Forfeited	5,955	32.97

Outstanding at December 31, 2016	137,268	$ 33.61

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,823,396,000 and $2,587,957,000 of loan commitments outstanding as of December 31, 2016 and 2015, respectively, the majority of which contractually expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2016 and 2015, United had $9,000 and $226,000, respectively, of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $121,584,000 and $135,146,000 as of December 31, 2016 and 2015, respectively. In accordance with ASC topic 450, “Contingencies,” United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

United and its subsidiaries are currently involved in various legal proceedings and regulatory inquiries and examinations in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of December 31, 2016, United has only fair value hedges.

For the years ended December 31, 2016 and 2015, the derivative portfolio also included derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. Gains and losses on other derivative financial instruments are netted in noninterest income.

The following table sets forth certain information regarding interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges at December 31, 2016 and 2015.

	Derivative Hedging Instruments
	December 31, 2016		December 31, 2015
(Dollars in thousands)	Notional Amount	Average Pay Rate	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swap (Hedging Commercial Loans)	$94,582	3.64%	$97,157	3.64%

Total Derivatives Used in Fair Value Hedges	$94,582		$97,157

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$94,582		$97,157

The following tables summarize the fair value of United’s derivative financial instruments:

	Asset Derivatives
	December 31, 2016		December 31, 2015
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$24	Other assets	$0

Total derivatives designated as hedging instruments		$24		$0
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,267	Other assets	$2,942

Total derivatives not designated as hedging instruments		$2,267		$2,942

Total asset derivatives		$2,291		$2,942

	Liability Derivatives
	December 31, 2016		December 31, 2015
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$338	Other liabilities	$1,179

Total derivatives designated as hedging instruments		$338		$1,179

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,267	Other liabilities	$2,942

Total derivatives not designated as hedging instruments		$2,267		$2,942

Total liability derivatives		$2,605		$4,121

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2016	December 31, 2015	December 31, 2014
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/(expense)	$(30)	$(813)	$(1,047)

Total derivatives in fair value hedging relationships		$(30)	$(813)	$(1,047)

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income	$0	$0	$0

Total derivatives not designated as hedging instruments		$0	$0	$0

Total derivatives		$(30)	$(813)	$(1,047)

(1) Represents net gains and net losses from derivative assets not designated as hedging instruments.

For the years ended December 31, 2016, 2015 and 2014, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.

NOTE R—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2016	2015	2014
Net Income	$147,083	$137,959	$129,888
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(77)	(113)	(6,478)
Related income tax effect	28	41	2,267
Income tax rate change	208	316	0
Less : OTTI charges recognized in net income	33	47	6,478
Related income tax benefit	(12)	(17)	(2,267)
Reclassification of previous noncredit OTTI to credit OTTI	415	0	8,413
Related income tax benefit	(150)	0	(2,944)

Net unrealized gains on AFS securities with OTTI	445	274	5,469
AFS securities – all other:
Change in net unrealized (losses) gains on AFS securities arising during the period	(12,931)	(6,672)	33,078
Related income tax effect	4,867	2,415	(11,577)
Net reclassification adjustment for gains included in net income	(255)	(133)	(3,357)
Related income tax expense	92	48	1,175

	(8,227)	(4,342)	19,319

Net effect of AFS securities on other comprehensive income	(7,782)	(4,068)	24,788

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	9	8	8
Related income tax expense	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	6	5	5

Defined benefit pension plan:
Net actuarial loss during the period	(2,914)	(2,402)	(29,419)
Related income tax expense (benefit)	1,077	944	10,649
Amortization of prior service cost recognized in net income	0	1	1
Related income tax benefit	0	0	0
Amortization of net actuarial loss recognized in net income	4,921	4,980	1,994
Related income tax benefit	(1,813)	(1,908)	(735)

Net effect of change in defined benefit pension plan on other comprehensive income	1,271	1,615	(17,510)

Total change in other comprehensive income, net of tax	(6,505)	(2,448)	7,283

Total Comprehensive Income	$140,578	$135,511	$137,171

The components of accumulated other comprehensive income for the year ended December 31, 2016 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2016
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2016	($2,515)	($57)	($35,640)	($38,212)
Other comprehensive income before reclassification	(7,884)	6	0	(7,878)
Amounts reclassified from accumulated other comprehensive income	102	0	1,271	1,373

Net current-period other comprehensive income, net of tax	(7,782)	6	1,271	(6,505)

Balance at December 31, 2016	($10,297)	($51)	($34,369)	($44,717)

(a) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2016
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$415		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(255)		Net gains on sales/calls of investment securities

	160		Total before tax
Related income tax effect	(58)		Tax expense

	102		Net of tax
Pension plan:
Net actuarial loss	(2,914	)(a)
Amortization of net actuarial loss	4,921	(b)

	2,007		Total before tax
Related income tax effect	(736)		Tax expense

	1,271		Net of tax

Total reclassifications for the period	$1,373

(a) This AOCI component is included in the computation of changes in plan assets (see Note N, Employee Benefit Plans)

(b) This AOCI component is included in the computation of net periodic pension cost (see Note N, Employee Benefit Plans)

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2016	2015
Assets
Cash and due from banks	$129,486	$39,680
Securities available for sale	4,108	3,168
Securities held to maturity	20	20
Other investment securities	100	100
Investment in subsidiaries:
Bank subsidiaries	2,267,561	1,835,440
Nonbank subsidiaries	6,572	6,484
Other assets	15,404	13,904

Total Assets	$2,423,251	$1,898,796

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$128,868	$128,868
Accrued expenses and other liabilities	58,636	57,293
Shareholders’ equity (including other accumulated comprehensive loss of $44,717 and $38,212 at December 31, 2016 and 2015, respectively)	2,235,747	1,712,635

Total Liabilities and Shareholders’ Equity	$2,423,251	$1,898,796

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2016	2015	2014
Income
Dividends from banking subsidiaries	$75,000	$70,500	$97,000
Net interest income	66	59	59
Management fees:
Bank subsidiaries	35,792	28,955	19,400
Nonbank subsidiaries	27	27	27
Other income	8	58	96

Total Income	110,893	99,599	116,582

Expenses
Operating expenses	40,180	30,016	24,043

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	70,713	69,583	92,539
Applicable income tax benefit	(1,626)	(316)	(1,332)

Income Before Equity in Undistributed Net Income of Subsidiaries	72,339	69,899	93,871
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	74,656	68,012	35,978
Nonbank subsidiaries	88	48	39

Net Income	$147,083	$137,959	$129,888

Condensed Statements of Cash Flows

	Year Ended December 31
(In thousands)	2016	2015	2014
Operating Activities
Net income	$147,083	$137,959	$129,888
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(74,744)	(68,060)	(36,018)
Amortization of net periodic pension costs	393	384	34
Stock-based compensation	2,817	2,484	2,195
Net gain on securities transactions	(8)	(54)	(96)
Net change in other assets and liabilities	(6,401)	8,998	5,172

Net Cash Provided by Operating Activities	69,140	81,711	101,175

Investing Activities
Net purchases of securities	(234)	(1,047)	(90)
Net cash paid in acquisition of subsidiary	(10)	0	(33,271)
Increase in investment in subsidiaries	(100,000)	0	0
Change in other investment securities	0	2	23

Net Cash Used in Investing Activities	(100,244)	(1,045)	(33,338)

Financing Activities
Proceeds from issuance of common stock	199,916	0	0
Cash dividends paid	(96,351)	(88,864)	(82,496)
Acquisition of treasury stock	(1)	(1)	(2)
Proceeds from sale of treasury stock from deferred compensation plan	1	1	81
Excess tax benefits from stock-based compensation arrangements	4,008	1,023	73
Proceeds from exercise of stock options	13,337	7,871	9,878

Net Cash Provided by (Used in) Financing Activities	120,910	(79,970)	(72,466)

Increase (Decrease) in Cash and Cash Equivalents	89,806	696	(4,629)

Cash and Cash Equivalents at Beginning of Year	39,680	38,984	43,613

Cash and Cash Equivalents at End of Year	$129,486	$39,680	$38,984

NOTE T—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2016, were approximately $606,898,000 and $361,521,000, respectively. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2015, was approximately $567,698,000 and $330,953,000, respectively.

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

During 2017, the retained net profits available for distribution to United Bankshares, Inc. by its banking subsidiaries as dividends without regulatory approval, are approximately $148,219,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, the banking subsidiaries are also limited as to the amount they may loan to affiliates, including the parent company. Loans from the banking subsidiaries to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $181,926,000 at December 31, 2016, and must be secured by qualifying collateral.

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

As previously mentioned, the new Basel III Capital Rules became effective for United and its banking subsidiaries on January 1, 2015 (subject to a phase-in period). These new quantitative measures established by regulation to ensure capital adequacy require United and its banking subsidiaries to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2016, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2016, the most recent notification from its regulators, United and its subsidiary banks were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and its subsidiary banks’, United Bank (WV) and United Bank (VA), capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$1,699,984	14.9%	$915,479	≥8.0%	$1,144,348	≥10.0%
United Bank (WV)	638,756	12.2%	418,700	≥8.0%	523,375	≥10.0%
United Bank (VA)	953,891	15.1%	504,445	≥8.0%	630,557	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,625,543	14.2%	$686,609	≥6.0%	$915,479	≥8.0%
United Bank (WV)	590,530	11.3%	314,025	≥6.0%	418,700	≥8.0%
United Bank (VA)	928,301	14.7%	378,334	≥6.0%	504,445	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,393,743	12.2%	$514,957	≥4.5%	$743,826	≥6.5%
United Bank (WV)	590,530	11.3%	235,519	≥4.5%	340,194	≥6.5%
United Bank (VA)	928,301	14.7%	283,751	≥4.5%	409,862	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,625,543	12.2%	$535,227	≥4.0%	$669,033	≥5.0%
United Bank (WV)	590,530	9.8%	239,986	≥4.0%	299,983	≥5.0%
United Bank (VA)	928,301	11.6%	318,925	≥4.0%	398,656	≥5.0%
As of December 31, 2015:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$1,331,492	12.6%	$845,876	≥8.0%	$1,057,345	≥10.0%
United Bank (WV)	591,825	12.6%	377,225	≥8.0%	471,532	≥10.0%
United Bank (VA)	720,676	12.2%	471,303	≥8.0%	589,129	≥10.0%
Tier I Capital (to Risk-
Weighted Assets):
United Bankshares	$1,254,555	11.9%	$634,407	≥6.0%	$845,876	≥8.0%
United Bank (WV)	547,903	11.6%	282,919	≥6.0%	377,225	≥8.0%
United Bank (VA)	687,937	11.7%	353,477	≥6.0%	471,303	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,022,755	9.7%	$475,805	≥4.5%	$687,274	≥6.5%
United Bank (WV)	547,903	11.6%	212,189	≥4.5%	306,496	≥6.5%
United Bank (VA)	687,937	11.7%	265,108	≥4.5%	382,934	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,254,555	10.7%	$468,776	≥4.0%	$585,970	≥5.0%
United Bank (WV)	547,903	10.2%	214,519	≥4.0%	268,149	≥5.0%
United Bank (VA)	687,937	10.5%	263,306	≥4.0%	329,132	≥5.0%

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2016, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2016. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2016 ranged from LIBOR plus 4.50% to LIBOR plus 11.75%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%, or $5.6 million.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2016 Using
(In thousands) Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,786	$0	$95,786	$0
State and political subdivisions	192,812	0	192,812	0
Residential mortgage-backed securities
Agency	584,096	0	584,096	0
Non-agency	7,043	0	7,043	0
Asset-backed securities	217	0	217	0
Commercial mortgage-backed securities
Agency	305,341	0	305,341	0
Trust preferred collateralized debt obligations	33,552	0	0	33,552
Single issue trust preferred securities	11,477	0	11,477	0
Other corporate securities	15,062	0	15,062	0

Total available for sale debt securities	1,245,386	0	1,211,834	33,552
Available for sale equity securities:
Financial services industry	10,735	1,372	9,363	0
Equity mutual funds (1)	1,820	1,820	0	0
Other equity securities	1,273	1,273	0	0

Total available for sale equity securities	13,828	4,465	9,363	0

Total available for sale securities	1,259,214	4,465	1,221,197	33,552
Derivative financial assets:
Interest rate contracts	2,291	0	2,291	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	2,605	0	2,605	0

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

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2016 and 2015. The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2016 and 2015 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2016	2015
Balance, beginning of year	$34,686	$39,558

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	0	(34)

Included in other comprehensive income	(1,134)	(4,838)

Purchases, issuances, and settlements	0	0

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$33,552	$34,686

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2016. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Bank of Georgetown, no fair value measurement of intangible assets was made during the year of 2016 and 2015.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015:

(In thousands) Description	Balance as of December 31, 2016	Fair Value at December 31, 2016 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$80,505	$0	$27,609	$52,896	$5,119
OREO	31,510	0	31,510	0	2,086

(In thousands) Description	Balance as of December 31, 2015	Fair Value at December 31, 2015 Using			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$69,368	$0	$29,186	$40,182	$8,485
OREO	32,228	0	32,228	0	1,141

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash and cash equivalents	$1,434,527	$1,434,527	$0	$1,434,527	$0
Securities available for sale	1,259,214	1,259,214	4,465	1,221,197	33,552
Securities held to maturity	33,258	31,178	0	28,158	3,020
Other securities	111,166	105,608	0	0	105,608
Loans held for sale	8,445	8,445	0	8,445	0
Loans	10,268,366	10,122,486	0	0	10,122,486
Derivative financial assets	2,291	2,291	0	2,291	0
Deposits	10,796,867	10,785,294	0	10,785,294	0
Short-term borrowings	209,551	209,551	0	209,551	0
Long-term borrowings	1,172,026	1,142,782	0	1,142,782	0
Derivative financial liabilities	2,605	2,605	0	2,605	0

December 31, 2015
Cash and cash equivalents	$857,335	$857,335	$0	$857,335	$0
Securities available for sale	1,066,334	1,066,334	3,532	1,028,116	34,686
Securities held to maturity	39,099	36,319	0	33,299	3,020
Other securities	98,749	93,811	0	0	93,811
Loans held for sale	10,681	10,681	0	10,681	0
Loans	9,308,354	9,289,463	0	0	9,289,463
Derivative financial assets	2,942	2,942	0	2,942	0
Deposits	9,341,527	9,332,451	0	9,332,451	0
Short-term borrowings	423,028	423,028	0	423,028	0
Long-term borrowings	1,015,249	988,270	0	988,270	0
Derivative financial liabilities	4,121	4,121	0	4,121	0

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

The trusts utilized in these transactions are variable interest entities (VIEs) as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. United does not consolidate these trusts as it is not the primary beneficiary of these entities because United does not hold a controlling financial interest as evidenced by the power to direct the activities of the VIEs that most significantly impact their economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIEs that could potentially be significant to the VIEs. Information related to United’s statutory trusts is presented in Note K, Notes to Consolidated Financial Statements.

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2016			As of December 31, 2015
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,668	$232,583	$8,085	$240,468	$232,492	$7,976

(1) Represents investment in VIEs.

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2016 and 2015 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Interest income	$108,496	$113,087	$123,137	$125,621
Interest expense	10,212	10,362	12,068	12,368
Net interest income	98,284	102,725	111,069	113,253
Provision for credit losses	4,035	7,667	6,988	5,819
Mortgage banking income	728	789	982	951
Securities gains (losses), net	4	213	1	62
Other noninterest income	15,660	16,965	18,038	15,639
Noninterest expense	58,056	64,855	62,777	62,508
Income taxes	17,879	16,378	18,846	22,472
Net income (1)	34,706	31,792	41,479	39,106

Per share data:
Average shares outstanding (000s):
Basic	69,497	71,484	76,219	76,864
Diluted	69,714	71,809	76,648	77,303
Net income per share:
Basic	$0.50	$0.44	$0.54	$0.51
Diluted	$0.50	$0.44	$0.54	$0.51
Dividends per share	$0.33	$0.33	$0.33	$0.33
2015
Interest income	$104,549	$105,532	$106,309	$107,240
Interest expense	9,800	9,630	9,991	10,085
Net interest income	94,749	95,902	96,318	97,155
Provision for credit losses	5,354	5,716	5,182	6,322
Mortgage banking income	545	663	665	634
Securities losses, net	12	3	111	29
Other noninterest income	17,634	18,832	17,036	17,462
Noninterest expense	57,655	57,730	57,684	58,618
Income taxes	15,304	17,145	16,217	16,864
Net income (1)	34,627	34,809	35,047	33,476

Per share data:
Average shares outstanding (000s):
Basic	69,208	69,306	69,391	69,432
Diluted	69,477	69,587	69,690	69,737
Net income per share:
Basic	$0.50	$0.50	$0.50	$0.48
Diluted	$0.50	$0.50	$0.50	$0.48
Dividends per share	$0.32	$0.32	$0.32	$0.33

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 68-69 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the Compensation Committee (the “Committee”) meeting of the Company on February 27, 2017, the Committee approved the extension of the employment contract with Mr. Adams for an additional year until March 31, 2020.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2017 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2016 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2017 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

Listing of Exhibits—See the Exhibits’ Index on page 136 of this Form 10-K.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Description	S-K Item 601 Table Reference	Sequential Page Number

Agreement and Plan of Reorganization with Bank of Georgetown	(2)	(a)

Agreement and Plan of Reorganization by and among United Bankshares, Inc., UBV Holding Company, LLC and Cardinal Financial Corporation		(b)

Articles of Incorporation and Bylaws:	(3)

(a) Restated and Amended Articles of Incorporation		(c)

(b) Bylaws		(d)

Material Contracts	(10)

(a) Fourth Amended Employment Agreement for Richard M. Adams		(e)

(b) Third Amended Employment Agreement for Richard M. Adams		(f)

(c) Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(g)

(d) First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams		(h)

(e) Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr.		(i)

(f) Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr., Executive Vice-President and James J. Consagra, Jr., Executive Vice-President

(j)

(g) Employment Agreement with J. Paul McNamara		(k)

(h) Supplemental Executive Retirement Agreement for Craige Smith		(l)

(i) Supplemental Executive Retirement Agreement for Mark Tatterson		(m)

(j) Form of Independent Contractor Agreement with Peter A. Converse		(n)

(k) Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald		(o)

Description		S-K Item 601 Table Reference	Sequential Page Number

(l) Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan			(p)

(m) Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan.			(q)

(n) United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors			(r)

(o) United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors			(s)

(p) United Bankshares, Inc. 2011 Long-term Incentive Plan			(t)

(q) United Bankshares, Inc. 2016 Long-term Incentive Plan			(u)

Statement Re: Computation of Ratios		(12)	Filed herewith

Subsidiaries of the Registrant		(21)	Filed herewith

Consent of Ernst & Young LLP		(23)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer		(31.1)	Filed herewith

Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer		(31.2)	Filed herewith

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*	(32.1)	Filed herewith

Certification Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*	(32.2)	Filed herewith

Interactive data file (XBRL)		(101)	Filed herewith

Footnotes

*	Furnished not filed.

(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated and filed November 9, 2015 for United Bankshares, Inc., File No. 0-13322.

(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322.

(c)	Incorporated into this filing by reference to Exhibit 3.1 to the Form 8-K dated December 23, 2008 and filed December 31, 2008 for United Bankshares, Inc., File No. 0-13322.

(d)	Incorporated into this filing by reference to Exhibit 3.2 to the Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No. 0-13322.

(e)	Incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(f)	Incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(g)	Incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(h)	Incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322.

(i)	Incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(j)	Incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(k)	Incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003.

(l)	Incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(m)	Incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(n)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322.

(o)	Incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.0-13322.

(p)	Incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(q)	Incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(r)	Incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(s)	Incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322.

(t)	Incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 0-13322.

(u)	Incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 0-13322.

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 1, 2017

/s/ W.Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2017

/s/ Mark R. Nesselroad	Director	March 1, 2017

/s/ Peter A. Converse	Director	March 1, 2017

/s/ J. Paul McNamara	Director	March 1, 2017

/s/ Lawrence K. Doll	Director	March 1, 2017

/s/ Mary K. Weddle	Director	March 1, 2017

/s/ P. Clinton Winter	Director	March 1, 2017

/s/ Gary G. White	Director	March 1, 2017

/s/ Theodore J. Georgelas	Director	March 1, 2017

/s/ Michael P. Fitzgerald	Director	March 1, 2017