Form 10-Q
period 2017-03-31
UNITED BANKSHARES INC/WV
filed 2017-05-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common Stock, $2.50 Par Value; 104,847,283 shares outstanding as of April 30, 2017.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2017 and December 31, 2016, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income, comprehensive income, consolidated statement of changes in shareholders’ equity and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2017	December 31 2016
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$184,570	$175,468
Interest-bearing deposits with other banks	1,482,031	1,258,334
Federal funds sold	727	725

Total cash and cash equivalents	1,667,328	1,434,527
Securities available for sale at estimated fair value (amortized cost-$1,242,426 at March 31, 2017 and $1,277,639 at December 31, 2016)	1,229,363	1,259,214
Securities held to maturity (estimated fair value-$28,671 at March 31, 2017 and $31,178 at December 31, 2016)	30,350	33,258
Other investment securities	113,698	111,166
Loans held for sale	3,581	8,445
Loans	10,424,856	10,356,719
Less: Unearned income	(15,815)	(15,582)

Loans net of unearned income	10,409,041	10,341,137
Less: Allowance for loan losses	(72,875)	(72,771)

Net loans	10,336,166	10,268,366
Bank premises and equipment	75,817	75,909
Goodwill	863,767	863,767
Accrued interest receivable	39,321	39,400
Other assets	402,924	414,840

TOTAL ASSETS	$14,762,315	$14,508,892

Liabilities
Deposits:
Noninterest-bearing	$3,339,935	$3,171,841
Interest-bearing	7,722,394	7,625,026

Total deposits	11,062,329	10,796,867
Borrowings:
Federal funds purchased	18,100	22,235
Securities sold under agreements to repurchase	210,883	237,316
Federal Home Loan Bank borrowings	887,459	897,707
Other long-term borrowings	224,508	224,319
Reserve for lending-related commitments	902	1,044
Accrued expenses and other liabilities	105,275	93,657

TOTAL LIABILITIES	12,509,456	12,273,145

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-100,000,000 shares; issued-81,179,746 and 81,068,252 at March 31, 2017 and December 31, 2016, respectively, including 28,489 and 28,278 shares in treasury at March 31, 2017 and December 31, 2016, respectively	202,949	202,671
Surplus	1,206,516	1,205,778
Retained earnings	885,022	872,990
Accumulated other comprehensive loss	(40,643)	(44,717)
Treasury stock, at cost	(985)	(975)

TOTAL SHAREHOLDERS’ EQUITY	2,252,859	2,235,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,762,315	$14,508,892

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2017	2016
Interest income
Interest and fees on loans	$108,942	$99,334
Interest on federal funds sold and other short-term investments	2,686	622
Interest and dividends on securities:
Taxable	8,011	7,707
Tax-exempt	1,119	833

Total interest income	120,758	108,496

Interest expense
Interest on deposits	8,468	6,885
Interest on short-term borrowings	304	214
Interest on long-term borrowings	4,366	3,113

Total interest expense	13,138	10,212

Net interest income	107,620	98,284
Provision for loan losses	5,899	4,035

Net interest income after provision for loan losses	101,721	94,249

Other income
Fees from trust and brokerage services	4,886	4,869
Fees from deposit services	7,706	7,973
Bankcard fees and merchant discounts	884	838
Other service charges, commissions, and fees	477	429
Income from bank-owned life insurance	1,217	1,180
Income from mortgage banking	675	728
Other income	361	371
Total other-than-temporary impairments	(44)	0
Portion of loss recognized in other comprehensive income	0	0

Net other-than-temporary impairment losses	(44)	0
Net gains on sales/calls of investment securities	3,984	4

Net investment securities gains	3,940	4

Total other income	20,146	16,392

Other expense
Employee compensation	23,471	22,279
Employee benefits	7,465	6,603
Net occupancy expense	6,784	6,253
Other real estate owned (OREO) expense	1,414	649
Equipment expense	1,965	2,007
Data processing expense	4,043	3,551
Bankcard processing expense	465	368
FDIC insurance expense	1,751	2,120
Other expense	15,484	14,226

Total other expense	62,842	58,056

Income before income taxes	59,025	52,585
Income taxes	20,216	17,879

Net income	$38,809	$34,706

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) — continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2017	2016
Earnings per common share:
Basic	$0.48	$0.50

Diluted	$0.48	$0.50

Dividends per common share	$0.33	$0.33

Average outstanding shares:
Basic	80,902,368	69,497,489
Diluted	81,306,540	69,714,121

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2017	2016
Net income	$38,809	$34,706
Change in net unrealized gain on available-for-sale (AFS) securities, net of tax	3,378	8,493
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in defined benefit pension plan, net of tax	695	729

Comprehensive income, net of tax	$42,883	$43,929

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2017
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2017	81,068,252	$202,671	$1,205,778	$872,990	($44,717)	($975)	$2,235,747
Comprehensive income:
Net income	0	0	0	38,809	0	0	38,809
Other comprehensive income, net of tax:	0	0	0	0	4,074	0	4,074

Total comprehensive income, net of tax							42,883
Stock based compensation expense	0	0	682	0	0	0	682
Purchase of treasury stock (4 shares)	0	0	0	0	0	0	0
Cash dividends ($0.33 per share)	0		0	(26,777)	0	0	(26,777)
Grant of restricted stock (88,971 shares)	88,971	222	(222)	0	0	0	0
Forfeiture of restricted stock (210 shares)	0	0	10	0	0	(10)	0
Common stock options exercised (22,523 shares)	22,523	56	268	0	0	0	324

Balance at March 31, 2017	81,179,746	$202,949	$1,206,516	$885,022	($40,643)	($985)	$2,252,859

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$64,973	$55,821

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2,886	2
Proceeds from sales of securities available for sale	7,376	33
Proceeds from maturities and calls of securities available for sale	91,422	34,966
Purchases of securities available for sale	(64,335)	(23,813)
Purchases of bank premises and equipment	(1,680)	(789)
Proceeds from sales and redemptions of other investment securities	7,465	6,519
Purchases of other investment securities	(6,227)	(7,770)
Proceeds from the sales of OREO properties	1,558	9,910
Net change in loans	(70,415)	(2,295)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(31,950)	16,763

FINANCING ACTIVITIES
Cash dividends paid	(25,311)	(22,968)
Proceeds from exercise of stock options	324	820
Repayment of long-term Federal Home Loan Bank borrowings	(805,176)	(705,025)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	795,000	725,000
Changes in:
Deposits	265,509	(16,959)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(30,568)	(5,946)

NET PROVIDED BY (USED IN) FINANCING ACTIVITIES	199,778	(25,078)

Increase in cash and cash equivalents	232,801	47,506

Cash and cash equivalents at beginning of year	1,434,527	857,335

Cash and cash equivalents at end of period	$1,667,328	$904,841

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$951	$6,966

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2017 and 2016 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2016, has been extracted from the audited financial statements included in United’s 2016 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2016 Annual Report of United on Form 10-K. To conform to the 2017 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 amends ASC 715, “Compensation – Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU 2017-07 is effective for United on January 1, 2018, with early adoption permitted. Management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (topic 350).” ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-04 is effective for United on January 1, 2020, with early adoption permitted, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 changes the definition of a business to assist entities with evaluation when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 is effective for United on January 1, 2018, with early adoption permitted, and management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” United adopted ASU 2016-09 on January 1, 2017 utilizing the modified retrospective method. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees. The new guidance, amongst other things, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $97 for the first quarter of 2017. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. United elected to apply that change in cash flow classification on a retrospective basis, which resulted in an $831 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying Consolidated Statement of Cash Flows for the first three months of 2016. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five step principle-based approach for determining revenue recognition. ASU 2014-09 will be effective for United on January 1, 2018. The Company intends to adopt the amendments of ASU 2014-09 beginning January 1, 2018 through the modified-retrospective transition method with a cumulative effect adjustment to opening retained earnings. The Company’s revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income and gains and losses from securities are not impacted by the standard. Our implementation efforts to date include identification of revenue streams within the scope of the guidance and analyzing those revenue streams to determine the impact of the standard. We are in the process of reviewing and evaluating revenue contracts to determine the impact the new recognition methods will have on revenue recognition. Based on this review, ASU 2014-09 may require the Company to change how it recognizes certain recurring revenue streams related to noninterest income including fees from trust and brokerage services. Although we currently do not expect this standard to have a material impact on the timing or amount of revenue, we are still assessing the potential impact on the Company’s consolidated financial statements.

2. MERGERS AND ACQUISITIONS

Cardinal Financial Corporation

On April 21, 2017 (Cardinal Acquisition Date), United completed its acquisition of Cardinal Financial Corporation (Cardinal). Cardinal was merged with and into UBV Holding Company, LLC (UBV), a wholly-owned subsidiary of United, pursuant to the terms of the Agreement and Plan of Reorganization, dated August 17, 2016, by and among United, UBV and Cardinal (the Merger Agreement). The merger was accounted for under the acquisition method of accounting. The results of operations of Cardinal were not reflected in United’s results of operations for the first quarter of 2017, but will be included in the consolidated results of operations from the Cardinal Acquisition Date.

Under the terms of the Merger Agreement, each outstanding share of common stock of Cardinal, par value $1.00 per share (other than shares held by United or its subsidiaries, in each case except for shares held by them in a fiduciary capacity or in satisfaction of a debt previously contracted) were converted into the right to receive 0.71 shares of United common stock, par value $2.50 per share (United Common Stock), plus cash in lieu of fractional shares. Restricted shares of Cardinal common stock that were outstanding immediately prior to the Merger converted into the right to receive 0.71 shares of United Common Stock, plus cash in lieu of fractional shares. Also under the terms of the Merger Agreement, outstanding Cardinal stock options, whether vested or unvested, converted into fully vested and exercisable stock options with respect to shares of United Common Stock, with appropriate adjustments to reflect the exchange ratio of 0.71.

Immediately following the Merger, Cardinal’s banking subsidiary, Cardinal Bank, was merged with and into United Bank, a wholly-owned Virginia banking subsidiary of UBV (the Bank Merger) pursuant to an Agreement and Plan of Reorganization (the Bank Plan of Merger) dated October 12, 2016.

The acquisition of Cardinal expands United’s existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of March 31, 2017, Cardinal had $4,299,131 in assets with 29 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operated George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland, North Carolina, South Carolina and the District of Columbia; and Cardinal Wealth Services Inc.

Bank of Georgetown

After the close of business on June 3, 2016 (BOG Acquisition Date), United acquired 100% of the outstanding common stock of Bank of Georgetown, a privately held community bank headquartered in Washington, D.C. With this transaction, United continues to expand its existing footprint in the D.C. Metro Region. The results of operations of Bank of Georgetown are included in the consolidated results of operations from the BOG Acquisition Date.

At consummation, Bank of Georgetown had assets of $1,278,837, loans of $999,773, and deposits of $971,369. The transaction was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the BOG Acquisition Date.

The aggregate purchase price was $264,505, including common stock valued at $253,799, stock options assumed valued at $10,696, and cash paid for fractional shares of $10. The number of shares issued in the transaction was 6,527,746, which were valued based on the closing market price of $38.88 for United’s common shares on June 3, 2016. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of $152,845 and $9,058, respectively. The core deposit intangibles are being amortized over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. As a result of the merger, United recorded downward fair value adjustments of $41,745 on the loans acquired and $1,550 on leasehold improvements, respectively, a premium on interest-bearing deposits acquired of $316 and a premium on long-term FHLB advances of $2,659. The remaining discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At March 31, 2017, the premium on the interest-bearing deposits and the FHLB advances had an estimated remaining life of 0.83 years and 8.42 years, respectively. United assumed approximately $300 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of March 31, 2017. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are considered final as of March 31, 2017. However, they are still subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the date of acquisition.

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

The consideration paid for Bank of Georgetown’s common equity and the fair value of acquired identifiable assets and liabilities assumed as of the BOG Acquisition Date were as follows:

Purchase price:
Value of common shares issued (6,527,746 shares)	$253,799
Fair value of stock options assumed	10,696
Cash for fractional shares	10

Total purchase price	264,505

Identifiable assets:
Cash and cash equivalents	29,340
Investment securities	219,783
Loans	968,197
Premises and equipment	5,574
Core deposit intangibles	9,058
Other assets	31,605

Total identifiable assets	$1,263,557
Identifiable liabilities:
Deposits	$971,685
Short-term borrowings	101,021
Long-term borrowings	67,659
Other liabilities	11,532

Total identifiable liabilities	1,151,897

Fair value of net assets acquired including identifiable intangible assets	111,660

Resulting goodwill	$152,845

The operating results of United for the three months ended March 31, 2017 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Bank of Georgetown, has provided $171,303 in total revenues, which represents net interest income plus other income, and $61,253 in net income from the period from the BOG Acquisition Date to March 31, 2017. Bank of Georgetown’s results of operations prior to the BOG Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the three months ended March 31, 2016, as if the Bank of Georgetown merger had occurred on January 1, 2016. These results combine the historical results of Bank of Georgetown into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Bank of Georgetown’s provision for credit losses for the first three months of 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2016. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Three Months Ended March 31,
2016
Total Revenues (1)	$128,095
Net Income	37,333

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities held for indefinite periods of time and all marketable equity securities are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows:

	March 31, 2017
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$71,972	$674	$161	$72,485	$0
State and political subdivisions	196,253	1,862	4,293	193,822	0
Residential mortgage-backed securities
Agency	592,229	3,986	4,836	591,379	0
Non-agency	6,141	404	0	6,545	86
Commercial mortgage-backed securities
Agency	293,660	1,828	1,089	294,399	0
Asset-backed securities	0	0	0	0	0
Trust preferred collateralized debt obligations	48,098	1,224	12,425	36,897	25,952
Single issue trust preferred securities	13,378	268	1,953	11,693	0
Other corporate securities	14,997	138	0	15,135	0
Marketable equity securities	5,698	1,317	7	7,008	0

Total	$1,242,426	$11,701	$24,764	$1,229,363	$26,038

	December 31, 2016
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,247	$698	$159	$95,786	$0
State and political subdivisions	196,350	1,364	4,902	192,812	0
Residential mortgage-backed securities
Agency	585,208	3,999	5,111	584,096	0
Non-agency	6,629	426	12	7,043	86
Commercial mortgage-backed securities
Agency	304,635	1,948	1,242	305,341	0
Asset-backed securities	217	0	0	217	0
Trust preferred collateralized debt obligations	48,558	729	15,735	33,552	25,952
Single issue trust preferred securities	13,363	284	2,170	11,477	0
Other corporate securities	14,996	66	0	15,062	0
Marketable equity securities	12,436	1,398	6	13,828	0

Total	$1,277,639	$10,912	$29,337	$1,259,214	$26,038

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2017 and December 31, 2016.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
March 31, 2017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$32,765	$161	$0	$0
State and political subdivisions	106,137	4,293	0	0
Residential mortgage-backed securities
Agency	316,534	4,790	2,870	46
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	142,214	1,089	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	30,539	12,425
Single issue trust preferred securities	0	0	8,413	1,953
Marketable equity securities	0	0	356	7

Total	$597,650	$10,333	$54,882	$14,431

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,101	$159	$0	$0
State and political subdivisions	116,300	4,902	0	0
Residential mortgage-backed securities
Agency	309,376	5,111	0	0
Non-agency	0	0	218	12
Commercial mortgage-backed securities
Agency	162,479	1,242	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	28,579	15,735
Single issue trust preferred securities	0	0	8,185	2,170
Marketable equity securities	357	6	0	0

Total	$612,613	$11,420	$36,982	$17,917

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

	Three Months Ended March 31
	2017	2016
Proceeds from sales and calls	$98,798	$34,999
Gross realized gains	214	6
Gross realized losses	0	2

At March 31, 2017, gross unrealized losses on available for sale securities were $24,764 on 335 securities of a total portfolio of 639 available for sale securities. Securities in an unrealized loss position at March 31, 2017 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), state and political subdivision securities, single issue trust preferred securities and agency residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The state and political subdivisions securities relate to securities issued by various municipalities The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $196,253 at March 31, 2017. As of March 31, 2017, approximately 80% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of March 31, 2017. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at March 31, 2017.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $885,889 at March 31, 2017. Of the $885,889, $293,660 was related to agency commercial mortgage-backed securities and $592,229 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2017.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage securities was $6,141 at March 31, 2017. Of the $6,141, $915 was rated above investment grade and $5,226 was rated below investment grade. Approximately 22% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 78% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that one of the non-agency mortgage-backed securities was other-than-temporarily impaired at March 31, 2017. The credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2017 on this non-agency residential mortgage-backed security, which is not expected to be sold, was $44. There was no non-credit related other-than-temporary impairment recognized during the first quarter of 2017.

Single issue trust preferred securities

The majority of United’s single-issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2017, it was determined that none of the single issue securities were other-than-temporarily impaired. All single-issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of Ba1 to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2017 consisted of $3,012 in investment grade bonds, $4,666 in split-rated bonds and $5,700 in unrated bonds. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of March 31, 2017.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of March 31, 2017, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that

United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the first quarter of 2017, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the first quarter of 2017 or 2016 related to these securities. The balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $25,952 at March 31, 2017 and December 31, 2016.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of March 31, 2017 consisted of $3,767 in investment grade bonds, $2,779 in split rated bonds, and $36,417 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of March 31, 2017:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$5,565	$5,399	$166	$3,767	$0	$1,798
Mezzanine – Bank (now in senior position)	11,306	9,583	1,723	0	2,779	8,527
Mezzanine – Bank	26,095	17,838	8,257	0	0	26,095
Mezzanine – Bank & Insurance (combination)	5,132	4,077	1,055	0	0	5,132

Totals	$48,098	$36,897	$11,201	$3,767	$2,779	$41,552

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

Overall, the Company believes the lack of new issuances, illiquid secondary market, limited pool of buyers, below investment grade ratings, and complex structures are the key drivers of the remaining unrealized losses in the Company’s Trup Cdos and the robust expected cash flow analysis substantiates the return of the remaining amortized cost under ASC topic 320.

Management also considered the ratings of the Company’s bonds in its portfolio and the extent of downgrades in United’s impairment analysis. However, management considered it imperative to independently perform its own credit analysis based on cash flows as described. The ratings of the investment grade Trup Cdos in the table above range from a low of AA to a high of Aaa. The split-rated Trup Cdos range from a low of Ba1 to a high of BBB. The below investment grade Trup Cdos range from a low of C to a high of Ba2.

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 104.2% to a high of 375.2%, with a median of 160.7%, and a weighted average of 234.4%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2017 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $5,698 at March 31, 2017. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at March 31, 2017.

Other investment securities (cost method)

During the first quarter of 2017, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2017 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded. However, United did recognize a net gain of $3,770 during the first quarter of 2017 on proceeds received from the redemption of a cost method security.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended March 31
	2017	2016
Balance of cumulative credit losses at beginning of period	$22,162	$23,773
Additions for credit losses recognized in earnings during the period:
Additional credit losses on securities for which OTTI was previously recognized	0	0
Reductions for securities sold or paid off during the period	0	0

Balance of cumulative credit losses at end of period	$22,162	$23,773

The amortized cost and estimated fair value of securities available for sale at March 31, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$38,981	$38,931	$53,286	$53,330
Due after one year through five years	266,494	267,488	296,181	297,385
Due after five years through ten years	238,725	240,268	213,094	213,791
Due after ten years	692,528	675,668	702,642	680,880
Marketable equity securities	5,698	7,008	12,436	13,828

Total	$1,242,426	$1,229,363	$1,277,639	$1,259,214

The amortized cost and estimated fair values of securities held-to-maturity are summarized as follows:

	March 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,269	$517	$0	$5,786
State and political subdivisions	5,714	13	0	5,727
Residential mortgage-backed securities
Agency	28	5	0	33
Single issue trust preferred securities	19,319	0	2,214	17,105
Other corporate securities	20	0	0	20

Total	$30,350	$535	$2,214	$28,671

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,295	$570	$0	$5,865
State and political subdivisions	8,598	17	0	8,615
Residential mortgage-backed securities
Agency	30	5	0	35
Single issue trust preferred securities	19,315	0	2,672	16,643
Other corporate securities	20	0	0	20

Total	$33,258	$592	$2,672	$31,178

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2017, the Company’s two largest held-to-maturity single-issue trust preferred exposures were to Wells Fargo ($9,924) and SunTrust Bank ($7,420). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,420) and Royal Bank of Scotland ($976). Other corporate securities consist mainly of bonds of corporations.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2017 and 2016.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,040	$1,040	$1,040	$1,041
Due after one year through five years	8,242	8,770	8,268	8,850
Due after five years through ten years	10,624	9,677	3,585	3,589
Due after ten years	10,444	9,184	20,365	17,698

Total	$30,350	$28,671	$33,258	$31,178

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,011,899 and $1,137,408 at March 31, 2017 and December 31, 2016, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2017	December 31, 2016
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,048,362	$1,049,885
Nonowner-occupied commercial real estate	3,389,261	3,425,453
Other commercial loans	1,683,544	1,613,437

Total commercial, financial & agricultural	6,121,167	6,088,775
Residential real estate	2,389,647	2,403,437
Construction & land development	1,267,994	1,255,738
Consumer:
Bankcard	12,452	14,187
Other consumer	633,596	594,582

Total gross loans	$10,424,856	$10,356,719

The table above does not include loans held for sale of $3,581 and $8,445 at March 31, 2017 and December 31, 2016, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include acquired impaired loans with a recorded investment of $143,045 or 1.37% of total gross loans at March 31, 2017 and $171,596 or 1.66% of total gross loans at December 31, 2016. The contractual principal in these acquired impaired loans was $196,657 and $231,096 at March 31, 2017 and December 31, 2016, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first quarter of 2017 follows:

Accretable yield at the beginning of the period	$29,165
Accretion (including cash recoveries)	(2,744)
Net reclassifications to accretable from non-accretable	1,471
Disposals (including maturities, foreclosures, and charge-offs)	(418)

Accretable yield at the end of the period	$27,474

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $280,687 and $255,476 at March 31, 2017 and December 31, 2016, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2017, United had TDRs of $24,028 as compared to $21,152 as of December 31, 2016. Of the $24,028 aggregate balance of TDRs at March 31, 2017, $11,522 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. Of the $21,152 aggregate balance of TDRs at December 31, 2016, $11,106 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of March 31, 2017, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2017, United had restructured loans in the amount of $2,640 that were modified by a reduction in the interest rate, $5,637 that were modified by a combination of a reduction in the interest rate and the principal and $15,751 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2017 and 2016, segregated by class of loans.

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2017			March 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	4	2,752	2,741	3	1,441	1,438
Residential real estate	0	0	0	1	1,400	1,400
Construction & land development	1	1,456	1,450	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	5	$4,208	$4,191	4	$2,841	$2,838

During the first quarter of 2017, $4,191 of restructured loans were modified by a change in terms. During the first quarter of 2016, $1,438 of restructured loans were modified by a change in terms and $1,400 were modified by a combination of a reduction in the interest rate and the principal. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended March 31, 2017 and 2016 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2017 and 2016, respectively.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2017

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$3,723	$4,789	$8,512	$1,039,850	$1,048,362	$0
Nonowner-occupied	17,214	24,688	41,902	3,347,359	3,389,261	194
Other commercial	18,002	48,503	66,505	1,617,039	1,683,544	889
Residential real estate	28,758	24,214	52,972	2,336,675	2,389,647	3,927
Construction & land development	1,490	4,736	6,226	1,261,768	1,267,994	33
Consumer:
Bankcard	257	256	513	11,939	12,452	256
Other consumer	6,783	1,646	8,429	625,167	633,596	1,415

Total	$76,227	$108,832	$185,059	$10,239,797	$10,424,856	$6,714

(1)	Other includes loans with a recorded investment of $143,045 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2016

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,850	$3,981	$9,831	$1,040,054	$1,049,885	$94
Nonowner-occupied	9,288	20,847	30,135	3,395,318	3,425,453	172
Other commercial	15,273	42,766	58,039	1,555,398	1,613,437	2,518
Residential real estate	29,976	25,991	55,967	2,347,470	2,403,437	4,216
Construction & land development	3,809	7,779	11,588	1,244,150	1,255,738	33
Consumer:
Bankcard	422	141	563	13,624	14,187	141
Other consumer	10,015	1,712	11,727	582,855	594,582	1,412

Total	$74,633	$103,217	$177,850	$10,178,869	$10,356,719	$8,586

(1)	Other includes loans with a recorded investment of $171,596 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$4,789	$3,887
Nonowner-occupied	24,494	20,675
Other commercial	47,614	40,248
Residential real estate	20,287	21,775
Construction & land development	4,703	7,746
Consumer:
Bankcard	0	0
Other consumer	231	300

Total	$102,118	$94,631

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2017
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$962,591	$3,254,108	$1,548,854	$1,145,500
Special mention	19,885	46,886	21,207	23,575
Substandard	65,886	88,267	113,385	98,919
Doubtful	0	0	98	0

Total	$1,048,362	$3,389,261	$1,683,544	$1,267,994

As of December 31, 2016
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$963,503	$3,284,497	$1,463,797	$1,126,742
Special mention	20,490	36,462	26,537	52,327
Substandard	65,892	104,494	122,893	76,669
Doubtful	0	0	210	0

Total	$1,049,885	$3,425,453	$1,613,437	$1,255,738

Credit Quality Indicators

Consumer Credit Exposure

As of March 31, 2017
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,336,055	$11,939	$624,916
Special mention	19,069	257	6,892
Substandard	34,340	256	1,788
Doubtful	183	0	0

Total	$2,389,647	$12,452	$633,596

As of December 31, 2016
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,348,017	$13,624	$582,704
Special mention	18,240	422	10,132
Substandard	36,995	141	1,746
Doubtful	185	0	0

Total	$2,403,437	$14,187	$594,582

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$54,579	$55,111	$0	$46,575	$47,108	$0
Nonowner-occupied	63,542	64,097	0	92,654	93,104	0
Other commercial	58,940	61,184	0	46,064	48,308	0
Residential real estate	19,312	20,946	0	22,747	24,404	0
Construction & land development	17,578	19,186	0	19,863	21,746	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	37	37	0	36	36	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$13,539	$13,704	$1,297	$1,787	$2,082	$815
Nonowner-occupied	14,253	14,253	2,320	17,938	17,938	2,524
Other commercial	69,897	75,180	17,210	43,774	46,188	13,441
Residential real estate	14,161	15,733	3,731	12,066	12,801	3,431
Construction & land development	3,382	7,880	1,213	4,940	7,899	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$68,118	$68,815	$1,297	$48,362	$49,190	$815
Nonowner-occupied	77,795	78,350	2,320	110,592	111,042	2,524
Other commercial	128,837	136,364	17,210	89,838	94,496	13,441
Residential real estate	33,473	36,679	3,731	34,813	37,205	3,431
Construction & land development	20,960	27,066	1,213	24,803	29,645	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	37	37	0	36	36	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$50,577	$368	$32,295	$59
Nonowner-occupied	78,098	214	67,036	207
Other commercial	52,502	318	29,705	100
Residential real estate	21,030	59	24,873	140
Construction & land development	18,720	5	26,015	27
Consumer:
Bankcard	0	0	0	0
Other consumer	37	0	29	0
With an allowance recorded:

	Impaired Loans
	For the Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial real estate:
Owner-occupied	$7,663	$137	$4,372	$27
Nonowner-occupied	16,096	135	7,160	43
Other commercial	56,835	625	34,583	130
Residential real estate	13,113	8	12,809	6
Construction & land development	4,161	22	13,349	42
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$58,240	$505	$36,667	$86
Nonowner-occupied	94,194	349	74,196	250
Other commercial	109,337	943	64,288	230
Residential real estate	34,143	67	37,682	146
Construction & land development	22,881	27	39,364	69
Consumer:
Bankcard	0	0	0	0
Other consumer	37	0	29	0

At March 31, 2017 and December 31, 2016, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $29,902 and $31,510, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2017 and December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $774 and $660, respectively.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three months ended March 31, 2017, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $367 as compared to negative provision for loan losses expense of $437 for the three months ended March 31, 2016.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $902 and $1,044 at March 31, 2017 and December 31, 2016, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by loan portfolio segment, for the three months ended March 31, 2017 and year ended December 31, 2016 are summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2017

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	(628)	(105)	(3,398)	(745)	(1,742)	(667)	0	(7,285)
Recoveries	83	16	504	133	415	339	0	1,490
Provision	(516)	(179)	5,980	965	(664)	345	(32)	5,899

Ending balance	$4,212	$6,615	$36,173	$14,123	$8,615	$2,822	$315	$72,875

Ending Balance: individually evaluated for impairment	$1,297	$2,320	$17,216	$3,731	$1,213	$0	$0	$25,777
Ending Balance: collectively evaluated for impairment	$2,915	$4,295	$18,957	$10,392	$7,402	$2,822	$315	$47,098
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,048,362	$3,389,261	$1,683,544	$2,389,647	$1,267,994	$646,048	$0	$10,424,856
Ending Balance: individually evaluated for impairment	$38,613	$24,179	$95,211	$15,274	$5,824	$0	$0	$179,101
Ending Balance: collectively evaluated for impairment	$986,462	$3,318,670	$1,556,713	$2,359,790	$1,235,064	$646,011	$0	$10,102,710
Ending Balance: loans acquired with deteriorated credit quality	$23,287	$46,412	$31,620	$14,583	$27,106	$37	$0	$143,045

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2016

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction	Consumer	Allowance for	Total
	Owner- occupied	Nonowner- occupied			& Land Development		Estimated Imprecision
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	5,281	419	20,430	4,597	2,659	2,794	0	36,180
Recoveries	3,071	675	3,452	639	433	446	0	8,716
Provision	3,846	1,318	18,737	2,580	(5,373)	3,158	243	24,509

Ending balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771

Ending Balance: individually evaluated for impairment	$815	$2,524	$13,441	$3,431	$3,206	$0	$0	$23,417
Ending Balance: collectively evaluated for impairment	$4,458	$4,359	$19,646	$10,339	$7,400	$2,805	$347	$49,354
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,049,885	$3,425,453	$1,613,437	$2,403,437	$1,255,738	$608,769	$0	$10,356,719
Ending Balance: individually evaluated for impairment	$18,976	$26,835	$56,091	$14,766	$8,152	$0	$0	$124,820
Ending Balance: collectively evaluated for impairment	$1,005,999	$3,323,117	$1,527,479	$2,373,969	$1,221,006	$608,733	$0	$10,060,303
Ending Balance: loans acquired with deteriorated credit quality	$24,910	$75,501	$29,867	$14,702	$26,580	$36	$0	$171,596

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$69,635	($47,728)	$21,907

Goodwill not subject to amortization			$863,767

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangible assets	$69,635	($46,681)	$22,954

Goodwill not subject to amortization			$863,767

United incurred amortization expense of $1,048 and $745 for the quarters ended March 31, 2017 and 2016, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2016:

Year	Amount
2017	$4,190
2018	3,707
2019	3,450
2020	3,252
2021 and thereafter	8,355

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2017, federal funds purchased were $18,100 while total securities sold under agreements to repurchase (REPOs) were $210,883. Included in the $210,883 of total REPOs is a wholesale REPOs of $50,000, assumed in the Virginia Commerce merger. This wholesale REPO is scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2017, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2017, United had an unused borrowing amount of approximately $2,835,195 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2017, $887,459 of FHLB advances with a weighted-average interest rate of 0.88% are scheduled to mature within the next eight years. No overnight funds are included in the $887,459 of FHLB advances above at March 31, 2017. The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2017	$815,915
2018	10,441
2019	35,000
2020	0
2021 and thereafter	26,103

Total	$887,459

At March 31, 2017, United had a total of thirteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2017 and December 31, 2016, the outstanding balance of the Debentures was $224,508 and $224,319, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

As of March 31, 2017, the Trust Preferred Securities qualified as Tier 1 regulatory capital of United for regulatory purposes. In July of 2013, United’s primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. Because United was less than $15 billion in total consolidated assets, the Basel III Capital Rules grandfathered United’s Trust Preferred Securities as Tier 1 capital under the limitations for restricted capital elements in the general risk-based capital rules. As a result, beginning in 2015, United’s Trust Preferred Securities was subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules. Trust preferred securities no longer included in United’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out.

However, with the acquisition of Cardinal on April 21, 2017, United’s total consolidated assets now exceed $15 billion. As a result, United’s Trust Preferred Securities will no longer be included in United’s Tier 1 capital but will be included as a component of Tier 2 capital on a permanent basis without phase-out. This new requirement will be reflected in United’s regulatory capital amounts for June 30, 2017, the first reporting period after the Cardinal acquisition.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $2,777,011 and $2,823,396 of loan commitments outstanding as of March 31, 2017 and December 31, 2016, respectively, approximately half of which expire within one year.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2017 and December 31, 2016, United had $9 of outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $116,315 and $121,584 as of March 31, 2017 and December 31, 2016, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. As of March 31, 2017, United has only fair value hedges.

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

The following table sets forth certain information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under the Derivatives and Hedging topic at March 31, 2017.

Derivative Classifications and Hedging Relationships

March 31, 2017

	Notional Amount	Average Pay Rate
Fair Value Hedges:
Pay Fixed Swaps (Hedging Commercial Loans)	$93,599	3.64%

Total Derivatives Used in Fair Value Hedges	$93,599

Total Derivatives Used for Interest Rate Risk Management and Designated as Hedges	$93,599

The following tables summarize the fair value of United’s derivative financial instruments.

	Asset Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$321	Other assets	$24

Total derivatives designated as hedging instruments		$321		$24

Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	$2,089	Other assets	$2,267

Total derivatives not designated as hedging instruments		$2,089		$2,267

Total asset derivatives		$2,410		$2,291

	Liability Derivatives
	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other liabilities	$244	Other liabilities	$338

Total derivatives designated as hedging instruments		$244		$338

Derivatives not designated as hedging instruments
Interest rate contracts	Other liabilities	$2,089	Other liabilities	$2,267

Total derivatives not designated as hedging instruments		$2,089		$2,267

Total liability derivatives		$2,333		$2,605

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

The effect of United’s derivative financial instruments on it Consolidated Statement of Income for the first three months ended March 31, 2017 and 2016 is presented below:

			Three Months Ended
	Income Statement Location		March 31, 2017	March 31, 2016
Derivatives in fair value hedging relationships
Interest rate contracts	Interest income/	(expense)	$(158)	$281

Total derivatives in fair value hedging relationships			$(158)	$281

Derivatives not designated as hedging instruments
Interest rate contracts (1)	Other income		$0	$0

Total derivatives not designated as hedging instruments			$0	$0

Total derivatives			$(158)	$281

(1)	Represents net gains and net losses from derivative assets not designated as hedging instruments.

For the first three months ended March 31, 2017 and 2016, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but were not significant to United’s Consolidated Statements of Income.

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

Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2017, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2017. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at March 31, 2017 ranged from LIBOR plus 4.00% to LIBOR plus 9.50%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 17%, or $6,283.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2017 Using
Description	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$72,485	$0	$72,485	$0
State and political subdivisions	193,822	0	193,822	0
Residential mortgage-backed securities
Agency	591,379	0	591,379	0
Non-agency	6,544	0	6,544	0
Asset-backed securities	0	0	0	0
Commercial mortgage-backed securities
Agency	294,399	0	294,399	0
Trust preferred collateralized debt obligations	36,898	0	0	36,898
Single issue trust preferred securities	11,693	0	11,693	0
Other corporate securities	15,135	0	15,135	0

Total available for sale debt securities	1,222,355	0	1,185,457	36,898
Available for sale equity securities:
Financial services industry	3,975	1,062	2,913	0
Equity mutual funds (1)	1,901	1,901	0	0
Other equity securities	1,132	1,132	0	0

Total available for sale equity securities	7,008	4,095	2,913	0

Total available for sale securities	1,229,363	4,095	1,188,370	36,898
Derivative financial assets:
Interest rate contracts	2,410	0	2,410	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	2,333	0	2,333	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2016 Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,786	$0	$95,786	$0
State and political subdivisions	192,812	0	192,812	0
Residential mortgage-backed securities
Agency	584,096	0	584,096	0
Non-agency	7,043	0	7,043	0
Asset-backed securities	217	0	217	0
Commercial mortgage-backed securities
Agency	305,341	0	305,341	0
Trust preferred collateralized debt obligations	33,552	0	0	33,552
Single issue trust preferred securities	11,477	0	11,477	0
Other corporate securities	15,062	0	15,062	0

Total available for sale debt securities	1,245,386	0	1,211,834	33,552
Available for sale equity securities:
Financial services industry	10,735	1,372	9,363	0
Equity mutual funds (1)	1,820	1,820	0	0
Other equity securities	1,273	1,273	0	0

Total available for sale equity securities	13,828	4,465	9,363	0

Total available for sale securities	1,259,214	4,465	1,221,197	33,552
Derivative financial assets:
Interest rate contracts	2,291	0	2,291	0
Liabilities
Derivative financial liabilities:
Interest rate contracts	2,605	0	2,605	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key
officers	of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2017 and the year ended December 31, 2016. The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2017 and December 31, 2016 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2017	December 31, 2016
Balance, beginning of period	$33,552	$34,686
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	0
Included in other comprehensive income	3,346	(1,134)
Purchases, issuances, and settlements	0	0
Transfers in and/or out of Level 3	0	0

Balance, end of period	$36,898	$33,552

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

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

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2017. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No fair value measurement of intangible assets was made during the first quarter of 2017 and 2016.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period.

Description	Balance as of March 31, 2017	Carrying value at March 31, 2017			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired Loans	$115,232	$0	$58,564	$56,668	$2,086
OREO	29,902	0	29,902	0	437

		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$80,505	$0	$27,609	$52,896	$5,119
OREO	31,510	0	31,510	0	2,086

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

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Cash and cash equivalents	$1,667,328	$1,667,328	$0	$1,667,328	$0
Securities available for sale	1,229,363	1,229,363	4,095	1,188,203	37,065
Securities held to maturity	30,350	28,671	0	25,651	3,020
Other securities	113,698	108,013	0	0	108,013
Loans held for sale	3,581	3,581	0	3,581	0
Loans	10,336,166	10,148,937	0	0	10,148,937
Derivative financial assets	2,410	2,410	0	2,410	0
Deposits	11,062,329	11,045,815	0	11,045,815	0
Short-term borrowings	178,983	178,983	0	178,983	0
Long-term borrowings	1,161,967	1,134,671	0	1,134,671	0
Derivative financial liabilities	2,333	2,333	0	2,333	0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Cash and cash equivalents	$1,434,527	$1,434,527	$0	$1,434,527	$0
Securities available for sale	1,259,214	1,259,214	4,465	1,221,197	33,552
Securities held to maturity	33,258	31,178	0	28,158	3,020
Other securities	111,166	105,608	0	0	105,608
Loans held for sale	8,445	8,445	0	8,445	0
Loans	10,268,366	10,122,486	0	0	10,122,486
Derivative financial assets	2,291	2,291	0	2,291	0
Deposits	10,796,867	10,785,294	0	10,785,294	0
Short-term borrowings	209,551	209,551	0	209,551	0
Long-term borrowings	1,172,026	1,142,782	0	1,142,782	0
Derivative financial liabilities	2,605	2,605	0	2,605	0

13. STOCK BASED COMPENSATION

On May 18, 2016, United’s shareholders approved the 2016 Long-Term Incentive Plan (2016 LTI Plan). The 2016 LTI Plan became effective as of May 18, 2016 and replaced the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. An award granted under the 2016 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2016 LTI Plan is 1,700,000. The 2016 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the Board). Unless otherwise determined by the Board, the Compensation Committee of the Board (the Committee) shall administer the 2016 LTI Plan. Any and all shares may be issued in respect of any of the types of Awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is 500,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,200,000. The shares to be offered under the 2016 LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee director during any calendar year is 10,000. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 5,000 shares to any individual non-employee director. Subject to certain change in control provisions, the 2016 LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form S-8 was filed on July 29, 2016 with the Securities and Exchange Commission to register all the shares which were available for the 2016 LTI Plan. During the first quarter of 2017, a total of 251,617 non-qualified stock options and 88,971 shares of restricted stock were granted under the 2016 LTI Plan.

Compensation expense of $682 and $658 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2017 and 2016, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

Stock Options

United currently has options outstanding from various option plans other than the 2016 LTI Plan (the Prior Plans); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.

A summary of activity under United’s stock option plans as of March 31, 2017, and the changes during the first three months of 2017 are presented below:

	Three Months Ended March 31, 2017
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2017	1,411,735			$28.05
Granted	251,167			45.30
Exercised	(22,523)			25.12
Forfeited or expired	(750)			45.30

Outstanding at March 31, 2017	1,640,079	$19,662	6.2	$30.73

Exercisable at March 31, 2017	1,124,082	$17,658	4.9	$26.54

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2017	430,278	$6.84
Granted	251,617	8.85
Vested	(165,148)	6.63
Forfeited or expired	750	8.85

Nonvested at March 31, 2017	515,997	$7.88

During the three months ended March 31, 2017 and 2016, 22,523 and 42,441 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2017 and 2016 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2017 and 2016 was $452 and $678, respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	137,268	$33.61
Granted	88,971	45.30
Vested	(53,424)	32.17
Forfeited	(210)	45.30

Outstanding at March 31, 2017	172,605	$40.07

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

In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the Plan) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan.

As of December 31, 2016, United changed the method used to estimate the interest cost component of net periodic benefit cost for the Plan. Under the previous method, appropriate spot rates were used to discount the projected benefit obligation (PBO) cash flows based on date of measurement. Then, a single aggregated discount rate was calculated such that the present value of the PBO remained the same. This rate is technically a weighted-average of the spot rates. This single discount rate was applied to the interest and service costs as well. Under the full yield curve approach, separate discount rates are used to calculate the present value for each projected cash flow. This does not have any impact on the present value of the PBO as the PBO was originally discounted with spot rates. The adoption of this method concerns the manner in which it affects interest and service costs. This new method constitutes a change in an accounting estimate under the provisions of ASC topic 250, “Accounting Changes and Error Corrections,” that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic pension cost beginning January 1, 2017. The impact of this accounting change on United’s net periodic pension cost for the first quarter of 2017 was a decline of $247 in expense from the amount that would have been recorded under the previous method.

Included in accumulated other comprehensive income at December 31, 2016 are unrecognized actuarial losses of $53,991 ($34,014 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $4,411 ($2,779 net of tax).

Net periodic pension cost for the three months ended March 31, 2017 and 2016 included the following components:

	Three Months Ended
	2017	2016
Service cost	$562	$607
Interest cost	1,265	1,456
Expected return on plan assets	(2,027)	(2,012)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,087	1,148
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$887	$1,199

Weighted-Average Assumptions:
Discount rate	4.49%	4.75%
Expected return on assets	7.00%	7.25%
Rate of compensation increase (prior to age 45)	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2017, United has provided a liability for $2,493 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2013, 2014 and 2015 and certain State Taxing authorities for the years ended December 31, 2013 through 2015.

As of March 31, 2017 and 2016, the total amount of accrued interest related to uncertain tax positions was $589 and $752, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31
	2017	2016
Net Income	$38,809	$34,706
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(44)	0
Related income tax effect	16	0
Less: OTTI charges recognized in net income	44	0
Related income tax benefit	(16)	0
Reclassification of previous noncredit OTTI to credit OTTI	0	0
Related income tax benefit	0	0

Net unrealized gain (loss) on AFS securities with OTTI	0	0

	Three Months Ended
	March 31
	2017	2016
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	5,576	13,317
Related income tax effect	(2,063)	(4,821)
Net reclassification adjustment for losses (gains) included in net income	(214)	(4)
Related income tax (benefit) expense	79	1

	3,378	8,493

Net effect of AFS securities on other comprehensive income	3,378	8,493
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	1
Related income tax expense	(1)	(0)

Net effect of HTM securities on other comprehensive income	1	1
Pension plan:
Recognized net actuarial loss	1,087	1,148
Related income tax benefit	(392)	(419)

Net effect of change in pension plan asset on other comprehensive income	695	729

Total change in other comprehensive income	4,074	9,223

Total Comprehensive Income	$42,883	$43,929

The components of accumulated other comprehensive income for the three months ended March 31, 2017 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Three Months Ended March 31, 2017

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2017	($10,297)	($51)	($34,369)	($44,717)
Other comprehensive income before reclassification	3,513	1	0	3,514
Amounts reclassified from accumulated other comprehensive income	(135)	0	695	560

Net current-period other comprehensive income, net of tax	3,378	1	695	4,074

Balance at March 31, 2017	($6,919)	($50)	($33,674)	($40,643)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Three Months Ended March 31, 2017

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(214)	Net gains on sales/calls of investment securities

	(214)	Total before tax
Related income tax effect	79	Tax expense

	(135)	Net of tax
Pension plan:
Recognized net actuarial loss	1,087 (a)

	1,087	Total before tax
Related income tax effect	(392)	Tax expense

	695	Net of tax

Total reclassifications for the period	$560

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

Earnings per common share is computed using the two-class method. The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended March 31
	2017	2016
Distributed earnings allocated to common stock	$26,722	$22,954
Undistributed earnings allocated to common stock	12,014	11,688

Net earnings allocated to common shareholders	$38,736	$34,642

Average common shares outstanding	80,902,368	69,497,489
Common stock equivalents	404,172	216,632

Average diluted shares outstanding	81,306,540	69,714,121

Earnings per basic common share	$0.48	$0.50
Earnings per diluted common share	$0.48	$0.50

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

United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2017			As of December 31, 2016
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$240,631	$232,522	$8,109	$240,668	$232,583	$8,085

(1)	Represents investment in VIEs.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On April 21, 2017, United completed its acquisition of Cardinal Financial Corporation (Cardinal). Cardinal was merged with and into UBV Holding Company, LLC (UBV), a wholly-owned subsidiary of United, pursuant to the terms of the Agreement and Plan of Reorganization, dated August 17, 2016, by and among United, UBV and Cardinal (the Merger Agreement). The merger was accounted for under the acquisition method of accounting. The results of operations of Cardinal were not reflected in United’s results of operations for the first quarter of 2017, but will be included in the consolidated results of operations from the acquisition date.

Immediately following the Merger, Cardinal’s banking subsidiary, Cardinal Bank, was merged with and into United Bank, a wholly-owned Virginia banking subsidiary of UBV (the Bank Merger) pursuant to an Agreement and Plan of Reorganization (the Bank Plan of Merger) dated October 12, 2016.

The acquisition of Cardinal expands United’s existing footprint in the Washington, D.C. Metropolitan Statistical Area. As of March 31, 2017, Cardinal had $4.30 billion in assets with 29 banking offices throughout the Washington D.C. Metropolitan region. Cardinal also operated George Mason Mortgage, LLC, a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland, North Carolina, South Carolina and the District of Columbia; and Cardinal Wealth Services Inc.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2017, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2017, the allowance for loan losses was $72.9 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.3 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2017 net income by approximately $4.7 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At March 31, 2017, approximately 9.33% of total assets, or $1.38 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 93.19% or $1.28 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 6.81% or $93.73 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2017, only $2.33 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of March 31, 2017 were $14.76 billion, which was an increase of $253.42 million or 1.75% from December 31, 2016. The increase was mainly due to an increase of $232.80 million or 16.23% in cash and cash equivalents. Portfolio loans were relatively flat, increasing $67.90 million or less than 1%. Investment securities decreased $30.23 million or 2.15%. Loans held for sale and other assets decreased $4.86 million or 57.60% and $11.92 million or 2.87%, respectively. Total liabilities increased $236.31 million or 1.93% from year-end 2016. Deposits increased $265.46 million or 2.46%. Borrowings decreased $40.63 million or 2.94% while accrued expenses and other liabilities increased $11.62 million or 12.40%. Shareholders’ equity was relatively flat from December 31, 2016, increasing $17.11 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2017 increased $232.80 million or 16.23% from year-end 2016. Of this total increase, cash and due from banks increased $9.10 million while interest-bearing deposits with other banks increased $223.70 million or 17.78% as United placed excess cash in an interest-bearing account with the Federal Reserve. Federal funds sold were flat. During the first three months of 2017, net cash of $64.97 million and $199.78 million was provided by operating activities and financing activities, respectively, while $31.95 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2017 and 2016.

Securities

Total investment securities at March 31, 2017 decreased $30.23 million or 2.15% from year-end 2016. Securities available for sale decreased $29.85 million or 2.37%. This change in securities available for sale reflects $98.58 million in sales, maturities and calls of securities, $64.34 million in purchases, and an increase of $5.36 million in market value. Securities held to maturity decreased $2.91 million or 8.74% from year-end 2016 due to calls and maturities of securities. Other investment securities increased $2.53 million or 2.28% from year-end 2016 due to the purchase of Federal Reserve Bank (FRB) stock.

The following table summarizes the changes in the available for sale securities since year-end 2016:

	March 31	December 31
(Dollars in thousands)	2017	2016	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$72,485	$95,786	$(23,301)	(24.33%)
State and political subdivisions	193,822	192,812	1,010	0.52%
Mortgage-backed securities	892,323	896,480	(4,157)	(0.46%)
Asset-backed securities	0	217	(217)	(100.00%)
Marketable equity securities	7,008	13,828	(6,820)	(49.32%)
Trust preferred collateralized debt obligations	36,897	33,552	3,345	9.97%
Single issue trust preferred securities	11,693	11,477	216	1.88%
Corporate securities	15,135	15,062	73	0.48%

Total available for sale securities, at fair value	$1,229,363	$1,259,214	$(29,851)	(2.37%)

The following table summarizes the changes in the held to maturity securities since year-end 2016:

	March 31	December 31
(Dollars in thousands)	2017	2016	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,269	$5,295	$(26)	(0.49%)
State and political subdivisions	5,714	8,598	(2,884)	(33.54%)
Mortgage-backed securities	28	30	(2)	(6.67%)
Single issue trust preferred securities	19,319	19,315	4	0.02%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$30,350	$33,258	$(2,908)	(8.74%)

At March 31, 2017, gross unrealized losses on available for sale securities were $24.76 million. Securities in an unrealized loss position at March 31, 2017 consisted primarily of state and political subdivisions securities, Trup Cdos, single issue trust preferred securities and agency residential mortgage-backed securities. The state and political subdivisions securities relate to securities issued by various municipalities. The Trup Cdos and the single issue trust preferred securities relate mainly to underlying securities of financial institutions. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of March 31, 2017, United’s mortgage-backed securities had an amortized cost of $892.06 million, with an estimated fair value of $892.36 million. The portfolio consisted primarily of $592.26 million in agency residential mortgage-backed securities with a fair value of $591.41 million, $6.14 million in non-agency residential mortgage-backed securities with an estimated fair value of $6.55 million, and $293.66 million in commercial agency mortgage-backed securities with an estimated fair value of $294.40 million.

As of March 31, 2017, United’s corporate securities had an amortized cost of $101.68 million, with an estimated fair value of $88.03 million. The portfolio consisted primarily of $48.10 million in Trup Cdos with a fair value of $36.90 million and $32.70 million in single issue trust preferred securities with an estimated fair value of $28.80 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including marketable equity securities, with an amortized cost of $20.72 million and a fair value of $22.16 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.40 million of the Company’s pooled securities, while mezzanine tranches represent $31.50 million. Of the $31.50 million in mezzanine tranches, $9.58 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of March 31, 2017, Trup Cdos with a fair value of $3.32 million were investment grade, $2.33 million were split rated, and the remaining $31.25 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of March 31, 2017, United’s single issue trust preferred securities had a fair value of $28.80 million. Of the $28.80 million, $12.97 million or 45.04% were investment grade; $8.96 million or 31.11% were split rated; $2.97 million or 10.30% were below investment grade; and $3.90 million or 13.54% were unrated. The two largest exposures accounted for 54.09% of the $28.80 million. These included Wells Fargo at $8.98 million and SunTrust Bank at $6.60 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of March 31, 2017:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						Dollars in thousands
SECURITY 1	Senior	Sr	Ca	NR	WD	$1,798	$2,084	$(286)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	4,528	1,900	7,398
SECURITY 4	Mezzanine	C	Caa3	NR	C	1,238	1,554	(316)	1,546
SECURITY 5	Mezzanine	C-2	Caa2	NR	C	1,978	1,148	830	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,375	541	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,493	3,442	1,051	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,677	2,584	1,093	1,651
SECURITY 12	Senior (org Mezz)	Mez	Caa1	NR	C	1,246	1,718	(472)	588
SECURITY 13	Senior (org Mezz)	Mez	Caa1	NR	C	852	1,002	(150)	406
SECURITY 14	Mezzanine	B-1	Ba2	NR	CCC	3,300	2,062	1,238	422

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						Dollars in thousands
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	4,200	2,236	3,531
SECURITY 16	Mezzanine	B-2	Ca	NR	C	3,439	2,250	1,189	1,561
SECURITY 17	Mezzanine	B-1	Caa2	NR	C	2,250	1,800	450	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	3,767	3,315	452	0
SECURITY 19	Senior (org Mezz)	B	Ba1	NR	BBB	2,780	2,335	445	0
SECURITY 22	Mezzanine	B-1	B2	NR	C	2,500	1,500	1,000	0

						$48,098	$36,897	$11,201	$20,613

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	6	4.1%	13.3%	6.9%	25%	(50.3)%	57.0%	43.0%
2	7	0.0%	11.1%	5.3%	N/A	(104.7)%	45.4%	54.6%
4	39	11.9%	12.1%	6.4%	0 - 90%	(1.8)%	41.4%	58.6%
5	40	0.0%	10.6%	6.0%	N/A	(0.3)%	91.3%	8.7%
6	41	0.0%	15.9%	5.9%	N/A	(19.5)%	58.5%	41.5%
7	18	0.0%	12.0%	5.6%	N/A	(10.5)%	84.8%	15.2%
8	22	0.0%	22.4%	5.8%	N/A	(28.7)%	68.3%	31.7%
12	5	0.0%	14.5%	4.7%	N/A	(3.2)%	73.3%	26.7%
13	5	0.0%	14.5%	4.7%	N/A	(3.2)%	85.9%	14.1%
14	39	3.6%	7.3%	5.9%	0 - 90%	9.3%	88.0%	12.0%
15	18	0.8%	13.2%	7.4%	90%	(34.0)%	64.4%	35.6%
16	14	0.0%	15.9%	5.5%	N/A	(17.7)%	68.8%	31.2%
17	26	0.0%	7.4%	6.2%	N/A	(2.1)%	75.0%	25.0%
18	28	1.0%	15.2%	5.3%	15%	73.7%	100.0%	0.0%
19	5	0.0%	4.6%	5.3%	N/A	37.8%	100.0%	0.0%
22	30	1.5%	4.8%	5.9%	50%	5.4%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities as of March 31, 2017:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant	NR	NR	WD	$5,700	$3,900	$1,800
Bank of America	Ba1	NR	BBB-	4,666	4,513	153
M&T Bank	NR	BBB-	BBB-	3,012	3,280	(268)

				$13,378	$11,693	1,685

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.42 million) and Royal Bank of Scotland ($976 thousand).

During the first quarter of 2017, United recognized other-than-temporary impairment charges of $44 thousand on one non-agency residential mortgage-backed investment security. Other than that security, management does not believe that any individual security with an unrealized loss as of March 31, 2017 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans

Loans held for sale decreased $4.86 million or 57.60% as loan sales in the secondary market exceeded loan originations during the first three months of 2017. Portfolio loans, net of unearned income, were flat from year-end 2016, increasing $67.90 million or less than 1%. Since year-end 2016, commercial, financial and agricultural loans were relatively flat, increasing $32.39 million less than 1% as commercial loans (not secured by real estate) increased $70.11 million and commercial real estate loans decreased $37.72 million. In addition, construction and land development loans and residential real estate loans were relatively flat, increasing $12.26 million and decreasing $13.79 million, respectively. Both changes were less than 1%. Bankcard lending decreased $1.74 million or 12.23% while other consumer loans increased $39.01 million or 6.56% due mainly to an increase in automobile loans. Organically, portfolio loans grew $70.42 million from year-end 2016.

The following table summarizes the changes in the major loan classes since year-end 2016:

	March 31	December 31
(Dollars in thousands)	2017	2016	$ Change	% Change
Loans held for sale	$3,581	$8,445	$(4,864)	(57.60%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,048,362	$1,049,885	$(1,523)	(0.15%)
Nonowner-occupied commercial real estate	3,389,261	3,425,453	(36,192)	(1.06%)
Other commercial loans	1,683,544	1,613,437	70,107	4.35%

Total commercial, financial, and agricultural	$6,121,167	$6,088,775	$32,392	0.53%
Residential real estate	2,389,647	2,403,437	(13,790)	(0.57%)
Construction & land development	1,267,994	1,255,738	12,256	0.98%
Consumer:
Bankcard	12,452	14,187	(1,735)	(12.23%)
Other consumer	633,596	594,582	39,014	6.56%
Less: Unearned income	(15,815)	(15,582)	(233)	1.50%

Total Loans, net of unearned income	$10,409,041	$10,341,137	$67,904	0.66%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $11.92 million or 2.87% from year-end 2016. Deferred tax assets decreased $5.16 million. The remainder of the decrease in other assets is the result of decreases of $1.61 million in OREO due to sales and adjustments to the fair value of properties and $1.05 million in core deposit intangibles due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2017 increased $265.46 million or 2.46% from year-end 2016. In terms of composition, noninterest-bearing deposits increased $168.09 million or 5.30% while interest-bearing deposits increased $97.37 million or 1.28% from December 31, 2016.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $72.40 million or 2.98%. In addition, noninterest-bearing deposits of public funds increased $15.29 million or 15.14%.

All major categories of interest-bearing deposits except time deposits less than $100,000 increased from year-end 2016. Interest-bearing checking accounts increased $73.68 million or 4.14% mainly due to increases of $45.63 million and $26.86 million in commercial and personal interest-bearing checking accounts, respectively. Regular savings increased $26.98 million or 3.74%. Interest-bearing MMDAs were flat, increasing $11.19 million or less than 1% as commercial MMDAs increased $75.11 million while personal MMDAs declined $45.14 million. Time deposits over

$100,000 were also relatively flat, increasing $9.46 million or less than 1% as Certificate of Deposit Account Registry Service (CDARS) balances increased $56.49 million while public funds certificates of deposits (CDs) deposits over $100,000 and brokerage deposits declined $17.51 million and $19.77 million, respectively. Time deposits under $100,000 decreased $23.95 million or 3.46%. This decrease in time deposits under $100,000 is the result of a $33.87 million decrease in fixed rate CDs.

The following table summarizes the changes in the deposit categories since year-end 2016:

(Dollars in thousands)	March 31 2017	December 31 2016	$ Change	% Change
Demand deposits	$3,339,935	$3,171,841	$168,094	5.30%
Interest-bearing checking	1,851,836	1,778,156	73,680	4.14%
Regular savings	748,208	721,224	26,984	3.74%
Money market accounts	3,163,088	3,151,896	11,192	0.36%
Time deposits under $100,000	669,060	693,005	(23,945)	(3.46%)
Time deposits over $100,000 (1)	1,290,202	1,280,745	9,457	0.74%

Total deposits	$11,062,329	$10,796,867	$265,462	2.46%

(1)	Includes time deposits of $250,000 or more of $503,138 and $536,507 at March 31, 2017 and December 31, 2016, respectively.

Borrowings

Total borrowings at March 31, 2017 decreased $40.63 million or 2.94% from year-end 2016. During the first three months of 2017, short-term borrowings decreased $30.57 million or 14.59% due to a $26.43 million decrease in short-term securities sold under agreements to repurchase and a $4.14 million decrease in federal funds purchased. Long-term borrowings were relatively flat from year-end 2016, decreasing $10.06 million or less than 1% due to net repayments on long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2016:

(Dollars in thousands)	March 31 2017	December 31 2016	$ Change	% Change
Federal funds purchased	$18,100	$22,235	$(4,135)	(18.60%)
Short-term securities sold under agreements to repurchase	160,883	187,316	(26,433)	(14.11%)
Long-term securities sold under agreements to repurchase	50,000	50,000	0	0.00%
Long-term FHLB advances	887,459	897,707	(10,248)	(1.14%)
Issuances of trust preferred capital securities	224,508	224,319	189	0.08%

Total borrowings	$1,340,950	$1,381,577	$(40,627)	(2.94%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2017 increased $11.62 million or 12.40% from year-end 2016. In particular, income taxes payable increased $11.18 million due to a timing difference and business franchise taxes increased $1.57 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $3.20 million in incentive payables due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2017 was relatively flat from December 31, 2016, increasing $17.11 million or less than 1%. Earnings net of dividends for the first three months of 2017 were $12.03 million.

Accumulated other comprehensive income increased $4.07 million due mainly to an increase of $3.38 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of pension costs was $695 thousand for the first quarter of 2017.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2017 was $38.81 million or $0.48 per diluted share compared to $34.71 million or $0.50 per share for the first three months of 2016. The decrease in earnings per share was primarily a result of 4,330,000 common shares issued in a $199.9 million public offering completed in December of 2016.

United’s annualized return on average assets for the first three months of 2017 was 1.09% and return on average shareholders’ equity was 6.98% as compared to 1.13% and 8.06% for the first three months of 2016.

Net interest income for the first three months of 2017 was $107.62 million, which was an increase of $9.34 million or 9.50% from net interest income of $98.28 million for the first three months of 2016. The increase in net interest income occurred because total interest income increased $12.26 million while total interest expense only increased $2.93 million from the first quarter of 2016.

The provision for loan losses was $5.90 million for the first three months of 2017 as compared to $4.04 million for the first three months of 2016. Noninterest income was $20.15 million for the first three months of 2017, up $3.75 million or 22.90% when compared to the first three months of 2016. Included in the results for the first quarter of 2017 was a net gain of $3.77 million on the redemption of an other investment security. Noninterest expense for the first three months of 2017 increased $4.79 million or 8.24% from the first three months of 2016. The first quarter of 2017 included $1.23 million of merger expenses related to the acquisition of Cardinal. Income taxes increased $2.34 million or 13.07% for the first three months of 2017 as compared to the first three months of 2016. The effective tax rate was 34.25% and 34.00% for the first quarter of 2017 and 2016, respectively.

The following discussion explains in more detail the results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2017 and 2016, are presented below.

Net interest income for the first quarter of 2017 was $107.62 million, which was an increase of $9.34 million or 9.50% from the first quarter of 2016. The $9.34 million increase in net interest income occurred because total interest income increased $12.26 million while total interest expense only increased $2.93 million from the first quarter of 2016. On a linked-quarter basis, net interest income for the first quarter of 2017 decreased $5.63 million or 4.97% from the fourth quarter of 2016. The $5.63 million decrease in net interest income occurred because total interest income decreased $4.86 million while total interest expense increased $770 thousand from the fourth quarter of 2016.

Generally, interest income for the first quarter of 2017 increased from the first quarter of 2016 because of the earning assets added from the Bank of Georgetown acquisition. The higher amount of interest expense for the first quarter of 2017 from the first quarter of 2016 was due mainly to the interest-bearing liabilities added from the Bank of Georgetown acquisition and higher market interest rates. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2017 was $109.18 million, an increase of $9.41 million or 9.43% from the first quarter of 2016 due mainly to an increase in average earning assets from the Bank of Georgetown acquisition. Average earning assets for the first quarter of 2017 increased $1.86 billion or 16.86% from the first quarter of 2016 due mainly to a $953.01 million or 10.25% increase in average net loans. Average short-term investments increased $729.04 million or 140.61% while average investment securities increased $173.84 million or 14.55%. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2017 was a decrease of 16 basis points in the average yield on earning assets. This decrease was due mainly to a shift in the mix of earning assets and a lower yield on the re-investment of maturing securities. In particular, the yield on average taxable and tax-exempt investment securities declined 19 basis points and 35 basis points, respectively. The yield on average net loans held constant year-over-year at 4.34%. In addition, the average cost of funds increased 7 basis points due to higher market interest rates as compared to the first quarter of 2016. In particular, the average cost of short-term borrowings and long-term borrowings increased 23 basis points and 30 basis points, respectively, due mainly to the higher market interest rates. The net interest margin of 3.43% for the first quarter of 2017 was a decrease of 21 basis points from the net interest margin of 3.64% for the first quarter of 2016.

On a linked-quarter basis, United’s tax-equivalent net interest income for the first quarter of 2017 decreased $5.63 million or 4.90% from the fourth quarter of 2016 due mainly to a decrease in the average yield on earning assets. The yield on average earning assets for the first quarter of 2017 decreased 15 basis points from the fourth quarter of 2016 due mainly to a lower yield on loans as the loan accretion on acquired loans declined $3.86 million. In addition, the average cost of funds increased 4 basis points from the fourth quarter of 2016 due to higher market interest rates. In particular, the average cost of long-term borrowings increased 14 basis points. Partially offsetting the decreases to tax-equivalent net interest income for the first quarter of 2017 was an increase in average earning assets of $218.51 million or 1.73% as compared to the fourth quarter of 2016. Average short-term investments increased $316.47 million for the linked-quarter while average net loans and average investment securities were relatively flat. The net interest margin of 3.43% for the first quarter of 2017 was a decrease of 19 basis points from the net interest margin of 3.62% for the fourth quarter of 2016.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2017, March 31, 2016 and December 31, 2016:

	Three Months Ended
(Dollars in thousands)	March 31 2017	March 31 2016	December 31 2016
Loan accretion	$4,235	$3,255	$8,095
Certificates of deposit	47	0	47
Long-term borrowings	(117)	153	(117)

Total	$4,165	$3,408	$8,025

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2017, March 31, 2016 and December 31, 2016:

	Three Months Ended
(Dollars in thousands)	March 31 2017	March 31 2016	December 31 2016
Net interest income, GAAP basis	$107,620	$98,284	$113,253
Tax-equivalent adjustment (1)	1,564	1,493	1,559

Tax-equivalent net interest income	$109,184	$99,777	$114,812

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month period ended March 31, 2017 and 2016, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,247,520	$2,686	0.87%	$518,479	$622	0.48%
Investment Securities:
Taxable	1,193,779	8,011	2.68%	1,075,119	7,707	2.87%
Tax-exempt	175,077	1,721	3.93%	119,902	1,282	4.28%

Total Securities	1,368,856	9,732	2.84%	1,195,021	8,989	3.01%
Loans, net of unearned income (2)	10,321,615	109,904	4.31%	9,371,437	100,378	4.30%
Allowance for loan losses	(72,843)			(75,674)

Net loans	10,248,772		4.34%	9,295,763		4.34%

Total Earning Assets	12,865,148	$122,322	3.85%	11,009,263	$109,989	4.01%

Other assets	1,540,585			1,339,675

TOTAL ASSETS	$14,405,733			$12,348,938

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$7,596,533	$8,468	0.45%	$6,586,241	$6,885	0.42%
Short-term borrowings	226,718	304	0.54%	278,342	214	0.31%
Long-term borrowings	1,164,119	4,366	1.52%	1,022,868	3,113	1.22%

Total Interest-Bearing Funds	8,987,370	13,138	0.59%	7,887,451	10,212	0.52%

Noninterest-bearing deposits	3,090,248			2,662,307
Accrued expenses and other liabilities	71,632			67,504

TOTAL LIABILITIES	12,149,250			10,617,262
SHAREHOLDERS’ EQUITY	2,256,483			1,731,676

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,405,733			$12,348,938

NET INTEREST INCOME		$109,184			$99,777

INTEREST SPREAD			3.26%			3.49%
NET INTEREST MARGIN			3.43%			3.64%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2017 and 2016, the provision for loan losses was $5.90 million and $4.04 million, respectively. Net charge-offs were $5.80 million for the first quarter of 2017 as compared to net charge-offs of $4.27 million for the same quarter in 2016. These higher amounts of provision expense and net charge-offs for the first quarter of 2017 compared to the first quarter of 2016 were due to increased outstandings within each of United’s loan categories and recognition of losses on several commercial loan relationships which were previously recognized as impairments. On a linked-quarter basis, the provision for loan losses increased $80 thousand while net charge-offs increased $90 thousand from the fourth quarter of 2016. Annualized net charge-offs as a percentage of average loans were 0.23% for the first quarter of 2017. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ (bank holding companies with total assets over $10 billion) net charge-offs to average loans percentage of 0.27% for the year of 2016.

At March 31, 2017, nonperforming loans were $121.34 million or 1.17% of loans, net of unearned income compared to nonperforming loans of $113.26 million or 1.10% of loans, net of unearned income at December 31, 2016. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $6.71 million at March 31, 2017, a decrease of $1.87 million or 21.80% from $8.59 million at year-end 2016. This decrease was primarily due to the charge-off of the majority of a commercial relationship and subsequent transfer to nonaccrual of the remaining balance expected to be collected. At March 31, 2017, nonaccrual loans were $90.60 million, an increase of $7.07 million or 8.47% from $83.53 million at year-end 2016. This increase was due to the downgrade and transfer to nonaccrual of several oil, gas and coal industry relationships within the Company’s loan portfolio. Restructured loans were $24.03 million at March 31, 2017, an increase of $2.88 million or 13.60% from $21.15 million at year-end 2016. Five loans totaling $4.19 million were restructured during the quarter. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $151.24 million, including OREO of $29.90 million at March 31, 2017, represented 1.02% of total assets.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2017, impaired loans were $329.22 million, which was an increase of $20.78 million or 6.74% from $308.44 million at December 31, 2016. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2017 and December 31, 2016, the allowance for credit losses was $73.78 million and $73.82 million, respectively.

At March 31, 2017, the allowance for loan losses was $72.88 million as compared to $72.78 million at December 31, 2016. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.70% at March 31, 2017 and December 31, 2016. In accordance with accounting rules, United is unable to carry-over an acquired banking company’s previously established allowance for loan losses because acquired loans are recorded at fair value. Therefore, due to this acquisition accounting impact on the allowance for loans losses as well as loans, net of unearned income, management believes that excluding acquired loans in the calculation of the allowance for loan losses as a percentage of loans, net of unearned income separates the difference in the accounting rules for acquired loans and originated loans as well as provides for improved comparability to prior periods and to other financial institutions without acquired loans.

The table below presents United’s allowance for loan losses as a percentage of non-acquired loans, net of unearned income at March 31, 2017 and December 31, 2016:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Allowance for Loan Losses (GAAP)	$72,875	$72,771

Loans, net of unearned income (GAAP)	10,409,041	10,341,137
Less: Acquired Loans (non-GAAP)	(2,170,285)	(2,275,601)

Non-Acquired Loans, net of unearned income (non-GAAP)	$8,238,756	$8,065,536

Allowance for Loan Losses/ Non-acquired Loans, Net of Unearned Income (non-GAAP)	0.88%	0.90%

The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 60.06% and 64.25% at March 31, 2017 and December 31, 2016, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s company-wide review of the allowance for loan losses at March 31, 2017 produced increased allocations in three of the four loan categories. The commercial, financial & agricultural other commercial loan pool allocation increased $1.76 million primarily due to recognition of additional inherent loss relative to United’s oil, coal and gas industry exposure. The residential real estate loan pool allocation increased $353 thousand due to an increase in the historical loss rate applied to the portfolio. The consumer loan pool also experienced an increase of $17 thousand due to an increase in portfolio outstandings and increase in historical loss rates. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $1.99 million due to recognition of losses previously allocated. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2016 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $25.78 million at March 31, 2017 and $23.42 million at December 31, 2016. In comparison to the prior year-end, this element of the allowance increased by $2.36 million primarily due to increased specific allocations for commercial, financial & agricultural loans.

Management believes that the allowance for credit losses of $73.78 million at March 31, 2017 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first quarter of 2017 was $20.15 million, which was an increase of $3.75 million or 22.90% from the first quarter of 2016. The increase was due primarily to a net gain of $3.77 million on the redemption of an other investment security in the first quarter of 2017.

Fees from deposit services were $7.71 million for the first quarter of 2017 which was a decrease of $267 thousand or 3.35% from the first quarter of 2016. In particular, automated teller machine (ATM) income decreased $119 thousand and overdraft fees declined $107 thousand from the first quarter of 2016.

On a linked-quarter basis, noninterest income for the first quarter of 2017 increased $3.49 million or 20.98% from the fourth quarter of 2016 due mainly to the previously mentioned net gain of $3.77 million on the redemption of an investment security in the first quarter of 2017. Otherwise, fees from deposit services declined $483 thousand because of a decrease in overdraft fees and fees from bankcard services declined $577 thousand due to a decrease in volume, both due to seasonality. Partially offsetting these decreases were increases of $401 thousand in income from trust and brokerage services due to increased volume and $336 thousand in income from bank-owned life insurance policies due an increase the cash surrender value.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2017 was $62.84 million, which was an increase of $4.79 million or 8.24% from the first quarter of 2016.

Employee compensation for the first quarter of 2017 increased $1.19 million or 5.35% when compared to the first quarter of 2016. This increase was primarily due to an increase of $1.74 million in base salaries due an increase in employees. Partially offsetting this increase was a decrease of $584 thousand in employee incentives expense. Employee compensation was $23.47 million for the first quarter of 2017 as compared to $22.28 million for the first quarter of 2016.

Employee benefits expense increased $862 thousand or 13.05% from the first quarter of 2016 due mainly an increase in employees.

Net occupancy expense for the first quarter of 2017 increased $531 thousand or 8.49% from the first quarter of 2016 due mainly to higher building rental expense from the branches acquired in the Bank of Georgetown merger.

Other real estate owned (OREO) expense was $1.41 million for the first quarter of 2017, an increase of $765 thousand or 117.87% from the first quarter of 2016. This increase was mainly due to a decline in the fair value of OREO properties.

Data processing expense for the first quarter of 2017 increased $492 thousand or 13.86% from last year’s first quarter due to increased processing as a result of the Bank of Georgetown merger.

Federal Deposit Insurance Corporation (FDIC) expense for the first quarter of 2017 decreased $369 thousand or 17.41% from the first quarter of 2016 due to a reduction in the assessment rate.

Other expense for the first quarter of 2017 increased $1.26 million or 8.84% form the first quarter of 2016. This increase was due mainly to an increase of $1.01 million in merger-related expenses from the Bank of Georgetown and Cardinal acquisitions.

On a linked-quarter basis, noninterest expense for the first quarter of 2017 was relatively flat from the fourth quarter of 2016, increasing $334 thousand or less than 1%. This slight increase was due primarily to increases in merger expenses of $708 thousand from the Cardinal acquisition, consulting fees of $571 thousand, OREO expense of $224 thousand due to a decline in the fair value of properties and net occupancy expense of $200 thousand due to higher building rental expense. Partially offsetting these increases were decreases of $687 thousand in employee compensation due to lower employee incentive expense, $495 thousand in equipment expense due to lower depreciation expense and $456 thousand in FDIC expense due to a reduction in the assessment rate.

Income Taxes

For the first quarter of 2017, income tax expense was $20.22 million as compared to $17.88 million for the first quarter of 2016, an increase of $2.34 million or 13.07% due mainly to higher pretax earnings and a slightly higher effective tax rate. On a linked-quarter basis, income tax expense decreased $2.26 million from the fourth quarter of 2016 due to lower pretax earnings and effective tax rate. United’s effective tax rate was approximately 34.25% for the first quarter of 2017 as compared to 34.00% for the first quarter of 2016 and 36.49% for fourth quarter of 2016. The higher tax rate for the fourth quarter of 2016 was due to adjustments to United’s tax reserves that were discrete to the fourth quarter. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2016 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2016 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

As of March 31, 2017, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.49 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2016 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2017 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2016 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2017, cash of $64.97 million was provided by operating activities due mainly to net income of $38.81 million for the quarter. Net cash of $31.95 million was used in investing activities which was primarily due to net loan growth of $70.42 million partially offset by $38.59 million of net proceeds from sales over purchases of investment securities. During the first three months of 2017, net cash of $199.78 million was provided by financing activities due primarily to growth in deposits of $265.51 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $232.80 million for the first three months of 2017.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.94% at March 31, 2017 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.27%, 14.29% and 12.05%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $2.25 billion at March 31, 2017, which was relatively flat from December 31, 2016, increasing $17.11 million or less than 1%. This slight increase was primarily due to the retention of earnings. United’s equity to assets ratio was 15.26% at March 31, 2017 as compared to 15.41% at December 31, 2016. The primary capital ratio, capital and reserves to total assets and reserves, was 15.68% at March 31, 2017 as compared to 15.84% at December 31, 2016. United’s average equity to average asset ratio was 15.66% for the first quarter of 2017 as compared to 14.02% the first quarter of 2016. All of these financial measurements reflect a financially sound position.

During the first quarter of 2017, United’s Board of Directors declared a cash dividend of $0.33 per share. Total cash dividends declared were $26.78 million for the first quarter of 2017 which was an increase of $3.78 million or 16.42% from dividends declared of $23.00 million for the first quarter of 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2017 and December 31, 2016:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2017	December 31, 2016
+200	(1.59%)	(2.05%)
+100	(0.67%)	(1.05%)
-100	1.07%	1.87%
-200	—	—

At March 31, 2017, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.67% over one year as compared to a decrease of 1.05 % at December 31, 2016. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.59% over one year as of March 31, 2017, as compared to a decrease of 2.05% as of December 31, 2016. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.07% over one year as of March 31, 2017 as compared to an increase of 1.87%, over one year as of December 31, 2016. With the federal funds rate at 1.00% at March 31, 2017 and 0.75% at December 31, 2016, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.72% in year two as of March 31, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.00% in year two as of March 31, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.54% in year two as of March 31, 2017.

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

At March 31, 2017, United’s mortgage related securities portfolio had an amortized cost of $892 million, of which approximately $511 million or 57% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.2 years and a weighted average yield of 2.62%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.8%, or less than the price decline of a 5-year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) for an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $234 million in balloon and other securities with a projected yield of 2.00% and a projected average life of 3.7 years on March 31, 2017. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.7 years and a weighted average maturity (WAM) of 3.9 years.

United had approximately $50 million in 15-year mortgage backed securities with a projected yield of 2.28% and a projected average life of 3.9 years as of March 31, 2017. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.6 years and a weighted average maturity (WAM) of 10.1 years.

United had approximately $35 million in 20-year mortgage backed securities with a projected yield of 2.92% and a projected average life of 5.4 years on March 31, 2017. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.0 years and a weighted average maturity (WAM) of 14.6 years.

United had approximately $42 million in 30-year mortgage backed securities with a projected yield of 2.43% and a projected average life of 5.1 years on March 31, 2017. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 3.0 years and a weighted average maturity (WAM) of 24.3 years.

The remaining 2% of the mortgage related securities portfolio at March 31, 2017, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2017 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2016 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sold during the quarter ended March 31, 2017 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2017	0	$00.00	0	322,200
2/01 – 2/28/2017	4	$47.68	0	322,200
3/01 – 3/31/2017	0	$00.00	0	322,200

Total	4	$47.68	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2017, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2017, the following shares were purchased for the deferred compensation plan: February 2017 – 4 shares at an average price of $47.68.
(3)	In May of 2006, United’s Board of Directors approved a repurchase plan to repurchase up to 1.7 million shares of United’s common stock on the open market (the 2006 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.2	Bylaws

Exhibit 31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

Exhibit 101	Interactive data file (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 9, 2017	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	May 9, 2017	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number

2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation	(a	)

3.1	Articles of Incorporation	80

3.2	Bylaws	(b	)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	83

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	84

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	85

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	86

101	Interactive data file (XBRL)	(c	)

Footnotes:

*	Furnished not filed.
(a)	Incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322.
(b)	Incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322.
(c)	The interactive data file (XBRL) exhibit is available through United’s corporate website at www.ubsi-inc.com.