Form 10-Q
period 2017-09-30
UNITED BANKSHARES INC/WV
filed 2017-11-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Class - Common Stock, $2.50 Par Value; 104,992,423 shares outstanding as of October 31, 2017.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2017 and December 31, 2016, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2017, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	September 30 2017	December 31 2016
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$212,692	$175,468
Interest-bearing deposits with other banks	1,533,558	1,258,334
Federal funds sold	787	725

Total cash and cash equivalents	1,747,037	1,434,527
Securities available for sale at estimated fair value (amortized cost-$1,654,657 at September 30, 2017 and $1,277,639 at December 31, 2016)	1,649,634	1,259,214
Securities held to maturity (estimated fair value-$19,909 at September 30, 2017 and $31,178 at December 31, 2016)	20,335	33,258
Other investment securities	166,756	111,166
Loans held for sale (at fair value-$311,186 at September 30, 2017 and $0 at December 31, 2016)	315,031	8,445
Loans	13,156,854	10,356,719
Less: Unearned income	(16,386)	(15,582)

Loans net of unearned income	13,140,468	10,341,137
Less: Allowance for loan losses	(74,926)	(72,771)

Net loans	13,065,542	10,268,366
Bank premises and equipment	104,311	75,909
Goodwill	1,487,607	863,767
Accrued interest receivable	51,607	39,400
Other assets	522,118	414,840

TOTAL ASSETS	$19,129,978	$14,508,892

Liabilities
Deposits:
Noninterest-bearing	$4,134,019	$3,171,841
Interest-bearing	9,741,278	7,625,026

Total deposits	13,875,297	10,796,867
Borrowings:
Federal funds purchased	25,800	22,235
Securities sold under agreements to repurchase	316,236	237,316
Federal Home Loan Bank borrowings	1,272,115	897,707
Other long-term borrowings	242,131	224,319
Reserve for lending-related commitments	804	1,044
Accrued expenses and other liabilities	133,752	93,657

TOTAL LIABILITIES	15,866,135	12,273,145

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,011,878 and 81,068,252 at September 30, 2017 and December 31, 2016, respectively, including 28,752 and 28,278 shares in treasury at September 30, 2017 and December 31, 2016, respectively	262,530	202,671
Surplus	2,126,914	1,205,778
Retained earnings	909,556	872,990
Accumulated other comprehensive loss	(34,163)	(44,717)
Treasury stock, at cost	(994)	(975)

TOTAL SHAREHOLDERS’ EQUITY	3,263,843	2,235,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,129,978	$14,508,892

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$155,819	$112,273	$405,660	$314,936
Interest on federal funds sold and other short-term investments	4,874	1,107	11,345	2,371
Interest and dividends on securities:
Taxable	9,406	8,764	26,226	24,728
Tax-exempt	1,484	993	4,057	2,685

Total interest income	171,583	123,137	447,288	344,720

Interest expense
Interest on deposits	14,227	7,723	35,281	21,278
Interest on short-term borrowings	430	553	1,149	1,132
Interest on long-term borrowings	6,650	3,792	16,717	10,232

Total interest expense	21,307	12,068	53,147	32,642

Net interest income	150,276	111,069	394,141	312,078
Provision for loan losses	7,279	6,988	21,429	18,690

Net interest income after provision for loan losses	142,997	104,081	372,712	293,388

Other income
Fees from trust and brokerage services	5,052	4,891	14,683	14,552
Fees from deposit services	8,744	8,306	24,978	24,669
Bankcard fees and merchant discounts	1,332	1,551	3,432	3,754
Other service charges, commissions, and fees	535	500	1,533	1,725
Income from bank-owned life insurance	1,403	2,541	3,878	4,913
Income from mortgage banking activities	20,385	982	43,597	2,499
Other income	311	249	1,626	1,050
Total other-than-temporary impairment losses	0	0	(60)	339
Portion of loss recognized in other comprehensive income	0	0	0	(372)

Net other-than-temporary impairment losses	0	0	(60)	(33)
Net gains on sales/calls of investment securities	467	1	5,214	251

Net investment securities gains	467	1	5,154	218

Total other income	38,229	19,021	98,881	53,380

Other expense
Employee compensation	44,308	24,213	123,240	69,123
Employee benefits	9,578	7,483	27,372	21,380
Net occupancy expense	9,364	6,919	30,061	20,945
Other real estate owned (OREO) expense	2,713	1,342	4,651	4,654
Equipment expense	3,057	2,097	7,493	6,162
Data processing expense	5,597	3,857	14,971	11,004
Bankcard processing expense	449	480	1,356	1,283
FDIC insurance expense	1,540	2,086	5,062	6,341
Other expense	20,046	14,300	57,425	44,796

Total other expense	96,652	62,777	271,631	185,688

Income before income taxes	84,574	60,325	199,962	161,080
Income taxes	27,836	18,846	67,356	53,103

Net income	$56,738	$41,479	$132,606	$107,977

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Earnings per common share:
Basic	$0.54	$0.54	$1.39	$1.49

Diluted	$0.54	$0.54	$1.39	$1.48

Dividends per common share	$0.33	$0.33	$0.99	$0.99

Average outstanding shares:
Basic	104,760,153	76,218,573	95,040,664	72,413,246
Diluted	105,068,122	76,647,773	95,450,626	72,746,363

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net income	$56,738	$41,479	$132,606	$107,977
Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	1,964	(4,865)	8,443	7,944
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	2	4	4
Change in pension plan assets, net of tax	717	777	2,107	2,235

Comprehensive income, net of tax	$59,421	$37,393	$143,160	$118,160

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2017
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2017	81,068,252	$202,671	$1,205,778	$872,990	($44,717)	($975)	$2,235,747
Comprehensive income:
Net income	0	0	0	132,606	0	0	132,606
Other comprehensive income, net of tax:	0	0	0	0	10,554	0	10,554

Total comprehensive income, net of tax							143,160
Stock based compensation expense	0	0	2,589	0	0	0	2,589
Acquisition of Cardinal Financial Corporation (23,690,589 shares)	23,690,589	59,226	916,028	0	0	0	975,254
Purchase of treasury stock (82 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock from deferred compensation plan (28 shares)	0	0	0	0	0	1	1
Cash dividends ($0.99 per share)	0		0	(96,040)	0	0	(96,040)
Grant of restricted stock (89,475 shares)	89,475	224	(224)	0	0	0	0
Forfeiture of restricted stock (420 shares)	0	0	19	0	0	(19)	0
Common stock options exercised (163,562 shares)	163,562	409	2,724	0	0	0	3,133

Balance at September 30, 2017	105,011,878	$262,530	$2,126,914	$909,556	($34,163)	($994)	$3,263,843

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended
	September 30
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$125,151	$125,948

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	12,929	5,039
Proceeds from sales of securities available for sale	245,065	103,411
Proceeds from maturities and calls of securities available for sale	386,496	264,834
Purchases of securities available for sale	(630,061)	(385,030)
Purchases of bank premises and equipment	(11,115)	(4,150)
Proceeds from sales of bank premises and equipment	13	229
Purchases of other investment securities	(51,941)	(61,193)
Proceeds from sales and redemptions of other investment securities	14,393	47,285
Proceeds from the sales of OREO properties	4,908	15,435
Acquisition of subsidiaries, net of cash paid	44,531	29,330
Net change in loans	369,233	(111,723)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	384,451	(96,533)

FINANCING ACTIVITIES
Cash dividends paid	(86,709)	(71,129)
Acquisition of treasury stock	(1)	(1)
Proceeds from exercise of stock options	3,296	4,668
Repayment of long-term Federal Home Loan Bank borrowings	(845,207)	(725,077)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	815,000	795,000
Distribution of treasury stock for deferred compensation plan	1	1
Changes in:
Deposits	(269,742)	265,183
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	186,270	(36,889)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(197,092)	231,756

Increase in cash and cash equivalents	312,510	261,171

Cash and cash equivalents at beginning of year	1,434,527	857,335

Cash and cash equivalents at end of period	$1,747,037	$1,118,506

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$3,829	$19,228

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2017 and 2016 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2016 has been extracted from the audited financial statements included in United’s 2016 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2016 Annual Report of United on Form 10-K. To conform to the 2017 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United considers all of its principal business activities to be bank related. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Dollars are in thousands, except per share or unless otherwise noted.

New Accounting Standards

In August 2017, the FASB issued ASU No. 2017-12, “Targeting Improvement to Accounting for Hedging Activities.” This ASU amends ASC 815 and its objectives are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. ASU No. 2017-12 is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2017, the FASB issued ASU No. 2017-11, “Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entices and Certain Mandatorily Redeemable Noncontrolling interests with a Scope Exception.” Part I of this ASU simplifies the accounting for financial instruments that include down round features while the amendments in Part II, which do not have an accounting effect, address the difficulty of navigating the guidance in ASC 480, “Distinguishing Liabilities from Equity”, due to the existence of extensive pending content in the Codification. ASU No. 2017-11 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. ASU No. 2017-11 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” United adopted ASU 2016-09 on January 1, 2017 utilizing the modified retrospective method. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees. The new guidance, amongst other things, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $146 and $960 for the three and nine months ended September 30, 2017, respectively. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. United elected to apply that change in cash flow classification on a retrospective basis, which resulted in an $2,083 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying Consolidated Statement of Cash Flows for the first nine months of 2016. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 is effective for United on January 1, 2019 and management is currently evaluating the impact this standard may have on the Company’s financial condition or results of operations.

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

The aggregate purchase price was approximately $975,254, including common stock valued at $972,499, stock options assumed valued at $2,741, and cash paid for fractional shares of $14. The number of shares issued in the transaction was 23,690,589, which were valued based on the closing market price of $41.05 for United’s common shares on April 21, 2017. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the George Mason trade name intangible of $622,513, $28,723 and $1,230, respectively. The core deposit intangibles are expected to be amortized over ten years. The George Mason trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the George Mason trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Cardinal acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Cardinal. As a result of the merger, United recorded preliminary fair value discounts of $144,434 on the loans acquired, $2,281 on leases and $8,738 on trust preferred issuances, respectively, and premiums of $4,408 on land acquired, $5,072 on interest-bearing deposits and $10,740 on long-term FHLB advances, respectively. The remaining discount and premium amounts are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition except for loans and land. The discount on loans will be accreted into income based on the effective yield method. The premium on land will not be amortized. At September 30, 2017, the discounts on leases and trust preferred issuances had an average estimated remaining life of 6.00 years and 16.97 years, respectively, and the premiums on the interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 5.00 years and 4.81 years, respectively. United assumed approximately $1,825 of liabilities to provide severance benefits to terminated employees of Cardinal, which has no remaining balance as of September 30, 2017. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of September 30, 2017 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.

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

In conjunction with the Cardinal merger, the acquired loan portfolio was accounted for at fair value as follows:

April 21, 2017
Contractually required principal and interest at acquisition	$4,211,734
Contractual cash flows not expected to be collected	(56,176)

Expected cash flows at acquisition	4,155,558
Interest component of expected cash flows	(986,959)

Basis in acquired loans at acquisition – estimated fair value	$3,168,599

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $132,837, $108,275, and $86,696, respectively.

The consideration paid for Cardinal’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Cardinal Acquisition Date were as follows:

Purchase price:
Value of common shares issued (23,690,589 shares)	$972,499
Fair value of stock options assumed	2,741
Cash for fractional shares	14

Total purchase price	975,254

Identifiable assets:
Cash and cash equivalents	44,545
Investment securities	395,829
Loans held for sale	271,301
Loans	3,168,599
Premises and equipment	24,208
Core deposit intangibles	28,723
George Mason trade name intangible	1,230
Other assets	135,383

Total identifiable assets	$4,069,818
Identifiable liabilities:
Deposits	$3,349,812
Short-term borrowings	96,215
Long-term borrowings	220,119
Unfavorable lease liability	2,281
Other liabilities	48,650

Total identifiable liabilities	3,717,077

Preliminary fair value of net assets acquired including identifiable intangible assets	352,741

Preliminary resulting goodwill	$622,513

The operating results of United for the nine months ended September 30, 2017 include operating results of acquired assets and assumed liabilities subsequent to the Cardinal Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Cardinal, provided $157,326 in total revenues, which represents net interest income plus other income, and $81,817 in net income from the period from the Cardinal Acquisition Date to September 30, 2017. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2017. Cardinal’s results of operations prior to the Cardinal Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2017 and 2016, as if the Cardinal merger had occurred on January 1, 2017 and 2016, respectively. These results combine the historical results of Cardinal into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Cardinal’s provision for credit losses for 2017 and 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017 and 2016. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Nine Months Ended September 30
	2017	2016
Total Revenues (1)	$573,790	$585,223
Net Income	136,104	160,731

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

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. As a result of the merger, United recorded fair value discounts of $43,072 on the loans acquired and $1,550 on leasehold improvements, respectively, and premiums on interest-bearing deposits acquired of $316 and a premium on long-term FHLB advances of $2,659. The remaining discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2017, the premium on the interest-bearing deposits and the FHLB advances had an estimated remaining life of 0.33 years and 7.92 years, respectively. United assumed approximately $300 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of September 30, 2017. The measurement period has closed and the estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets were considered final as of June 30, 2017.

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

	September 30, 2017
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$115,224	$864	$222	$115,866	$0
State and political subdivisions	305,096	2,567	2,522	305,141	0
Residential mortgage-backed securities
Agency	715,003	3,819	4,122	714,700	0
Non-agency	5,259	587	0	5,846	86
Commercial mortgage-backed securities
Agency	420,115	2,081	1,404	420,792	0
Asset-backed securities	13,422	10	3	13,429	0
Trust preferred collateralized debt obligations	38,186	317	6,844	31,659	20,770
Single issue trust preferred securities	13,404	404	1,341	12,467	0
Other corporate securities	18,998	256	0	19,254	0
Marketable equity securities	9,950	541	11	10,480	0

Total	$1,654,657	$11,446	$16,469	$1,649,634	$20,856

	December 31, 2016
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,247	$698	$159	$95,786	$0
State and political subdivisions	196,350	1,364	4,902	192,812	0
Residential mortgage-backed securities
Agency	585,208	3,999	5,111	584,096	0
Non-agency	6,629	426	12	7,043	86
Commercial mortgage-backed securities
Agency	304,635	1,948	1,242	305,341	0
Asset-backed securities	217	0	0	217	0
Trust preferred collateralized debt obligations	48,558	729	15,735	33,552	25,952
Single issue trust preferred securities	13,363	284	2,170	11,477	0
Other corporate securities	14,996	66	0	15,062	0
Marketable equity securities	12,436	1,398	6	13,828	0

Total	$1,277,639	$10,912	$29,337	$1,259,214	$26,038

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2017 and December 31, 2016.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
September 30, 2017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$27,053	$128	$19,932	$94
State and political subdivisions	83,310	896	38,004	1,626
Residential mortgage-backed securities
Agency	351,936	3,410	31,690	712
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	228,307	1,218	12,272	186
Asset-backed securities	6,760	3	0	0
Trust preferred collateralized debt obligations	0	0	29,544	6,844
Single issue trust preferred securities	0	0	4,365	1,341
Marketable equity securities	0	0	352	11

Total	$697,366	$5,655	$136,159	$10,814

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,101	$159	$0	$0
State and political subdivisions	116,300	4,902	0	0
Residential mortgage-backed securities
Agency	309,376	5,111	0	0
Non-agency	0	0	218	12
Commercial mortgage-backed securities
Agency	162,479	1,242	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	28,579	15,735
Single issue trust preferred securities	0	0	8,185	2,170
Marketable equity securities	357	6	0	0

Total	$612,613	$11,420	$36,982	$17,917

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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Proceeds from sales and calls	$64,257	$174,015	$631,561	$368,246
Gross realized gains	1,781	3	2,840	259
Gross realized losses	1,314	1	1,396	7

At September 30, 2017, gross unrealized losses on available for sale securities were $16,469 on 375 securities of a total portfolio of 822 available for sale securities. Securities in an unrealized loss position at September 30, 2017 consisted primarily of pooled trust preferred collateralized debt obligations (“Trup Cdos”), single issue trust preferred securities and agency residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The state and political subdivisions securities relate to securities issued by various municipalities. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (“OTTI”), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $305,096 at September 30, 2017. As of September 30, 2017, approximately 75% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of September 30, 2017. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at September 30, 2017.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,135,118 at September 30, 2017. Of the $1,135,118 amount, $420,115 was related to agency commercial mortgage-backed securities and $715,003 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2017.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $5,259 at September 30, 2017. Of the $5,259 amount, $627 was rated above investment grade and $4,632 was rated below investment grade. Approximately 18% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 82% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2017.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2017, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired. All single issue trust preferred securities are currently receiving interest payments. The available for sale single issue trust preferred securities’ ratings ranged from a low of Ba1 to a high of BBB-. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2017 consisted of $3,017 in investment grade bonds, $4,680 in split-rated bonds and $5,707 in unrated bonds. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of September 30, 2017.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2017, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the third quarter of 2017, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings for the third quarter of 2017 related to these securities. The balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdos portfolio was $20,770 at September 30, 2017.

The following is a summary of the available for sale Trup Cdos as of September 30, 2017:

				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$5,208	$5,287	$(79)	$3,410	$0	$1,798
Mezzanine – Bank (now in senior position)	6,428	5,518	910	0	0	6,428
Mezzanine – Bank	22,656	17,918	4,738	0	0	22,656
Mezzanine – Bank & Insurance (combination)	3,894	2,936	958	0	0	3,894

Totals	$38,186	$31,659	$6,527	$3,410	$0	$34,776

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 105.4% to a high of 414.5%, with a median of 260.0%, and a weighted average of 283.8%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2017 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The amortized cost of United’s equity securities was $9,950 at September 30, 2017. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at September 30, 2017.

Other investment securities (cost method)

During the third quarter of 2017, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2017 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Balance of cumulative credit losses at beginning of period	$22,162	$22,162	$22,162	$23,773
Additional credit losses on securities for which OTTI was previously recognized	0	0	0	33
Reductions during the period for securities for which the amount previously recognized in other comprehensive income was recognized in earnings	(4,102)	0	(4,102)	(1,644)

Balance of cumulative credit losses at end of period	$18,060	$22,162	$18,060	$22,162

The amortized cost and estimated fair value of securities available for sale at September 30, 2017 and December 31, 2016 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$57,720	$57,622	$53,286	$53,330
Due after one year through five years	370,020	371,007	296,181	297,385
Due after five years through ten years	342,176	343,326	213,094	213,791
Due after ten years	874,791	867,199	702,642	680,880
Marketable equity securities	9,950	10,480	12,436	13,828

Total	$1,654,657	$1,649,634	$1,277,639	$1,259,214

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,215	$400	$0	$5,615
State and political subdivisions	5,674	12	0	5,686
Residential mortgage-backed securities
Agency	26	4	0	30
Single issue trust preferred securities	9,400	0	842	8,558
Other corporate securities	20	0	0	20

Total	$20,335	$416	$842	$19,909

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,295	$570	$0	$5,865
State and political subdivisions	8,598	17	0	8,615
Residential mortgage-backed securities
Agency	30	5	0	35
Single issue trust preferred securities	19,315	0	2,672	16,643
Other corporate securities	20	0	0	20

Total	$33,258	$592	$2,672	$31,178

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2017, the Company’s largest held-to-maturity single-issue trust preferred exposure was to SunTrust Bank ($7,424). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,424) and Royal Bank of Scotland ($976).

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the third quarter and first nine months of 2017 and 2016.

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2017 and December 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$1,040	$1,041
Due after one year through five years	9,189	9,600	8,268	8,850
Due after five years through ten years	5,726	5,382	3,585	3,589
Due after ten years	5,420	4,927	20,365	17,698

Total	$20,335	$19,909	$33,258	$31,178

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,312,813 and $1,137,408 at September 30, 2017 and December 31, 2016, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2017	December 31, 2016
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,364,757	$1,049,885
Nonowner-occupied commercial real estate	4,686,183	3,425,453
Other commercial loans	1,757,741	1,613,437

Total commercial, financial & agricultural	7,808,681	6,088,775
Residential real estate	3,050,868	2,403,437
Construction & land development	1,599,632	1,255,738
Consumer:
Bankcard	13,775	14,187
Other consumer	683,898	594,582

Total gross loans	$13,156,854	$10,356,719

The table above does not include loans held for sale of $315,031 and $8,445 at September 30, 2017 and December 31, 2016, respectively. The increase was due to the acquisition of Cardinal and it mortgage banking subsidiary, George Mason. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $227,754 or 1.73% of total gross loans at September 30, 2017 and $171,596 or 1.66% of total gross loans at December 31, 2016. The contractual principal in these acquired impaired loans was $310,609 and $231,096 at September 30, 2017 and December 31, 2016, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2017 follows:

Accretable yield at the beginning of the period	$29,165
Accretion (including cash recoveries)	(11,312)
Additions	17,444
Net reclassifications to accretable from non-accretable	2,727
Disposals (including maturities, foreclosures, and charge-offs)	(2,367)

Accretable yield at the end of the period	$35,657

United’s subsidiary banks have made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $364,774 and $255,476 at September 30, 2017 and December 31, 2016, respectively.

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

A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2017, United had TDRs of $46,132 as compared to $21,152 as of December 31, 2016. Of the $46,132 aggregate balance of TDRs at September 30, 2017, $29,717 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following pages. Of the $21,152 aggregate balance of TDRs at December 31, 2016, $11,106 was on nonaccrual status and included in the “Loans on Nonaccrual Status” on the following page. As of September 30, 2017, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2017, United had restructured loans in the amount of $2,043 that were modified by a reduction in the interest rate, $4,507 that were modified by a combination of a reduction in the interest rate and the principal and $39,582 that was modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset.

No loans were restructured during the three months ended September 30, 2017. The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended September 30, 2016, segregated by class of loans:

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

The following table sets forth United’s troubled debt restructurings that were restructured during the nine months ended September 30, 2017 and 2016, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2017			September 30, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$5,333	$5,333	1	$1,190	$1,184
Nonowner-occupied	0	0	0	0	0	0
Other commercial	8	24,102	22,291	5	2,250	1,725
Residential real estate	0	0	0	1	1,400	1,400
Construction & land development	1	1,456	1,400	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	10	$30,891	$29,024	7	$4,840	$4,309

During the first nine months of 2017, $29,024 of restructured loans were modified by a change in terms. During the third quarter and first nine months of 2016, $110 and $2,909, respectively, of restructured loans were modified by a change in loan terms. In addition, during the first nine months of 2016, $1,400 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months and nine months ended September 30, 2017.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	1,495	1	1,495
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$1,495	1	$1,495

No loans restructured during the twelve-month period ended September 30, 2016 subsequently defaulted, resulting in a principal charge-off during the three months and first nine months ended September 30, 2016.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of September 30, 2017

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,704	$6,912	$16,616	$1,348,141	$1,364,757	$0
Nonowner-occupied	7,686	20,797	28,483	4,657,700	4,686,183	0
Other commercial	13,589	79,342	92,931	1,664,810	1,757,741	802
Residential real estate	33,654	25,564	59,218	2,991,650	3,050,868	5,298
Construction & land development	3,351	17,852	21,203	1,578,429	1,599,632	14,828
Consumer:
Bankcard	385	210	595	13,180	13,775	210
Other consumer	8,087	1,305	9,392	674,506	683,898	1,111

Total	$76,456	$151,982	$228,438	$12,928,416	$13,156,854	$22,249

(1)	Other includes loans with a recorded investment of $227,754 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2016

(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,850	$3,981	$9,831	$1,040,054	$1,049,885	$94
Nonowner-occupied	9,288	20,847	30,135	3,395,318	3,425,453	172
Other commercial	15,273	42,766	58,039	1,555,398	1,613,437	2,518
Residential real estate	29,976	25,991	55,967	2,347,470	2,403,437	4,216
Construction & land development	3,809	7,779	11,588	1,244,150	1,255,738	33
Consumer:
Bankcard	422	141	563	13,624	14,187	141
Other consumer	10,015	1,712	11,727	582,855	594,582	1,412

Total	$74,633	$103,217	$177,850	$10,178,869	$10,356,719	$8,586

(1)	Other includes loans with a recorded investment of $171,596 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	September 30, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$6,912	$3,887
Nonowner-occupied	20,797	20,675
Other commercial	78,540	40,248
Residential real estate	20,266	21,775
Construction & land development	3,024	7,746
Consumer:
Bankcard	0	0
Other consumer	194	300

Total	$129,733	$94,631

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2017
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,282,657	$4,544,799	$1,611,250	$1,498,656
Special mention	23,827	44,080	47,450	19,872
Substandard	58,273	97,304	98,933	81,104
Doubtful	0	0	108	0

Total	$1,364,757	$4,686,183	$1,757,741	$1,599,632

As of December 31, 2016
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$963,503	$3,284,497	$1,463,797	$1,126,742
Special mention	20,490	36,462	26,537	52,327
Substandard	65,892	104,494	122,893	76,669
Doubtful	0	0	210	0

Total	$1,049,885	$3,425,453	$1,613,437	$1,255,738

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2017
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,999,614	$13,180	$674,447
Special mention	18,953	385	8,134
Substandard	32,301	210	1,317
Doubtful	0	0	0

Total	$3,050,868	$13,775	$683,898

As of December 31, 2016
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,348,017	$13,624	$582,704
Special mention	18,240	422	10,132
Substandard	36,995	141	1,746
Doubtful	185	0	0

Total	$2,403,437	$14,187	$594,582

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2017			December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$64,592	$65,355	$0	$46,575	$47,108	$0
Nonowner-occupied	143,100	143,552	0	92,654	93,104	0
Other commercial	55,022	58,785	0	46,064	48,308	0
Residential real estate	20,873	22,546	0	22,747	24,404	0
Construction & land development	30,959	33,225	0	19,863	21,746	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	16	16	0	36	36	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$8,220	$8,220	$923	$1,787	$2,082	$815
Nonowner-occupied	12,182	12,182	1,786	17,938	17,938	2,524
Other commercial	70,344	80,415	21,890	43,774	46,188	13,441
Residential real estate	13,743	15,082	1,659	12,066	12,801	3,431
Construction & land development	1,411	5,910	488	4,940	7,899	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$72,812	$73,575	$923	$48,362	$49,190	$815
Nonowner-occupied	155,282	155,734	1,786	110,592	111,042	2,524
Other commercial	125,366	139,200	21,890	89,838	94,496	13,441
Residential real estate	34,616	37,628	1,659	34,813	37,205	3,431
Construction & land development	32,370	39,135	488	24,803	29,645	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	16	16	0	36	36	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$58,980	$376	$38,199	$531
Nonowner-occupied	108,959	312	71,154	321
Other commercial	57,317	306	45,028	1,221
Residential real estate	19,553	74	27,214	170
Construction & land development	23,846	552	28,730	46
Consumer:

	Impaired Loans
	For the Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Bankcard	0	0	0	0
Other consumer	25	0	35	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$11,624	$131	$3,353	$36
Nonowner-occupied	13,408	89	14,046	122
Other commercial	72,835	216	33,195	42
Residential real estate	15,225	16	8,579	52
Construction & land development	1,641	21	8,591	56
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$70,604	$507	$41,552	$567
Nonowner-occupied	122,367	401	85,200	443
Other commercial	130,152	522	78,223	1,263
Residential real estate	34,778	90	35,793	222
Construction & land development	25,487	573	37,321	102
Consumer:
Bankcard	0	0	0	0
Other consumer	25	0	35	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$55,506	$1,011	$34,030	$715
Nonowner-occupied	93,254	811	70,081	714
Other commercial	55,891	895	37,805	1,446
Residential real estate	19,634	206	26,737	406
Construction & land development	20,706	563	26,559	112
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	32	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$9,392	$424	$3,603	$92
Nonowner-occupied	14,595	363	10,416	360
Other commercial	65,142	1,410	34,755	270
Residential real estate	15,186	89	9,129	77
Construction & land development	2,872	64	10,300	146
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$64,898	$1,435	$37,633	$807
Nonowner-occupied	107,849	1,174	80,497	1,074
Other commercial	121,033	2,305	72,560	1,716
Residential real estate	34,820	295	35,866	483
Construction & land development	23,578	627	36,859	258
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	32	0

At September 30, 2017 and December 31, 2016, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $26,826 and $31,510, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2017 and December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $116 and $660, respectively.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and nine months ended September 30, 2017, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in a reversal of provision for loan losses expense of $43 and $415, respectively, as compared to a reversal of provision for loan losses expense of $1,130 and provision for loan losses expense of $160, respectively, for the three and nine months ended September 30, 2016.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $804 and $1,044 at September 30, 2017 and December 31, 2016, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses

For the Three Months Ended September 30, 2017

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,129	$7,099	$37,287	$12,479	$7,514	$2,715	$760	$72,983
Charge-offs	518	0	4,854	299	54	632	0	6,357
Recoveries	397	168	156	60	89	151	0	1,021
Provision	230	(472)	8,782	(1,385)	452	281	(609)	7,279

Ending balance	$5,238	$6,795	$41,371	$10,855	$8,001	$2,515	$151	$74,926

Allowance for Loan Losses and Carrying Amount of Loans

For the Nine Months Ended September 30, 2017

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	1,433	295	14,883	2,331	2,576	2,046	0	23,564
Recoveries	1,590	198	821	352	705	624	0	4,290
Provision	(192)	9	22,346	(936)	(734)	1,132	(196)	21,429

Ending balance	$5,238	$6,795	$41,371	$10,855	$8,001	$2,515	$151	$74,926

Ending Balance: individually evaluated for impairment	$923	$1,786	$21,890	$1,659	$488	$0	$0	$26,746
Ending Balance: collectively evaluated for impairment	$4,315	$5,009	$19,481	$9,196	$7,513	$2,515	$151	$48,180
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,364,757	$4,686,183	$1,757,741	$3,050,868	$1,599,632	$697,673	$0	$13,156,854
Ending Balance: individually evaluated for impairment	$32,888	$25,220	$89,559	$15,574	$16,879	$0	$0	$180,120
Ending Balance: collectively evaluated for impairment	$1,297,668	$4,537,792	$1,636,037	$3,021,173	$1,558,653	$697,657	$0	$12,748,980
Ending Balance: loans acquired with deteriorated credit quality	$34,201	$123,171	$32,145	$14,121	$24,100	$16	$0	$227,754

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2016

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction	Consumer	Allowance for	Total
	Owner- occupied	Nonowner- occupied			& Land Development		Estimated Imprecision
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	5,281	419	20,430	4,597	2,659	2,794	0	36,180
Recoveries	3,071	675	3,452	639	433	446	0	8,716
Provision	3,846	1,318	18,737	2,580	(5,373)	3,158	243	24,509

Ending balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2016

	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction	Consumer	Allowance for	Total
	Owner- occupied	Nonowner- occupied			& Land Development		Estimated Imprecision
Ending Balance: individually evaluated for impairment	$815	$2,524	$13,441	$3,431	$3,206	$0	$0	$23,417
Ending Balance: collectively evaluated for impairment	$4,458	$4,359	$19,646	$10,339	$7,400	$2,805	$347	$49,354
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,049,885	$3,425,453	$1,613,437	$2,403,437	$1,255,738	$608,769	$0	$10,356,719
Ending Balance: individually evaluated for impairment	$18,976	$26,835	$56,091	$14,766	$8,152	$0	$0	$124,820
Ending Balance: collectively evaluated for impairment	$1,005,999	$3,323,117	$1,527,479	$2,373,969	$1,221,006	$608,733	$0	$10,060,303
Ending Balance: loans acquired with deteriorated credit quality	$24,910	$75,501	$29,867	$14,702	$26,580	$36	$0	$171,596

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2017
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,358	($52,062)	$0	($0)	$98,358	($52,062)

Non-amortized intangible assets:
George Mason trade name	$0		$1,230		$1,230

Goodwill not subject to amortization	$1,466,152		$21,455		$1,487,607

	December 31, 2016
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$69,635	($46,681)	$69,635	($46,681)

Goodwill not subject to amortization	$863,767		$863,767

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2016	$863,767	$0	$863,767
Addition to goodwill from Bank of Georgetown acquisition	1,327	0	1,327
Preliminary addition to goodwill from Cardinal acquisition	601,058	21,455	622,513

Goodwill at September 30, 2017	$1,466,152	$21,455	$1,487,607

United incurred amortization expense on intangible assets of $2,240 and $5,381 for the quarter and nine months ended September 30, 2017, respectively, and $1,122 and $2,786 for the quarter and nine months ended September 30, 2016, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2016:

Year	Amount
2017	$7,772
2018	8,039
2019	7,015
2020	6,309
2021 and thereafter	22,542

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $264,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2017, federal funds purchased were $25,800 while total securities sold under agreements to repurchase (“REPOs”) were

$316,236. Included in the $316,236 of total REPOs is a wholesale REPOs of $50,000, assumed in the Virginia Commerce merger. This wholesale REPO is scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2017, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2017, United had an unused borrowing amount of approximately $3,724,772 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2017, $1,272,115 of FHLB advances with a weighted-average interest rate of 1.43% are scheduled to mature within the next eight years. Overnight funds of $200,000 with an interest rate of 1.27% are included in the $1,272,115 above at September 30, 2017.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2017	$815,000
2018	131,776
2019	187,809
2020	42,247
2021 and thereafter	95,283

Total	$1,272,115

At September 30, 2017, United had a total of fifteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2017 and December 31, 2016, the outstanding balance of the Debentures was $242,131 and $224,319, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

For reporting periods prior to June 30, 2017, the Trust Preferred Securities qualified as Tier 1 regulatory capital under the “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, in July of 2013. The “Basel III Capital Rules” established a new comprehensive capital framework for U.S. banking organizations. Because United was less than $15 billion in total consolidated assets, the Basel III Capital Rules grandfathered United’s Trust Preferred Securities as Tier 1 capital under the limitations for restricted capital elements in the general risk-based capital rules. As a result, beginning in 2015 (the adoption date), United’s Trust Preferred Securities was subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules. Trust preferred securities no longer included in United’s Tier 1 capital could be included as a component of Tier 2 capital on a permanent basis without phase-out.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $4,118,868 and $2,823,396 of loan commitments outstanding as of September 30, 2017 and December 31, 2016, respectively, approximately half of which expire within one year. Included in the September 30, 2017 amount are commitments to extend credit of $407,610 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2017, United had no outstanding commercial letters of credit and $9 as of December 31, 2016. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $148,742 and $121,584 as of September 30, 2017 and December 31, 2016, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $575 as of September 30, 2017.

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

United sells mortgage loans on either a best efforts or mandatory delivery basis. For loans sold on a mandatory delivery basis, United enters into forward mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk. Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges. At the closing of the loan, the loan commitment derivative expires and United records a loan held for sale at fair value and continues to mark these assets to market under the election of fair value option. United closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2017 and December 31, 2016.

	Asset Derivatives
	September 30, 2017			December 31, 2016
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$14,762	$40	Other assets	$24

Total derivatives designated as hedging instruments		$14,762	$40		$24

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$2,267
TBA mortgage-backed securities	Other assets	322,500	501	Other assets	0
Interest rate lock commitments	Other assets	169,588	7,027	Other assets	0

Total derivatives not designated as hedging instruments		$492,088	$7,528		$2,267

Total asset derivatives		$506,850	$7,568		$2,291

	Liability Derivatives
	September 30, 2017			December 31, 2016
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$76,869	$480	Other liabilities	$338

Total derivatives designated as hedging instruments		$76,869	$480		$338

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$2,267
Forward loan sales commitments	Other liabilities	50,063	257	Other liabilities	0
Interest rate lock commitments	Other liabilities	65,862	291	Other liabilities	0

Total derivatives not designated as hedging instruments		$115,925	$548		$2,267

Total liability derivatives		$192,794	$1,028		$2,605

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016 are presented as follows:

			Three Months Ended
	Income Statement Location		September 30, 2017	September 30, 2016
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense	)	$(208)	$(385)

Total derivatives in hedging relationships			$(208)	$(385)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities		(257)	0
TBA mortgage-backed securities	Income from Mortgage Banking Activities		123	0
Interest rate lock commitments	Income from Mortgage Banking Activities		(4,484)	0

Total derivatives not designated as hedging instruments			$(4,618)	$0

Total derivatives			$(4,826)	$(385)

			Nine Months Ended
	Income Statement Location		September 30, 2017	September 30, 2016
Derivatives in fair value hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense	)	$(648)	$353
Cash Flow Hedges:
Forward loan sales commitments	Other income		0	0

Total derivatives in hedging relationships			$(648)	$353

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities		(427)	0
TBA mortgage-backed securities	Income from Mortgage Banking Activities		2,907	0
Interest rate lock commitments	Income from Mortgage Banking Activities		(3,465)	0

Total derivatives not designated as hedging instruments			$(985)	$0

Total derivatives			$(1,633)	$353

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

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2017, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2017. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at September 30, 2017 ranged from LIBOR plus 3.25% to LIBOR plus 6.00%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 18%, or $5,741.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2017 Using
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$115,866	$0	$115,866	$0
State and political subdivisions	305,141	0	305,141	0
Residential mortgage-backed securities
Agency	714,700	0	714,700	0
Non-agency	5,846	0	5,846	0
Commercial mortgage-backed securities
Agency	420,792	0	420,792	0
Asset-backed securities	13,429	0	13,429	0
Trust preferred collateralized debt obligations	31,659	0	0	31,659
Single issue trust preferred securities	12,467	0	12,467	0
Other corporate securities	19,254	0	19,254	0

Total available for sale debt securities	1,639,154	0	1,607,495	31,659
Available for sale equity securities:
Financial services industry	3,016	401	2,615	0
Equity mutual funds (1)	6,250	6,250	0	0
Other equity securities	1,214	1,214	0	0

Total available for sale equity securities	10,480	7,865	2,615	0

Total available for sale securities	1,649,634	7,865	1,610,110	31,659
Loans held for sale	311,186	0	0	311,186
Derivative financial assets:
Interest rate swap contracts	40	0	40	0
Interest rate lock commitments	7,027	0	0	7,027
TBA mortgage-backed securities	501	501	0	0

Total derivative financial assets	7,568	501	40	7,027
Liabilities

		Fair Value at September 30, 2017 Using
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial liabilities:
Interest rate swap contracts	480	0	480	0
Forward sales commitments	257	0	257	0
Interest rate lock commitments	291	0	291	0

Total derivative financial liabilities	1,028	0	1,028	0

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

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2017 and the year ended December 31, 2016.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2017	December 31, 2016
Balance, beginning of period	$33,552	$34,686
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	9	0
Included in other comprehensive income	6,148	(1,134)
Sales	(8,050)	0

Balance, end of period	$31,659	$33,552

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	September 30, 2017	December 31, 2016
Balance, beginning of period	$0	$0
Acquired in Cardinal merger	271,301	0
Originations	1,644,943	0
Sales	(1,639,737)	0
Total gains or losses during the period recognized in earnings	41,929	0
Transfers in and/or out of Level 3	(7,250)	0

Balance, end of period	$311,186	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2017	December 31, 2016
Balance, beginning of period	$0	$0
Acquired in Cardinal merger	10,393	0
Transfers other	(3,366)	0

Balance, end of period	$7,027	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Assets
Loans held for sale
Income from mortgage banking activities	$(5,090)	$(7,529)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2017			December 31, 2016
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$303,953	$311,186	$7,233	$0	$0	$0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2017. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisitions of Cardinal in the second quarter of 2017 and Bank of Georgetown in the second quarter of 2016, no other fair value measurement of intangible assets was made during the first nine months of 2017 and 2016.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at September 30, 2017
Description	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$105,900	$0	$74,852	$31,048	$9,045
OREO	26,826	0	26,743	83	2,904

		Carrying value at December 31, 2016
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Impaired Loans	$80,505	$0	$27,609	$52,896	$5,119
OREO	31,510	0	31,510	0	2,086

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Cash and cash equivalents	$1,747,037	$1,747,037	$0	$1,747,037	$0
Securities available for sale	1,649,634	1,649,634	7,865	1,610,110	31,659
Securities held to maturity	20,335	19,909	0	16,889	3,020
Other securities	166,756	158,418	0	0	158,418
Loans held for sale	315,031	315,031	0	3,845	311,186
Loans	13,065,542	12,550,352	0	0	12,550,352
Derivative financial assets	7,568	7,568	501	40	7,027
Deposits	13,875,297	13,859,205	0	13,859,205	0
Short-term borrowings	492,036	492,036	0	492,036	0
Long-term borrowings	1,364,246	1,328,753	0	1,328,753	0
Derivative financial liabilities	1,028	1,028	0	1,028	0
December 31, 2016
Cash and cash equivalents	$1,434,527	$1,434,527	$0	$1,434,527	$0
Securities available for sale	1,259,214	1,259,214	4,465	1,221,197	33,552
Securities held to maturity	33,258	31,178	0	28,158	3,020
Other securities	111,166	105,608	0	0	105,608
Loans held for sale	8,445	8,445	0	8,445	0
Loans	10,268,366	10,122,486	0	0	10,122,486
Derivative financial assets	2,291	2,291	0	2,291	0
Deposits	10,796,867	10,785,294	0	10,785,294	0
Short-term borrowings	209,551	209,551	0	209,551	0
Long-term borrowings	1,172,026	1,142,782	0	1,142,782	0
Derivative financial liabilities	2,605	2,605	0	2,605	0

13. STOCK BASED COMPENSATION

On May 18, 2016, United’s shareholders approved the 2016 Long-Term Incentive Plan (2016 LTI Plan). The 2016 LTI Plan became effective as of May 18, 2016 and replaced the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. An award granted under the 2016 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2016 LTI Plan is 1,700,000. The 2016 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the Board). Unless otherwise determined by the Board, the Compensation Committee of the Board (the Committee) shall administer the 2016 LTI Plan. Any and all shares may be issued in respect of any of the types of awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is 500,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,200,000. The shares to be offered under the 2016 LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee director during any calendar year is 10,000. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 5,000 shares to any individual non-employee director. Subject to certain change in control provisions, the 2016 LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form S-8 was filed on July 29, 2016 with the Securities and Exchange Commission to register all the shares which were available for the 2016 LTI Plan. During the first nine months of 2017, a total of 253,417 non-qualified stock options and 89,475 shares of restricted stock were granted under the 2016 LTI Plan.

Compensation expense of $909 and $2,589 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2017, respectively, as compared to the compensation expense of $720 and $2,050 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2016, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2017, and the changes during the first nine months of 2017 are presented below:

	Nine Months Ended September 30, 2017
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2017	1,411,735			$28.05
Assumed in Cardinal merger	153,602			21.47
Granted	253,417			45.27
Exercised	(163,562)			20.93
Forfeited or expired	(2,962)			38.81

Outstanding at September 30, 2017	1,652,230	$12,602	5.8	$30.76

Exercisable at September 30, 2017	1,138,309	$11,964	4.5	$26.64

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2017	430,278	$6.84
Granted	253,417	8.85
Vested	(168,274)	6.64
Forfeited or expired	(1,500)	8.85

Nonvested at September 30, 2017	513,921	$7.89

During the nine months ended September 30, 2017 and 2016, 163,562 and 248,677 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2017 and 2016 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2017 and 2016 was $3,078 and $4,670 respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	137,268	$33.61
Granted	89,475	45.27
Vested	(53,950)	32.23
Forfeited	(420)	45.30

Outstanding at September 30, 2017	172,373	$40.07

14. EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering a majority of all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the third quarter of 2017, United made a discretionary contribution of $10,000 to the Plan.

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

As of December 31, 2016, United changed the method used to estimate the interest cost component of net periodic benefit cost for the Plan. Under the previous method, appropriate spot rates were used to discount the projected benefit obligation (PBO) cash flows based on date of measurement. Then, a single aggregated discount rate was calculated such that the present value of the PBO remained the same. This rate is technically a weighted-average of the spot rates. This single discount rate was applied to the interest and service costs as well. Under the full yield curve approach, separate discount rates are used to calculate the present value for each projected cash flow. This does not have any impact on the present value of the PBO as the PBO was originally discounted with spot rates. The adoption of this method concerns the manner in which it affects interest and service costs. This new method constitutes a change in an accounting estimate under the provisions of ASC topic 250, “Accounting Changes and Error Corrections,” that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic pension cost beginning January 1, 2017. The impact of this accounting change on United’s net periodic pension cost for the third quarter and first nine months of 2017 was a decline of $252 and $748, respectively, in expense from the amount that would have been recorded under the previous method.

Included in accumulated other comprehensive income at December 31, 2016 are unrecognized actuarial losses of $53,991 ($34,014 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2017 is $4,411 ($2,779 net of tax).

Net periodic pension cost for the three and nine months ended September 30, 2017 and 2016 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Service cost	$574	$614	$1,705	$1,829
Interest cost	1,293	1,471	3,837	4,383
Expected return on plan assets	(2,072)	(2,034)	(6,148)	(6,058)
Recognized net actuarial loss	1,111	1,161	3,298	3,458

Net periodic pension (benefit) cost	$906	$1,212	$2,692	$3,612

Weighted-Average Assumptions:
Discount rate	4.49%	4.75%	4.49%	4.75%
Expected return on assets	7.00%	7.25%	7.00%	7.25%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2017, United has provided a liability for $2,405 of unrecognized tax benefits related to various federal and state income tax matters. The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax periods. However, at this time, United cannot reasonably estimate the amount of tax benefits it may recognize over the next 12 months.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014, 2015 and 2016 and certain State Taxing authorities for the years ended December 31, 2014 through 2016.

As of September 30, 2017 and 2016, the total amount of accrued interest related to uncertain tax positions was $548 and $792, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Income	$56,738	$41,479	$132,606	$107,977
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	0	(60)	(77)
Related income tax effect	0	0	22	28
Less: OTTI charges recognized in net income	0	0	60	33
Related income tax benefit	0	0	(22)	(12)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	0	415
Related income tax benefit	0	0	0	(150)

Net unrealized (losses) gains on AFS securities with OTTI	0	0	0	237
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	3,584	(7,599)	14,846	12,356
Related income tax effect	(1,326)	2,735	(5,493)	(4,489)
Net reclassification adjustment for (gains) losses included in net income	(467)	(1)	(1,444)	(251)
Related income tax expense (benefit)	173	0	534	91

	1,964	(4,865)	8,443	7,707

Net effect of AFS securities on other comprehensive income	1,964	(4,865)	8,443	7,944
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	6	6
Related income tax expense	(0)	(0)	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	2	4	4
Pension plan:
Recognized net actuarial loss	1,111	1,161	3,298	3,458
Related income tax benefit	(394)	(384)	(1,191)	(1,223)

Net effect of change in pension plan asset on other comprehensive income	717	777	2,107	2,235

Total change in other comprehensive income	2,683	(4,086)	10,554	10,183

Total Comprehensive Income	$59,421	$37,393	$143,160	$118,160

The components of accumulated other comprehensive income for the nine months ended September 30, 2017 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)

For the Nine Months Ended September 30, 2017

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2017	($10,297)	($51)	($34,369)	($44,717)
Other comprehensive income before reclassification	9,353	4	0	9,357
Amounts reclassified from accumulated other comprehensive income	(910)	0	2,107	1,197

Net current-period other comprehensive income, net of tax	8,443	4	2,107	10,554

Balance at September 30, 2017	($1,854)	($47)	($32,262)	($34,163)

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)

For the Nine Months Ended September 30, 2017

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(1,444)	Net gains on sales/calls of investment securities

	(1,444)	Total before tax
Related income tax effect	534	Tax expense

	(910)	Net of tax
Pension plan:
Recognized net actuarial loss	3,298 (a)

	3,298	Total before tax
Related income tax effect	(1,191)	Tax expense

	2,107	Net of tax

Total reclassifications for the period	$1,197

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Distributed earnings allocated to common stock	$34,587	$25,174	$95,871	$73,242
Undistributed earnings allocated to common stock	22,065	16,234	36,518	34,545

Net earnings allocated to common shareholders	$56,652	$41,408	$132,389	$107,787

Average common shares outstanding	104,760,153	76,218,573	95,040,664	72,413,246
Equivalents from stock options	307,969	429,200	409,962	333,117

Average diluted shares outstanding	105,068,122	76,647,773	95,450,626	72,746,363

Earnings per basic common share	$0.54	$0.54	$1.39	$1.49
Earnings per diluted common share	$0.54	$0.54	$1.39	$1.48

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2017			As of December 31, 2016
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$266,560	$257,605	$8,955	$240,668	$232,583	$8,085

(1)	Represents investment in VIEs.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2017 and 2016 is as follows:

	At and For the Three Months Ended September 30, 2017
	Community Banking	Mortgage Banking	Other	Consolidated
Net interest income	$152,886	$(36)	$(2,574)	$150,276
Provision for loans losses	7,279	0	0	7,279
Other income	18,373	19,936	(80)	38,229
Other expense	74,553	24,036	(1,937)	96,652
Income taxes	29,490	(1,332)	(322)	27,836

Net income (loss)	$59,937	$(2,804)	$(395)	$56,738

Total assets (liabilities)	$18,780,395	$350,483	$(900)	$19,129,978
Average assets (liabilities)	18,620,035	321,744	(13,994)	18,927,785

	At and For the Three Months Ended September 30, 2016
	Community Banking	Other	Consolidated
Net interest income	$113,033	$(1,964)	$111,069
Provision for loans losses	6,988	0	6,988
Other income	19,666	(645)	19,021
Other expense	63,009	(232)	62,777
Income taxes	19,729	(883)	18,846

Net income (loss)	$42,973	$(1,494)	$41,479

Total assets (liabilities)	$14,364,797	$(20,101)	$14,344,696
Average assets (liabilities)	14,182,202	(22,633)	14,159,569

	At and For the Nine Months Ended September 30, 2017
	Community Banking	Mortgage Banking	Other	Consolidated
Net interest income	$401,044	$54	$(6,957)	$394,141
Provision for loans losses	21,429	0	0	21,429
Other income	53,409	42,329	3,143	98,881
Other expense	215,935	42,744	12,952	271,631
Income taxes	73,214	(39)	(5,819)	67,356

Net income (loss)	$143,875	$(322)	$(10,947)	$132,606

Total assets (liabilities)	$18,780,395	$350,483	$(900)	$19,129,978
Average assets (liabilities)	17,020,928	187,118	(20,402)	17,187,644

	At and For the Nine Months Ended September 30, 2016
	Community Banking	Other	Consolidated
Net interest income	$317,835	$(5,757)	$312,078
Provision for loans losses	18,690	0	18,690
Other income	55,323	(1,943)	53,380
Other expense	186,322	(634)	185,688
Income taxes	55,580	(2,477)	53,103

Net income (loss)	$112,566	$(4,589)	$107,977

Total assets (liabilities)	$14,364,797	$(20,101)	$14,344,696
Average assets (liabilities)	13,125,973	(21,575)	13,104,398

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Both the results of operations of Cardinal and Bank of Georgetown are included in the consolidated results of operations from their respective dates of acquisition. As a result of the Cardinal acquisition, the third quarter and first nine months of 2017 were impacted by increased levels of average balances, income, and expense as compared to the third quarter and first nine months of 2016 which were impacted by increased levels of average balances, income, and expense due to the Bank of Georgetown acquisition. In addition, the third quarter and first nine months of 2017 included $532 thousand and $24.99 million, respectively, of merger-related expenses from the Cardinal acquisition and the third quarter and first nine months of 2016 included $924 thousand and $5.61 million, respectively, of merger-related expenses to the Bank of Georgetown acquisition.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2017, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2017, the allowance for loan losses was $74.9 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.5 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the third quarter of 2017 net income by approximately $4.9 million, after-tax or $0.05 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At September 30, 2017, approximately 10.98% of total assets, or $2.10 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 81.87% or $1.72 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately $381.00 million or 18.13% of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2017, only $1.03 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2017 were $19.13 billion which was an increase of $4.62 billion or 31.85% from December 31, 2016, primarily the result of the acquisition of Cardinal on April 21, 2017. Portfolio loans increased $2.80 billion or 27.07%, cash and cash equivalents increased $312.51 million or 21.78%, investment securities increased $433.09 million or 30.85%, goodwill increased $623.84 million or 72.22%, other assets increased $107.28 million or 25.86%, bank premises and equipment increased $28.40 million or 37.42% and interest receivable increased $12.21 million or 30.98% due primarily to the Cardinal merger. Total liabilities increased $3.59 billion or

29.28% from year-end 2016. This increase in total liabilities was due mainly to an increase of $3.08 billion or 28.51% and $474.71 million or 34.36% in deposits and borrowings, respectively, mainly due to the Cardinal acquisition. Shareholders’ equity increased $1.03 billion or 45.98% from year-end 2016 due primarily to the acquisition of Cardinal.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2017 increased $312.51 million or 21.78% from year-end 2016. Of this total increase, interest-bearing deposits with other banks increased $275.22 million or 21.87% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $37.22 million or 21.21% and fed funds increased $62 thousand or 8.55%. During the first nine months of 2017, net cash of $125.15 million and $384.45 million was provided by operating activities and investing activities, respectively, while $197.09 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2017 and 2016.

Securities

Total investment securities at September 30, 2017 increased $433.09 million or 30.85% from year-end 2016. Cardinal added $395.83million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $390.42 million or 31.01%. This change in securities available for sale reflects $378.05 million acquired from Cardinal, $630.12 million in sales, maturities and calls of securities, $630.06 million in purchases, and an increase of $13.40 million in market value. Securities held to maturity decreased $12.92 million or 38.86% from year-end 2016 due to calls and maturities of securities. Other investment securities increased $55.59 million or 50.01% from year-end 2016. Cardinal added $14.27 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $33.28 million and FHLB stock increased $7.30 million.

The following table summarizes the changes in the available for sale securities since year-end 2016:

	September 30	December 31
(Dollars in thousands)	2017	2016	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$115,866	$95,786	$20,080	20.96%
State and political subdivisions	305,141	192,812	112,329	58.26%
Mortgage-backed securities	1,141,338	896,480	244,858	27.31%
Asset-backed securities	13,429	217	13,212	6,088.48%
Marketable equity securities	10,480	13,828	(3,348)	(24.21%)
Trust preferred collateralized debt obligations	31,659	33,552	(1,893)	(5.64%)
Single issue trust preferred securities	12,467	11,477	990	8.63%
Corporate securities	19,254	15,062	4,192	27.83%

Total available for sale securities, at fair value	$1,649,634	$1,259,214	$390,420	31.01%

The following table summarizes the changes in the held to maturity securities since year-end 2016:

(Dollars in thousands)	September 30 2017	December 31 2016	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,215	$5,295	$(80)	(1.51%)
State and political subdivisions	5,674	8,598	(2,924)	(34.01%)
Mortgage-backed securities	26	30	(4)	(13.33%)
Single issue trust preferred securities	9,400	19,315	(9,915)	(51.33%)
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$20,335	$33,258	$(12,923)	(38.86%)

At September 30, 2017, gross unrealized losses on available for sale securities were $16.47 million. Securities in an unrealized loss position at September 30, 2017 consisted primarily of Trup Cdos, single issue trust preferred securities and agency residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of September 30, 2017, United’s mortgage-backed securities had an amortized cost of $1.14 billion, with an estimated fair value of $1.14 billion. The portfolio consisted primarily of $715.03 million in agency residential mortgage-backed securities with a fair value of $714.73 million, $5.26 million in non-agency residential mortgage-backed securities with an estimated fair value of $5.85 million, and $420.12 million in commercial agency mortgage-backed securities with an estimated fair value of $420.79 million.

As of September 30, 2017, United’s corporate securities had an amortized cost of $103.38 million, with an estimated fair value of $95.87 million. The portfolio consisted primarily of $38.19 million in Trup Cdos with a fair value of $31.66 million and $22.80 million in single issue trust preferred securities with an estimated fair value of $21.03 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $13.42 million and a fair value of $13.43 million and marketable equity securities, with an amortized cost of $9.95 million and a fair value of $10.48 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $5.29 million of the Company’s pooled securities, while mezzanine tranches represent $26.37 million. Of the $26.37 million in mezzanine tranches, $5.52 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of September 30, 2017, Trup Cdos with a fair value of $3.17 million were investment grade, and the remaining $28.49 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of September 30, 2017, United’s single issue trust preferred securities had a fair value of $21.00 million. Of the $21.03 million, $4.12 million or 19.60% were investment grade; $9.42 million or 44.85% were split rated; $3.10 million or 14.77% were below investment grade; and $4.36 million or 20.78% were unrated. The two largest exposures accounted for 53.50% of the $21.03 million. These included SunTrust Bank at $6.87 million and Emigrant Bank at $4.36 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of September 30, 2017:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						Dollars in thousands
SECURITY 1	Senior	Sr	Ca	NR	WD	$1,798	$2,115	$(317)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,429	5,519	910	7,398
SECURITY 5	Mezzanine	C-2	Caa1	NR	C	1,978	1,300	678	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,916	1,636	280	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,493	3,601	892	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	3,122	554	1,651
SECURITY 14	Mezzanine	B-1	Ba2	NR	CCC	3,300	2,625	675	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	5,000	1,436	3,531
SECURITY 17	Mezzanine	B-1	Caa1	NR	C	2,250	1,920	330	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	3,410	3,171	239	0
SECURITY 22	Mezzanine	B-1	B1	NR	CCC	2,500	1,650	850	0

						$38,186	$31,659	$6,527	$16,512

(1)	Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	5	6.3%	13.3%	7.9%	25 - 90%	(73.5)%	57.0%	43.0%
2	7	0.0%	11.1%	5.0%	N/A	(104.7)%	45.4%	54.6%
5	39	0.0%	9.8%	5.7%	N/A	0.2%	91.3%	8.7%
6	39	0.0%	15.9%	5.6%	N/A	(21.9)%	58.5%	41.5%
7	18	0.0%	12.0%	5.4%	N/A	(7.8)%	84.8%	15.2%
8	22	0.0%	22.4%	5.2%	N/A	(28.5)%	68.3%	31.7%
14	37	3.1%	7.1%	6.0%	0 - 90%	10.5%	88.0%	12.0%
15	18	0.8%	13.2%	6.7%	90%	(33.1)%	64.4%	35.6%
17	26	0.0%	7.4%	6.1%	N/A	(1.6)%	75.0%	25.0%
18	28	1.0%	15.2%	5.4%	15%	76.2%	100.0%	0.0%
22	28	1.5%	4.8%	5.5%	50%	6.6%	100.0%	0.0%

(1)	“Performing” refers to all outstanding issuers less issuers that have either defaulted or are currently deferring their interest payment.
(2)	“Expected Deferrals and Defaults” refers to projected future defaults on performing collateral and does not include the projected defaults on deferring collateral.
(3)	The “Discount” in the table above represents the Par Value less the Amortized Cost. This metric generally approximates the level of OTTI that has been incurred on these securities.

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

The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2017:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,707	$4,366	$1,341
Bank of America	Ba1	NR	BBB-	4,680	4,819	(139)
M&T Bank	NR	BBB-	BBB-	3,017	3,282	(265)

				$13,404	$12,467	$937

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.42 million) and Royal Bank of Scotland ($976 thousand).

During the third quarter of 2017, United did not recognize any other-than-temporary impairment charges. Management does not believe that any individual security with an unrealized loss as of September 30, 2017 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale increased $306.59 million or 3,630.38% due mainly to the acquisition of Cardinal and its mortgage banking subsidiary, George Mason. Loan originations exceeded loan sales in the secondary market during the first nine months of 2017. Loan originations for the first nine months of 2017 were $1.72 billion while loans sales were $1.67 billion. Loans held for sale were $315.03 million at September 30, 2017 as compared to $8.45 million at year-end 2016.

Portfolio Loans

Loans, net of unearned income, increased $2.80 billion or 27.07% from year-end 2016 mainly as a result of the Cardinal acquisition which added $3.17 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2016, commercial, financial and agricultural loans increased $1.72 billion or 28.25% as commercial real estate loans increased $1.58 billion or 35.21% and commercial loans (not secured by real estate) increased $144.30 million or 8.94%. In addition, residential real estate loans and other consumer loans increased $647.43 million or 26.94% and $88.90 million or 14.60%, respectively, while construction and land development loans increased $343.89 million or 27.39%. These increases were due primarily to the Cardinal acquisition. Otherwise, portfolio loans, net of unearned income, declined $369.23 million from year-end 2016.

The following table summarizes the changes in the major loan classes since year-end 2016:

	September 30	December 31
(Dollars in thousands)	2017	2016	$ Change	% Change
Loans held for sale	$315,031	$8,445	$306,586	3,630.38%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,364,757	$1,049,885	$314,872	29.99%
Nonowner-occupied commercial real estate	4,686,183	3,425,453	1,260,730	36.80%
Other commercial loans	1,757,741	1,613,437	144,304	8.94%

Total commercial, financial, and agricultural	$7,808,681	$6,088,775	$1,719,906	28.25%
Residential real estate	3,050,868	2,403,437	647,431	26.94%
Construction & land development	1,599,632	1,255,738	343,894	27.39%
Consumer:
Bankcard	13,775	14,187	(412)	(2.90%)
Other consumer	683,898	594,582	89,316	15.02%

Total gross loans	$13,156,854	$10,356,719	$2,800,135	27.04%
Less: Unearned income	(16,386)	(15,582)	(804)	5.16%

Total Loans, net of unearned income	$13,140,468	$10,341,137	$2,799,331	27.07%

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,459,221	$1,973,839	$1,056,959	$690,711	$8,180,730
Acquired	3,349,460	1,077,029	542,673	6,962	4,976,124

Total gross loans	$7,808,681	$3,050,868	$1,599,632	$697,673	$13,156,854

	December 31, 2016
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,457,470	$1,914,273	$1,095,972	$603,781	$8,071,496
Acquired	1,631,305	489,164	159,766	4,988	2,285,223

Total gross loans	$6,088,775	$2,403,437	$1,255,738	$608,769	$10,356,719

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $107.28 million or 25.86% from year-end 2016. The Cardinal acquisition added $135.38 million in other assets plus an additional $28.72 million in core deposit intangibles and $1.23 million for the George Mason trade name intangible. The cash surrender value of bank-owned life insurance policies increased $37.66 million, of which $33.50 million was acquired from Cardinal while the remaining increase was due to an increase in the cash surrender value. Deferred tax assets increased $30.77 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Cardinal acquisition. The remainder of the increase in other assets is the result of an increase of $5.28 million in derivative assets from George Mason, an increase of $4.26 million in income taxes receivable due to a timing difference in payments and an increase of $4.94 million in accounts receivable. Partially offsetting these increases was a decrease of $4.68 million in OREO due to sales and declines in the fair values of properties.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2017 increased $3.08 billion or 28.51% from year-end 2016 as a result of the Cardinal acquisition. Cardinal added $3.35 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $962.18 million or 30.34% while interest-bearing deposits increased $2.12 billion or 27.75% from December 31, 2016. Organically, deposits declined $269.74 million from year-end 2016.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $793.09 million or 32.65% and personal noninterest-bearing deposits of $92.09 million or 16.03% as a result of the Cardinal acquisition. Public funds noninterest-bearing deposits increased $37.42 million or 37.07%.

All major categories of interest-bearing deposits increased from year-end 2016 as the result of the Cardinal acquisition. Interest-bearing checking accounts increased $418.90 million or 23.56% mainly due to a $110.68 million increase in commercial interest-bearing checking accounts and a $252.31 million increase in personal interest-bearing checking accounts. Regular savings increased $342.61 million or 47.50% due to the Cardinal acquisition. Interest-bearing MMDAs increased $617.08 million or 19.58% as commercial MMDAs increased $526.03 million or 28.59% and personal MMDAs increased $81.74 million or 7.03%. Time deposits under $100,000 increased $128.41 million or 18.53% due mainly to an increase in fixed rate certificates of deposits (CDs) of $89.24 million due to the Cardinal acquisition. Time deposits over $100,000 increased $609.25 million or 47.57% due to increases in brokered deposits of $163.45 million, fixed rate CDs of $255.88 million, Certificate of Deposit Account Registry Service (CDARS) balances of $88.09 million and public funds CDs of $95.64 million, all as a result of the Cardinal acquisition.

The following table summarizes the changes in the deposit categories since year-end 2016:

(Dollars in thousands)	September 30 2017	December 31 2016	$ Change	% Change
Demand deposits	$4,134,019	$3,171,841	$962,178	30.33%
Interest-bearing checking	2,197,058	1,778,156	418,902	23.56%
Regular savings	1,063,830	721,224	342,606	47.50%
Money market accounts	3,768,979	3,151,896	617,083	19.58%
Time deposits under $100,000	821,417	693,005	128,412	18.53%
Time deposits over $100,000 (1)	1,889,994	1,280,745	609,249	47.57%

Total deposits	$13,875,297	$10,796,867	$3,078,430	28.51%

(1)	Includes time deposits of $250,000 or more of $935,197 and $536,507 at September 30, 2017 and December 31, 2016, respectively.

Borrowings

Total borrowings at September 30, 2017 increased $474.71 million or 34.36% during the first nine months of 2017. Cardinal added $316.33 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2016, short-term borrowings increased $282.49 million or 134.80% due to increases of $200.00 million and $78.92 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively. In addition, federal funds purchased increased $3.57 million. Cardinal added $96.21 million in short-term borrowings, all of which was repaid prior to quarter-end. Long-term borrowings increased $192.22 million or 16.40% since year-end 2016 as long-term FHLB advances increased $174.41 million and issuances of trust preferred capital securities increased $17.81 million. Cardinal added $220.12 million in long-term borrowings, $20 million of which was repaid prior to quarter-end.

The table below summarizes the change in the borrowing categories since year-end 2016:

(Dollars in thousands)	September 30 2017	December 31 2016	$ Change	% Change
Federal funds purchased	$25,800	$22,235	$3,565	16.03%
Short-term securities sold under agreements to repurchase	266,236	187,316	78,920	42.13%
Long-term securities sold under agreements to repurchase	50,000	50,000	0	0.00%
Short-term FHLB advances	200,000	0	200,000	100.00%
Long-term FHLB advances	1,072,115	897,707	174,408	19.43%
Issuances of trust preferred capital securities	242,131	224,319	17,812	7.94%

Total borrowings	$1,856,282	$1,381,577	$474,705	34.36%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2017 increased $40.10 million or 42.81% from year-end 2016. Cardinal added $50.93 million including an unfavorable lease liability of $2.28 million. In particular, deferred compensation increased $14.33 million, dividends payable increased $9.33 million, accrued mortgage escrow liabilities increased $6.05 million, other accrued expenses increased $8.12 million and income taxes payable increased $6.75 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $10.72 million in the pension liability due to a $10 million payment in the third quarter of 2017 and a decline of $1.58 million in derivative liabilities due to a change in fair value.

Shareholders’ Equity

Shareholders’ equity at September 30, 2017 increased $1.03 billion or 45.98% from December 31, 2016 mainly as a result of the Cardinal acquisition. The Cardinal transaction added approximately $975.25 million in shareholders’ equity as 23,690,589 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $972.50 million. Earnings net of dividends for the first nine months of 2017 were $36.57 million.

Accumulated other comprehensive income increased $10.55 million due mainly to an increase of $8.44 million in United’s available for sale investment portfolio, net of deferred income taxes. The after tax non-credit portion of pension costs was $2.11 million for the first nine months of 2017.

RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2017 was $56.74 million or $0.54 per diluted share, as compared to $41.48 million or $0.54 per diluted share for the prior year third quarter. Net income for the first nine months of 2017 was $132.61 million or $1.39 per diluted share compared to $107.98 million or $1.48 per share for the first nine months of 2016.

As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the first nine months and third quarter of 2017 were impacted for increased levels of average balances, income, and expense as compared to the first nine months and third quarter of 2016 and two full months in the second quarter of 2017.

In addition, as previously mentioned, United completed its acquisition of Bank of Georgetown on June 3, 2016. The financial results of Bank of Georgetown were included in United’s results from the acquisition date. As a result, the first nine months and third quarter of 2016 were impacted by increased levels of average balances, income, and expense. The third quarter and first nine months of 2017 included $532 thousand and $24.99 million, respectively, of merger-related expenses from the Cardinal acquisition and the third quarter and first nine months of 2016 included $924 thousand and $5.61 million, respectively, of merger-related expenses from the Bank of Georgetown acquisition.

For the third quarter of 2017, United’s annualized return on average assets was 1.19% and return on average shareholders’ equity was 6.89% as compared to 1.17% and 8.10% for the third quarter of 2016. United’s annualized return on average assets for the first nine months of 2017 was 1.03% and return on average shareholders’ equity was 6.22% as compared to 1.10% and 7.73% for the first nine months of 2016. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.96% and 8.28%, respectively, for the first six months of 2017.

Net interest income for the third quarter of 2017 was $394.14 million, an increase of $39.21 million or 35.30% from the third quarter of 2016. The increase in net interest income occurred because total interest income increased $48.45 million while total interest expense only increased $9.24 million from the third quarter of 2016. Net interest income for the first nine months of 2017 was $394.14 million, an increase of $82.06 million or 26.30% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $102.57 million while total interest expense only increased $20.51 million from the first nine months of 2016.

The provision for credit losses was $7.28 million and $21.43 million for the third quarter and first nine months of 2017, respectively, as compared to $6.99 million and $18.69 million for the third quarter and first nine months of 2016, respectively. For the third quarter of 2017, noninterest income was $38.23 million, which was an increase of $19.21 million or 100.98% from the third quarter of 2016. Noninterest income for the first nine months of 2017 was $98.88 million which was an increase of $45.50 million or 85.24% from the first nine months of 2016. These increases from 2016 were mainly due to additional income from mortgage banking activities as a result of the Cardinal acquisition. For the third quarter of 2017, noninterest expense increased $33.88 million or 53.96% from the third quarter of 2016. For the first nine months of 2017, noninterest expense increased $85.94 million or 46.28% from the first nine months of 2016. These increases from 2016 were due mainly to the Cardinal acquisition.

Income taxes for the third quarter of 2017 were $27.84 million as compared to $18.85 million for the third quarter of 2016. For the first nine months of 2017 and 2016, income tax expense was $67.36 million and $53.10 million, respectively. These increases for 2017 were due to higher earnings and a higher effective tax rate. For the quarters ended September 30, 2017 and 2016, United’s effective tax rate was 32.91% and 31.24%, respectively. The effective tax rate for the first nine months of 2017 and 2016 was 33.68% and 32.97%, respectively.

Business Segments

As a result of the Cardinal acquisition, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Community Banking

Net income attributable to the community banking segment for the third quarter of 2017 was $59.94 million compared to net income of $42.97 million for the third quarter of 2016.

Net interest income increased $39.85 million to $152.89 million for the third quarter of 2017, compared to $113.03 million for the same period of 2016. Generally, net interest income for the third quarter of 2017 increased from the third quarter of 2016 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $7.28 million for the three months ended September 30, 2017 compared to a provision of $6.99 million for the same period of 2016. Noninterest income decreased $1.29 million for the third quarter of 2017 to $18.37 million as compared to $19.67 million for the third quarter of 2016. The decrease was mainly due to a decline of $1.14 million in income from bank-owned life insurance policies due to death benefits recorded in the third quarter of 2016. Noninterest expense was $74.55 million for the third quarter of 2017, compared to $63.01 million for the same period of 2016. The increase of $11.54 million in noninterest expense was primarily attributable to increases in branches, staffing and merger-related expenses from the Cardinal acquisition.

Net income attributable to the community banking segment for the first nine months of 2017 was $143.88 million compared to net income of $112.57 million for the first nine months of 2016.

Net interest income increased $83.21 million to $401.04 million for the first nine months of 2017, compared to $317.84 million for the same period of 2016. Generally, net interest income for the first nine months of 2017 increased from the first nine months of 2016 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $21.43 million for the nine months ended September 30, 2017 compared to a provision of $18.69 million for the same period of 2016. Noninterest income decreased by $1.91 million to $53.41 million for the first nine months of 2017 as compared to $55.32 million for the first nine months of 2016. The decrease was mainly due to a decline of $1.04 million in income from bank-owned life insurance policies due to death benefits recorded in the third quarter of 2016. Noninterest expense was $215.94 million for the nine months ended September 30, 2017, compared to $186.32 million for the same period of 2016. The increase of $29.61 million in noninterest expense was primarily attributable to increases in branches, staffing and merger-related expenses from the Cardinal acquisition.

Mortgage Banking

The mortgage banking segment reported a net loss of $2.80 million and $322 thousand for the third quarter and first nine months of 2017, respectively. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $19.94 million and $42.33 million for the third quarter and first nine months of 2017, respectively. Noninterest expense was $24.04 million and $42.74 million for the third quarter and first nine months of 2017, respectively. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. There is no comparison to results for 2016 because United did not have a mortgage banking segment in 2016.

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

Net interest income for the third quarter of 2017 was $150.28 million, which was an increase of $39.21 million or 35.30% from the third quarter of 2016. The $39.21 million increase in net interest income occurred because total interest income increased $48.45 million while total interest expense only increased $9.24 million from the third quarter of 2016. Net interest income for the first nine months of 2017 was $394.14 million, which was an increase of $82.06 million or 26.30% from the first nine months of 2016. The $82.06 million increase in net interest income occurred because total interest income increased $102.57 million while total interest expense only increased $20.51 million from the first nine months of 2016. On a linked-quarter basis, net interest income for the third quarter of 2017 increased $14.03 million or 10.30% from the second quarter of 2017. The $14.03 million increase in net interest income occurred because total interest income increased $16.64 million while total interest expense only increased $2.61 million from the second quarter of 2017. Generally, interest income for the third quarter and first nine months of 2017 increased from the third quarter and first nine months of 2016 because of the earning assets added from the Cardinal acquisition. In addition, loan accretion on acquired loans for the third quarter and first nine months of 2017 increased from the same time periods last year and the second quarter of 2017. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the third quarter of 2017 was $152.37 million, an increase of $39.74 million or 35.29% from the third quarter of 2016 due mainly to an increase in average earning assets from the Cardinal acquisition. Average earning assets for the third quarter of 2017 increased $3.97 billion or 31.53% from the third quarter of 2016 due mainly to a $3.18 billion or 30.66% increase in average net loans. Average short-term investments increased $436.66 million or 53.90% while average investment securities increased $360.25 million or 25.15%. The third quarter of 2017 average yield on earning assets increased 22 basis points from the third quarter of 2016 due to additional loan accretion of $7.68 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2017 was an increase of 19 basis points in the average cost of funds as compared to the third quarter of 2016 due to the higher market interest rates. The net interest margin of 3.65% for the third quarter of 2017 was an increase of 9 basis points from the net interest margin of 3.56% for the third quarter of 2016.

Tax-equivalent net interest income for the first nine months of 2017 was $400.31 million, an increase of $83.67 million or 26.42% from the first nine months of 2016. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Cardinal acquisition. Average earning assets increased $3.53 billion or 30.25% from the first nine months of 2016 as average net loans increased $2.51 billion or 25.66% for the first nine months of 2017. Average investment securities increased $340.92 million or 26.26%. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2017 was an increase of 15 basis points in the average cost of funds as compared to the first nine months of 2016 due to higher market interest rates. In addition, the first nine months of 2017 average yield on earning assets decreased a basis point from the first nine months of 2016 due to the replacement of maturing higher-yielding investment securities with those at a lower current interest rate despite an increase of $11.64 million from accretion on acquired loans. The net interest margin of 3.52% for the first nine months of 2017 was a decrease of 10 basis points from the net interest margin of 3.62% for the first nine months of 2016.

On a linked-quarter basis, United’s tax-equivalent net interest income for the third quarter of 2017 increased $13.61 million or 9.81% due mainly to increases in the average yield on and the average balance of earning assets. The third quarter of 2017 average yield on earning assets increased 25 basis points from the second quarter of 2017 due to additional loan accretion of $5.45 million on acquired loans. Average earning assets increased $426.47 million or 2.64% for the linked-quarter due to the Cardinal acquisition. Average net loans increased $492.64 million or 3.78% while average investment securities increased $40.60 million or 2.32%. Average short-term investments decreased $106.77 million or 7.89%. Partially offsetting the increases to tax-equivalent net interest income for the third quarter of 2017 was an increase of 7 basis points in the average cost of funds as compared to the second quarter of 2017 due to higher market interest rates. The net interest margin of 3.65% for the third quarter of 2017 was an increase of 21 basis points from the net interest margin of 3.44% for the second quarter of 2017.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2017, September 30, 2016 and June 30, 2017 and the nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2017	2016	2017
Loan accretion	$12,805	$5,121	$7,355
Certificates of deposit	817	63	776
Long-term borrowings	268	22	197

Total	$13,890	$5,206	$8,328

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2017	2016
Loan accretion	$24,395	$12,750
Certificates of deposit	1,640	63
Long-term borrowings	348	328

Tax-equivalent net interest income	$26,383	$13,141

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2017, September 30, 2016 and June 30, 2017 and the nine months ended September 30, 2017 and September 30, 2016.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2017	2016	2017
Net interest income, GAAP basis	$150,276	$111,069	$136,245
Tax-equivalent adjustment (1)	2,092	1,556	2,512

Tax-equivalent net interest income	$152,368	$112,625	$138,757

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2017	2016
Net interest income, GAAP basis	$394,141	$312,078
Tax-equivalent adjustment (1)	6,168	4,562

Tax-equivalent net interest income	$400,309	$316,640

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month periods ended September 30, 2017 and 2016, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,246,742	$4,874	1.55%	$810,081	$1,107	0.54%
Investment Securities:
Taxable	1,533,444	9,406	2.45%	1,270,734	8,764	2.76%
Tax-exempt	259,189	2,284	3.52%	161,651	1,527	3.78%

Total Securities	1,792,633	11,690	2.61%	1,432,385	10,291	2.87%
Loans, net of unearned income (2)	13,607,933	157,111	4.59%	10430,449	113,295	4.32%
Allowance for loan losses	(73,031)			(71,493)

Net loans	13,534,902		4.61%	10,358,956		4.35%

Total earning assets	16,574,277	$173,675	4.16%	12,601,422	$124,693	3.94%

Other assets	2,353,508			1,558,147

TOTAL ASSETS	$18,927,785			$14,159,569

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,837,967	$14,227	0.57%	$7,255,184	$7,723	0.42%
Short-term borrowings	325,631	430	0.52%	519,807	553	0.42%
Long-term borrowings	1,364,417	6,650	1.93%	1,171,599	3,792	1.29%

Total Interest-Bearing Funds	11,528,015	21,307	0.73%	8,946,590	10,068	0.54%

Noninterest-bearing deposits	4,036,653			3,105,273
Accrued expenses and other liabilities	97,575			71,670

TOTAL LIABILITIES	15,662,243			12,123,533
SHAREHOLDERS’ EQUITY	3,265,542			2,036,036

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,927,785			$14,159,569

NET INTEREST INCOME		$152,368			$112,625

INTEREST SPREAD			3.43%			3.40%
NET INTEREST MARGIN			3.65%			3.56%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,282,589	$11,345	1.18%	$599,695	$2,371	0.53%
Investment Securities:
Taxable	1,412,221	26,226	2.48%	1,162,082	24,728	2.84%
Tax-exempt	227,171	6,242	3.66%	136,386	4,130	4.04%

Total Securities	1,639,392	32,468	2.64%	1,298,468	28,858	2.96%
Loans, net of unearned income (2)	12,360,252	409,643	4.43%	9,852,670	318,053	4.31%
Allowance for loan losses	(72,904)			(74,198)

Net loans	12,287,348		4.46%	9,778,472		4.34%

Total earning assets	15,209,329	$453,456	3.99%	11,676,635	$349,282	4.00%

Other assets	1,978,315			1,427,763

TOTAL ASSETS	$17,187,644			$13,104,398

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,024,232	$35,281	0.52%	$6,815,863	$21,278	0.42%
Short-term borrowings	298,213	1,149	0.52%	396,769	1,132	0.38%
Long-term borrowings	1,286,583	16,717	1.74%	1,100,741	10,232	1.24%

Total Interest-Bearing Funds	10,609,028	53,147	0.67%	8,313,373	32,642	0.52%

Non-interest bearing deposits	3,639,507			2,856,807
Accrued expenses and other liabilities	90,112			67,820

TOTAL LIABILITIES	14,338,647			11,238,000
SHAREHOLDERS’ EQUITY	2,848,997			1,866,398

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,187,644			$13,104,398

NET INTEREST INCOME		$400,309			$316,640

INTEREST SPREAD			3.32%			3.48%
NET INTEREST MARGIN			3.52%			3.62%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended September 30, 2017 and 2016, the provision for loan losses was $7.28 million and $6.99 million, respectively. The provision for loan losses for the first nine months of 2017 and 2016 was $21.43 million and $18.69 million, respectively. Net charge-offs were $5.34 million for the third quarter of 2017 as compared to net charge-offs of $6.78 million for the same quarter in 2016. Net charge-offs for the first nine months of 2017 were $19.27 million as compared to $21.76 million for the first nine months of 2016. The higher amounts of provision expense for the periods in 2017 compared to the same periods in 2016 were due to an increase in impaired loans necessitating specific allowance allocation. The lower amounts of net charge-offs for the periods in 2017 compared to the same periods in 2016 were due to the charge-off in 2016 of a large loan relationship which had deteriorated to the point of non-collectability. On a linked-quarter basis, the provision for loan losses and net charge-offs decreased $972 thousand and $2.81 million, respectively, from the second quarter of 2017 due mainly to providing for additional allowance allocation needs within the existing portfolio and recognition of charge-offs on previously impaired loans. Annualized net charge-offs as a percentage of average loans were 0.16% and 0.21% for the third quarter and first nine months of 2017, respectively.

At September 30, 2017, nonperforming loans were $168.40 million or 1.28% of loans, net of unearned income compared to nonperforming loans of $113.26 million or 1.10% of loans, net of unearned income at December 31, 2016. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more and still on accrual were $22.25 million at September 30, 2017 which was an increase of $13.66 million or 159.13% from $8.59 million at year-end 2016. The increase was due to the delinquency of a $14.83 million credit at quarter-end. At September 30, 2017, nonaccrual loans were $100.02 million, an increase of $16.49 million or 19.74% from $83.53 million at year-end 2016. This increase was due to the downgrade and transfer to nonaccrual of several oil, gas and coal industry relationships within the Company’s loan portfolio. Restructured loans were $46.13 million at September 30, 2017, an increase of $24.98 million or 118.10% from $21.15 million at year-end 2016. Ten loans totaling $30.89 million were restructured during the first nine months of 2017. Two of the restructured loans totaling $20.99 million were associated with an oil, gas and coal industry-related relationship. The remaining difference was mainly due to repayments and a charge-off. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $195.22 million, including OREO of $26.83 million at September 30, 2017, represented 1.02% of total assets.

The following table summarizes nonperforming assets for the indicated periods.

	September 30,	December 31,
(In thousands)	2017	2016	2015	2014	2013	2012
Nonaccrual Loans
Originated	$93,731	$77,111	$83,146	$64,312	$58,121	$66,711
Acquired	6,285	6,414	8,043	10,739	3,807	4,848
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	21,464	7,763	11,462	10,868	10,015	13,819
Acquired	785	823	166	807	1,029	4,249
Restructured loans
Originated	44,695	21,115	23,890	22,234	8,157	3,175
Acquired	1,437	37	0	0	0	0

Total nonperforming loans	$168,397	$113,263	$126,707	$108,960	$81,129	$92,802
Other real estate owned	26,826	31,510	32,228	38,778	38,182	49,484

TOTAL NONPERFORMING ASSETS	$195,223	$144,773	$158,935	$147,738	$119,311	$142,286

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2017, impaired loans were $420.46 million, which was an increase of $112.02 million or 36.32% from $308.44 million at December 31, 2016. This increase was due mainly to the acquired impaired loans from Cardinal and the Company’s exposure to the oil, gas and coal industry. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $227.75 million and $310.61 million, respectively, at September 30, 2017 as compared to $171.60 million and $231.10 million, respectively, at December 31, 2016. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $70.75 million and $58.88 million at September 30, 2017 and December 31, 2016, respectively. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2017 and December 31, 2016, the allowance for credit losses was $75.73 million and $73.82 million, respectively.

At September 30, 2017, the allowance for loan losses was $74.93 million as compared to $72.78 million at December 31, 2016. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.57% at September 30, 2017 and 0.70% at December 31, 2016, respectively. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 44.49% and 64.25% at September 30, 2017 and December 31, 2016, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s company-wide review of the allowance for loan losses at September 30, 2017 produced increased allocations in one of the four loan categories. The commercial, financial & agricultural loan pool allocation increased $8.16 million primarily due to an increase in other commercial loans deemed impaired necessitating specific allowance allocation. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $2.60 million due to recognition of losses previously allocated. The residential real estate loan pool allocation decreased $2.92 million due to improvement in the Bank’s collateral position for a significant relationship and reduction of impairment allocation required. The consumer loan pool also experienced a decrease of $290 thousand due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2016 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $26.75 million at September 30, 2017 and $23.42 million at December 31, 2016. In comparison to the prior year-end, this element of the allowance increased by $3.33 million primarily due to increased specific allocations for commercial, financial & agricultural loans.

Management believes that the allowance for credit losses of $75.73 million at September 30, 2017 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the third quarter of 2017 was $38.23 million, an increase of $19.21 million or 100.98% from the third quarter of 2016. Noninterest income for the first nine months of 2017 was $98.88 million, which was an increase of $45.50 million or 85.24% from the first nine months of 2016.

Income from mortgage banking activities totaled $20.39 million for the third quarter of 2017 compared to $982 thousand for the same period of 2016. For the first nine months of 2017 and 2016, income from mortgage banking activities was $43.60 million and $2.50 million, respectively. The increases for 2017 are the result of the acquisition of Cardinal and, in particular, the acquisition of its mortgage banking subsidiary, George Mason. For the three months ended September 30, 2017 and 2016, mortgage loan sales were $908.60 million and $43.32 million, respectively. For the nine months ended September 30, 2017 and 2016, mortgage loan sales were $1.67 billion and $112.70 million, respectively.

For the third quarter of 2017, fees from deposit services were $8.74 million, an increase of $438 thousand or 5.27% from the third quarter of 2016. In particular, overdraft fees and ATM income increased $167 thousand and $160 thousand, respectively. Fees from deposit services for the first nine months of 2017 were $24.98 million, an increase of $309 thousand or 1.25% from the first nine months of 2016. In particular, debit card income increased $236 thousand during the first nine months of 2017.

Partially offsetting these increases to noninterest income was a decline in income from bank-owned life insurance policies. Income from bank-owned life insurance for the third quarter and first nine months of 2017 decreased $1.14 million or 44.79% and $1.04 million or 21.07%, respectively, from the third quarter and first nine months of 2016. These decreases were due to death benefits recorded in the third quarter of 2016.

On a linked-quarter basis, noninterest income for the third quarter of 2017 decreased $2.28 million or 5.62% from the second quarter of 2017 due mainly to a decline of $2.15 million in income from mortgage banking activities despite increased production and sales of mortgage loans in the secondary market. The decline was due mainly to the impact of Accounting Standards Codification (ASC) 815 “Derivatives and Hedging” (ASC 815-10-S99-1), formerly Staff Accounting Bulletin (SAB) 109, accounting requirement to record unrealized gains associated with George Mason’s locked mortgage loan pipeline which creates a timing difference in the recognition of income as the loans are sold. The impact of ASC 815-10-S99-1 resulted in a decline of $4.48 million in income for the third quarter of 2017 versus an increase of $1.02 million in income for the second quarter of 2017.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense increased $33.88 million or 53.96% for the third quarter of 2017 compared to the same period in 2016. For the first nine months of 2017, noninterest expense increased $85.94 million or 46.28% from the first nine months of 2016. Generally, these increases in 2017 from 2016 were the result of additional general operating expenses and increased merger-related charges from the Cardinal acquisition.

Employee compensation for the third quarter of 2017 increased $20.10 million or 82.99% from the third quarter of 2016. Employee compensation increased $54.12 million or 78.29% for the first nine months of 2017 when compared to the first nine months of 2016. Merger severance charges of $12.78 million from the Cardinal acquisition were included in first nine months of 2017 as compared to $670 thousand in the first nine of 2016 from the Bank of Georgetown acquisition. Otherwise, base salaries for the third quarter and first nine months of 2017 increased $9.37 million or 44.67% and $19.49 million or 32.41%, respectively, from the same time periods in 2016 due mainly to additional employees from the Cardinal acquisition. The remainder of the increase in employee compensation for the third quarter and first nine months of 2017 was due mainly to higher employee incentives and commissions expense mainly related to the mortgage banking production of George Mason.

Employee benefits expense for the third quarter of 2017 increased $2.10 million or 28.00% from the third quarter of 2016. Employee benefits expense for the first nine months of 2017 increased $5.99 million or 28.03% as compared to the first nine months of 2016. The increases for third quarter and first nine months of 2017 were due in large part to additional health insurance expense of $1.11 million and $2.68 million, respectively, from the same time periods last year due to higher premiums and additional employees from the Cardinal acquisition. In addition, Federal Insurance Contributions Act (FICA) expense for third quarter and first nine months of 2017 increased $784 thousand and $2.69 million, respectively, from the third quarter and first nine months of 2016 due mainly to the additional employees from the Cardinal acquisition

Net occupancy expense increased $2.45 million or 35.34% and $9.12 million or 43.52% for the third quarter and first nine months of 2017, respectively, as compared to the same periods in the prior year. The increases were due mainly to additional building rental expense from the offices added in the Cardinal acquisition. Included in net occupancy expense for the first nine months of 2017 were charges of $5.93 million for the termination of leases and the reduction in the value of leasehold improvements for closed offices in the Cardinal acquisition as compared to charges of $1.58 million in the third quarter and first nine months of 2016 for the termination of leases for closed offices in the Bank of Georgetown acquisition.

Other real estate owned (OREO) expense for the third quarter of 2017 increased $1.37 million or 102.16% from the third quarter of 2016 due to declines in the fair value on OREO properties.

Data processing expense increased $1.74 million or 45.11% and $3.97 million or 36.05% for the third quarter and first nine months of 2017, respectively, as compared to the same periods in prior year due to additional processing as a result of the Cardinal acquisition. In addition, the results for first nine months of 2017 included a penalty of $525 thousand for the termination of Cardinal’s data processing contract.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the third quarter and first nine months of 2017 decreased $546 thousand or 26.17% and $1.28 million or 20.17%, respectively, from the third quarter and first nine months of 2016 due to lower premiums.

Other expense for the third quarter of 2017 increased $5.75 million or 40.18% from the third quarter of 2016. Other expense for the first nine months of 2017 increased $12.63 million or 28.19% from the first nine months of 2016. Included in other expense for the third quarter and first nine months of 2017 were merger-related expenses of $434 thousand and $5.83 million, respectively, as compared to merger-related expenses of $620 thousand and $2.78 million, respectively for the third quarter and first nine months of 2016. Amortization of core deposit intangibles increased $1.12 million and $2.60 million for the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016 due to the additional core deposit intangibles added in the Cardinal acquisition. Business and occupation (B&O) taxes increased $1.32 million and $2.47 million for the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016.

On a linked-quarter basis, noninterest expense for the third quarter of 2017 decreased $15.49 million or 13.81% from the second quarter of 2017 generally due to a decline of $22.62 million in merger-related expenses. Partially offsetting this decrease was an increase in OREO expense of $2.19 million due to declines in the fair value of OREO properties.

Income Taxes

For the third quarter of 2017, income tax expense was $27.84 million as compared to $18.85 million for the third quarter of 2016. This increase was mainly due to higher earnings and a higher effective tax rate as the result of a reduction in the income tax expense for the third quarter of 2016 due to an increase in United’s deferred tax rate. For the first nine months of 2017, income tax expense was $67.36 million as compared to $53.10 million for the first nine months of 2016 due to higher earnings and a higher effective tax rate. On a linked-quarter basis, income tax expense increased $8.53 million due to higher earnings partially offset by a decline in the effective tax rate due to the Cardinal acquisition. United’s effective tax rate was 32.91% for the third quarter of 2017, 34.25% for the second quarter of 2017 and 31.24% for the third quarter of 2016. For the first nine months of 2017 and 2016, United’s effective tax rate was 33.68% and 32.97%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

As of September 30, 2017, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.41 million in accordance with ASC topic 740. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table in the 2016 Form 10-K report.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2017 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2016 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2017, cash of $125.15 million was provided by operating activities due mainly to net income of $132.61 million for the first nine months of 2017. Net cash of $384.45 million was provided by investing activities which was primarily due to net repayments on loans of $369.23 million and net cash of $44.53 million provided in the acquisition of Cardinal. During the first nine months of 2017, net cash of $197.09 million was used in financing activities due primarily to a decline in deposits of $269.74 million, net repayment of long-term borrowings of $30.21 million and the payment of cash dividends in the amount of $86.71 million. Partially offsetting these decreases to cash were net proceeds of $200.00 million in short-term FHLB borrowings. The net effect of the cash flow activities was an increase in cash and cash equivalents of $312.51 million for the first nine months of 2017.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.26% at September 30, 2017 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 11.99%, 11.99% and 10.09%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $3.26 billion at September 30, 2017, increasing $1.03 billion or 45.98% from December 31, 2016 primarily due to the Cardinal acquisition. United’s equity to assets ratio was 17.06% at September 30, 2017 as compared to 15.41% at December 31, 2016. The primary capital ratio, capital and reserves to total assets and reserves, was 17.39% at September 30, 2017 as compared to 15.84% at December 31, 2016. United’s average equity to average asset ratio was 17.25% for the third quarter of 2017 as compared to 14.38% the third quarter of 2016. United’s average equity to average asset ratio was 16.58% for the first nine months of 2017 as compared to 14.24% for the first half of 2016. All of these financial measurements reflect a financially sound position.

During the third quarter of 2017, United’s Board of Directors declared a cash dividend of $0.33 per share. Cash dividends were $0.99 per common share for the first nine months of 2017. Total cash dividends declared were $34.64 million for the third quarter of 2017 and $96.04 million for the first nine months of 2017 as compared to $25.22 million and $73.38 million, respectively, for the third quarter and first nine months of 2016.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2017 and December 31, 2016:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2017	December 31, 2016
+200	(0.22%)	(2.05%)
+100	(0.02%)	(1.05%)
-100	0.22%	1.87%
-200	—	—

At September 30, 2017, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.02% over one year as compared to a decrease of 1.05% at December 31, 2016. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.22% over one year as of September 30, 2017, as compared to a decrease of 2.05% as of December 31, 2016. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.22% over one year as of September 30, 2017 as compared to an increase of 1.87%, over one year as of December 31, 2016. With the federal funds rate at 1.25% at September 30, 2017 and 0.75% at December 31, 2016, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.58% in year two as of September 30, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.80% in year two as of September 30, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.95% in year two as of September 30, 2017.

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

At September 30, 2017, United’s mortgage related securities portfolio had an amortized cost of $1.1 billion, of which approximately $664 million or 58% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 3.9 years and a weighted average yield of 2.51%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.3%, or less than the price decline of a 5- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 16.9%.

United had approximately $257 million in balloon and other securities with a projected yield of 2.12% and a projected average life of 4.1 years on September 30, 2017. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.8 years and a weighted average maturity (WAM) of 4.4 years.

United had approximately $63 million in 15-year mortgage backed securities with a projected yield of 2.20% and a projected average life of 3.7 years as of September 30, 2017. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.7 years and a weighted average maturity (WAM) of 9.9 years.

United had approximately $69 million in 20-year mortgage backed securities with a projected yield of 2.68% and a projected average life of 5 years on September 30, 2017. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.1 years and a weighted average maturity (WAM) of 14.5 years.

United had approximately $65 million in 30-year mortgage backed securities with a projected yield of 2.60% and a projected average life of 5.5 years on September 30, 2017. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.3 years and a weighted average maturity (WAM) of 26.3 years.

The remaining 2% of the mortgage related securities portfolio at September 30, 2017, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2017, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2017 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended September 30, 2017 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2017	0	$00.00	0	2,000,000
8/01 – 8/31/2017	4	$41.58	0	2,000,000
9/01 – 9/30/2017	0	$00.00	0	2,000,000

Total	4	$41.58	0

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2017, no shares were exchanged by participants in United’s stock option plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2017, the following shares were purchased for the deferred compensation plan: August 2017 – 4 shares at an average price of $41.58.
(3)	In August of 2017, United’s Board of Directors approved a repurchase plan to repurchase up to 2 million shares of United’s common stock on the open market (the 2017 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Index to exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.0-13322)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (XBRL) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 9, 2017	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	November 9, 2017	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer