Form 10-K
period 2017-12-31
UNITED BANKSHARES INC/WV
filed 2018-03-01
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2017, was approximately $3,921,339,111.

As of January 31, 2018, United Bankshares, Inc. had 105,041,766 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2018 Annual Shareholders’ Meeting to be held on May 30, 2018 are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2017, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty-one banking institutions including its recent acquisition of Cardinal Financial Corporation, which consummated after the close of business on April 21, 2017. During the fourth quarter of 2017, United consolidated its two banking subsidiaries, merging United Bank, Inc. into United Bank. Therefore, as of December 31, 2017, United has one banking subsidiary “doing business” under the name of United Bank, operating under the laws of Virginia. United Bank offers a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, mortgage banking, and brokerage services.

Employees

As of December 31, 2017, United and its subsidiaries had approximately 2,381 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2017, United’s consolidated assets approximated $19.1 billion and total shareholders’ equity approximated $3.2 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or non-banking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s completed mergers with Cardinal Financial Corporation and Bank of Georgetown.

Business of Subsidiaries

United, through its subsidiaries, engages primarily in community banking and mortgage banking offering most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, United Bank offers credit card services.

United Bank maintains a trust department which acts as trustee under wills, trusts and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. Trust services are available to customers of affiliate banks. United Bank provides services to its correspondent banks such as check clearing, safekeeping and the buying and selling of federal funds.

George Mason Mortgage, LLC (George Mason), a wholly-owned subsidiary of United Bank, is engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.

United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank, is a fully-disclosed broker/dealer and a Registered Investment Advisor with the National Association of Securities Dealers, Inc., the Securities and Exchange Commission, and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

United Bank is a member of a network of automated teller machines known as the New York Currency Exchange (NYCE) ATM network. The NYCE is an interbank network connecting the ATMs of various financial institutions in the United States and Canada.

United through United Bank offers an Internet banking service, Smart Touch Online Banking, which allows customers to perform various transactions using a computer or tablet from any location or from a mobile device such as a smart phone or other cellular device as long as they have access to the Internet, applicable software and a secure browser. Specifically, customers can check personal account balances, receive information about transactions within their accounts, make transfers between accounts, stop payment on a check, and reorder checks. Customers may also pay bills online and can make payments to virtually any business or individual. Customers can set up recurring fixed payments, one-time future payments or a one-time immediate payment. Customers can also set up their own merchants, view and modify that merchant list, view pending transactions and view their bill payment history with approximately three (3) months of history.

United also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

United’s loan portfolio, net of unearned income, increased $2.7 billion or 25.82% in 2017 due mainly to the acquisition of Cardinal Financial Corporation. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial, financial and agricultural loans increased $1.7 billion or 28.30% as commercial real estate loans increased $1.3 billion or 29.89% and commercial loans (not secured by real estate) increased $385.5 million or 23.90%. In addition, consumer loans increased $105.6 million or 17.34% while residential real estate loans increased $592.7 million or 24.66%. Construction and land development loans increased $249.2 million or 19.84%.

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

As of December 31, 2017, approximately $390.77 million or 3.00% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

Underwriting Standards

United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors of United Bank. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to: minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2017, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $9.2 billion as of December 31, 2017. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2017, approximately $5.0 billion or 38.1% of United’s total loan portfolio were for the purpose of renting or leasing real estate. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2017, approximately $54.5 million or less than 1% of United’s total loan portfolio were for the purpose of mining, quarrying and oil and gas extraction.

Secondary Markets

United generally originates loans within the primary market area of United Bank. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers. In addition to offices in the primary market area of United Bank, George Mason also has offices in North Carolina and South Carolina. United does not service mortgage loans for others.

United Bank and George Mason both originate and acquire residential real estate loans for resale in the secondary market. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts or mandatory basis.

During 2017, United originated $2.4 billion of real estate loans for sale in the secondary market and sold $2.4 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2017 were $58.9 million.

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

Sources of funds for investment activities include “core deposits”. Core deposits include certain demand deposits, savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a significant source of funds. These include federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings. Repurchase agreements represent funds that are generally obtained as the result of a competitive bidding process.

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2017, 2016, and 2015 were $42.2 million, $36.1 million, and $34.3 million, respectively. For the years of 2017, 2016 and 2015, United realized net gains on sales of securities of $5.6 million, $313 thousand, and $202 thousand, respectively. In the year 2017, United recognized other-than-temporary impairment (OTTI) charges of $60 thousand, consisting of OTTI on collateralized mortgage obligations (CMOs). In the year 2016, United recognized other-than-temporary impairment (OTTI) charges of $33 thousand, consisting of OTTI on collateralized mortgage obligations (CMOs). In the year 2015, United recognized other-than-temporary impairment (OTTI) charges of $47 thousand, consisting of OTTI on an equity security and a pooled trust preferred collateralized debt obligation (Trup Cdo).

Competition

United faces a high degree of competition in all of the markets it serves. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiary.

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

As of December 31, 2017, there were 62 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 96 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2017, West Virginia’s seasonally adjusted unemployment rate was 5.5% according to information from West Virginia’s Bureau of Employment Programs. The national unemployment rate was 4.1%. The state unemployment rate of 5.5% for December 2017 was an increase from a rate of 5.3% for the month of November 2017 and down from the rate of 5.8% for the month of December 2016. Total nonfarm payroll employment increased 400 in December, with losses of 600 in the service-providing sector offset by gains of 1,000 in the goods-producing sector. West Virginia’s not seasonally adjusted unemployment rate was 5.3% in December 2017. After several years of economic hardship, West Virginia’s economy hit bottom in 2016 and has grown over the past few quarters of 2017. West Virginia’s jobless rate fell to its lowest level in nearly a decade during the second quarter of 2017, reaching just over 4.6%. West Virginia’s real gross domestic product declined in 2015 and 2016, but has increased at a rapid pace over the past few quarters of 2017. Changes in the state’s total economic output have been volatile since 2012, reflecting the turbulence within the state’s coal and natural gas industries. According to the latest forecast from the West Virginia University College of Business and Economics, West Virginia’s unemployment rate is expected to hover in the mid-4 percent range for the next several quarters, but slowly begin to decline through the early 2020s. Employment in West Virginia is estimated to increase nearly 0.7% per year on average through 2022, trailing the 0.9% average annual growth expected for the nation as a whole. Total employment is not expected to return to its 2012 peak until 2021. Per capita personal income is expected to grow at an annual average rate of 1.8% over the next five years, below the national rate of 2.3%. Growth will be driven largely by non-wage income, such as Social Security benefits. West Virginia’s population has declined by more than 25,000 people since 2012, and although it is expected that the state’s population will stabilize, more losses are likely over the longer term due to large share of elderly residents and the effects of poor health outcomes and behaviors for many segments of the overall population.

United’s Virginia banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate in December 2017 was unchanged from November 2017 at 3.7%, but was down 0.4% from the month of December 2016. At the start of 2017, the seasonally adjusted unemployment rate was 4.0% and has been in the 3.7-3.8% range for most of the year. Virginia’s seasonally adjusted unemployment rate continues to be below the national rate of 4.1%. Virginia’s seasonally adjusted nonfarm employment decreased by 2,100 jobs in December to 3,966,500, which was the third consecutive monthly decline. From November 2017 to December 2017, seasonally adjusted employment decreased in three major industry divisions, increased in seven major industry divisions, and was unchanged in mining. The largest job loss during December occurred in the professional and business services sector. From December 2016 to December 2017, Virginia’s seasonally adjusted total nonfarm employment was up 30,200 jobs, or 0.8%. Over-the-year employment growth in Virginia has been positive for 45 consecutive months. While over-the-year growth for the last three months of 2017 fell below 1.0% percent, growth in all the preceding months of 2017 exceeded 1.0%. Compared to a year ago, on a seasonally adjusted basis, eight of the eleven major industry divisions experienced employment gains, while the other three experienced employment losses. The largest over-the-year job gain occurred in private education and health services, up 2.7%. In December, six metropolitan areas experienced over-the-month job gains, while the other three metropolitan areas experienced employment losses. The largest absolute job increase occurred in the Northern Virginia metropolitan area. The Richmond metropolitan area experienced the next largest job gain. The other metropolitan areas that experienced gains were: Lynchburg; Charlottesville; Blacksburg-Christiansburg-Radford; and Harrisonburg. The largest absolute job loss occurred in the Virginia Beach-Norfolk-Newport News metropolitan area. The other metropolitan areas that experienced job losses were Roanoke and Winchester. Over the year, seasonally adjusted total nonfarm employment increased in seven metropolitan areas, decreased in the Virginia Beach-Norfolk-Newport News metropolitan area, and remained unchanged in the Lynchburg metropolitan area. The Northern Virginia metropolitan area experienced the largest absolute job gain, up 1.4%. Richmond was ranked second, and Charlottesville was ranked third. The remaining metropolitan areas with over-the-year job gains were: Roanoke; Harrisonburg; Winchester; and Blacksburg-Christiansburg-Radford. Virginia’s unadjusted unemployment rate was down 0.2% in December to 3.4% and was down 0.4% from a year ago.

Regulation and Supervision

United, as a financial holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, United is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System (“Board of Governors”).

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

The Board of Governors, in its Regulation Y, permits financial holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Board of Governors is necessary to engage in certain other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Board of Governors may approve other non-banking activities. A financial holding company may also engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.

As a financial holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the West Virginia Banking Board) and must submit annual reports to the West Virginia Banking Board. Further, any acquisition application that United must submit to the Board of Governors must also be submitted to the West Virginia Banking Board for approval.

The Board of Governors has broad authority to prohibit activities of financial holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Board of Governors also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

United Bank, as a Virginia state member bank, is subject to supervision, examination and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institutions. As a member of the Federal Deposit Insurance Corporation (“FDIC”), United Bank’s deposits are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

SEC regulations require us to disclose certain types of business and financial data on a regular basis to the SEC and to our shareholders. We are required to file annual, quarterly and current reports with the SEC. We prepare and file an annual report on Form 10-K with the SEC that contains detailed financial and operating information, as well as a management response to specific questions about United’s operations. SEC regulations require that our annual reports to shareholders contain certified financial statements and other specific items such as management’s discussion and analysis of our financial condition and results of operations. We must also file quarterly reports with the SEC on Form 10-Q that contain detailed financial and operating information for the prior quarter and we must file current reports on Form 8-K to provide the pubic with information on recent material events.

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

Deposit Insurance

The deposits of United Bank are insured by the FDIC to the extent provided by law. Accordingly, United Bank is also subject to regulation by the FDIC. United Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund (DIF) of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS rating) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.

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

United’s FDIC insurance expense totaled $7.1 million, $8.5 million, and $8.4 million in 2017, 2016 and 2015, respectively.

Capital Requirements

As a financial holding company, United is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. United Bank is also subject to the capital requirements administered by the Federal Reserve Board. On July 2, 2013, the Federal Reserve, United’s and United Bank’s primary federal regulator, published final rules (the Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and its banking subsidiaries, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules were effective for United and United Bank on January 1, 2015 (subject to a phase-in period).

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require United and United Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to United and United Bank.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including United and United Bank, may make a one-time permanent election to continue to exclude these items. Upon adoption on January 1, 2015, United and United Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. However, because United was less than $15 billion in total consolidated assets for reporting periods prior to June 30, 2017, the Basel III Capital Rules grandfathered United’s Trust Preferred Securities as Tier 1 capital and was thus subject to a limit of 25 percent of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules.

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

As stated, implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

As of December 31, 2017, United and United Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

United Bank was considered a “well capitalized” institution as of December 31, 2017. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. United Bank received a rating of “satisfactory” in its most recent CRA examination.

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

In the ordinary course of business, United relies on electronic communications and information systems to conduct its operations and to store sensitive data. United employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. United employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of its defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, United and United Bank have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, United’s systems and those of its customers and third-party service providers are under constant threat and it is possible that United could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by United and its customers. See Item 1A. Risk Factors for a further discussion of risk related to cybersecurity.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the Right to Financial Privacy Act and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. United’s bank subsidiary must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

As discussed above, the Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with more than $10 billion in assets, such as United Bank, are subject to these federal consumer financial laws.

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

In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule expanded beyond the June 2010 principals based guidance and broadened the scope to include community banks. The proposed rules (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. As of February 2018, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of United and United Bank to hire, retain and motivate their key employees.

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

United’s success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond its control may adversely affect United’s and United Bank’s asset quality, deposit levels and loan demand and, therefore, its earnings. Because United has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

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

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2021.

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

The effects of the Tax Cuts and Jobs Act of 2017 on our business have not yet been fully analyzed and could have an adverse effect on our net income.

On December 22, 2017, President Donald Trump signed into law H.R.1, formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Act, United recorded additional tax expense of $37.73 million in the fourth quarter of 2017 due to a remeasurement of United’s deferred tax assets and liabilities. Reasonable estimates were made based on United’s analysis of the Tax Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect United’s provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on United’s state income tax returns, completion of United’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Act. United cannot determine at this time the full effects of the Tax Act on its business and financial results.

The Consumer Financial Protection Bureau (CFPB) may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including United Bank.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, United Bank is supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon United Bank with respect to its consumer product offering and services may produce significant, material effects on United Bank (and United’s) profitability.

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

On July 2, 2013, the Federal Reserve published final rules that substantially amend the regulatory risk-based capital rules applicable to United and United Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act, or the Basel III Capital Rules. The new rules were effective for United and United Bank on January 1, 2015 (subject to a phase-in period for certain of the new rules).

The Basel III Capital Rules, among other things, (i) introduce a capital measure called “Common Equity Tier 1”, or CET1, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations, and particularly as applied to CET1.

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

With respect to United’s banking subsidiary, United Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

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

The Basel III changes have resulted in generally higher minimum capital ratios that require United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

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

RISKS RELATING TO UNITED’S MERGER WITH CARDINAL FINANCIAL

United may fail to realize the cost savings estimated for the merger of Cardinal.

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

The success of the merger of Cardinal will depend, in part, on United’s ability to realize the anticipated benefits and cost savings from successfully combining the businesses of United and Cardinal and to combine the businesses of United and Cardinal in a manner that permits growth opportunities and cost savings to be realized without materially disrupting the existing customer relationships of Cardinal or decreasing revenues due to loss of customers. If United is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2017, approximately $198.8 million was available for dividend payments from United Bank to United without regulatory approval.

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

None

Item 2. PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and forty-two (142) full service offices—fifty-one (51) offices located throughout West Virginia, eighty-six (86) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Charleston area and one each in areas of Beckley, Wheeling, Morgantown, Parkersburg, Charles Town, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for nine offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Fairfax and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston and Morgantown, West Virginia and Chantilly, Virginia areas.

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

Stock

As of January 31, 2018, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 105,070,939 were issued, including 29,173 shares held as treasury shares. The outstanding shares are held by approximately 6,780 shareholders of record, as well as 34,781 shareholders in street name as of January 31, 2018. The unissued portion of United’s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In December of 2016, United completed a registered public offering of 4,330,000 shares of its common stock. The net proceeds of the offering will be used to provide capital support for the growth of the company and other general corporate purposes.

In August of 2017, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 2,000,000 shares of its common stock in the open market. As of December 31, 2017, United still has 2,000,000 shares available for repurchase under the plan. During 2017 and 2016, no shares were repurchased under a stock repurchase plan.

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

Dividends

The shareholders of United are entitled to receive dividends when and as declared by its Board of Directors. Dividends have been paid quarterly. Dividends were $1.33 per share in 2017, $1.32 per share in 2016 and $1.29 per share in 2015. See “Market and Stock Prices of United” for quarterly dividend information.

The payment of dividends is subject to the restrictions set forth in the West Virginia Corporation Act and the limitations imposed by the Federal Reserve Board. Payment of dividends by United is dependent upon receipt of dividends from its Banking Subsidiaries. Payment of dividends by United Bank is regulated by the Federal Reserve System and generally, the prior approval of the Federal Reserve Board (FRB) is required if the total dividends declared by a state member bank in any calendar year exceeds its net profits, as defined, for that year combined with its retained net profits for the preceding two years. Additionally, prior approval of the FRB is required when a state member bank has deficit retained earnings but has sufficient current year’s net income, as defined, plus the retained net profits of the two preceding years. The FRB may prohibit dividends if it deems the payment to be an unsafe or unsound banking practice. The FRB has issued guidelines for dividend payments by state member banks emphasizing that proper dividend size depends on the bank’s earnings and capital. See Note T, Notes to Consolidated Financial Statements.

Market and Stock Prices of United

United Bankshares, Inc. stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2018, the last practicable date, was $37.00.

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

The following table presents the dividends and high and low prices of United’s common stock during the periods set forth below:

2018	Dividends		High	Low
First Quarter through February 22, 2018	—	(1)	$38.55	$33.60
2017
Fourth Quarter	$0.34		$38.45	$33.60
Third Quarter	$0.33		$40.25	$31.70
Second Quarter	$0.33		$42.60	$37.45
First Quarter	$0.33		$47.30	$39.45
2016
Fourth Quarter	$0.33		$49.35	$36.52
Third Quarter	$0.33		$39.71	$35.91
Second Quarter	$0.33		$40.18	$34.50
First Quarter	$0.33		$37.85	$32.22

(1)	On February 26, 2018, United declared a dividend of $0.34 per share, payable April 2, 2018, to shareholders of record as of March 9, 2018.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2017, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2012 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
United Bankshares, Inc.	100.00	135.02	167.18	170.79	220.82	171.78
NASDAQ Bank Index	100.00	141.64	148.54	161.65	222.82	234.90
S&P Mid-Cap Index	100.00	133.41	146.37	143.22	172.81	200.80

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2017	1,871	$37.10	0	2,000,000
11/01 – 11/30/2017	11,590	$35.95	0	2,000,000
12/01 – 12/31/2017	0	$00.00	0	2,000,000

Total	13,461	$36.11

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2017, 13,457 shares were exchanged by participants in United’s stock option plans at an average price of $36.11.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2017, the following shares were purchased for the deferred compensation plan: November 2017 –4 shares at an average price of $39.28.

(3)

In August of 2017, United’s Board of Directors approved a repurchase plan to repurchase up to two million shares of United’s common stock on the open market (the 2017 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2017. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Summary of Operations:
Total interest income	$623,806	$470,341	$423,630	$418,542	$306,154
Total interest expense	74,809	45,010	39,506	42,834	36,313
Net interest income	548,997	425,331	384,124	375,708	269,841
Provision for loan losses	28,406	24,509	22,574	21,937	19,267
Other income	131,645	70,032	73,626	80,962	66,506
Other expense	367,409	248,196	231,687	239,847	192,036
Income taxes	134,246	75,575	65,530	64,998	39,416
Net income	150,581	147,083	137,959	129,888	85,628
Cash dividends	131,755	98,696	89,667	88,522	62,981

Per common share:
Net income:
Basic	1.54	2.00	1.99	1.93	1.70
Diluted	1.54	1.99	1.98	1.92	1.70
Cash dividends	1.33	1.32	1.29	1.28	1.25
Book value per share	30.85	27.59	24.61	23.90	20.66

Selected Ratios:
Return on average shareholders’ equity	5.09%	7.67%	8.10%	8.13%	8.43%
Return on average assets	0.85%	1.10%	1.12%	1.11%	1.02%
Dividend payout ratio	87.50%	67.10%	65.00%	68.15%	73.55%

Selected Balance Sheet Data:
Average assets	$17,617,429	$13,376,803	$12,265,115	$11,652,776	$8,419,456
Investment securities	2,071,645	1,403,638	1,204,182	1,316,040	889,342
Loans held for sale	265,955	8,445	10,681	8,680	4,236
Total loans	13,011,421	10,341,137	9,384,080	9,104,652	6,704,583
Total assets	19,058,959	14,508,892	12,577,944	12,328,811	8,735,324
Total deposits	13,830,591	10,796,867	9,341,527	9,045,485	6,621,571
Long-term borrowings	1,363,977	1,172,026	1,015,249	1,105,314	575,697
Total liabilities	15,818,429	12,273,145	10,865,309	10,672,651	7,693,592
Shareholders’ equity	3,240,530	2,235,747	1,712,635	1,656,160	1,041,732

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% effective January 1, 2018 and made numerous other tax law changes. U.S. generally accepted accounting principles (GAAP) requires companies to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, United recorded additional tax expense of $37.73 million in the fourth quarter of 2017 due to a remeasurement of the Company’s deferred tax assets and liabilities. Reasonable estimates were made based on the Company’s analysis of the Tax Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained as provided for under Staff Accounting Bulletin (“SAB 118”). Additional information that may affect our provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of United’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Act.

MERGERS & ACQUISITIONS

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

Both the results of operations of Cardinal and Bank of Georgetown are included in the consolidated results of operations from their respective dates of acquisition. Also, United consolidated its banking subsidiaries during the fourth quarter of 2017. As a result of the Cardinal acquisition, the year of 2017 was impacted by increased levels of average balances, income, and expense as compared to prior year which was impacted by increased levels of average balances, income, and expense due to the Bank of Georgetown acquisition. In addition, the fourth quarter and year of 2017 included merger-related expenses of $1.78 million and $26.84 million, respectively, as compared to merger-related expenses of $523 thousand and $6.13 million for the fourth quarter and year of 2016, respectively.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2017, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2017, the allowance for loan losses was $76.6 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.7 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2017 net income by approximately $4.1 million, after-tax or $0.04 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2017, approximately 11.91% of total assets, or $2.27 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 85.90% or $1.95 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 14.10% or $319.98 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were Trup Cdos classified as available-for-sale. At December 31, 2017, only $477 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note U for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2017 COMPARED TO 2016

United’s total assets as of December 31, 2017 were $19.06 billion which was an increase of $4.55 billion or 31.36% from December 31, 2016, primarily the result of the acquisition of Cardinal on April 21, 2017. Portfolio loans increased $2.67 billion or 25.82%, loans held for sale increased $257.51 million or 3,049.26%, cash and cash equivalents increased $231.64 million or 16.15%, investment securities increased $668.01 million or 47.59%, goodwill increased $614.61 million or 71.15%, other assets increased $69.47 million or 16.75%, bank premises and equipment increased $28.99 million or 38.18% and interest receivable increased $13.42 million or 34.05% due primarily to the Cardinal merger. Total liabilities increased $3.55 billion or 28.89% from year-end 2016. This increase in total liabilities was due mainly to an increase of $3.03 billion or 28.10% and $459.99 million or 33.29% in deposits and borrowings, respectively, mainly due to the Cardinal acquisition. Shareholders’ equity increased $1.00 billion or 44.94% from year-end 2016 due primarily to the acquisition of Cardinal.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2017 increased $231.64 million or 16.15% from year-end 2016. Of this total increase, interest-bearing deposits with other banks increased $210.30 million or 16.71% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $21.27 million or 12.12% and fed funds increased $64 thousand or 8.83%. During the year of 2017, net cash of $253.93 million and $266.68 million was provided by operating activities and investing activities, respectively, while $288.97 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2017 increased $668.01 million or 47.59% from year-end 2016. Cardinal added $395.83 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $629.54 million or 49.99%. This change in securities available for sale reflects $378.05 million acquired from Cardinal, $684.44 million in sales, maturities and calls of securities, $932.47 million in purchases, and an increase of $6.50 million in market value. Securities held to maturity decreased $12.83 million or 38.58% from year-end 2016 due to calls and maturities of securities. Other investment securities increased $51.30 million or 46.14% from year-end 2016. Cardinal added $14.27 million in other investment securities. Otherwise, Federal Reserve Bank (FRB) stock increased $33.28 million.

The following is a summary of available for sale securities at December 31:

	2017	2016	2015
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$114,735	$95,247	$71,993
States and political subdivisions	303,101	196,350	130,685
Mortgage-backed securities	1,283,933	896,472	788,218
Asset-backed securities	109,829	217	3,404
Marketable equity securities	9,712	12,436	4,844
Trust preferred collateralized debt obligations	37,856	48,558	49,386
Single issue trust preferred securities	13,417	13,363	13,811
Corporate securities	28,101	14,996	9,999

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$1,900,684	$1,277,639	$1,072,340

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$1,888,756	$1,259,214	$1,066,334

The following is a summary of held to maturity securities at December 31:

	2017	2016	2015
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$5,187	$5,295	$10,425
States and political subdivisions	5,797	8,598	9,321
Mortgage-backed securities	23	30	35
Single issue trust preferred securities	9,401	19,315	19,298
Other corporate securities	20	20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$20,428	$33,258	$39,099

TOTAL HELD TO MATURITY SECURITIES, at fair value	$20,018	$31,178	$36,319

At December 31, 2017, gross unrealized losses on available for sale securities were $20.85 million. Securities in an unrealized loss position at December 31, 2017 consisted primarily of Trup Cdos, single issue trust preferred securities and agency commercial and residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of December 31, 2017, United’s mortgage-backed securities had an amortized cost of $1.28 billion, with an estimated fair value of $1.27 billion. The portfolio consisted primarily of $821.88 million in agency residential mortgage-backed securities with a fair value of $814.62 million, $4.97 million in non-agency residential mortgage-backed securities with an estimated fair value of $5.51 million, and $457.11 million in commercial agency mortgage-backed securities with an estimated fair value of $454.86 million.

As of December 31, 2017, United’s corporate securities had an amortized cost of $208.34 million, with an estimated fair value of $203.86 million. The portfolio consisted primarily of $37.86 million in Trup Cdos with a fair value of $34.27 million and $22.82 million in single issue trust preferred securities with an estimated fair value of $21.23 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $109.83 million and a fair value of $109.97 million and marketable equity securities, with an amortized cost of $9.71 million and a fair value of $9.88 million, only one of which was individually significant.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related primarily to financial institutions and to a lesser extent, insurance companies. The Company has no exposure to Real Estate Investment Trusts (REITs) in its investment portfolio. The Company owns both senior and mezzanine tranches in the Trup Cdos; however, the Company does not own any income notes. The senior and mezzanine tranches of Trup Cdos generally have some protection from defaults in the form of over-collateralization and excess spread revenues, along with waterfall structures that redirect cash flows in the event certain coverage test requirements have failed. Generally, senior tranches have the greatest protection, with mezzanine tranches subordinated to the senior tranches, and income notes subordinated to the mezzanine tranches. The fair value of senior tranches represents $4.97 million of the Company’s pooled securities, while mezzanine tranches represent $29.30 million. Of the $29.30 million in mezzanine tranches, $6.23 million are now in the Senior position as the Senior notes have been paid to a zero balance. As of December 31, 2017, Trup Cdos with a fair value of $2.85 million were investment grade, and the remaining $31.42 million were below investment grade. In terms of capital adequacy, the Company allocates additional risk-based capital to the below investment grade securities. As of December 31, 2017, United’s single issue trust preferred securities had a fair value of $21.23 million. Of the $21.23 million, $8.96 million or 42.22% were investment grade; $4.62 million or 21.79% were split rated; $3.17 million or 14.87% were below investment grade; and $4.48 million or 21.13% were unrated. The two largest exposures accounted for 53.58% of the $21.23 million. These included SunTrust Bank at $6.89 million and Emigrant Bank at $4.48 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following two tables provide a summary of Trup Cdos as of December 31, 2017:

Description (1)	Tranche	Class	Moodys	S&P	Fitch	Amortized Cost Basis	Fair Value	Unrealized Loss (Gain)	Cumulative Credit- Related OTTI
						Dollars in thousands
SECURITY 1	Senior	Sr	Ca	NR	WD	$1,798	$2,115	$(317)	$1,219
SECURITY 2	Senior (org Mezz)	B	Ca	NR	WD	6,428	6,226	202	7,398
SECURITY 5	Mezzanine	C-2	Caa1	NR	C	1,978	1,473	505	184
SECURITY 6	Mezzanine	C-1	Ca	NR	C	1,919	1,638	281	1,316
SECURITY 7	Mezzanine	B-1	Caa1	NR	C	4,506	4,145	361	41
SECURITY 8	Mezzanine	B-1	Ca	NR	C	3,676	3,122	554	1,651
SECURITY 14	Mezzanine	B-1	Ba2	NR	CCC	3,300	3,525	(225)	422
SECURITY 15	Mezzanine	B	Caa3	NR	C	6,436	5,200	1,236	3,531
SECURITY 17	Mezzanine	B-1	Caa1	NR	C	2,250	2,100	150	750
SECURITY 18	Senior	A-3	Aaa	NR	AA	3,065	2,850	215	0
SECURITY 22	Mezzanine	B-1	B1	NR	CCC	2,500	1,875	625	0

						$37,856	$34,269	$3,587	$16,512

(1) Securities that are no longer owned by the Company have been removed from the tables.

Desc.	# of Issuers Currently Performing (1)	Deferrals as % of Original Collateral	Defaults as a % of Original Collateral	Expected Deferrals and Defaults as a % of Remaining Performing Collateral (2)	Projected Recovery/ Cure Rates on Deferring Collateral	Excess Subordination as % of Performing Collateral	Amortized Cost as a % of Par Value	Discount as a % of Par Value (3)
1	5	6.3%	13.3%	7.9%	25 - 90%	(73.5)%	57.0%	43.0%
2	7	0.0%	11.1%	5.0%	N/A	(104.7)%	45.4%	54.6%
5	39	0.0%	9.8%	5.6%	N/A	0.3%	91.3%	8.7%
6	39	0.0%	15.7%	5.5%	N/A	(21.6)%	58.6%	41.4%
7	18	0.0%	12.0%	5.1%	N/A	(7.6)%	84.8%	15.2%
8	22	0.0%	22.4%	5.6%	N/A	(28.4)%	68.3%	31.7%
14	37	3.1%	7.1%	6.0%	0 - 90%	10.8%	88.0%	12.0%
15	17	0.8%	13.2%	7.0%	90%	(33.2)%	64.4%	35.6%
17	25	0.0%	7.4%	5.9%	N/A	(1.7)%	75.0%	25.0%
18	28	1.0%	15.2%	5.0%	15%	78.7%	100.0%	0.0%
22	27	1.5%	4.8%	5.5%	25%	6.4%	100.0%	0.0%

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

The calculation of excess subordination in the above table does not consider the OTTI the Company has recognized on these securities. While the ratio of excess subordination provides some insight on overall collateralization levels, the Company completes an expected cash flow analysis each quarter to determine whether an adverse change in future cash flows has occurred under ASC topic 320. The standard specifies that a cash flow projection should be present-valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. The Company utilizes the cash flow models to determine the net realizable value and assess whether additional OTTI has occurred.

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

The following is a summary of available for sale single-issue trust preferred securities as of December 31, 2017:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
	(Dollars in thousands)
Emigrant	NR	NR	WD	$5,710	$4,485	$1,225
Bank of America	Baa3	NR	BBB-	4,688	4,813	(125)
M&T Bank	NR	BBB-	BBB-	3,019	3,262	(243)

				$13,417	$12,560	$857

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.43 million) and Royal Bank of Scotland ($976 thousand).

During 2017, United recognized net other-than-temporary impairment charges totaling $60 thousand on one non-agency residential mortgage-backed security, which is not expected to be sold. Other than the securities that have already been deemed to be other-than-temporarily impaired, management does not believe that any other individual security with an unrealized loss as of December 31, 2017 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans

Loans, net of unearned income, increased $2.67 billion or 25.82% from year-end 2016 mainly as a result of the Cardinal acquisition which added $3.17 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2016, commercial, financial and agricultural loans increased $1.72 billion or 28.30% as commercial real estate loans increased $1.34 billion or 29.89% and commercial loans (not secured by real estate) increased $385.54 million or 23.90%. In addition, residential real estate loans and other consumer loans increased $592.73 million or 24.66% and $105.58 million or 17.34%, respectively, while construction and land development loans increased $249.17 million or 19.84%. These increases were due primarily to the Cardinal acquisition. Otherwise, portfolio loans, net of unearned income, declined $496.03 million from year-end 2016.

A summary of loans outstanding is as follows:

	December 31
(In thousands)	2017	2016	2015	2014	2013
Commercial, financial & agricultural	$7,811,906	$6,088,775	$5,426,335	$5,353,991	$3,911,103
Residential real estate	2,996,171	2,403,437	2,268,685	2,263,354	1,821,378
Construction & land development	1,504,907	1,255,738	1,273,054	1,133,251	670,364
Consumer	714,353	608,769	430,878	368,896	310,754
Less: Unearned interest	(15,916)	(15,582)	(14,872)	(14,840)	(9,016)

Total loans	13,011,421	10,341,137	9,384,080	9,104,652	6,704,583
Allowance for loan losses	(76,627)	(72,771)	(75,726)	(75,529)	(74,198)

TOTAL LOANS, NET	$12,934,794	$10,268,366	$9,308,354	$9,029,123	$6,630,385

Loans held for sale	$265,955	$8,445	$10,681	$8,680	$4,236

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,647,745	$1,974,804	$1,032,629	$707,661	$8,362,839
Acquired	3,164,161	1,021,367	472,278	6,692	4,664,498

Total gross loans	$7,811,906	$2,996,171	$1,504,907	$714,353	$13,027,337

	December 31, 2016
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,457,470	$1,914,273	$1,095,972	$603,781	$8,071,496
Acquired	1,631,305	489,164	159,766	4,988	2,285,223

Total gross loans	$6,088,775	$2,403,437	$1,255,738	$608,769	$10,356,719

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2017:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$1,286,880	$2,564,879	$3,960,147	$7,811,906
Construction & land development	598,808	612,432	293,667	1,504,907

Total	$1,885,688	$3,177,311	$4,253,814	$9,316,813

At December 31, 2017, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$520,667	$1,837,651	$1,885,587	$4,243,905
Outstanding with adjustable rates	1,365,021	1,339,660	2,368,227	5,072,908

	$1,885,688	$3,177,311	$4,253,814	$9,316,813

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $69.47 million or 16.75% from year-end 2016. Other than amounts added from Cardinal’s balance sheet at acquisition, United added $28.72 million in core deposit intangibles and $1.08 million for the George Mason trade name intangible from the acquisition. The cash surrender value of bank-owned life insurance policies increased $5.59 million, excluding $33.50 million acquired from Cardinal, due to an increase in the cash surrender value. In addition, income tax receivable increased $23.24 million due to a timing difference in payments. The remainder of the increase in other assets is the result of an increase of $2.81 million due mainly to derivative assets at George Mason. Partially offsetting these increases was a decrease of $17.17 million in deferred tax assets due the enactment of the Tax Cuts and Jobs Act that resulted in a revaluation of United’s deferred tax assets and liabilities using a lower enacted corporate tax rate.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2017 increased $3.03 billion or 28.10% from year-end 2016 as a result of the Cardinal acquisition. Cardinal added $3.35 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $1.12 billion or 35.40% while interest-bearing deposits increased $1.91 billion or 25.06% from December 31, 2016. Organically, deposits declined $313.84 million from year-end 2016.

The increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $899.94 million or 37.05% and personal noninterest-bearing deposits of $126.68 million or 22.05% as a result of the Cardinal acquisition. Public funds noninterest-bearing deposits increased $27.20 million or 26.94%.

All major categories of interest-bearing deposits increased from year-end 2016 as the result of the Cardinal acquisition. Interest-bearing checking accounts increased $378.82 million or 21.30% mainly due to a $84.58 million increase in commercial interest-bearing checking accounts and a $275.26 million increase in personal interest-bearing checking accounts. Regular savings increased $312.88 million or 43.38% due to the Cardinal acquisition. Interest-bearing MMDAs increased $604.36 million or 19.17% as commercial MMDAs increased $469.13 million or 25.50% and personal MMDAs increased $124.02 million or 10.67%. Time deposits under $100,000 increased $102.13 million or 14.74% due mainly to an increase in fixed rate certificates of deposits (CDs) and variable rate CDs of $56.44 million and $20.33 million due to the Cardinal acquisition. Time deposits over $100,000 increased $512.69 million or 40.03% due to increases in brokered deposits of $51.89 million, fixed rate CDs of $214.38 million, Certificate of Deposit Account Registry Service (CDARS) balances of $156.56 million and public funds CDs of $83.64 million, all as a result of the Cardinal acquisition.

The table below summarizes the changes by deposit category since year-end 2016:

	December 31	December 31
	2017	2016	$ Change	% Change
(Dollars in thousands)
Demand deposits	$4,294,687	$3,171,841	$1,122,846	35.40%
Interest-bearing checking	2,156,974	1,778,156	378,818	21.30%
Regular savings	1,034,100	721,224	312,876	43.38%
Money market accounts	3,756,259	3,151,896	604,363	19.17%
Time deposits under $100,000	795,137	693,005	102,132	14.74%
Time deposits over $100,000 (1)	1,793,434	1,280,745	512,689	40.03%

Total deposits	$13,830,591	$10,796,867	$3,033,724	28.10%

(1)	Includes time deposits of $250,000 or more of $790,703 and $357,468 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2018	$1,725,875
2019	465,480
2020	179,414
2021	126,103
2022 and thereafter	91,699

TOTAL	$2,588,571

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2017 are summarized as follows:

Amount
( In thousands)
3 months or less	$688,758
Over 3 through 6 months	275,366
Over 6 through 12 months	295,081
Over 12 months	534,229

TOTAL	$1,793,434

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2017			2016			2015
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$3,800,902	$0	0.00%	$2,921,628	$0	0.00%	$2,591,501	$0	0.00%
NOW and money market deposits	5,650,379	25,867	0.46%	4,364,102	14,151	0.32%	3,996,323	12,617	0.32%
Savings deposits	992,798	2,002	0.20%	733,233	994	0.14%	703,150	955	0.14%
Time deposits	2,505,711	21,857	0.87%	1,840,790	13,980	0.76%	1,902,503	14,451	0.76%

TOTAL	$12,949,790	$49,726	0.38%	$9,859,753	$29,125	0.30%	$9,193,477	$28,023	0.30%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2017 increased $459.99 million or 33.29% during the year of 2017. Cardinal added $316.33 million, including purchase accounting amounts, upon consummation of the acquisition. Since year-end 2016, short-term borrowings increased $268.04 million or 127.91% due to increases of $200.00 million and $74.04 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively. Federal funds purchased decreased $6.00 million. Cardinal added $96.21 million in short-term borrowings, all of which was repaid prior to quarter-end. Long-term borrowings increased $191.95 million or 16.38% since year-end 2016 as long-term FHLB advances increased $173.82 million and issuances of trust preferred capital securities increased $18.13 million. Cardinal added $220.12 million in long-term borrowings, $20 million of which was repaid prior to quarter-end.

The table below summarizes the changes by borrowing category since year-end 2016:

	December 31		Amount Change	Percentage Change
	2017	2016
(Dollars in thousands)
Federal funds purchased	$16,235	$22,235	$(6,000)	(26.98%)
Short-term securities sold under agreements to repurchase	261,352	187,316	74,036	39.52%
Long-term securities sold under agreements to repurchase	50,000	50,000	0	0.00%
Short-term FHLB advances	200,000	0	200,000	100.00%
Long-term FHLB advances	1,071,531	897,707	173,824	19.36%
Issuances of trust preferred capital securities	242,446	224,319	18,127	8.08%

Total borrowings	$1,841,564	$1,381,577	$459,987	33.29%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2017 increased $51.94 million or 55.46% from year-end 2016. Cardinal added $41.55 million including an unfavorable lease liability of $2.28 million. In particular, deferred compensation increased $14.48 million, dividends payable increased $10.40 million, accrued mortgage escrow liabilities increased $5.54 million, other accrued expenses increased $5.55 million and income taxes payable increased $10.47 million. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $4.46 million in the pension liability due to a $10 million payment in the third quarter of 2017 and a decline of $2.13 million in derivative liabilities due to a change in fair value.

Shareholders’ Equity

Shareholders’ equity at December 31, 2017 increased $1.00 billion or 44.94% from December 31, 2016 mainly as a result of the Cardinal acquisition. The Cardinal transaction added approximately $975.25 million in shareholders’ equity as 23,690,589 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $972.50 million. Earnings net of dividends for the year of 2017 were $18.83 million.

Accumulated other comprehensive income increased $2.69 million due mainly to an increase of $4.09 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax accretion of pension costs was $2.87 million for the year of 2017. Partially offsetting these increases to accumulated other comprehensive income was the after-tax pension accounting adjustment at year-end 2017 resulting in a decline of $4.27 million.

EARNINGS SUMMARY

Overview

Net income for the year 2017 was $150.58 million or $1.54 per diluted share compared to $147.08 million or $1.99 per diluted share for the year of 2016. The results for the year of 2017 included additional income tax expense of $37.73 million or $0.39 per diluted share related to the estimated impact of the enactment of the Tax Cuts and Jobs Act (the Tax Act). Income before income taxes for the year of 2017 was $284.83 million, an increase of $62.17 million or 27.92% from the year of 2016.

As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the year of 2017 was impacted for increased levels of average balances, income, and expense as compared to the year of 2016. Also, United consolidated its banking subsidiaries during the fourth quarter of 2017. As a result of the Cardinal acquisition the year of 2017 was impacted by increased levels of average balances, income, and expense.

In addition, as previously mentioned, United completed its acquisition of Bank of Georgetown on June 3, 2016. The financial results of Bank of Georgetown were included in United’s results from the acquisition date. As a result, the year of 2016 were impacted by increased levels of average balances, income, and expense. In addition, the year of 2017 included merger-related expenses of $26.84 million as compared to merger-related expenses of $6.13 million for the year of 2016.

United’s return on average assets for the year of 2017 was 0.85% and return on average shareholders’ equity was 5.09% as compared to 1.10% and 7.67% for the year of 2016. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.98% and 8.35%, respectively, for the first nine months of 2017.

Net interest income for the year of 2017 was $549.00 million, an increase of $123.67 million or 29.08% from the prior year. The increase in net interest income occurred because total interest income increased $153.47 million while total interest expense only increased $29.80 million from the year of 2016.

The provision for credit losses was $28.41 million for the year 2017 as compared to $24.51 million for the year of 2016. Noninterest income was $131.65 million for the year of 2017, up $61.61 million or 87.98% when compared to the year of 2016. This increase from 2016 was mainly due to additional income from mortgage banking activities as a result of the Cardinal acquisition. Noninterest expense was $367.41 million, an increase of $119.21 million or 48.03% for the year of 2017 when compared to 2016. This increase from 2016 was due mainly to the Cardinal acquisition.

Income taxes for the year of 2017 was $134.25 million as compared to $75.58 million for the year of 2016. United’s effective tax rate was approximately 47.1% and 33.9% for years ended December 31, 2017 and 2016, respectively, as compared to 32.2% for 2015. As previously mentioned, the year of 2017 included additional income tax expense of $37.73 million related to the estimated impact of the enactment of the Tax Act.

Business Segments

As a result of the Cardinal acquisition, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Community Banking

Net income attributable to the community banking segment for the year of 2017 was $168.27 million compared to net income of $152.72 million for the year of 2016.

Net interest income increased $125.48 million to $558.62 million for the year of 2017, compared to $433.14 million for the same period of 2016. Generally, net interest income for the year of 2017 increased from the year of 2016 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $28.41 million for the year ended December 31, 2017 compared to a provision of $24.51 million for the same period of 2016. Noninterest income decreased by $3.00 million to $69.62 million for the year of 2017 as compared to $72.62 million for the year of 2016. The decrease was mainly due to a decline of $684 thousand in income from bank-owned life insurance policies due to death benefits recorded in the third quarter of 2016. Noninterest expense was $291.58 million for the year ended December 31, 2017, compared to $249.89 million for the same period of 2016. The increase of $41.69 million in noninterest expense was primarily attributable to increases in branches, staffing and merger-related expenses from the Cardinal acquisition.

Mortgage Banking

The mortgage banking segment reported a net loss of $2.71 million for the year of 2017. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $58.53 million the year of 2017. Noninterest expense was $62.07 million the year of 2017. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. There is no comparison to results for 2016 because United did not have a mortgage banking segment in 2016.

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

Net interest income for the year of 2017 was $549.00 million, which was an increase of $123.67 million or 29.08% from the year of 2016. The $123.67 million increase in net interest income occurred because total interest income increased $153.47 million while total interest expense only increased $29.80 million from the year of 2016. Generally, interest income for the year of 2017 increased from the year of 2016 because of the earning assets added from the Cardinal acquisition. In addition, loan accretion on acquired loans for the year of 2017 increased from the same time period last year. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2017 was $557.43 million, an increase of $125.97 million or 29.20% from the year of 2016. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Cardinal acquisition. Average earning assets increased $3.63 billion or 30.45% from the year of 2016 as average net loans increased $2.61 billion or 26.29% for the year of 2017. Average investment securities increased $401.32 million or 30.41%. In addition, the average yield on earning assets increased 7 basis points from the year of 2016 due to additional loan accretion of $20.36 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the year of 2017 was an increase of 16 basis points in the average cost of funds as compared to the year of 2016 due to higher market interest rates. The net interest margin of 3.58% for the year of 2017 was a decrease of 4 basis points from the net interest margin of 3.62% for the year of 2016.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2017	2016	2015
Loan Accretion	$41,202	$20,845	$10,780
Certificates of deposit	2,244	111	1,698
Long-term borrowings	617	210	611

Total	$44,063	$21,166	$13,089

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2017, 2016 and 2015.

	Year Ended
	December 31	December 31	December 31
(Dollars in thousands)	2017	2016	2015
Net interest income (GAAP)	$548,997	$425,331	$384,124
Tax-equivalent adjustment (non-GAAP) (1)	8,429	6,121	6,486

Tax-equivalent net interest income (non-GAAP)	$557,426	$431,452	$390,610

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 35%. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2017, 2016 and 2015 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$1,304,830	$16,035	1.23%	$682,988	$3,495	0.51%	$600,218	$1,645	0.27%
Investment Securities:
Taxable	1,486,460	36,715	2.47%	1,173,829	32,357	2.76%	1,140,852	30,744	2.69%
Tax-exempt	234,450	8,491	3.62%	145,763	5,771	3.96%	119,514	5,427	4.54%

Total Securities	1,720,910	45,206	2.63%	1,319,592	38,128	2.89%	1,260,366	36,171	2.87%
Loans, net of unearned Income (2)	12,598,295	570,994	4.53%	9,991,696	434,839	4.35%	9,126,387	392,300	4.30%
Allowance for loan losses	(73,434)			(73,813)			(75,451)

Net loans	12,524,861		4.56%	9,917,883		4.38%	9,050,936		4.33%

Total earning assets	15,550,601	$632,235	4.07%	11,920,463	$476,462	4.00%	10,911,520	$430,116	3.94%

Other assets	2,066,828			1,456,340			1,353,595

TOTAL ASSETS	$17,617,429			$13,376,803			$12,265,115

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,148,888	$49,726	0.54%	$6,938,125	$29,125	0.42%	$6,601,976	$28,023	0.42%
Short-term borrowings	309,794	1,579	0.51%	409,939	1,584	0.39%	323,279	834	0.26%
Long- term borrowings	1,306,120	23,504	1.80%	1,118,673	14,301	1.28%	985,458	10,649	1.08%

Total Interest-Bearing Funds	10,764,802	74,809	0.69%	8,466,737	45,010	0.53%	7,910,713	39,506	0.50%

Noninterest-bearing deposits	3,800,902			2,921,628			2,591,501
Accrued expenses and other liabilities	92,432			69,551			60,411

TOTAL LIABILITIES	14,658,136			11,457,916			10,562,625
SHAREHOLDERS’ EQUITY	2,959,293			1,918,887			1,702,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,617,429			$13,376,803			$12,265,115

NET INTEREST INCOME		$557,426			$431,452			$390,610

INTEREST SPREAD			3.38%			3.47%			3.44%

NET INTEREST MARGIN			3.58%			3.62%			3.58%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2017 Compared to 2016				2016 Compared to 2015
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$3,171	$4,918	$4,451	$12,540	$223	$1,441	$186	$1,850
Investment securities:
Taxable	8,629	(3,404)	(867)	4,358	887	799	(73)	1,613
Tax-exempt (1)	3,512	(496)	(296)	2,720	1,192	(693)	(155)	344

Loans (1),(2)	114,186	17,852	4,117	136,155	37,539	4,525	475	42,539

TOTAL INTEREST INCOME	129,498	18,870	7,405	155,773	39,841	6,072	433	46,346

Interest expense:
Interest-bearing deposits	$9,285	$8,326	$2,990	$20,601	$1,412	$0	$(310)	$1,102
Short-term borrowings	(391)	492	(106)	(5)	225	420	105	750
Long-term borrowings	2,399	5,817	987	9,203	1,439	1,971	242	3,652

TOTAL INTEREST EXPENSE	11,293	14,635	3,871	29,799	3,076	2,391	37	5,504

NET INTEREST INCOME	$118,205	$4,235	$3,534	$125,974	$36,765	$3,681	$396	$40,842

(1)	Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2017, nonperforming loans were $168.74 million or 1.30% of loans, net of unearned income compared to nonperforming loans of $113.26 million or 1.10% of loans, net of unearned income at December 31, 2016. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more and still on accrual were $9.80 million at December 31, 2017 which was an increase of $1.22 million or 14.17% from $8.59 million at year-end 2016. The increase was due mainly to the delinquency of a $822 thousand credit at quarter-end. At December 31, 2017, nonaccrual loans were $108.80 million, an increase of $25.28 million or 30.26% from $83.53 million at year-end 2016. This increase was due to the downgrade and transfer to nonaccrual of several oil, gas and coal industry relationships within the Company’s loan portfolio. Restructured loans were $50.13 million at December 31, 2017, an increase of $28.98 million or 136.99% from $21.15 million at year-end 2016. Fifteen loans totaling $36.12 million were restructured during the year of 2017. Four of the restructured loans totaling $19.82 million were associated with an oil, gas and coal industry-related relationship. The remaining difference was mainly due to repayments and a charge-off. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $193.08 million, including OREO of $24.35 million at December 31, 2017, represented 1.01% of total assets.

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

	December 31
	2017	2016	2015	2014	2013
	(In thousands)
Nonaccrual loans
Originated	$97,971	$77,111	$83,146	$64,312	$58,121
Acquired	10,832	6,414	8,043	10,739	3,807
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	7,288	7,763	11,462	10,868	10,015
Acquired	2,515	823	166	807	1,029
Restructured loans (1)
Originated	48,709	21,115	23,890	22,234	8,157
Acquired	1,420	37	0	0	0

Total nonperforming loans	$168,735	$113,263	$126,707	$108,960	$81,129

Other real estate owned	24,348	31,510	32,228	38,778	38,182

TOTAL NONPERFORMING ASSETS	$193,083	$144,773	$158,935	$147,738	$119,311

(1)	Restructured loans with an aggregate balance of $30.87 million, $11.11 million, and $11.95 million at December 31, 2017, 2016 and 2015 respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2017, impaired loans were $454.43 million, which was an increase of $145.99 million or 47.33% from the $308.44 million in impaired loans at December 31, 2016. This increase was due mainly to the acquired impaired loans from Cardinal and the Company’s exposure to the oil, gas and coal industry. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $210.52 million and $285.96 million, respectively, at December 31, 2017 as compared to $171.60 million and $231.10 million, respectively, at December 31, 2016. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $60.15 million and $58.88 million at December 31, 2017 and December 31, 2016, respectively. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2017, the allowance for credit losses was $77.31 million as compared to $73.82 million at December 31, 2016.

At December 31, 2017, the allowance for loan losses was $76.63 million as compared to $72.78 million at December 31, 2016. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.59% at December 31, 2017 and 0.70% at December 31, 2016, respectively. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 45.41% and 64.25% at December 31, 2017 and December 31, 2016, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

For the years ended December 31, 2017 and 2016, the provision for loan losses was $28.41 million and $24.51 million, respectively. Net charge-offs were $24.55 million for the year of 2017 as compared to net charge-offs of $27.46 million for the year of 2016. The higher amounts of provision expense for the year of 2017 compared to the year of 2016 was due to an increase in loss factors pertaining to the Company’s exposure to the oil, gas and coal industry. The lower amount of net charge-offs for the year of 2017 was due to the charge-off in 2016 of a large loan relationship which had deteriorated to the point of non-collectability. Annualized net charge-offs as a percentage of average loans were 0.20% for the year of 2017. The reserve for lending-related commitments at December 31, 2017 was $679 thousand, a decrease of $365 thousand or 34.96% from December 31, 2016. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$72,771	$75,726	$75,529	$74,198	$73,901

Loans charged off:
Commercial, financial & agricultural	23,731	26,130	15,917	10,117	14,207
Residential real estate	2,973	4,597	6,411	5,027	4,111
Construction & land development	3,337	2,659	862	7,476	896
Consumer	2,822	2,794	2,309	2,621	1,792

TOTAL CHARGE-OFFS	32,863	36,180	25,499	25,241	21,006
Recoveries:
Commercial, financial & agricultural	6,238	7,198	1,617	2.934	847
Residential real estate	601	639	495	573	698
Construction & land development	726	433	511	685	73
Consumer	748	446	499	443	418

TOTAL RECOVERIES	8,313	8,716	3,122	4,635	2,036

NET LOANS CHARGED OFF	24,550	27,464	22,377	20,606	18,970
Provision for loan losses	28,406	24,509	22,574	21,937	19,267

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$76,627	$72,771	$75,726	$75,529	$74,198

Reserve for lending-related commitments	679	1,044	936	1,518	2,143

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$77,306	$73,815	$76,662	$77,047	$76,341

Loans outstanding at the end of period (gross) (1)	$13,027,337	$10,356,719	$9,398,952	$9,119,492	$6,713,599

Average loans outstanding during period (net of unearned income) (1)	$12,399,901	$9,983,828	$9,117,844	$8,715,370	$6,537,360

Net charge-offs as a percentage of average loans outstanding	0.20%	0.28%	0.25%	0.24%	0.29%

Allowance for loan losses, as a percentage of nonperforming loans	45.41%	64.25%	59.76%	69.32%	91.46%

(1)	Excludes loans held for sale.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2017	2016	2015	2014	2013
	(In thousands)
Commercial, financial & agricultural	$56,959	$45,243	$40,274	$39,139	$35,562

Residential real estate	9,927	13,770	15,148	13,835	16,694

Construction & land development	7,187	10,606	18,205	19,402	18,953
Consumer	2,481	2,805	1,995	3,083	2,945
Allowance for estimated imprecision	73	347	104	70	44

Allowance for loan losses	$76,627	$72,771	$75,726	$75,529	$74,198

Reserve for lending-related commitments	679	1,044	936	1,518	2,143

Allowance for credit losses	$77,306	$73,815	$76,662	$77,047	$76,341

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2017	2016	2015	2014	2013
Commercial, financial & agricultural	59.97%	58.88%	57.82%	58.80%	58.33%
Residential real estate	23.00%	23.24%	24.18%	24.86%	27.17%
Construction & land development	11.55%	12.14%	13.57%	12.45%	10.00%
Consumer	5.48%	5.74%	4.43%	3.89%	4.50%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s company-wide review of the allowance for loan losses at December 31, 2017 produced increased allocations in one of the four loan categories. The commercial, financial & agricultural loan pool allocation increased $11.72 million primarily due to an increase in other commercial loans deemed impaired necessitating specific allowance allocation. Offsetting these increases was a decrease in the allocation related to the real estate construction and land development loan pool of $3.42 million due to recognition of losses previously allocated. The residential real estate loan pool allocation decreased $3.84 million due to improvement in the Bank’s collateral position for a significant relationship and reduction of impairment allocation required as well as an improvement in historical loss rates. The consumer loan pool also experienced a decrease of $324 thousand due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2016 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $22.35 million at December 31, 2017 and $23.42 million at December 31, 2016. In comparison to the prior year-end, this element of the allowance decreased by $1.07 million primarily due to recognition of losses previously allocated within the real estate construction and development loan pool.

Management believes that the allowance for credit losses of $77.31 million at December 31, 2017 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income for the year of 2017 was $131.65 million, which was an increase of $61.61 million or 87.98% from the year of 2016.

Income from mortgage banking activities totaled $58.91 million for the year of 2017 compared to $3.45 million for the year of 2016. The increase for 2017 is the result of the acquisition of Cardinal and, in particular, the acquisition of its mortgage banking subsidiary, George Mason. Mortgage loan sales were $2.40 billion in the year of 2017 as compared to $156.57 million in the year of 2016.

Net gains on the sales, calls and redemption of investment securities for the year of 2017 increased $5.33 million from the year of 2016 due mainly to a net gain of $3.77 million on the redemption of an investment security during the first quarter of 2017.

Fees from deposit services for the year of 2017 were $33.62 million, an increase of $764 thousand or 2.33% from the year of 2016. In particular, debit card income increased $431 thousand and fees from overdraft increased $244 thousand during the year of 2017.

Partially offsetting these increases to noninterest income was a decline in income from bank-owned life insurance policies. Income from bank-owned life insurance for the year of 2017 decreased $684 thousand or 11.81% from the year of 2016. This decrease was due to death benefits recorded in the third quarter of 2016.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2017 was $367.41 million, an increase of $119.21 million or 48.03% from the year of 2016. Generally, the increase was primarily due to increased general operating and merger-related expenses as a result of the Cardinal acquisition.

Employee compensation for the year of 2017 increased $70.97 million or 76.08% from the year of 2016. Merger severance charges of $12.78 million from the Cardinal acquisition were included in the year of 2017 as compared to $670 thousand in the year of 2016 from the Bank of Georgetown acquisition. Otherwise, base salaries for the year of 2017 increased $27.88 million or 34.48% from the same time period in 2016 due mainly to additional employees from the Cardinal acquisition. The remainder of the increase in employee compensation for the year of 2017 was due mainly to higher employee incentives and commissions expense mainly related to the mortgage banking production of George Mason.

Employee benefits expense for the year of 2017 increased $8.18 million or 28.23% as compared to the year of 2016. This increase was due in large part to additional health insurance expense of $4.27 million from last year due to higher premiums and additional employees from the Cardinal acquisition. In addition, Federal Insurance Contributions Act (FICA) expense for the year of 2017 increased $3.69 million from the year of 2016 due mainly to the additional employees from the Cardinal acquisition. Expense related to United’s Stock and Investment Plan increased $1.13 million there again due to additional employees from the Cardinal acquisition. Pension expense decreased $1.86 million. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $656 thousand and decrease by approximately $609 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.75 million and increase by approximately $2.10 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.22 million and increase by approximately $1.22 million, respectively.

Net occupancy expense increased $11.54 million or 41.91% for the year of 2017 as compared to the prior year. The increase was due mainly to additional building rental expense from the offices added in the Cardinal acquisition. Included in net occupancy expense for the year of 2017 were charges of $5.93 million for the termination of leases and the reduction in the value of leasehold improvements for closed offices in the Cardinal acquisition as compared to charges of $1.58 million in the year of 2016 for the termination of leases for closed offices in the Bank of Georgetown acquisition.

Data processing expense increased $5.74 million or 37.56% for the year of 2017 as compared to the prior year due to additional processing as a result of the Cardinal acquisition. In addition, the results for the year of 2017 included a penalty of $525 thousand for the termination of Cardinal’s data processing contract.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the year of 2017 decreased $1.50 million or 17.51% from the year of 2016 due to lower premiums.

Other expense for the year of 2017 increased $22.16 million or 37.95% from the year of 2016. Included in other expense for the year of 2017 were merger-related expenses of $7.61 million as compared to merger-related expenses of $3.30 million for the year of 2016. Amortization of core deposit intangibles increased $3.83 million for the year of 2017 as compared to the same period in 2016 due to the additional core deposit intangibles added in the Cardinal acquisition. Business and occupation (B&O) taxes increased $4.81 million for the year of 2017 as compared to the year of 2016. Several other general operating expenses such as telephone, insurance and office supplies expense increased as a result of the Cardinal acquisition.

Income Taxes

For the year ended December 31, 2017, income taxes were $134.25 million, compared to $75.58 million for 2016. The increase was mainly due to the previously mentioned additional income tax expense of $37.73 million related to the estimated impact of the remeasurement of deferred tax assets and liabilities at the lower rate as a result of the Tax Act and to higher earnings. Income before income taxes for the year of 2017 increased $62.17 million or 27.92% from the year of 2016. United’s effective tax rate was approximately 47.1% and 33.9% for years ended December 31, 2017 and 2016, respectively, as compared to 32.2% for 2015. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first three months of 2017 was $38.81 million or $0.48 per diluted share compared to $34.71 million or $0.50 per share for the first three months of 2016. The decrease in earnings per share was primarily a result of 4,330,000 common shares issued in a $199.9 million public offering completed in December of 2016. Net interest income for the first three months of 2017 was $107.62 million, which was an increase of $9.34 million or 9.50% from net interest income of $98.28 million for the first three months of 2016. The increase in net interest income occurred because total interest income increased $12.26 million while total interest expense only increased $2.93 million from the first quarter of 2016. The provision for loan losses was $5.90 million for the first three months of 2017 as compared to $4.04 million for the first three months of 2016. Noninterest income was $20.15 million for the first three months of 2017, up $3.75 million or 22.90% when compared to the first three months of 2016. Included in the results for the first quarter of 2017 was a net gain of $3.77 million on the redemption of an investment security. Noninterest expense for the first three months of 2017 increased $4.79 million or 8.24% from the first three months of 2016. The first quarter of 2017 included $1.23 million of merger expenses related to the acquisition of Cardinal. Income taxes increased $2.34 million or 13.07% for the first three months of 2017 as compared to the first three months of 2016.

Net income for the second quarter of 2017 was $37.06 million or $0.37 per diluted share, as compared to $31.79 million or $0.44 per diluted share for the prior year second quarter. The second quarter of 2017 included $23.22 million and of merger-related expenses from the Cardinal acquisition and the second quarter of 2016 included $4.47 million of merger-related expenses from the Bank of Georgetown acquisition. Net interest income for the second quarter of 2017 was $136.25 million, an increase of $33.52 million or 32.63% from the second quarter of 2016. The increase in net interest income occurred because total interest income increased $41.86 million while total interest expense only increased $8.34 million from the second quarter of 2016. The provision for credit losses was $8.25 million for the second quarter of 2017 as compared to $7.67 million for the second quarter of 2016. For the second quarter of 2017, noninterest income was $40.51 million, which was an increase of $22.54 million or 125.45% from the second quarter of 2016. This increase from 2016 was mainly due to additional income from mortgage banking activities as a result of the Cardinal acquisition. For the second quarter of 2017, noninterest expense increased $47.28 million or 72.90% from the second quarter of 2016. This increase from 2016 was due mainly to the Cardinal acquisition. Income taxes for the second quarter of 2017 were $19.30 million as compared to $16.38 million for the second quarter of 2016. This increase for 2017 were due to higher earnings and a slightly higher effective tax rate.

Net income for the third quarter of 2017 was $56.74 million or $0.54 per diluted share, as compared to $41.48 million or $0.54 per diluted share for the prior year third quarter. The third quarter of 2017 included $532 thousand of merger-related expenses from the Cardinal acquisition and the third quarter of 2016 included $924 thousand of merger-related expenses from the Bank of Georgetown acquisition. Net interest income for the third quarter of 2017 was $150.28 million, an increase of $39.21 million or 35.30% from the third quarter of 2016. The increase in net interest income occurred because total interest income increased $48.45 million while total interest expense only increased $9.24 million from the third quarter of 2016. The provision for credit losses was $7.28 million for the third quarter of 2017, as compared to $6.99 million for the third quarter of 2016. For the third quarter of 2017, noninterest income was $38.23 million, which was an increase of $19.21 million or 100.98% from the third quarter of 2016. This increase from 2016 was mainly due to additional income from mortgage banking activities as a result of the Cardinal acquisition. For the third quarter of 2017, noninterest expense increased $33.88 million or 53.96% from the third quarter of 2016. This increase from 2016 was due mainly to the Cardinal acquisition. Income taxes for the third quarter of 2017 were $27.84 million as compared to $18.85 million for the third quarter of 2016.

Net income for the fourth quarter of 2017 were $17.98 million or $0.17 per diluted share as compared to earnings of $39.11 million or $0.51 per diluted share for the fourth quarter of 2016. The results for the fourth quarter of 2017 included additional income tax expense of $37.73 million or $0.36 per diluted share related to the estimated impact of the enactment of the Tax Cuts and Jobs Act (the Tax Act). Tax-equivalent net interest income for the fourth quarter of 2017 was $157.12 million, an increase of $42.31 million or 36.85% from the fourth quarter of 2016 due mainly to an increase in average earning assets from the Cardinal acquisition. For the quarters ended December 31, 2017 and 2016, the provision for loan losses was $6.98 million and $5.82 million. Noninterest income for the fourth quarter of 2017 was $32.76 million, which was an increase of $16.11 million or 96.76% from the fourth quarter of 2016. The increase was due mainly to an increase of $14.36 million in income from mortgage banking activities due to increased production and sales of mortgage loans in the secondary market. Noninterest expense for the fourth quarter of 2017 was $95.78 million, an increase of $33.27 million or 53.23% from the fourth quarter of 2016 due mainly to the Cardinal acquisition as most major categories of noninterest expense showed increases. In particular, employee compensation increased $16.85 million, employee benefits increased $2.19 million, net occupancy expenses increased $2.42 million, and data processing expense increased $1.77 million. In addition, within other expense, merger-related expenses increased $1.26 million and amortization of core deposit intangibles increased $1.23 million. For the fourth quarter of 2017, income tax expense was $66.89 million, an increase of $44.42 million from the fourth quarter of 2016 mainly due to the previously mentioned additional income tax expense of $37.73 million related to the estimated impact of the Tax Act and to higher earnings.

Additional quarterly financial data for 2017 and 2016 may be found in Note X, Notes to Consolidated Financial Statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2017:

		Total Payments Due by Period
(In thousands)		One Year	One to	Three to	Over Five
	Total	or Less	Three Years	Five Years	Years
Deposits without a stated maturity (1)	$11,242,020	$11,242,020	$0	$0	$0
Time deposits (2) (3)	2,622,199	1,742,845	658,230	221,044	80
Short-term borrowings (2)	477,601	477,601	0	0	0
Long-term borrowings (2) (3)	1,548,012	815,721	256,338	94,928	381,025
Operating leases	69,844	14,753	24,366	15,929	14,796

(1)   Excludes interest.

(2)   Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2017. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)   Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2017, United recorded a liability for uncertain tax positions, including interest and penalties, of $3.37 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2017 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2017:

(In thousands)	Amount
Commitments to extend credit:

Revolving open-end secured by 1-4 residential	$646,283

Credit card and personal revolving lines	164,733

Commercial	3,413,703

Total unused commitments	$4,224,719

Financial standby letters of credit	$67,693
Performance standby letters of credit	79,324

Total letters of credit	$147,017

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

Cash flows provided by operations in 2017 were $253.93 million due mainly to net income of $150.58 million for the year of 2017. In 2016, cash flows provided by operations were $170.73 million due mainly to net income of $147.08 million for the year of 2016. In 2017, net cash of $266.68 million was provided by investing activities which was primarily due to net repayments of $496.03 million in loans and net cash acquired in the Cardinal acquisition of $44.53 million. Partially offsetting this increase was net purchases of $233.35 million in investment securities. In 2016, net cash of $30.96 million was provided by investing activities which was primarily due to net cash acquired in the Bank of Georgetown acquisition of $29.33 million. During the year of 2017, net cash of $288.97 million was used in financing activities due primarily to a decline in deposits of $313.84 million and the payment of cash dividends in the amount of $121.35 million. Partially offsetting these decreases was the net repayment of $30.21 million in long-term borrowings. During the year of 2016, net cash of $375.50 million was provided by financing activities due primarily to growth in deposits of $483.77 million and cash proceeds of $199.92 million from the issuance of common stock in a public offering. Partially offsetting this increase was the net repayment of $294.50 million in short-term borrowings and the payment of cash dividends in the amount of $96.35 million for the year of 2016. The net effect of the cash flow activities was an increase in cash and cash equivalents of $231.64 million for the year of 2017 as compared to an increase in cash and cash equivalents of $577.19 million for the year of 2016. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is considered to be well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.22% at December 31, 2017 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 11.95%, 11.95% and 10.08%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%. See Note T, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $3.24 billion at December 31, 2017, increasing $1.00 billion or 44.94% from December 31, 2016 primarily due to the Cardinal acquisition.

United’s equity to assets ratio was 17.00% at December 31, 2017 as compared to 15.41% at December 31, 2016. The primary capital ratio, capital and reserves to total assets and reserves, was 17.34% at December 31, 2017 as compared to 15.84% at December 31, 2016. United’s average equity to average asset ratio was 16.80% and 14.34% for the years ended December 31, 2017 and 2016, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2017, United’s Board of Directors declared a cash dividend of $0.34 per share. Dividends per share of $1.33 for the year of 2017 represented an increase over the $1.32 per share paid for 2016. Total cash dividends declared to common shareholders were approximately $131.76 million for the year of 2017 as compared to $98.70 million for the year of 2016. The year 2017 was the forty-fourth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2017	2016	2015
Return on average assets	0.85%	1.10%	1.12%
Return on average equity	5.09%	7.67%	8.10%
Dividend payout ratio	87.50%	67.10%	65.00%
Average equity to average assets ratio	16.80%	14.34%	13.88%

2016 COMPARED TO 2015

FINANCIAL CONDITION SUMMARY

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

Provision for Loan Losses

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

Fees from deposit services were $32.86 million for the year of 2016, a decrease of $5.10 million or 13.45% from the year of 2015. This decrease was due to the impact of the Durbin Amendment. Specifically, fees from debit card transactions declined $2.90 million for the year of 2016 as compared to year of 2015. In addition, income from overdraft fees declined $1.57 million for the year of 2016.

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

The following table shows United’s estimated consolidated earnings sensitivity profile as of December 31, 2017 and 2016:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2017	December 31, 2016
+200	(1.22%)	(2.05%)
+100	(0.48%)	(1.05%)
-100	(0.18%)	1.87%
-200	—-	—-

Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, it is estimated that net interest income for United would decrease by 0.48% over one year as of December 31, 2017, as compared to a decrease of 1.05% as of December 31, 2016. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.22% over one year as of December 31, 2017, as compared to a decrease of 2.05% as of December 31, 2016. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.18% over one year as of December 31, 2017, as compared to an increase of 1.87% over one year as of December 31, 2016. With the federal funds rate at 1.50% at December 31, 2017 and 0.75% at December 31, 2016, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one-year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the year one analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.73% in year two as of December 31, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.12% in year two as of December 31, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.67% in year two as of December 31, 2017.

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

At December 31, 2017, United’s mortgage related securities portfolio had an amortized cost of $1.3 billion, of which approximately $787 million or 61% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.3 years and a weighted average yield of 2.51%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.9%, or less than the price decline of a 5- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 19.4%.

United had approximately $255 million in balloon and other securities with a projected yield of 2.16% and a projected average life of 4.2 years on December 31, 2017. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 3.9 years and a weighted average maturity (WAM) of 4.6 years.

United had approximately $78 million in 15-year mortgage backed securities with a projected yield of 2.23% and a projected average life of 3.7 years as of December 31, 2017. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.3 years and a weighted average maturity (WAM) of 10.3 years.

United had approximately $76 million in 20-year mortgage backed securities with a projected yield of 2.73% and a projected average life of 5.3 years on December 31, 2017. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 4.7 years and a weighted average maturity (WAM) of 14.9 years.

United had approximately $67 million in 30-year mortgage backed securities with a projected yield of 2.69% and a projected average life of 5.9 years on December 31, 2017. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.2 years and a weighted average maturity (WAM) of 26.6 years.

The remaining 2% of the mortgage related securities portfolio at December 31, 2017, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of United Bankshares, lnc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Charleston, West Virginia

March 1, 2018

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the

Shareholders of United Bankshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of United Bankshares, Inc. and subsidiaries at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986. Charleston, West Virginia
March 1, 2018

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2017	December 31 2016
Assets
Cash and due from banks	$196,742	$175,468
Interest-bearing deposits with other banks	1,468,636	1,258,334
Federal funds sold	789	725

Total cash and cash equivalents	1,666,167	1,434,527
Securities available for sale at estimated fair value (amortized cost-$1,900,684 at December 31, 2017 and $1,277,639 at December 31, 2016)	1,888,756	1,259,214
Securities held to maturity (estimated fair value-$20,018 at December 31, 2017 and $31,178 at December 31, 2016)	20,428	33,258
Other investment securities	162,461	111,166
Loans held for sale (at fair value-$263,308 at December 31, 2017 and $0 at December 31, 2016)	265,955	8,445
Loans	13,027,337	10,356,719
Less: Unearned income	(15,916)	(15,582)

Loans net of unearned income	13,011,421	10,341,137
Less: Allowance for loan losses	(76,627)	(72,771)

Net loans	12,934,794	10,268,366
Bank premises and equipment	104,894	75,909
Goodwill	1,478,380	863,767
Accrued interest receivable	52,815	39,400
Other assets	484,309	414,840

TOTAL ASSETS	$19,058,959	$14,508,892

Liabilities
Deposits:
Noninterest-bearing	$4,294,687	$3,171,841
Interest-bearing	9,535,904	7,625,026

Total deposits	13,830,591	10,796,867
Borrowings:
Federal funds purchased	16,235	22,235
Securities sold under agreements to repurchase	311,352	237,316
Federal Home Loan Bank (FHLB) borrowings	1,271,531	897,707
Other long-term borrowings	242,446	224,319
Reserve for lending-related commitments	679	1,044
Accrued expenses and other liabilities	145,595	93,657

TOTAL LIABILITIES	15,818,429	12,273,145

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares; none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued- 105,069,821 and 81,068,252 at December 31, 2017 and 2016, respectively, including 29,173 and 28,278 shares in treasury at December 31, 2017 and 2016, respectively	262,675	202,671
Surplus	2,129,077	1,205,778
Retained earnings	891,816	872,990
Accumulated other comprehensive loss	(42,025)	(44,717)
Treasury stock, at cost	(1,013)	(975)

TOTAL SHAREHOLDERS’ EQUITY	3,240,530	2,235,747

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,058,959	$14,508,892

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2017	2016	2015
Interest income
Interest and fees on loans	$565,537	$430,738	$387,713
Interest on federal funds sold and other short-term investments	16,035	3,495	1,645
Interest and dividends on securities:
Taxable	36,715	32,357	30,744
Tax-exempt	5,519	3,751	3,528

Total interest income	623,806	470,341	423,630
Interest expense
Interest on deposits	49,726	29,125	28,023
Interest on short-term borrowings	1,579	1,584	834
Interest on long-term borrowings	23,504	14,301	10,649

Total interest expense	74,809	45,010	39,506

Net interest income	548,997	425,331	384,124
Provision for loan losses	28,406	24,509	22,574

Net interest income after provision for loan losses	520,591	400,822	361,550
Other income
Fees from trust and brokerage services	19,531	19,037	19,085
Fees from deposit services	33,622	32,858	37,962
Bankcard fees and merchant discounts	4,795	5,215	4,786
Other service charges, commissions, and fees	2,057	2,059	2,141
Income from bank-owned life insurance	5,110	5,794	5,557
Income from mortgage banking	58,907	3,450	2,507
Other income	2,039	1,339	1,433

Total other-than-temporary impairment losses	(60)	339	(113)
Portion of loss recognized in other comprehensive income	(0)	(372)	66

Net other-than-temporary impairment losses	(60)	(33)	(47)
Net gains on sales/calls of investment securities	5,644	313	202

Net investment securities gains (losses)	5,584	280	155

Total other income	131,645	70,032	73,626
Other expense
Employee compensation	164,247	93,281	88,123
Employee benefits	37,143	28,965	27,086
Net occupancy expense	39,067	27,529	24,301
Other real estate owned (OREO) expense	6,003	5,844	3,613
Equipment expense	10,528	8,622	9,034
Data processing expense	21,019	15,280	14,867
Bankcard processing expense	1,809	1,742	1,505
FDIC insurance expense	7,051	8,548	8,367
Other expense	80,542	58,385	54,791

Total other expense	367,409	248,196	231,687

Income before income taxes	284,827	222,658	203,489
Income taxes	134,246	75,575	65,530

Net income	$150,581	$147,083	$137,959

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2017	2016	2015
Earnings per common share:
Basic	$1.54	$2.00	$1.99

Diluted	$1.54	$1.99	$1.98

Dividends per common share	$1.33	$1.32	$1.29

Average outstanding shares:
Basic	97,502,633	73,531,992	69,334,849
Diluted	97,890,078	73,893,127	69,625,531

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands)
	Year Ended December 31
	2017	2016	2015
Net income	$150,581	$147,083	$137,959

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	4,093	(7,782)	(4,068)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	5	6	5
Change in defined benefit pension plan, net of tax	(1,406)	1,271	1,615

Comprehensive income, net of tax	$153,273	$140,578	$135,511

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2015	69,314,407	$173,286	$742,960	$776,311	$(35,764)	$(633)	$1,656,160
Net income	0	0	0	137,959	0	0	137,959
Other comprehensive income, net of tax	0	0	0	0	(2,448)	0	(2,448)

Total comprehensive income, net of tax							135,511
Stock based compensation expense	0	0	2,484	0	0	0	2,484
Purchase of treasury stock (17 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (24 shares)	0	0	0	0	0	1	1
Cash dividends ($1.29 per share)	0	0	0	(89,667)	0	0	(89,667)
Grant of restricted stock (53,071 shares)	53,071	132	(132)	0	0	0	0
Forfeiture of restricted stock (5,294 shares)	0	0	187	0	0	(187)	0
Common stock options exercised (259,454 shares)	259,454	649	7,498	0	0	0	8,147

Balance at December 31, 2015	69,626,932	174,067	752,997	824,603	(38,212)	(820)	1,712,635
Net income	0	0	0	147,083	0	0	147,083
Other comprehensive income, net of tax	0	0	0	0	(6,505)	0	(6,505)

Total comprehensive income, net of tax							140,578
Stock based compensation expense	0	0	2,817	0	0	0	2,817
Issuance of common stock (4,330,000 shares)	4,330,000	10,825	189,091	0	0	0	199,916
Acquisition of Bank of Georgetown (6,527,746 shares)	6,527,746	16,319	248,176	0	0	0	264,495
Purchase of treasury stock (16 shares)	0	0	0	0	0	(1)	(1)
Issuance of treasury stock (1,500 shares)	0	0	0	0	0	52	52
Distribution of treasury stock for deferred compensation plan (28 shares)	0	0	0	0	0	1	1
Cash dividends ($1.32 per share)	0	0	0	(98,696)	0	0	(98,696)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (5,955 shares)	0	0	207	0	0	(207)	0
Common stock options exercised (519,482 shares)	519,482	1,299	12,651	0	0	0	13,950

Balance at December 31, 2016	81,068,252	202,671	1,205,778	872,990	(44,717)	(975)	2,235,747
Net income	0	0	0	150,581	0	0	150,581
Other comprehensive income, net of tax	0	0	0	0	2,692	0	2,692

Total comprehensive income, net of tax							153,273
Stock based compensation expense	0	0	3,555	0	0	0	3,555
Acquisition of Cardinal Financial Corporation (23,690,589 shares)	23,690,589	59,226	916,028	0	0	0	975,254
Purchase of treasury stock (86 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.33 per share)	0	0	0	(131,755)	0	0	(131,755)
Grant of restricted stock (90,075 shares)	90,075	225	(225)	0	0	0	0
Forfeiture of restricted stock (840 shares)	0	0	38	0	0	(38)	0
Common stock options exercised (220,905 shares)	220,905	553	3,903	0	0	0	4,456

Balance at December 31, 2017	105,069,821	$262,675	$2,129,077	$891,816	$(42,025)	$(1,013)	$3,240,530

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$150,581	$147,083	$137,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,406	24,509	22,574
Depreciation, amortization and accretion	(21,567)	(8,720)	746
Loss (gain) on sales of bank premises, OREO and equipment	4,813	5,196	2,059
(Gain) loss on securities	(5,584)	(280)	(155)
Loans originated for sale	(2,373,622)	(154,335)	(145,836)
Proceeds from sales of loans	2,455,213	160,021	146,342
Gain on sales of loans	(58,907)	(3,450)	(2,507)
Stock-based compensation	3,555	2,817	2,484
Excess tax benefits from stock-based compensation arrangements	2,201	4,008	1,023
Deferred income tax expense	60,827	7,252	1,729
Increase in cash surrender value of bank-owned life insurance policies	(5,110)	(3,837)	(5,557)
Contribution to pension plan	(10,000)	0	0
Amortization of net periodic pension costs	3,310	5,156	4,380
Changes in:
Loans held for sale	(8,893)	0	0
Interest receivable	(2,024)	(755)	(3,467)
Other assets	32,924	(5,855)	14,349
Accrued expenses and other liabilities	(2,195)	(8,076)	(1,222)

NET CASH PROVIDED BY OPERATING ACTIVITIES	253,928	170,734	174,901

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	14,214	5,730	1,056
Purchases of held to maturity securities	(1,403)	0	(1,000)
Proceeds from sales of securities available for sale	247,131	103,440	7,316
Proceeds from maturities and calls of securities available for sale	439,181	410,550	183,950
Purchases of securities available for sale	(932,474)	(504,978)	(85,249)
Redemption of bank-owned life insurance policies	0	630	1,974
Purchases of bank premises and equipment	(14,357)	(7,271)	(5,263)
Proceeds from sales of bank premises and equipment	17	554	866
Acquisition of subsidiaries, net of cash paid	44,531	29,330	0
Proceeds from sales and redemptions of other investment securities	40,837	64,411	19,845
Purchases of other investment securities	(74,090)	(72,052)	(22,181)
Proceeds from sales of OREO properties	7,066	17,871	10,270
Net change in loans	496,025	(17,255)	(296,882)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	266,678	30,960	(185,298)

FINANCING ACTIVITIES
Cash dividends paid	(121,354)	(96,351)	(88,864)
Acquisition of treasury stock	(1)	(1)	(1)
Proceeds from exercise of stock options	4,619	13,337	7,871
Proceeds from the issuance of common stock	0	199,916	0
Distribution of treasury stock for deferred compensation plan	0	1	1
Repayment of long-term Federal Home Loan Bank borrowings	(845,208)	(725,673)	(794,455)
Proceeds of long-term Federal Home Loan Bank borrowings	815,000	795,000	705,000
Changes in:
Time deposits	614,821	75,639	(135,674)
Other deposits	(928,665)	408,127	433,414
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	171,821	(294,497)	(12,624)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(288,967)	375,498	114,668

INCREASE IN CASH AND CASH EQUIVALENTS	231,640	577,192	104,271

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,434,527	857,335	753,064

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,666,167	$1,434,527	$857,335

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2017	2016	2015
Supplemental information
Cash paid for interest	$72,715	$44,609	$39,835
Cash paid for income taxes	73,096	61,905	52,319
Noncash investing activities:
Transfers of loans to OREO	$17,615	$21,776	$5,857

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2017

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: United Bankshares, Inc. (United, the Company) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (MSA): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. United considers all of the above locations to be the primary market area for the business of its banking subsidiaries.

Operating Segments: As a result of the acquisition Cardinal Financial Corporation (Cardinal) at the close of business on April 21, 2017, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Through its community banking segment, United offers a full range of banking products and services through various delivery channels. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though George Mason Mortgage, LLC (George Mason), an indirectly owned subsidiary of United.

Basis of Presentation: The consolidated financial statements and the notes to consolidated financial statements include the accounts of United and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Cardinal acquisition was accounted for using the acquisition method and their results of operations have been included in the United’s consolidated financial statements as of the acquisition date (April 21, 2017).

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

The Company has evaluated events and transactions subsequent to December 31, 2017 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were

$44,475,000, $18,471,000, and $15,798,000, for the years of 2017, 2016 and 2015, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

Loans Held for Sale: Loans held for sale consist of one-to-four family conforming residential real estate loans originated for sale in the secondary market.

Loans held for sale within the mortgage banking segment are recorded under the fair value option at a fair value measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing.

Loans held for sale within the community banking segment are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

Gains and losses on sale of loans are recorded within income from mortgage banking activities.

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

Other Real Estate Owned: At December 31, 2017 and 2016, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $24,348,000 and $31,510,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2017 and 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $873,000 and $660,000, respectively.

Revenue Recognition: Interest and dividend income, loans fees, fees from trust and brokerage services, deposit services and bankcard fees are recognized and accrued as earned.

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,519,000, $3,410,000, and $4,111,000 for the years of 2017, 2016, and 2015, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $7,772,000, $3,944,000, and $3,420,000 in 2017, 2016, and 2015, respectively, related to all intangible assets.

Goodwill and intangible assets with indefinite lives (such as a trade name intangible) are not amortized, but are tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or as indicators of impairment are identified. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2017, and 2016, total goodwill approximated $1,478,380,000 and $863,767,000, respectively.

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

United sells mortgage loans on either a best efforts or mandatory delivery basis. For loans sold on a mandatory delivery basis, United enters into forward mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk. Both the rate lock commitment for mandatory delivery loans and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges. At the closing of the loan, the loan commitment derivative expires and United records a loan held for sale at fair value and continues to mark these assets to market under the election of the fair value option. United closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value. For those loans selected to be sold under a best efforts delivery basis, at the closing of the loan, the rate lock commitment derivative expires and the Company records a loan held for sale at fair value under the election of fair value option and continues to be obligated under the same forward loan sales contract entered into at inception of the rate lock commitment.

For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in earnings in the same period as the change in the fair value.

Stock-Based Compensation: Compensation expense related to stock options and restricted stock awards issued to participants is based upon the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a binomial lattice option pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period for options and the respective period for stock awards.

Stock-based compensation expense was $3,555,000 in 2017, $2,817,000 in 2016, and $2,484,000 in 2015.

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

Earnings Per Common Share: United calculates earnings per common share in accordance with ASC topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. United has determined that its outstanding non-vested restricted stock awards are participating securities.

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

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2017	2016	2015
Distributed earnings allocated to common stock	$131,527	$98,510	$89,497
Undistributed earnings allocated to common stock	18,816	48,317	48,218

Net earnings allocated to common shareholders	$150,343	$146,827	$137,715

Average common shares outstanding	97,502,633	73,531,992	69,334,849
Dilutive effect of stock compensation	387,445	361,135	290,682

Average diluted shares outstanding	97,890,078	73,893,127	69,625,531

Earnings per basic common share	$1.54	$2.00	$1.99
Earnings per diluted common share	$1.54	$1.99	$1.98

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

Recent Accounting Pronouncements:

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to help organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “Tax Act”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. United expects to adopt ASU No. 2018-02 in the first quarter of 2018 and reclassify the stranded income tax effected amounts in AOCI to retained earnings in the period of adoption.

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

In July 2017, the FASB issued ASU No. 2017-11, “Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entices and Certain Mandatorily Redeemable Noncontrolling interests with a Scope Exception.” Part I of this ASU simplifies the accounting for financial instruments that include down round features while the amendments in Part II, which do not have an accounting effect, address the difficulty of navigating the guidance in ASC 480, “Distinguishing Liabilities from Equity”, due to the existence of extensive pending content in the Codification. ASU No. 2017-11 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU No. 2017-11 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption was permitted. ASU No. 2017-09 did not have a material impact on the Company’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 amends ASC 715, “Compensation - Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU 2017-07 was effective for United on January 1, 2018. The adoption of ASU 2017-07 will have a slight change in presentation but not materially impact the Company’s financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 changes the definition of a business to assist entities with evaluation when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 was effective for United on January 1, 2018 and did not have a material impact on the Company’s financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends ASC topic 230 to add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows as a result of diversity in practice and in certain circumstances, financial statement restatements. Entities should apply ASU 2016-15 using a retrospective transition method to each period presented. ASU 2016-15 was effective for United on January 1, 2018 and did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will, amongst other things, require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $1,048,000 for the year of 2017. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. United elected to apply that change in cash flow classification on a retrospective basis, which resulted in a $4,008,000 and $1,023,000 increase to net cash from operating activities and a corresponding decrease to net cash from financing activities in the accompanying Consolidated Statement of Cash Flows for the year of 2016 and 2015, respectively. The recognition of excess tax benefits and deficiencies in the income statement was adopted prospectively. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 makes changes to the classification and measurement of investments in equity securities, the presentation of certain fair value changes for financial liabilities measured at fair value under the fair value option and disclosure of fair value of instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 was adopted by United on January 1, 2018 and did not have a significant impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five-step principle-based approach for determining revenue recognition. For United, revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income and gains and losses from securities are not impacted by the standard. Based on a review and evaluation of a number of revenue contracts, United’s management determined that ASU 2014-09 impacts certain recurring revenue streams related to noninterest income such as fees from trust and brokerage services. However, based on an assessment of these revenue streams under the standard, management concluded that ASU 2014-09 does not have a material impact on the Company’s financial condition or results of operations. ASU 2014-09 was adopted by United on January 1, 2018 using the modified-retrospective transition method. No cumulative effect adjustment was made to the opening balance of retained earnings because the amount was considered immaterial.

NOTE B—MERGERS AND ACQUISITIONS

Cardinal Financial Corporation

On April 21, 2017 (Cardinal Acquisition Date), United acquired 100% of the outstanding common stock of Cardinal Financial Corporation (Cardinal), headquartered in Tysons Corner, Virginia. The acquisition of Cardinal expands United’s existing footprint in the Washington, D.C. Metropolitan Statistical Area. At consummation, Cardinal had assets of $4,136,008,000, loans of $3,313,033,000 and deposits of $3,344,740,000. Cardinal also operated George Mason Mortgage, LLC (George Mason), a residential mortgage lending company based in Fairfax, Virginia with offices located in Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. As a result of the merger, George Mason became an indirectly-owned subsidiary of United.

The merger was accounted for under the acquisition method of accounting. The results of operations of Cardinal are included in the consolidated results of operations from the Cardinal Acquisition Date.

The aggregate purchase price was approximately $975,254,000, including common stock valued at $972,499, stock options assumed valued at $2,741,000, and cash paid for fractional shares of $14,000. The number of shares issued in the transaction was 23,690,589, which were valued based on the closing market price of $41.05 for United’s common shares on April 21, 2017. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the George Mason trade name intangible of $613,286,000, $28,724,000 and $1,080,000, respectively. The core deposit intangibles are expected to be amortized over ten years. The George Mason trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the George Mason trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Cardinal acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Cardinal. As a result of the merger, United recorded preliminary fair value discounts of $144,434,000 on the loans acquired, $2,281,000 on leases and $8,738,000 on trust preferred issuances, respectively, and premiums of $4,408,000 on land acquired, $5,072,000 on interest-bearing deposits and $10,740,000 on long-term FHLB advances, respectively. The remaining discount and premium amounts are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition except for loans and land. The discount on loans will be accreted into income based on the effective yield method. The premium on land will not be amortized. At December 31, 2017, the discounts on leases and trust preferred issuances had an average estimated remaining life of 5.75 years and 16.72 years, respectively, and the premiums on the interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 4.75 years and 4.56 years, respectively. United assumed approximately $1,825,000 of liabilities to provide severance benefits to terminated employees of Cardinal, which has no remaining balance as of December 31, 2017. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill are preliminary as of December 31, 2017 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.

In many cases, determining the estimated fair value of the acquired assets and assumed liabilities required United to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair value of acquired loans. The fair value of the acquired loans was based on the present value of the expected cash flows. Periodic principal and interest cash flows were adjusted for expected losses and prepayments, then discounted to determine the present value and summed to arrive at the estimated fair value. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of Cardinal’s previously established allowance for loan losses.

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

In conjunction with the Cardinal merger, the acquired loan portfolio was accounted for at fair value as follows:

(In thousands)	April 21, 2017
Contractually required principal and interest at acquisition	$4,211,734
Contractual cash flows not expected to be collected	(56,176)

Expected cash flows at acquisition	4,155,558
Interest component of expected cash flows	(986,959)

Basis in acquired loans at acquisition – estimated fair value	$3,168,599

Included in the above table is information related to acquired impaired loans. Specifically, contractually required principal and interest, cash flows expected to be collected and estimated fair value of acquired impaired loans were $132,837,000, $108,275,000, and $86,696,000, respectively.

The consideration paid for Cardinal’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Cardinal Acquisition Date were as follows:

(In thousands)
Purchase price:
Value of common shares issued (23,690,589 shares)	$972,499
Fair value of stock options assumed	2,741
Cash for fractional shares	14

Total purchase price	975,254

Identifiable assets:
Cash and cash equivalents	44,545
Investment securities	395,829
Loans held for sale	271,301
Loans	3,168,599
Premises and equipment	24,208
Core deposit intangibles	28,724
George Mason trade name intangible	1,080
Other assets	135,383

Total identifiable assets	$4,069,669
Identifiable liabilities:
Deposits	$3,349,812
Short-term borrowings	96,215
Long-term borrowings	220,119
Unfavorable lease liability	2,281
Other liabilities	39,274

Total identifiable liabilities	3,707,701

Preliminary fair value of net assets acquired including identifiable intangible assets	361,968

Preliminary resulting goodwill	$613,286

The operating results of United for year of December 31, 2017 include operating results of acquired assets and assumed liabilities subsequent to the Cardinal Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Cardinal, provided $252,293,000 in total revenues, which represents net interest income plus other income, and $101,505,000 in net income from the period from the Cardinal Acquisition Date to December 31, 2017. These amounts are included in United’s consolidated financial statements as of and for the year ended December 31, 2017. Cardinal’s results of operations prior to the Cardinal Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the year ended December 31, 2017 and 2016, as if the Cardinal merger had occurred on January 1, 2017 and 2016, respectively. These results combine the historical results of Cardinal into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Cardinal’s provision for credit losses for 2017 and 2016 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017 and 2016. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(In thousands)	2017	2016
Total Revenues (1)	$763,807	$784,198
Net Income	153,810	216,335

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

The aggregate purchase price was $264,505,000, including common stock valued at $253,799,000, stock options assumed valued at $10,696,000, and cash paid for fractional shares of $10,000. The number of shares issued in the transaction was 6,527,746, which were valued based on the closing market price of $38.88 for United’s common shares on June 3, 2016. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill and core deposit intangibles of $152,845,000 and $9,058,000, respectively. The core deposit intangibles are being amortized over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Bank of Georgetown acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from the Bank of Georgetown. As a result of the merger, United recorded fair value discounts of $43,072,000 on the loans acquired and $1,550,000 on leasehold improvements, respectively, and premiums on interest-bearing deposits acquired of $316,000 and a premium on long-term FHLB advances of $2,659,000. The remaining discount and premium amounts are being amortized or accreted on an accelerated basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2017, the premium on the interest-bearing deposits and the FHLB advances had an estimated remaining life of 0.08 years and 7.67 years, respectively. United assumed approximately $300,000 of liabilities to provide severance benefits to terminated employees of Bank of Georgetown, which has no remaining balance as of December 31, 2017. The measurement period has closed and the estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets were considered final as of June 3, 2017.

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

In conjunction with the Bank of Georgetown merger, the acquired loan portfolio was accounted for at fair value as follows:

(In thousands)	June 3, 2016
Contractually required principal and interest at acquisition	$1,275,398
Contractual cash flows not expected to be collected	(33,980)

Expected cash flows at acquisition	1,241,418
Interest component of expected cash flows	(274,548)

Basis in acquired loans at acquisition – estimated fair value	$966,870

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

The consideration paid for Bank of Georgetown’s common equity and the fair value of acquired identifiable assets and liabilities assumed as of the BOG Acquisition Date were as follows:

(In thousands)
Purchase price:
Value of common shares issued (6,527,746 shares)	$253,799
Fair value of stock options assumed	10,696
Cash for fractional shares	10

Total purchase price	264,505

Identifiable assets:
Cash and cash equivalents	29,340
Investment securities	219,783
Loans	966,870
Premises and equipment	5,574
Core deposit intangibles	9,058
Other assets	31,605

Total identifiable assets	$1,262,230
Identifiable liabilities:
Deposits	$971,685
Short-term borrowings	101,021
Long-term borrowings	67,659
Other liabilities	11,532

Total identifiable liabilities	1,151,897

Fair value of net assets acquired including identifiable intangible assets	110,333

Resulting goodwill	$154,172

NOTE C—INVESTMENT SECURITIES

The following is a summary of the amortized cost and estimated fair values of securities available for sale.

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,735	$385	$362	$114,758	$0
State and political subdivisions	303,101	3,197	2,429	303,869	0
Residential mortgage-backed securities
Agency	821,857	2,096	9,360	814,593	0
Non-agency	4,969	543	0	5,512	86
Commercial mortgage-backed securities
Agency	457,107	1,059	3,309	454,857	0
Asset-backed securities	109,829	148	7	109,970	0
Trust preferred collateralized debt obligations	37,856	542	4,129	34,269	20,770
Single issue trust preferred securities	13,417	368	1,225	12,560	0
Other corporate securities	28,101	407	18	28,490	0
Marketable equity securities	9,712	179	13	9,878	0

Total	$1,900,684	$8,924	$20,852	$1,888,756	$20,856

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$95,247	$698	$159	$95,786	$0
State and political subdivisions	196,350	1,364	4,902	192,812	0
Residential mortgage-backed securities
Agency	585,208	3,999	5,111	584,096	0
Non-agency	6,629	426	12	7,043	86
Commercial mortgage-backed securities
Agency	304,635	1,948	1,242	305,341	0
Asset-backed securities	217	0	0	217	0
Trust preferred collateralized debt obligations	48,558	729	15,735	33,552	25,952
Single issue trust preferred securities	13,363	284	2,170	11,477	0
Other corporate securities	14,996	66	0	15,062	0
Marketable equity securities	12,436	1,398	6	13,828	0

Total	$1,277,639	$10,912	$29,337	$1,259,214	$26,038

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2017 and 2016.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,678	$230	$22,920	$132
State and political subdivisions	82,896	566	59,432	1,863
Residential mortgage-backed securities
Agency	460,414	4,621	182,482	4,739
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	282,858	2,386	70,763	923
Asset-backed securities	27,931	7	0	0
Trust preferred collateralized debt obligations	0	0	28,629	4,129
Single issue trust preferred securities	0	0	4,485	1,225
Other corporate securities	6,975	18	0	0
Marketable equity securities	0	0	363	13

Total	$897,752	$7,828	$369,074	$13,024

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,101	$159	$0	$0
State and political subdivisions	116,300	4,902	0	0
Residential mortgage-backed securities
Agency	309,376	5,111	0	0
Non-agency	0	0	218	12
Commercial mortgage-backed securities
Agency	162,479	1,242	0	0
Asset-backed securities	0	0	0	0
Trust preferred collateralized debt obligations	0	0	28,579	15,735
Single issue trust preferred securities	0	0	8,185	2,170
Marketable equity securities	357	6	0	0

Total	$612,613	$11,420	$36,982	$17,917

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

	Year Ended
(In thousands)	2017	2016	2015
Proceeds from maturities, sales and calls	$686,312	$513,990	$191,266
Gross realized gains	3,274	268	143
Gross realized losses	1,400	13	10

At December 31, 2017, gross unrealized losses on available for sale securities were $20,852,000 on 463 securities of a total portfolio of 838 available for sale securities. Securities in an unrealized loss position at December 31, 2017 consisted primarily of pooled trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities and agency commercial and residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate mainly to securities of financial institutions. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $303,101,000 at December 31, 2017. As of December 31, 2017, approximately 75% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of December 31, 2017. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at December 31, 2017.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,278,964,000 at December 31, 2017. Of the $1,278,964,000 amount, $457,107,000 was related to agency commercial mortgage-backed securities and $821,857,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2017.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $4,969,000 at December 31, 2017. Of the $4,969,000 amount, $546,000 was rated above investment grade and $4,423,000 was rated below investment grade. Approximately 17% of the portfolio includes collateral that was originated during the year of 2005 or before. The remaining 83% includes collateral that was originated in the years of 2006 and 2007. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2017.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2017, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired. All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2017 consisted of $7,707,000 in investment grade bonds and $5,710,000 in unrated bonds. The investment grade bonds were rated either Baa3 or BBB-. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of December 31, 2017.

Trust preferred collateralized debt obligations (Trup Cdos)

In order to determine how and when the Company recognizes OTTI, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2017, the Company has determined that it does not intend to sell any pooled trust preferred security and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. The Company discounts the security-specific cash flow projection at the security-specific interest rate and compares the present value to the amortized cost. Management’s cash flow analysis was performed for each security and considered the current deferrals and defaults within the underlying collateral, the likelihood that current deferrals would cure or ultimately default, potential future deferrals and defaults, potential prepayments, cash reserves, excess interest spread, credit analysis of the underlying collateral and the priority of payments in the cash flow structure. The underlying collateral analysis for each issuer took into consideration multiple factors including capital adequacy, earnings trends and asset quality. After completing its analysis of estimated cash flows, management determined that none of the Trup Cdos experienced an adverse change in cash flows during the fourth quarter of 2017, as the expected discounted cash flows from these particular securities were greater than or equal to the discounted cash flows originally expected at purchase or from the previous date of other-than-temporary impairment (cash flows are discounted at the contractual coupon rate for purposes of assessing OTTI).

There was no credit-related other-than-temporary impairment recognized in earnings during 2017 and 2016 related to these securities. At December 31, 2017 and 2016, the balance of noncredit-related other-than-temporary impairment recognized on United’s Trup Cdo portfolio was $20,770,000 and $25,952,000, respectively.

The amortized cost of available for sale Trup Cdos in an unrealized loss position for twelve months or longer as of December 31, 2017 consisted of $3,065,000 in investment grade bonds and $29,693,000 in below investment grade bonds.

The following is a summary of the available for sale Trup Cdos as of December 31, 2017:

(In thousands)				Amortized Cost
Class	Amortized Cost	Fair Value	Unrealized (Gain) Loss	Investment Grade	Split Rated	Below Investment Grade
Senior – Bank	$4,863	$4,965	$(102)	$3,065	$0	$1,798
Mezzanine —Bank (now in senior position)	6,428	6,226	202	0	0	6,428
Mezzanine – Bank	22,668	19,967	2,701	0	0	22,668
Mezzanine – Bank & Insurance (combination)	3,897	3,111	786	0	0	3,897

Totals	$37,856	$34,269	$3,587	$3,065	$0	$34,791

While a difference remains between the fair value and amortized cost, the Company believes the remaining unrealized losses are related to the illiquid market for Trup Cdos rather than an adverse change in expected cash flows. The expected future cash flow substantiates the return of the remaining amortized cost of the security. The Company believes the following evidence supports the position that the remaining unrealized loss is related to the illiquid market for Trup Cdos:

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

On the Trup Cdos that have not been deemed to be other-than-temporarily impaired, the collateralization ratios range from a low of 106.0% to a high of 461.3%, with a median of 283.6%, and a weighted average of 301.6%. The collateralization ratio is defined as the current performing collateral in a security, divided by the current balance of the specific tranche the Company owns, plus any debt which is senior or pari passu with the Company’s security’s priority level. Performing collateral excludes the balance of any issuer that has either defaulted or has deferred its interest payment. It is not uncommon for the collateralization of a security that is not other-than-temporarily impaired to be less than 100% due to the excess spread built into the securitization structure.

Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2017 is other-than-temporarily impaired. For these securities, United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it expected to recover the amortized cost basis of the investment in such securities.

Equity securities

The cost of United’s equity securities was $9,712,000 at December 31, 2017. For equity securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no equity securities were other-than-temporarily impaired at December 31, 2017.

Other investment securities (cost method)

During the fourth quarter of 2017, United also evaluated all of its cost method investments to determine if certain events or changes in circumstances during the quarter had a significant adverse effect on the fair value of any of its cost method securities. United determined that there were no events or changes in circumstances during the fourth quarter of 2017 which would have an adverse effect on the fair value of any of its cost method securities. Therefore, no impairment was recorded.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2017	2016	2015
Balance of cumulative credit losses at beginning of period	$22,162	$23,773	$23,739
Additional credit losses on securities for which OTTI was previously recognized	0	33	34
Reductions for securities sold or paid off during the period	(4,102)	(1,644)	0

Balance of cumulative credit losses at end of period	$18,060	$22,162	$23,773

The amortized cost and estimated fair value of securities available for sale at December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,283,933,000 and an estimated fair value of $1,274,962,000 at December 31, 2017 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$50,311	$50,212
Due after one year through five years	386,039	384,585
Due after five years through ten years	400,129	398,208
Due after ten years	1,054,493	1,045,873
Marketable equity securities	9,712	9,878

Total	$1,900,684	$1,888,756

The following is a summary of the amortized cost and estimated fair values of securities held to maturity.

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,187	$308	$0	$5,495
State and political subdivisions	5,797	10	0	5,807
Residential mortgage-backed securities
Agency	23	3	0	26
Single issue trust preferred securities	9,401	0	731	8,670
Other corporate securities	20	0	0	20

Total	$20,428	$321	$731	$20,018

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,295	$570	$0	$5,865
State and political subdivisions	8,598	17	0	8,615
Residential mortgage-backed securities
Agency	30	5	0	35
Single issue trust preferred securities	19,315	0	2,672	16,643
Other corporate securities	20	0	0	20

Total	$33,258	$592	$2,672	$31,178

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2017, the Company’s largest held-to-maturity single-issue trust preferred exposure was to SunTrust Bank ($7,426,000). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,426,000) and Royal Bank of Scotland ($976,000).

No gross realized gains and losses on calls and sales of held to maturity securities have been included in earnings for the years ended December 31, 2017, 2016 and 2015.

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $23,000 and an estimated fair value of $26,000 at December 31, 2017 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$0	$0
Due after one year through five years	9,344	9,660
Due after five years through ten years	5,663	5,343
Due after ten years	5,421	5,015

Total	$20,428	$20,018

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,403,565,000 and $1,137,408,000 at December 31, 2017 and 2016, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $8,968,000 at December 31, 2017 and a net unrealized gain of $13,000 at December 31, 2016 on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2017, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$20,018	0.71%	$58,560	2.43%	$9,882	2.50%	$31,462	2.84%
States and political subdivisions (1)	20,711	2.76%	68,543	2.53%	45,399	2.97%	174,245	3.72%
Residential mortgage-backed securities
Agency	160	3.68%	2,535	4.40%	157,860	2.30%	661,325	2.49%
Non-agency	121	5.01%	547	5.00%	0	0.00%	4,301	5.84%
Commercial mortgage-backed
Agency	9,300	1.11%	258,207	2.03%	168,964	2.57%	20,636	2.81%
Asset-backed securities	0	0.00%	0	0.00%	0	0.00%	109,829	2.03%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	37,856	3.89%
Single issue trust preferred securities	0	0.00%	0	0.00%	9,687	2.70%	13,131	4.72%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	9,712	0.27%
Other Corporate securities	0	0.00%	6,993	2.32%	14,000	5.21%	7,128	0.75%

(1)	Tax-equivalent adjustments (using a 35% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2017	2016
Commercial, financial, and agricultural
Owner-occupied	$1,361,629	$1,049,885
Nonowner-occupied	4,451,298	3,425,453
Other commercial	1,998,979	1,613,437

Total commercial, financial & agricultural	7,811,906	6,088,775
Residential real estate	2,996,171	2,403,437
Construction & land development	1,504,907	1,255,738
Consumer:
Bankcard	10,314	14,187
Other Consumer	704,039	594,582
Less: Unearned interest	(15,916)	(15,582)

Total Loans, net of unearned interest	$13,011,421	$10,341,137

The table above does not include loans held for sale of $265,955,000 and $8,445,000 at December 31, 2017 and December 31, 2016, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $210,521,000 or 1.62% of total gross loans at December 31, 2017 and $171,596,000 or 1.66% of total gross loans at December 31, 2016. The contractual principal in these acquired impaired loans was $285,964,000 and $231,096,000 at December 31, 2017 and December 31, 2016, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the year of 2017 follows.

(In thousands)

Accretable yield at the beginning of the period	$29,165
Accretion (including cash recoveries)	(15,490)
Additions	17,444
Net reclassifications to accretable from non-accretable	13,424
Disposals (including maturities, foreclosures, and charge-offs)	(5,445)

Accretable yield at the ending of the period	$39,098

At December 31, 2017 and 2016, loans-in-process of $37,738,000 and $38,591,000 and overdrafts from deposit accounts of $24,714,000 and $7,971,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $36,360,000 and $255,476,000 at December 31, 2017 and 2016, respectively. During 2017, $17,837,000 of new loans were made and repayments totaled $64,556,000. There was also a reduction of $172,397,000 in loans due to a merger of United’s banking subsidiaries in 2017 and the resulting change in the composition of the bank’s board of directors.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2017, United had TDRs of $50,129,000 as compared to $21,152,000 as of December 31, 2016. Of the $50,129,000 aggregate balance of TDRs at December 31, 2017, $30,868,000 was on nonaccrual, $95,000 were 90 days or more past due and $1,254,000 were 30 to 89 days past due. As of December 31, 2016, United had TDRs of $21,152,000. Of the $21,152,000 aggregate balance of TDRs at December 31, 2016, $11,106,000 was on nonaccrual status. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2017, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2017, United had restructured loans in the amount of $2,001,000 that were modified by a reduction in the interest rate, $1,898,000 that were modified by a combination of a reduction in the interest rate and the principal and $46,230,000 that were modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2017 and 2016, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2017			December 31, 2016
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$5,333	$5,327	1	$1,190	$1,178
Nonowner-occupied	0	0	0	0	0	0
Other commercial	13	32,211	29,411	7	2,803	2,213
Residential real estate	0	0	0	1	1,400	1,400
Construction & land development	1	1,456	1,383	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	15	$39,000	$36,121	9	$5,393	$4,791

During 2017, $36,121,000 of restructured loans were modified by a change in terms. During 2016, $2,887,000 of restructured loans were modified by a change in loan terms and $1,904,000 of restructured loans were modified by a combination of a reduction in the interest rate and an extension of the maturity date. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2017 and 2016. These loans were restructured during the twelve months ended December 31, 2017 and 2016 and subsequently defaulted, resulting in principal charge-offs during the year of 2017 and 2016.

	Year Ended December 31, 2017		Year Ended December 31, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	1,495	1	37
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$1,495	1	$37

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2017
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,968	$13,663	$21,631	$1,339,998	$1,361,629	$458
Nonowner-occupied	10,398	20,448	30,846	4,420,452	4,451,298	634
Other commercial	11,533	68,476	80,009	1,918,970	1,998,979	940
Residential real estate	35,300	28,637	63,937	2,932,234	2,996,171	6,519
Construction & land development	1,615	17,190	18,805	1,486,102	1,504,907	385
Consumer:
Bankcard	449	186	635	9,679	10,314	186
Other consumer	9,288	968	10,256	693,783	704,039	775

Total	$76,551	$149,568	$226,119	$12,801,218	$13,027,337	$9,897

(1)	Other includes loans with a recorded investment of $210,521 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2016
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$5,850	$3,981	$9,831	$1,040,054	$1,049,885	$94
Nonowner-occupied	9,288	20,847	30,135	3,395,318	3,425,453	172
Other commercial	15,273	42,766	58,039	1,555,398	1,613,437	2,518
Residential real estate	29,976	25,991	55,967	2,347,470	2,403,437	4,216
Construction & land development	3,809	7,779	11,588	1,244,150	1,255,738	33
Consumer:
Bankcard	422	141	563	13,624	14,187	141
Other consumer	10,015	1,712	11,727	582,855	594,582	1,412

Total	$74,633	$103,217	$177,850	$10,178,869	$10,356,719	$8,586

(1)	Other includes loans with a recorded investment of $171,596 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2017	December 31, 2016
Commercial real estate:
Owner-occupied	$13,205	$3,887
Nonowner-occupied	19,814	20,675
Other commercial	67,536	40,248
Residential real estate	22,118	21,775
Construction & land development	16,805	7,746
Consumer:
Bankcard	0	0
Other consumer	193	300

Total	$139,671	$94,631

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2017
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,276,088	$4,312,985	$1,848,868	$1,413,706
Special mention	20,165	57,618	55,564	5,196
Substandard	65,376	80,695	90,625	86,005
Doubtful	0	0	3,922	0

Total	$1,361,629	$4,451,298	$1,998,979	$1,504,907

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2016
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$963,503	$3,284,497	$1,463,797	$1,126,742
Special mention	20,490	36,462	26,537	52,327
Substandard	65,892	104,494	122,893	76,669
Doubtful	0	0	210	0

Total	$1,049,885	$3,425,453	$1,613,437	$1,255,738

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2017
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,945,266	$9,679	$693,727
Special mention	18,025	449	9,334
Substandard	32,880	186	978
Doubtful	0	0	0

Total	$2,996,171	$10,314	$704,039

As of December 31, 2016
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,348,017	$13,624	$582,704
Special mention	18,240	422	10,132
Substandard	36,995	141	1,746
Doubtful	185	0	0

Total	$2,403,437	$14,187	$594,582

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2017			December 31, 2016
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$61,897	$62,661	$0	$46,575	$47,108	$0
Nonowner-occupied	107,476	107,927	0	92,654	93,104	0
Other commercial	86,477	90,610	0	46,064	48,308	0
Residential real estate	36,923	38,863	0	22,747	24,404	0
Construction & land development	76,845	79,110	0	19,863	21,746	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	59	59	0	36	36	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$9,132	$9,132	$2,251	$1,787	$2,082	$815
Nonowner-occupied	3,957	3,956	1,592	17,938	17,938	2,524
Other commercial	60,471	74,792	16,721	43,774	46,188	13,441
Residential real estate	9,813	11,152	1,552	12,066	12,801	3,431
Construction & land development	1,383	5,881	229	4,940	7,899	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$71,029	$71,793	$2,251	$48,362	$49,190	$815
Nonowner-occupied	111,433	111,883	1,592	110,592	111,042	2,524
Other commercial	146,948	165,402	16,721	89,838	94,496	13,441
Residential real estate	46,736	50,015	1,552	34,813	37,205	3,431
Construction & land development	78,228	84,991	229	24,803	29,645	3,206
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	59	59	0	36	36	0

	Impaired Loans
	For the Year Ended
	December 31, 2017		December 31, 2016
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$56,202	$2,013	$36,800	$1,038
Nonowner-occupied	96,318	4,264	75,848	1,108
Other commercial	61,223	3,861	39,776	1,540
Residential real estate	23,618	986	25,964	538
Construction & land development	32,396	1,830	24,902	133
Consumer:
Bankcard	0	0	0	0
Other consumer	36	0	33	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$9,541	$610	$3,138	$97
Nonowner-occupied	12,593	539	11,920	564
Other commercial	63,963	2,208	36,511	1,615
Residential real estate	13,298	185	9,585	342
Construction & land development	2,597	85	8,994	83
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$65,743	$2,623	$39,938	$1,135
Nonowner-occupied	108,911	4,803	87,768	1,672
Other commercial	125,186	6,069	76,287	3,155
Residential real estate	36,916	1,171	35,549	880
Construction & land development	34,993	1,915	33,896	216
Consumer:
Bankcard	0	0	0	0
Other consumer	36	0	33	0

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). The amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality resulted in a reversal of provision for loan losses expense of $1,106,000 for the year of 2017 and provision for loan losses expense of $1,676,000, and $5,321,000 for the years of 2016, and 2015, respectively.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2017 and 2016 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2017
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	2,246	296	21,189	2,973	3,337	2,822	0	32,863
Recoveries	2,599	244	3,395	601	726	748	0	8,313
Provision	(225)	(462)	29,896	(1,471)	(808)	1,750	(274)	28,406

Ending balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627

Ending Balance: individually evaluated for impairment	$2,251	$1,592	$16,721	$1,552	$229	$0	$0	$22,345
Ending Balance: collectively evaluated for impairment	$3,150	$4,777	$28,468	$8,375	$6,958	$2,481	$73	$54,282
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,361,629	$4,451,298	$1,998,979	$2,996,171	$1,504,907	$714,353	$0	$13,027,337
Ending Balance: individually evaluated for impairment	$36,721	$21,851	$78,715	$14,316	$16,921	$0	$0	$168,524
Ending Balance: collectively evaluated for impairment	$1,291,379	$4,320,997	$1,892,706	$2,967,666	$1,461,206	$714,338	$0	$12,648,292
Ending Balance: loans acquired with deteriorated credit quality	$33,529	$108,450	$27,558	$14,189	$26,780	$15	$0	$210,521

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2016
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,637	$5,309	$31,328	$15,148	$18,205	$1,995	$104	$75,726
Charge-offs	5,281	419	20,430	4,597	2,659	2,794	0	36,180
Recoveries	3,071	675	3,452	639	433	446	0	8,716
Provision	3,846	1,318	18,737	2,580	(5,373)	3,158	243	24,509

Ending balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771

Ending Balance: individually evaluated for impairment	$815	$2,524	$13,441	$3,431	$3,206	$0	$0	$23,417
Ending Balance: collectively evaluated for impairment	$4,458	$4,359	$19,646	$10,339	$7,400	$2,805	$347	$49,354
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,049,885	$3,425,453	$1,613,437	$2,403,437	$1,255,738	$608,769	$0	$10,356,719
Ending Balance: individually evaluated for impairment	$18,976	$26,835	$56,091	$14,766	$8,152	$0	$0	$124,820
Ending Balance: collectively evaluated for impairment	$1,005,999	$3,323,117	$1,527,479	$2,373,969	$1,221,006	$608,733	$0	$10,060,303
Ending Balance: loans acquired with deteriorated credit quality	$24,910	$75,501	$29,867	$14,702	$26,580	$36	$0	$171,596

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $679,000 and $1,044,000 at December 31, 2017 and December 31, 2016, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2017	2016	2015
Balance of allowance for loan losses at beginning of period	$72,771	$75,726	$75,529
Provision for loan losses	28,406	24,509	22,574

	101,177	100,235	98,103

Loans charged off	32,863	36,180	25,499
Less recoveries	(8,313)	(8,716)	(3,122)

Net charge-offs	24,550	27,464	22,377

Balance of allowance for loan losses at end of period	$76,627	$72,771	$75,726
Reserve for lending-related commitments	679	1,044	936

Balance of allowance for credit losses at end of period	$77,306	$73,815	$76,662

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2017	2016

Land	$34,970	$24,238
Buildings and improvements	103,914	89,302
Leasehold improvements	44,684	33,194
Furniture, fixtures and equipment	99,232	65,598

	282,799	212,332
Less allowance for depreciation and amortization	177,905	136,423

Net bank premises and equipment	$104,894	$75,909

Depreciation expense was $8,914,000, $7,889,000, and $8,385,000 for years ending December 31, 2017, 2016 and 2015, respectively, while amortization expense was $122,000 for the year ended December 31, 2017 and $136,000 for the years ended December 31, 2016 and 2015, respectively.

United and certain subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $24,740,000, $14,661,000, and $12,528,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2017, consisted of the following:

Year	Amount
(In thousands)
2018	$14,753
2019	13,117
2020	11,249
2021	9,529
2022	6,400
Thereafter	14,796

Total minimum lease payments	$69,844

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2017
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($54,453)	$0	$0	$98,359	($54,453)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,473,265		$5,115		$1,478,380

	December 31, 2016
	Community Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$69,635	($46,681)	$69,635	($46,681)

Goodwill not subject to amortization	$863,767		$863,767

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2016	$863,767	$0	$863,767
Addition to goodwill from Bank of Georgetown acquisition	1,327	0	1,327
Preliminary addition to goodwill from Cardinal acquisition	608,171	5,115	613,286

Goodwill at December 31, 2017	$1,473,265	$5,115	$1,478,380

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2017:

Year	Amount
(In thousands)
2018	$8,039
2019	7,016
2020	6,309
2021	5,369
2022 and thereafter	17,173

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(In thousands)	December 31
	2017	2016
Demand deposits	$4,294,687	$3,171,841
Interest-bearing checking	2,156,974	1,778,156
Regular savings	1,034,100	721,224
Money market accounts	3,756,259	3,151,896
Time deposits under $100,000	795,137	693,005
Time deposits over $100,000	1,793,434	1,280,745

Total deposits	$13,830,591	$10,796,867

Included in time deposits over $100,000 at December 31, 2017 and 2016 were time deposits of $250,000 or more of $790,703,000 and $357,468,000, respectively. Interest paid on deposits approximated $48,887,000, $29,048,000, and $28,447,000 in 2017, 2016 and 2015, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $19,318,000 and $92,310,000 at December 31, 2017 and 2016, respectively. The decline was due mainly to a merger of United’s banking subsidiaries in 2017 and the resulting change in the composition of the bank’s board of directors.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2017 and 2016, short-term borrowings and the related weighted-average interest rates were as follows:

	2017				2016
			Weighted-				Weighted-
(Dollars in thousands)			Average				Average
	Amount		Rate		Amount		Rate
Federal funds purchased	$16,235		1.40%		$22,235		0.65%
Securities sold under agreements to repurchase	261,352	(1)	0.36	%(1)	187,316	(1)	0.25	%(1)

Total	$277,587				$209,551

(1)

Excludes a wholesale security sold under an agreement to repurchase assumed in the Virginia Commerce merger of $50,000 with an interest rate of 4.37% at December 31, 2017 and 2016 and scheduled to mature in May of 2018.

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $180,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2017	$16,235	$261,352
2016	22,235	187,316
2015	22,230	290,798

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
Weighted-average interest rate at year-end:
2017	1.40%	0.36%
2016	0.65%	0.25%
2015	0.25%	0.15%
Maximum amount outstanding at any month’s end:
2017	$25,800	$377,687
2016	32,200	353,833
2015	52,000	379,818
Average amount outstanding during the year:
2017	$18,433	$287,663
2016	22,717	298,494
2015	38,526	283,011
Weighted-average interest rate during the year:
2017	0.88%	0.33%
2016	0.32%	0.17%
2015	0.21%	0.10%

At December 31, 2017, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2017, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $1,574,000, $1,587,000, and $835,000 in 2017, 2016 and 2015, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary banks are members of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2017, the total carrying value of loans pledged as collateral for FHLB advances approximated $4,511,587,000. United had an unused borrowing amount as of December 31, 2017 of approximately $2,244,843,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2017 and 2016, FHLB advances and the related weighted-average interest rates were as follows:

	2017			2016
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$1,271,531	1.60%	1.60%	$897,707	0.72%	0.72%

Overnight funds of $200,000,000 were included in the $1,271,531,000 above at December 31, 2017. No overnight funds were included in the $897,707,000 above at December 31, 2016. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2017 and 2016 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q, Notes to Consolidated Financial Statements.

A long-term wholesale security sold under an agreement to repurchase was assumed in the Virginia Commerce merger. At December 31, 2017 and 2016, the balance of the wholesale security sold under an agreement to repurchase was $50,000,000. The repurchase agreement had an interest rate of 4.37% at December 31, 2017 and 2016 and is scheduled to mature in May of 2018.

At December 31, 2017, United had a total of fifteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2017 and 2016, the outstanding balance of the Debentures was $242,446,000 and $224,319,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
Century Trust	March 23, 2000	$ 8,800	10.875% Fixed	March 8, 2030
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$ 5,000	3-month LIBOR + 2.10%	March 15, 2035

At December 31, 2017 and 2016, the Debentures and their related weighted-average interest rates were as follows:

	2017		2016
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$8,800	10.88%	$8,800	10.88%
United Statutory Trust III	20,619	4.45%	20,619	3.84%
United Statutory Trust IV	25,774	4.23%	25,774	3.74%
United Statutory Trust V	51,547	2.89%	51,547	2.40%
United Statutory Trust VI	30,928	2.89%	30,928	2.26%
Premier Statutory Trust II	6,186	4.46%	6,186	3.98%
Premier Statutory Trust III	8,248	3.33%	8,248	2.70%
Premier Statutory Trust IV	14,433	3.23%	14,433	2.55%
Premier Statutory Trust V	10,310	3.09%	10,310	2.54%
Centra Statutory Trust I	10,000	3.92%	10,000	3.29%
Centra Statutory Trust II	10,000	3.01%	10,000	2.53%
Virginia Commerce Trust II	12,014	5.14%	11,784	4.62%
Virginia Commerce Trust III	16,216	2.87%	15,690	2.34%
Cardinal Statutory Trust I	14,031	3.99%	0	0.00%
UFBC Capital Trust I	3,340	3.69%	0	0.00%

Total	$242,446		$224,319

At December 31, 2017, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2018	$795,439
2019	186,404
2020	40,871
2021	51,453
2022 and thereafter	289,810

Total	$1,363,977

Interest paid on long-term borrowings approximated $22,254,000, $13,974,000, and $10,553,000 in 2017, 2016 and 2015, respectively.

NOTE L—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2017	2016	2015
Legal, consulting & other professional services	$11,844	$9,763	$9,310
Franchise & other taxes not on income	12,586	7,778	7,055
Automated Teller Machine (ATM) expenses	6,686	7,365	7,107

NOTE M—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

(In thousands)	Year Ended December 31
	2017	2016	2015
Current (benefit) expense:
Federal	$65,459	$63,169	$58,373
State	7,960	5,154	5,428
Deferred expense:
Federal	20,920	8,844	1,657
Tax Act remeasurement	37,732	0	0
State	2,175	(1,592)	72

Total income taxes	$134,246	$75,575	$65,530

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% effective January 1, 2018 and made numerous other tax law changes. U.S. generally accepted accounting principles (GAAP) requires companies to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, United was required to remeasure deferred tax assets and liabilities at the new tax rate and as a result, recorded deferred tax expense of $37,732,000 in the fourth quarter of 2017. Reasonable estimates were made based on the Company’s analysis of the Tax Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained as provided for under Staff Accounting Bulletin (“SAB 118”). Additional information that may affect our provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of United’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Act. Management continues to evaluate other potential impacts of the Tax Act. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes.

	Year Ended December 31
(Dollars in thousands)	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$99,689	35.0%	$77,930	35.0%	$71,222	35.0%
Plus: State income taxes net of federal tax benefits	6,207	2.2	4,084	1.8	3,516	1.7

	105,896	37.2	82,014	36.8	74,738	36.7
Increase (decrease) resulting from:
Tax-exempt interest income	(5,362)	(1.9)	(3,919)	(1.8)	(4,158)	(2.0)
Deferred taxes due to the Tax Act	37,732	13.2	0	0.0	0	0.0
Historic tax credit	0	0.0	0	0.0	(1,262)	(0.6)
Other items-net	(4,020)	(1.4)	(2,520)	(1.1)	(3,788)	(1.9)

Income taxes	$134,246	47.1%	$75,575	33.9%	$65,530	32.2%

For years ended 2017, 2016 and 2015, United incurred federal income tax expense applicable to the sales and calls of securities of $2,088,000, $114,000, and $73,000, respectively. Income taxes paid approximated $73,096,000, $61,905,000, and $52,319,000 in 2017, 2016 and 2015, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2017, United had no federal or state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $12,586,000, $7,778,000, and $7,055,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2017 and 2016 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for credit losses	$18,012	$26,941
Accrued benefits payable	12,175	0
Other accrued liabilities	779	3,478
Unrecognized components of net periodic pension costs	13,443	20,166
Unrealized loss on securities available for sale	2,797	1,436
Premises and equipment	0	93
Other real estate owned	3,169	6,724
Deferred mortgage points	3,028	0
Purchase accounting intangibles	14,855	41,392

Total deferred tax assets	68,258	100,230

Deferred tax liabilities:
Deferred mortgage points	2,994	3,608
Accrued benefits payable	0	4,061
Premises and equipment	0	0
Other	1,627	13,687

Total deferred tax liabilities	4,621	21,356

Net deferred tax assets	$63,637	$78,874

At December 31, 2017 and 2016, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.

In accordance with ASC topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2017	2016
Unrecognized tax benefits at beginning of year	$2,442	$2,102
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	972	673
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(520)	(333)

Unrecognized tax benefits at end of year	$2,894	$2,442

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

As of December 31, 2017 and 2016, the total amount of accrued interest related to uncertain tax positions was $670,000 and $569,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2017, 2016 and 2015.

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

As of December 31, 2016, United changed the method used to estimate the interest cost component of net periodic benefit cost for the Plan. Under the previous method, appropriate spot rates were used to discount the projected benefit obligation (PBO) cash flows based on date of measurement. Then, a single aggregated discount rate was calculated such that the present value of the PBO remained the same. This rate is technically a weighted-average of the spot rates. This single discount rate was applied to the interest and service costs as well. Under the full yield curve approach, separate discount rates are used to calculate the present value for each projected cash flow. That is, individual spot rates are applied to the cash flows in each time period. This does not have any impact on the present value of the PBO as the PBO was originally discounted with spot rates. The adoption of this method concerns the manner in which it affects interest and service costs. Interest costs typically decrease when using this method because of the different weightings applied to the cash flows; that is, interest costs closer to the current period will be discounted with a smaller rate than those further in the future based on a typical yield curve, and greater future Interest Costs values are discounted with greater longer-term spot rates. Similarly, service costs typically have longer durations and will thus be subject to longer-term spot rates, decreasing the present value of these costs. As a result, the full yield curve method is preferable as it provides a more granular, and thus a more accurate, determination of costs. This new method constitutes a change in an accounting estimate under the provisions of ASC topic 250, “Accounting Changes and Error Corrections,” that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic pension cost beginning January 1, 2017. The impact of this accounting change on United’s net periodic pension cost for the year of 2017 was a decline of $1,000,000 in expense from the amount that would have been recorded under the previous method.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2017	2016	2015
Service cost	$2,146	$2,374	$2,787
Interest cost	5,149	5,950	5,902
Expected return on plan assets	(8,538)	(8,089)	(9,290)
Recognized net actuarial loss	4,553	4,921	4,980
Amortization of prior service cost	0	0	1

Net periodic pension cost	$3,310	$5,156	$4,380

Weighted-Average Assumptions:
Discount rate	4.49%	4.75%	4.35%
Expected return on assets	7.00%	7.25%	7.50%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%

Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2017	2016	2015
Net actuarial loss	$6,784	$2,914	$2,402
Amortization of:
Prior service cost	0	0	(1)
Actuarial loss	(4,553)	(4,921)	(4,980)

Total recognized in other comprehensive income	$2,231	$(2,007)	$(2,579)

Included in accumulated other comprehensive income at December 31, 2017 are unrecognized actuarial losses of $56,222,000 ($35,420,000 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 is $4,653,000 ($2,932,000 net of tax).

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2017 and 2016 and the accumulated benefit obligation at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	December 31,
	2017	2016
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$134,515	$125,403
Service Cost	2,146	2,374
Interest Cost	5,149	5,950
Actuarial Loss (Gain)	15,367	5,114
Benefits Paid	(4,437)	(4,326)

Projected Benefit at the End of the Year	$152,740	$134,515
Accumulated Benefit Obligation at the End of the Year	$139,025	$121,548

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$119,711	$113,748
Actual Return on Plan Assets	17,121	10,289
Benefits Paid	(4,437)	(4,326)
Employer Contributions	10,000	0

Fair value of plan assets at end of year	$142,395	$119,711

Net Amount Recognized
Funded Status	$(10,346)	$(14,804)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	56,222	53,991

Net Amount Recognized	$45,876	$39,187

Weighted-Average Assumptions at the End of the Year
Discount Rate	3.83%	4.49%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2018	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2017	December 31, 2016
Equity Securities	68%	50-70%	71%	71%
Debt Securities	25%	20-50%	26%	26%
Other	7%	3-15%	3%	3%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,677,000 (3%) at December 31, 2017 and $4,894,000 (4%) at December 31, 2016.

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

At December 31, 2017, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2018	$5,314
2019	5,304
2020	5,632
2021	6,012
2022	6,377
2023 through 2027	36,991

During the third quarter of 2017, United made a discretionary contribution of $10,000,000.United did not contribute to the plan in 2016 and 2015 as no contributions were required by funding regulations or law. For 2018, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2018, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 Using
(In thousands) Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$4,549	$4,549	$0	$0

Fixed Income Mutual Funds:
Taxable	30,752	30,752	0	0
Alternative	6,302	6,302	0	0
Equity Securities:
Common stock	24,003	24,003	0	0
Equity Mutual Funds:
Domestic equity large cap	28,936	28,936	0	0
Domestic equity mid cap	13,108	13,108	0	0
Domestic equity small cap	9,520	9,520	0	0
Domestic equity other	0	0	0	0
International emerging equity	5,264	5,264	0	0
International equity developed	15,752	15,752	0	0
Alternative equity	4,209	4,209	0	0

Total	$142,395	$142,395	$0	$0

		Fair Value Measurements at December 31, 2016 Using
(In thousands) Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,778	$1,778	$0	$0

Fixed Income Securities:
Mortgage backed securities	47	0	47	0
Collateralized mortgage obligations	48	0	48	0
Municipal obligations	670	0	670	0
Corporate bonds	1,169	0	1,169	0
Foreign bonds, notes and debentures	96	0	96	0

Fixed Income Mutual Funds:
Taxable	26,816	26,816	0	0
Alternative	3,898	3,898	0	0

Equity Securities:
Common stock	20,629	20,629	0	0
Equity Mutual Funds:
Domestic equity large cap	23,063	23,063	0	0
Domestic equity mid cap	6,457	6,457	0	0
Domestic equity small cap	13,087	13,087	0	0
Domestic equity other	910	910	0	0
International emerging equity	3,120	3,120	0	0
International equity developed	12,619	12,619	0	0
Alternative equity	3,456	3,456	0	0
Domestic Balanced Mutual Funds	1,848	1,848	0	0

Total	$119,711	$117,681	$2,030	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 4% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $3,201,000, $2,069,000, and $1,894,000 in 2017, 2016 and 2015, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2017 and 2016, the combined plan assets included 998,041 and 893,440 shares, respectively, of United common stock with an approximate fair value of $34,682,000 and $41,322,000, respectively. Dividends paid on United common stock held by the plans approximated $1,218,000, $1,173,000, and $1,139,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The 2016 LTI Plan replaces the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. During the year of 2017, a total of 255,217 non-qualified stock options and 90,075 of restricted stock were granted under the 2016 LTI Plan. A total of 967,285 stock options and 289,637 restricted shares of common stock were granted under the 2011 LTI Plan. Compensation expense of $3,555,000, $2,817,000, and $2,484,000 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the years 2017, 2016 and 2015, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2017 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.13%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.262; and a weighted-average expected option life of 6.98 years, respectively. The estimated fair value of the options at the date of grant was $8.85 for the options granted during 2017. ASC topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2017, and the changes during the year of 2017 are presented below:

	Year ended December 31, 2017
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2017	1,411,735			$28.05
Assumed in acquisition of subsidiary	153,602			21.47
Granted	255,217			45.20
Exercised	(220,905)			22.00
Forfeited or expired	(41,211)			27.38

Outstanding at December 31, 2017	1,558,438	$8,761	5.8	$31.09

Exercisable at December 31, 2017	1,050,567	$8,528	4.6	$26.86

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2017	430,278	$ 6.84
Granted	255,217	8.85
Vested	(174,624)	6.69
Forfeited or expired	(3,000)	8.85

Nonvested at December 31, 2017	507,871	$ 7.89

As of December 31, 2017, the total unrecognized compensation cost related to nonvested option awards was $2,597,000 with a weighted-average expense recognition period of 1.2 years. The total fair value of awards vested during the year ended December 31, 2017, was $1,168,000.

Cash received from options exercised under the Plans for the years ended December 31, 2017, 2016 and 2015 was $4,619,000, $13,337,000, and $7,871,000, respectively. During 2017 and 2016, 220,905 and 519,482 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2017 and 2016 were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2017, 2016, and 2015 was $8.85, $6.97, and $7.23, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2017, 2016, and 2015 was $3,721,000, $11,001,000, and $2,380,000, respectively.

ASC topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $2,201,000, $4,008,000, and $1,023,000 from excess tax benefits related to share-based compensation arrangements for the year of 2017, 2016 and 2015, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2017, the total unrecognized compensation cost related to nonvested stock awards was $4,297,000 with a weighted-average expense recognition period of 1.3 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2017	137,268	$ 33.61
Granted	90,075	45.21
Vested	56,007	32.48
Forfeited	840	45.30

Outstanding at December 31, 2017	170,496	$ 40.05

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $4,224,719,000 and $2,823,396,000 of loan commitments outstanding as of December 31, 2017 and 2016, respectively, the majority of which contractually expire within one year. Included in the December 31, 2017 amount are commitments to extend credit of $229,630,000 related to George Mason’s mortgage loan funding commitments and are of a shot-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2017, United had no outstanding commercial letters of credit and $9,000 as of December 31, 2016. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $147,017,000 and $121,584,000 as of December 31, 2017 and 2016, respectively. In accordance with ASC topic 450, “Contingencies,” United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. During 2017, George Mason settled with investors on such loans for a total of $59,000. This reserve had a balance of $516,000 for the year ended December 31, 2017. No expense related to this reserve was recorded for the year ended December 31, 2017. George Mason had a reserve balance of $575,000 on the Cardinal Acquisition Date.

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

United sells mortgage loans on either a best efforts or mandatory delivery basis. For loans sold on a mandatory delivery basis, United enters into forward mortgage-backed securities (the “residual hedge”) to mitigate the effect of interest rate risk. Both the rate lock commitment under mandatory delivery and the residual hedge are recorded at fair value through earnings and are not designated as accounting hedges. At the closing of the loan, the loan commitment derivative expires and United records a loan held for sale at fair value and continues to mark these assets to market under the election of fair value option. United closes out of the trading mortgage-backed securities assigned within the residual hedge and replaces the securities with a forward sales contract once a price has been accepted by an investor and recorded at fair value. For those loans selected to be sold under best efforts delivery, at the closing of the loan, the rate lock commitment derivative expires and the Company records a loan held for sale at fair value under the election of fair value option and continues to be obligated under the same forward loan sales contract entered into at inception of the rate lock commitment.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2017 and 2016.

	Asset Derivatives
	December 31, 2017			December 31, 2016
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$71,831	$538	Other assets	$74,783	$24

Total derivatives designated as hedging instruments		$71,831	$538		$74,783	$24

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$14,583	$2,267
Forward loan sales commitments	Other assets	31,024	2	Other assets	0	0
Interest rate lock commitments	Other assets	148,866	4,559	Other assets	0	0

Total derivatives not designated as hedging instruments		$179,890	$4,561		$14,583	$2,267

Total asset derivatives		$251,721	$5,099		$89,366	$2,291

	Liability Derivatives
	December 31, 2017			December 31, 2016
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$18,795	$165	Other liabilities	$19,799	$338

Total derivatives designated as hedging instruments		$18,795	$165		$19,799	$338

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$14,583	$2,267
TBA mortgage-backed securities	Other liabilities	236,500	312	Other liabilities	0	0
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$236,500	$312		$14,583	$2,267

Total liability derivatives		$255,295	$477		$34,382	$2,605

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2017	December 31, 2016	December 31, 2015
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/ (expense)	$(781)	$(30)	$(813)

Total derivatives in hedging relationships		$(781)	$(30)	$(813)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(426)	0	0
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,547	0	0
Interest rate lock commitments	Income from Mortgage Banking Activities	(7,730)	0	0

Total derivatives not designated as hedging instruments		$(6,609)	$0	$0

Total derivatives		$(7,390)	$(30)	$(813)

For the years ended December 31, 2017, 2016 and 2015, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.

NOTE R—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2017	2016	2015
Net Income	$150,581	$147,083	$137,959
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(60)	(77)	(113)
Related income tax effect	22	28	41
Income tax rate change	0	208	316
Less : OTTI charges recognized in net income	60	33	47
Related income tax benefit	(22)	(12)	(17)
Reclassification of previous noncredit OTTI to credit OTTI	0	415	0
Related income tax benefit	0	(150)	0

Net unrealized gains on AFS securities with OTTI	0	445	274
AFS securities – all other:
Change in net unrealized (losses) gains on AFS securities arising during the period	8,371	(12,931)	(6,672)
Related income tax effect	(3,097)	4,867	2,415
Net reclassification adjustment for gains included in net income	(1,874)	(255)	(133)
Related income tax expense	693	92	48

	4,093	(8,227)	(4,342)

Net effect of AFS securities on other comprehensive income	4,093	(7,782)	(4,068)

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	9	8
Related income tax expense	(3)	(3)	(3)

Net effect of HTM securities on other comprehensive income	5	6	5

Defined benefit pension plan:
Net actuarial loss during the period	(6,784)	(2,914)	(2,402)
Related income tax expense (benefit)	2,510	1,077	944
Amortization of prior service cost recognized in net income	0	0	1
Related income tax benefit	0	0	0
Amortization of net actuarial loss recognized in net income	4,553	4,921	4,980
Related income tax benefit	(1,685)	(1,813)	(1,908)

Net effect of change in defined benefit pension plan on other comprehensive income	(1,406)	1,271	1,615

Total change in other comprehensive income, net of tax	2,692	(6,505)	(2,448)

Total Comprehensive Income	$153,273	$140,578	$135,511

The components of accumulated other comprehensive income for the year ended December 31, 2017 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2017
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2017	($10,297)	($51)	($34,369)	($44,717)
Other comprehensive income before reclassification	5,274	5	0	5,279
Amounts reclassified from accumulated other comprehensive income	(1,181)	0	(1,406)	(2,587)

Net current-period other comprehensive income, net of tax	4,093	5	(1,406)	2,692

Balance at December 31, 2017	($6,204)	($46)	($35,775)	($42,025)

(a)All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2017
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	(1,874)		Net gains on sales/calls of investment securities

	(1,874)		Total before tax
Related income tax effect	693		Tax expense

	(1,181)		Net of tax
Pension plan:
Net actuarial loss	(6,784	)(a)
Amortization of net actuarial loss	4,553	(b)

	(2,231)		Total before tax
Related income tax effect	825		Tax expense

	(1,406)		Net of tax

Total reclassifications for the period	$(2,587)

(a) This AOCI component is included in the computation of changes in plan assets (see Note N, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note N, Employee Benefit Plans)

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2017	2016
Assets
Cash and due from banks	$93,198	$130,304
Securities available for sale	22,066	4,881
Securities held to maturity	996	20
Other investment securities	163	100
Investment in subsidiaries:
Bank subsidiaries	3,437,036	2,372,783
Nonbank subsidiaries	12,535	10,535
Goodwill	(16,008)	(10,453)
Other assets	10,309	15,699

Total Assets	$3,560,295	$2,523,869

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$242,446	$224,319
Accrued expenses and other liabilities	77,319	63,803
Shareholders’ equity (including other accumulated comprehensive loss of $42,025 and $44,717 at December 31, 2017 and 2016, respectively)	3,240,530	2,235,747

Total Liabilities and Shareholders’ Equity	$3,560,295	$2,523,869

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2017	2016	2015
Income
Dividends from banking subsidiaries:
Bank subsidiaries	$115,000	$75,600	$70,500
Nonbank subsidiaries	58	10	433
Net interest income	437	86	76
Management fees:
Bank subsidiaries	45,693	35,792	28,955
Nonbank subsidiaries	27	27	27
Other income	1,766	8	78

Total Income	162,981	111,523	100,069

Expenses
Operating expenses	71,653	42,249	31,619

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	91,328	69,274	68,450
Applicable income tax benefit	(6,126)	(3,061)	(1,655)

Income Before Equity in Undistributed Net Income of Subsidiaries	97,454	72,335	70,105
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	50,560	74,656	68,012
Nonbank subsidiaries	2,567	92	(158)

Net Income	$150,581	$147,083	$137,959

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2017	2016	2015
Operating Activities
Net income	$150,581	$147,083	$137,959
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(53,127)	(74,748)	(67,854)
Amortization of net periodic pension costs	228	393	384
Stock-based compensation	3,555	2,817	2,484
Excess tax benefits from stock-based compensation arrangements	2,201	4,008	1,023
Net gain on securities transactions	(1,185)	(8)	(54)
Net change in other assets and liabilities	8,764	(8,344)	7,420

Net Cash Provided by Operating Activities	111,017	71,201	81,362

Investing Activities
Net purchases of securities	(19,268)	(234)	(1,047)
Net cash paid in acquisition of subsidiary	22,146	(10)	0
Increase in investment in subsidiaries	(34,203)	(100,000)	0
Change in other investment securities	(63)	0	2

Net Cash Used in Investing Activities	(31,388)	(100,244)	(1,045)

Financing Activities
Proceeds from issuance of common stock	0	199,916	0
Cash dividends paid	(121,354)	(96,351)	(88,864)
Acquisition of treasury stock	(1)	(1)	(1)
Proceeds from sale of treasury stock from deferred compensation plan	1	1	1
Proceeds from exercise of stock options	4,619	13,337	7,871

Net Cash Provided by (Used in) Financing Activities	(116,735)	116,902	(80,993)

Increase (Decrease) in Cash and Cash Equivalents	(37,106)	87,859	(676)

Cash and Cash Equivalents at Beginning of Year	130,304	42,445	43,121

Cash and Cash Equivalents at End of Year	$93,198	$130,304	$42,445

NOTE T—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2017, were approximately $1,251,806,000 and $471,763,000, respectively. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2016, was approximately $606,898,000 and $361,521,000, respectively.

The primary source of funds for the dividends paid by United to its shareholders is dividends received from its subsidiary banks. Dividends paid by United’s subsidiary banks are subject to certain regulatory limitations. Generally, the most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s net income, as defined, plus the retained net profits of the two preceding years.

During 2018, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $127,674,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $282,863,000 at December 31, 2017, and must be secured by qualifying collateral.

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

As previously mentioned, the new Basel III Capital Rules became effective for United and United Bank on January 1, 2015 (subject to a phase-in period). These new quantitative measures established by regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2017, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2017, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based,

Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$2,093,369	14.2%	$1,177,952	≥8.0%	$1,472,439	≥10.0%
United Bank	2,013,852	13.7%	1,174,099	≥8.0%	1,467,624	≥10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$1,759,189	12.0%	$883,464	≥6.0%	$1,177,952	≥8.0%
United Bank	1,936,546	13.2%	880,575	≥6.0%	1,174,099	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,759,189	12.0%	$662,598	≥4.5%	$957,086	≥6.5%
United Bank	1,936,546	13.2%	660,431	≥4.5%	953,956	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,759,189	10.1%	$698,388	≥4.0%	$872,985	≥5.0%
United Bank	1,936,546	11.0%	702,311	≥4.0%	877,888	≥5.0%
As of December 31, 2016:
Total Capital (to Risk-
Weighted Assets):
United Bankshares	$1,699,984	14.9%	$915,479	≥8.0%	$1,144,348	≥10.0%
United Bank	1,592,647	13.9%	915,956	≥8.0%	1,144,945	≥10.0%
Tier I Capital (to Risk-
Weighted Assets):
United Bankshares	$1,625,543	14.2%	$686,609	≥6.0%	$915,479	≥8.0%
United Bank	1,518,831	13.3%	686,967	≥6.0%	915,956	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,393,743	12.2%	$514,957	≥4.5%	$743,826	≥6.5%
United Bank	1,518,831	13.3%	515,225	≥4.5%	744,214	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,625,543	12.2%	$535,227	≥4.0%	$669,033	≥5.0%
United Bank	1,518,831	11.4%	535,361	≥4.0%	669,201	≥5.0%

United’s mortgage banking entity, George Mason, is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on George Mason’s operations.

The minimum net worth requirement of HUD at December 31, 2017 was $2,500,000. George Mason’s net worth was $4,955,000 at December 31, 2017, which exceeded the HUD requirements.

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2017, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2017. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest. Discount margins used in the valuation at December 31, 2017 ranged from LIBOR plus 2.25% to LIBOR plus 5.75%. Management completed a sensitivity analysis on the fair value of its Trup Cdos. Given a comprehensive 200 basis point increase in the discount rates, the total fair value of these securities would decline by approximately 18%, or $6,177.

Loans held for sale: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.27% to 0.40% with a weighted average increase of 0.37%.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.27% to 0.40% with a weighted average increase of 0.37%.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2017 Using
(In thousands) Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,758	$0	$114,758	$0
State and political subdivisions	303,869	0	303,869	0
Residential mortgage-backed securities
Agency	814,593	0	814,593	0
Non-agency	5,512	0	5,512	0
Commercial mortgage-backed securities
Agency	454,857	0	454,857	0
Asset-backed securities	109,970	0	109,970	0
Trust preferred collateralized debt obligations	34,269	0	0	34,269
Single issue trust preferred securities	12,560	0	12,560	0
Other corporate securities	28,490	0	28,490	0

Total available for sale debt securities	1,878,878	0	1,844,609	34,269
Available for sale equity securities:
Financial services industry	3,545	331	3,214	0
Equity mutual funds (1)	6,332	6,332	0	0
Other equity securities	1	1	0	0

Total available for sale equity securities	9,878	6,664	3,214	0

Total available for sale securities	1,888,756	6,664	1,847,823	34,269
Loans held for sale	263,308	0	0	263,308
Derivative financial assets:
Interest rate swap contracts	538	0	538	0
Interest rate lock commitments	4,561	0	2	4,559

Total derivative financial assets	5,099	0	540	4,559
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	165	0	165	0
TBA mortgage-backed securities	312	0	312	0

Total derivative financial liabilities	477	0	477	0

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

There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2017 and 2016.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2017 and 2016 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2017	2016
Balance, beginning of year	$33,552	$34,686

Total gains or losses (realized/unrealized):

Included in earnings (or changes in net assets)	9	0

Included in other comprehensive income	8,757	(1,134)

Purchases, issuances, and settlements	0	0

Sales	(8,049)	0

Transfers in and/or out of Level 3	0	0

Balance, ending of year	$34,269	$33,552

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

(In thousands)	Loans held for sale
	2017	2016
Balance, beginning of period	$0	$0
Acquired in Cardinal merger	271,301	0
Originations	2,333,927	0
Sales	(2,408,945)	0
Total gains or losses during the period recognized in earnings	58,132	0
Transfers in and/or out of Level 3	8,893	0

Balance, end of period	$263,308	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

(In thousands)	Derivative Financial Assets Interest Rate Lock Commitments
	2017	2016
Balance, beginning of period	$0	$0
Acquired in Cardinal merger	10,393	0
Transfers other	(5,834)	0

Balance, end of period	$4,559	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2017	Year Ended December 31, 2016
Assets
Loans held for sale
Income from mortgage banking activities	$(10,497)	$0

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2017			December 31, 2016
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$257,674	$263,308	$5,634	$0	$0	$0

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2017. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisitions of Cardinal in the second quarter of 2017 and Bank of Georgetown in the second quarter of 2016, no other fair value measurement of intangible assets was made during the year of 2017 and 2016.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2017
(In thousands) Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,647	$0	$2,647	$0	$14
Impaired Loans	84,756	0	67,111	17,645	12,291
OREO	24,348	0	24,151	197	4,200

(In thousands) Description	Balance as of December 31, 2016	Carrying value at December 31, 2016			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Loans held for sale	$8,445	$0	$8,445	$0	$4
Impaired Loans	80,505	0	27,609	52,896	5,119
OREO	31,510	0	31,510	0	2,086

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Cash and cash equivalents	$1,666,167	$1,666,167	$0	$1,666,167	$0
Securities available for sale	1,888,756	1,888,756	6,664	1,847,823	34,269
Securities held to maturity	20,428	20,018	0	16,998	3,020
Other securities	162,461	154,338	0	0	154,338
Loans held for sale	265,955	265,955	0	2,647	263,308
Loans	12,934,794	12,437,797	0	0	12,437,797
Derivative financial assets	5,099	5,099	0	540	4,559
Deposits	13,830,591	14,024,720	0	14,024,720	0
Short-term borrowings	477,587	477,587	0	477,587	0
Long-term borrowings	1,363,977	1,338,754	0	1,338,754	0
Derivative financial liabilities	477	477	0	477	0

December 31, 2016
Cash and cash equivalents	$1,434,527	$1,434,527	$0	$1,434,527	$0
Securities available for sale	1,259,214	1,259,214	4,465	1,221,197	33,552
Securities held to maturity	33,258	31,178	0	28,158	3,020
Other securities	111,166	105,608	0	0	105,608
Loans held for sale	8,445	8,445	0	8,445	0
Loans	10,268,366	10,122,486	0	0	10,122,486
Derivative financial assets	2,291	2,291	0	2,291	0
Deposits	10,796,867	10,785,294	0	10,785,294	0
Short-term borrowings	209,551	209,551	0	209,551	0
Long-term borrowings	1,172,026	1,142,782	0	1,142,782	0
Derivative financial liabilities	2,605	2,605	0	2,605	0

NOTE V—VARIABLE INTEREST ENTITIES

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2017			As of December 31, 2016
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$266,669	$257,674	$8,995	$240,668	$232,583	$8,085

(1) Represents investment in VIEs.

NOTE W—SEGMENT INFORMATION

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2017, 2016 and 2015 is as follows:

	At and For the Year Ended December 31, 2017
(In thousands)	Community Banking	Mortgage Banking	Other	Consolidated
Net interest income	$558,622	$(69)	$(9,556)	$548,997
Provision for loans losses	28,406	0	0	28,406
Other income	69,615	58,532	3,498	131,645
Other expense	291,584	62,072	13,753	367,409
Income taxes	139,980	(901)	(4,833)	134,246

Net income (loss)	$168,267	$(2,708)	$(14,978)	$150,581

Total assets (liabilities)	$18,761,508	$280,293	$17,158	$19,058,959
Average assets (liabilities)	17,385,448	212,212	19,769	17,617,429

	At and For the Year Ended December 31, 2016
(In thousands)	Community Banking	Other	Consolidated
Net interest income	$433,140	$(7,809)	$425,331
Provision for loans losses	24,509	0	24,509
Other income	72,618	(2,586)	70,032
Other expense	249,894	(1,698)	248,196
Income taxes	78,640	(3,065)	75,575

Net income (loss)	$152,715	$(5,632)	$147,083

Total assets (liabilities)	$14,528,394	$(19,502)	$14,508,892
Average assets (liabilities)	13,398,861	(22,058)	13,376,803

	At and For the Year Ended December 31, 2015
(In thousands)	Community Banking	Other	Consolidated
Net interest income	$390,775	$(6,651)	$384,124
Provision for loans losses	22,574	0	22,574
Other income	75,656	(2,030)	73,626
Other expense	235,644	(3,957)	231,687
Income taxes	67,109	(1,579)	65,530

Net income (loss)	$141,104	$(3,145)	$137,959

Total assets (liabilities)	$12,592,321	$(14,377)	$12,577,944
Average assets (liabilities)	12,277,023	(11,908)	12,265,115

NOTE X—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2017 and 2016 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Interest income	$120,758	$154,947	$171,583	$176,518
Interest expense	13,138	18,702	21,307	21,662
Net interest income	107,620	136,245	150,276	154,856
Provision for credit losses	5,899	8,251	7,279	6,977
Mortgage banking income	675	22,537	20,385	15,310
Securities gains (losses), net	3,940	747	467	430
Other noninterest income	15,531	17,222	17,377	17,024
Noninterest expense	62,842	112,137	96,652	95,778
Income taxes	20,216	19,304	27,836	66,890
Net income (1)	38,809	37,059	56,738	17,975

Per share data:
Average shares outstanding (000s):
Basic	80,902	99,198	104,760	104,808
Diluted	81,307	99,620	105,068	105,125
Net income per share:
Basic	$0.48	$0.37	$0.54	$0.17
Diluted	$0.48	$0.37	$0.54	$0.17
Dividends per share	$0.33	$0.33	$0.33	$0.34
2016
Interest income	$108,496	$113,087	$123,137	$125,621
Interest expense	10,212	10,362	12,068	12,368
Net interest income	98,284	102,725	111,069	113,253
Provision for credit losses	4,035	7,667	6,988	5,819
Mortgage banking income	728	789	982	951
Securities losses, net	4	213	1	62
Other noninterest income	15,660	16,965	18,038	15,639
Noninterest expense	58,056	64,855	62,777	62,508
Income taxes	17,879	16,378	18,846	22,472
Net income (1)	34,706	31,792	41,479	39,106

Per share data:
Average shares outstanding (000s):
Basic	69,497	71,484	76,219	76,864
Diluted	69,714	71,809	76,648	77,303
Net income per share:
Basic	$0.50	$0.44	$0.54	$0.51
Diluted	$0.50	$0.44	$0.54	$0.51
Dividends per share	$0.33	$0.33	$0.33	$0.33

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 69-70 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the Compensation Committee (the “Committee”) meeting of the Company on February 26, 2018, the Committee approved the extension of the employment contract with Mr. Adams for an additional year until March 31, 2021.

The Committee also approved amendments to the United Bankshares, Inc. Supplemental Executive Retirement Plan Agreements (“SERPs”) with Richard M. Adams, Jr., James J. Consagra, Jr., Mark Tatterson and Craige Smith at its meeting on February 26, 2018 to revise the vesting and non-competition provisions in the SERPs as follows:

•

The SERP benefit will be deemed to be 100% vested and the executive will not be subject to the one- year non-compete restrictions under the SERP following a change of control in the event of (i) an involuntary termination other than for “Cause,” or (ii) any resignation (whether voluntary, with or without Good Reason, upon retirement, etc.).

•

Even if no change of control occurs, the SERP benefit will be deemed to be 100% vested and the executive will not be subject to the one- year non-compete restrictions under the SERP in the event of (i) a voluntary resignation at any time for “Good Reason” or (ii) an involuntary termination of the executive other than for “Cause.”

•	The applicable SERP benefit will be deemed to be 100% vested executive if the executive becomes Disabled.

•	If no change of control has occurred, an executive who resigns without “Good Reason” will remain subject to the applicable vesting schedule and the one year non-compete provisions in the SERP.

•	In all cases, whether or not a change of control has occurred, a termination for “Cause” will result in a forfeiture of the SERP benefit.

•	Provisions in the SERPs which provide for forfeiture due to suicide or misstatement were deleted.

At its meeting on November 10, 2017, the Committee approved amendments to the SERPs with Richard M. Adams, Jr., James J. Consagra, Jr., Mark Tatterson and Craige Smith and the Amended and Restated Change of Control Agreements with Richard M. Adams, Jr. and James C. Consagra, Jr. to amend the definition of disability to comply with the final rules related to disability claims procedures recently issued by the U.S. Department of Labor.

The above amendments are set forth in the following documents, attached hereto as follows: (i) Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. attached hereto as Exhibit 10.6; (ii) Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. attached hereto as Exhibit 10.8; and (iii) Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Craige Smith and Mark Tatterson attached hereto as Exhibit 10.12.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2018 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2017 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2018 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits—See the Exhibits’ Index on page 147 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 151.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.0-13322)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322)

10.1	Fourth Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322)

10.2	Third Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.3	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.4	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated February 28, 2012 and filed February 29, 2012 for United Bankshares, Inc., File No. 0-13322)

10.5	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.6	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (filed herewith)

10.7

Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.8	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (filed herewith)

Exhibit No.	Description

10.9

Employment Agreement with J.  Paul McNamara (incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No.  33-106890 filed July 9, 2003)

10.10

Supplemental Executive Retirement Agreement for Craige Smith (incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322)

10.11

Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated and filed on March 3, 2014 for United Bankshares, Inc., File No. 0-13322)

10.12	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Craige Smith and Mark Tatterson (filed herewith)

10.13

Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 0-13322)

10.14

Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No. 0-13322)

10.15	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (filed herewith)

10.16

Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.17

Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.18	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.19	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 0-13322)

10.20	United Bankshares, Inc. 2011 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 0-13322)

10.21	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 0-13322)

12.1	Statement Re: Computation of Ratios (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

Exhibit No.	Description

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (XBRL) (filed herewith)

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 1, 2018

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2018

/s/ Theodore J. Georgelas	Director	March 1, 2018

/s/ J. Paul McNamara	Director	March 1, 2018

/s/ Michael P. Fitzgerald	Director	March 1, 2018

/s/ Mark R. Nesselroad	Director	March 1, 2018

/s/ Peter A. Converse	Director	March 1, 2018

/s/ P. Clinton Winter	Director	March 1, 2018

/s/ Mary K. Weddle	Director	March 1, 2018

/s/ Robert G. Astorg	Director	March 1, 2018

/s/ Gary G. White	Director	March 1, 2018