Form 10-Q
period 2018-03-31
UNITED BANKSHARES INC/WV
filed 2018-05-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Class - Common Stock, $2.50 Par Value; 105,141,385 shares outstanding as of April 30, 2018.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2018 and December 31, 2017, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2018 and 2017, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2018, the related condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2018	December 31 2017
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$178,071	$196,742
Interest-bearing deposits with other banks	960,308	1,468,636
Federal funds sold	791	789

Total cash and cash equivalents	1,139,170	1,666,167
Securities available for sale at estimated fair value (amortized cost-$2,119,071 at March 31, 2018 and $1,900,684 at December 31, 2017)	2,085,111	1,888,756
Securities held to maturity (estimated fair value-$20,006 at March 31, 2018 and $20,018 at December 31, 2017)	20,405	20,428
Equity securities at estimated fair value	11,160	0
Other investment securities	152,287	162,461
Loans held for sale (at fair value-$192,673 at March 31, 2018 and $263,308 at December 31, 2017)	193,915	265,955
Loans	12,998,435	13,027,337
Less: Unearned income	(14,018)	(15,916)

Loans net of unearned income	12,984,417	13,011,421
Less: Allowance for loan losses	(76,653)	(76,627)

Net loans	12,907,764	12,934,794
Bank premises and equipment	103,009	104,894
Goodwill	1,478,580	1,478,380
Accrued interest receivable	54,815	52,815
Other assets	473,486	484,309

TOTAL ASSETS	$18,619,702	$19,058,959

Liabilities
Deposits:
Noninterest-bearing	$4,344,203	$4,294,687
Interest-bearing	9,301,965	9,535,904

Total deposits	13,646,168	13,830,591
Borrowings:
Federal funds purchased	17,615	16,235
Securities sold under agreements to repurchase	250,771	311,352
Federal Home Loan Bank borrowings	1,060,948	1,271,531
Other long-term borrowings	233,961	242,446
Reserve for lending-related commitments	755	679
Accrued expenses and other liabilities	158,171	145,595

TOTAL LIABILITIES	15,368,389	15,818,429

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,181,868 and 105,069,821 at March 31, 2018 and December 31, 2017, respectively, including 40,698 and 29,173 shares in treasury at March 31, 2018 and December 31, 2017, respectively	262,955	262,675
Surplus	2,130,092	2,129,077
Retained earnings	924,263	891,816
Accumulated other comprehensive loss	(64,553)	(42,025)
Treasury stock, at cost	(1,444)	(1,013)

TOTAL SHAREHOLDERS’ EQUITY	3,251,313	3,240,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,619,702	$19,058,959

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2018	2017
Interest income
Interest and fees on loans	$148,928	$108,942
Interest on federal funds sold and other short-term investments	4,917	2,686
Interest and dividends on securities:
Taxable	11,875	8,011
Tax-exempt	1,465	1,119

Total interest income	167,185	120,758

Interest expense
Interest on deposits	15,657	8,468
Interest on short-term borrowings	421	304
Interest on long-term borrowings	7,064	4,366

Total interest expense	23,142	13,138

Net interest income	144,043	107,620
Provision for loan losses	5,178	5,899

Net interest income after provision for loan losses	138,865	101,721

Other income
Fees from trust services	3,091	3,030
Fees from brokerage services	2,224	1,856
Fees from deposit services	8,230	7,706
Bankcard fees and merchant discounts	1,356	884
Other service charges, commissions, and fees	509	477
Income from bank-owned life insurance	1,254	1,217
Income from mortgage banking activities	14,570	675
Net investment securities (losses) gains	(485)	3,940
Other income	443	361

Total other income	31,192	20,146

Other expense
Employee compensation	40,836	24,033
Employee benefits	9,571	6,903
Net occupancy expense	9,427	6,784
Other real estate owned (OREO) expense	946	1,414
Equipment expense	3,157	1,965
Data processing expense	5,850	4,043
Bankcard processing expense	466	465
FDIC insurance expense	1,848	1,751
Other expense	18,351	15,484

Total other expense	90,452	62,842

Income before income taxes	79,605	59,025
Income taxes	17,899	20,216

Net income	$61,706	$38,809

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2018	2017
Earnings per common share:
Basic	$0.59	$0.48

Diluted	$0.59	$0.48

Dividends per common share	$0.34	$0.33

Average outstanding shares:
Basic	104,859,427	80,902,368
Diluted	105,162,858	81,306,540

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2018	2017
Net income	$61,706	$38,809
Change in net unrealized gain on available-for-sale (AFS) securities, net of tax	(16,773)	3,378
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	1	1
Change in defined benefit pension plan, net of tax	733	695

Comprehensive income, net of tax	$45,667	$42,883

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2018
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	($42,025)	($1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01				136	(136)		0
Reclass due to adopting Accounting Standard Update 2018-02				6,353	(6,353)		0
Comprehensive income:
Net income	0	0	0	61,706	0	0	61,706
Other comprehensive income, net of tax:	0	0	0	0	(16,039)	0	(16,039)

Total comprehensive income, net of tax							45,667
Stock based compensation expense	0	0	968	0	0	0	968
Purchase of treasury stock (10,842 shares)	0	0	0	0	0	(404)	(404)
Cash dividends ($0.34 per share)	0			(35,748)	0	0	(35,748)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (683 shares)	0	0	27	0	0	(27)	0
Common stock options exercised (15,043 shares)	15,043	37	263	0	0	0	300

Balance at March 31, 2018	105,181,868	$262,955	$2,130,092	$924,263	($64,553)	($1,444)	$3,251,313

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended
	March 31
	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$158,484	$64,973

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	1	2,886
Proceeds from sales of securities available for sale	36,850	7,376
Proceeds from maturities and calls of securities available for sale	66,067	91,422
Purchases of securities available for sale	(330,031)	(64,335)
Proceeds from sales of equity securities	159	0
Purchases of equity securities	(181)	0
Proceeds from sales and redemptions of other investment securities	9,046	7,465
Purchases of other investment securities	(3,672)	(6,227)
Purchases of bank premises and equipment	(756)	(1,680)
Proceeds from sales of bank premises and equipment	1	0
Proceeds from the sales of OREO properties	3,433	1,558
Net change in loans	32,091	(70,415)

NET CASH USED IN INVESTING ACTIVITIES	(186,992)	(31,950)

FINANCING ACTIVITIES
Cash dividends paid	(35,713)	(25,311)
Acquisition of treasury stock	(404)	0
Proceeds from exercise of stock options	300	324
Repayment of long-term Federal Home Loan Bank borrowings	(625,000)	(805,176)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	615,000	795,000
Repayment of trust preferred issuance	(9,374)	0
Changes in:
Deposits	(184,097)	265,509
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(259,201)	(30,568)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(498,489)	199,778

(Decrease) Increase in cash and cash equivalents	(526,997)	232,801

Cash and cash equivalents at beginning of year	1,666,167	1,434,527

Cash and cash equivalents at end of period	$1,139,170	$1,667,328

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$527	$951

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2018 and 2017 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2017 has been extracted from the audited financial statements included in United’s 2017 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2017 Annual Report of United on Form 10-K. To conform to the 2018 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

The accompanying consolidated interim financial statements include the accounts of United and its wholly owned subsidiaries. United operates in two business segments: community banking and mortgage banking. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Information is presented in these notes to the unaudited consolidated interim financial statements with dollars expressed in thousands, except per share or unless otherwise noted.

New Accounting Standards

In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2018-03 clarifies that entities that use the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. This election is irrevocable and will apply to all future purchases of identical or similar investments of the same issuer. The amended guidance also clarifies that adjustments made under the measurement alternative should reflect the fair value of the security as of the date that an observable transaction took place rather than the current reporting date. Entities will use the prospective transition approach only for securities they elect to measure using the measurement alternative. ASU No. 2018-03 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. ASU No. 2018-03 did not have a material impact on the Company’s financial condition or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to help organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “Tax Act”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. United adopted ASU No. 2018-02 in the first quarter of 2018 and reclassified $6,353 of stranded income tax effected amounts in AOCI to retained earnings.

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

In July 2017, the FASB issued ASU No. 2017-11, “Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling interests with a Scope Exception.” Part I of this ASU simplifies the accounting for financial instruments that include down round features while the amendments in Part II, which do not have an accounting effect, address the difficulty of navigating the guidance in ASC 480, “Distinguishing Liabilities from Equity”, due to the existence of extensive pending content in the Codification. ASU No. 2017-11 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU No. 2017-11 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 amends ASC 715, “Compensation - Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU 2017-07 was effective for United on January 1, 2018. The adoption of ASU 2017-07 had a slight change in presentation but did not materially impact the Company’s financial condition or results of operations. United used amounts previously disclosed in its Employee Benefits Plan footnote (Note 14) to retrospectively adjust prior period amounts of employee compensation and employee benefits within United’s Consolidated Statements of Income.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will, amongst other things, require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $1,048 for the year of 2017. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases, which has not yet been quantified, with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. ASU 2016-02 is effective for United on January 1, 2019. The Company is currently assessing the impact of the adoption of ASU 2016-02 on the Company’s results of operations, financial position and cash flows. Significant implementation matters being addressed by the Company include gathering, documenting and analyzing all leases to assess the impact on accounting and disclosures, evaluating and implementing a third-party lease accounting software solution, assessing the impact to its internal controls over financial reporting, and documenting the new lease accounting process.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in ASC topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five-step principle-based approach for determining revenue recognition. For United, revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income, gains and losses from securities, income from bank-owned life insurance (BOLI) and income from mortgage banking activities are not impacted by the standard. Based on a review and evaluation of a number of revenue contracts, United’s management determined that ASU 2014-09 impacts certain recurring revenue streams related to noninterest income such as fees from trust and brokerage services. However, based on an assessment of these revenue streams under the standard, management concluded that ASU 2014-09 does not have a material impact on the Company’s financial condition or results of operations. In addition, in the Company’s evaluation of the nature of its contracts with customers, United has determined that further disaggregation of revenue from contracts with customers into more granular categories beyond those presented in the Consolidated Statements of Income was not necessary. ASU 2014-09 was adopted by United on January 1, 2018 using the modified-retrospective transition method. No cumulative effect adjustment was made to the opening balance of retained earnings because the amount was considered immaterial. The impact of ASU 2014-09 for the first three months of 2018 were also immaterial to United’s consolidated financial position, results of operations, shareholders’ equity, cash flows and disclosures.

Descriptions of our revenue-generating activities that are within the scope of ASC topic 606, which are presented in our Consolidated Statements of Income as components of Other Income are discussed below. There are no significant judgements relating to the amount and timing of revenue recognition for those revenue streams under the scope of ASC topic 606.

Fees from Trust Services

Revenue from trust services primarily is comprised of fees earned from the management and administration of trusts and other customer assets. Trust services include custody of assets, investment management, escrow services, and similar fiduciary activities. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts.

Fees from Brokerage Services

Revenue from brokerage services are recorded as the income is earned at the time the related service is performed. In return for such services, the Company charges a commission for the sales of various securities products primarily consisting of investment company shares, annuity products, and corporate debt and equity securities, for its selling and administrative efforts. For account supervision, advisory, and administrative services, revenue is recognized over a period of time as earned based on customer account balances and activity.

Fees from Deposit Services

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, ATM activity fees, debit card fees, and other deposit account related fees. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (ATM or debit card activity).

Bankcard Fees and Merchant Discounts

Bankcard fees and merchant discounts are primarily comprised of credit card income and merchant services income. Credit card income is primarily comprised of interchange fees earned whenever the Company’s credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their credit card transactions. The Company’s performance obligation for bankcard fees and exchange are largely satisfied, and related revenue recognized at the time services are rendered. Payment is typically received immediately or in the following month.

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

The aggregate purchase price was approximately $975,254, including common stock valued at $972,499, stock options assumed valued at $2,741, and cash paid for fractional shares of $14. The number of shares issued in the transaction was 23,690,589, which were valued based on the closing market price of $41.05 for United’s common shares on April 21, 2017. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the George Mason trade name intangible of $613,486, $28,724 and $1,080, respectively. The core deposit intangibles are expected to be amortized over ten years. The George Mason trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the George Mason trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Cardinal acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Cardinal. As a result of the merger, United recorded preliminary fair value discounts of $144,434 on the loans acquired, $2,281 on leases and $8,738 on trust preferred issuances, respectively, and premiums of $4,408 on land acquired, $5,072 on interest-bearing deposits and $10,740 on long-term FHLB advances, respectively. The remaining discount and premium amounts are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition except for loans and land. The discount on loans will be accreted into income based on the effective yield method. The premium on land will not be amortized. At March 31, 2018, the discounts on leases and trust preferred issuances had an average estimated remaining life of 5.5 years and 16.47 years, respectively, and the premiums on the interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 4.5 years and 4.31 years, respectively. United assumed approximately $1,825 of liabilities to provide severance benefits to terminated employees of Cardinal, which has no remaining balance as of March 31, 2018. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill are preliminary as of March 31, 2018 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.

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

The consideration paid for Cardinal’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Cardinal Acquisition Date were as follows:

Purchase price:
Value of common shares issued (23,690,589 shares)	$972,499
Fair value of stock options assumed	2,741
Cash for fractional shares	14

Total purchase price	975,254

Identifiable assets:
Cash and cash equivalents	44,545
Investment securities	395,829
Loans held for sale	271,301
Loans	3,168,599
Premises and equipment	24,208
Core deposit intangibles	28,724
George Mason trade name intangible	1,080
Other assets	135,383

Total identifiable assets	$4,069,669
Identifiable liabilities:
Deposits	$3,349,812
Short-term borrowings	96,215
Long-term borrowings	220,119
Unfavorable lease liability	2,281
Other liabilities	39,474

Total identifiable liabilities	3,707,901

Preliminary fair value of net assets acquired including identifiable intangible assets	361,768

Preliminary resulting goodwill	$613,486

The operating results of United for the three months ended March 31, 2018 include operating results of acquired assets and assumed liabilities subsequent to the Cardinal Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Cardinal, provided $340,632 in total revenues, which represents net interest income plus other income, and $157,852 in net income from the period from the Cardinal Acquisition Date to March 31, 2018. Cardinal’s results of operations prior to the Cardinal Acquisition Date are not included in United’s consolidated financial statements.

The following table presents certain unaudited pro forma information for the results of operations for the three months ended March 31, 2017, as if the Cardinal merger had occurred on January 1, 2017. These results combine the historical results of Cardinal into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Cardinal’s provision for credit losses for the three months ended March 31, 2017 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2017. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Three Months Ended March 31, 2017
Total Revenues (1)	$191,052
Net Income	54,710

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES

Securities Available for Sale

Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	March 31, 2018
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$163,718	$237	$849	$163,106	$0
State and political subdivisions	297,481	1,300	5,069	293,712	0
Residential mortgage-backed securities
Agency	934,557	993	20,003	915,547	0
Non-agency	4,665	501	0	5,166	86
Commercial mortgage-backed securities
Agency	485,851	281	9,353	476,779	0
Asset-backed securities	146,774	285	475	146,584	0
Trust preferred collateralized debt obligations	9,192	0	1,128	8,064	2,586
Single issue trust preferred securities	13,433	327	614	13,146	0
Other corporate securities	63,400	337	730	63,007	0

Total	$2,119,071	$4,261	$38,221	$2,085,111	$2,672

	December 31, 2017
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,735	$385	$362	$114,758	$0
State and political subdivisions	303,101	3,197	2,429	303,869	0
Residential mortgage-backed securities
Agency	821,857	2,096	9,360	814,593	0
Non-agency	4,969	543	0	5,512	86
Commercial mortgage-backed securities
Agency	457,107	1,059	3,309	454,857	0
Asset-backed securities	109,829	148	7	109,970	0
Trust preferred collateralized debt obligations	37,856	542	4,129	34,269	20,770
Single issue trust preferred securities	13,417	368	1,225	12,560	0
Other corporate securities	28,101	407	18	28,490	0
Marketable equity securities	9,712	179	13	9,878	0

Total	$1,900,684	$8,924	$20,852	$1,888,756	$20,856

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2018 and December 31, 2017.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
March 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,919	$722	$22,751	$127
State and political subdivisions	137,221	1,584	55,674	3,485
Residential mortgage-backed securities
Agency	682,082	13,128	172,052	6,875
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	391,087	7,961	60,595	1,392
Asset-backed securities	56,833	475	0	0
Trust preferred collateralized debt obligations	0	0	5,049	1,128
Single issue trust preferred securities	0	0	5,100	614
Other corporate securities	41,634	730	0	0

Total	$1,374,776	$24,600	$321,221	$13,621

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,678	$230	$22,920	$132
State and political subdivisions	82,896	566	59,432	1,863
Residential mortgage-backed securities
Agency	460,414	4,621	182,482	4,739
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	282,858	2,386	70,763	923
Asset-backed securities	27,931	7	0	0
Trust preferred collateralized debt obligations	0	0	28,629	4,129
Single issue trust preferred securities	0	0	4,485	1,225
Other corporate securities	6,975	18	0	0
Marketable equity securities	0	0	363	13

Total	$897,752	$7,828	$369,074	$13,024

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

	Three Months Ended March 31
	2018	2017
Proceeds from sales and calls	$99,703	$98,798
Gross realized gains	1,163	214
Gross realized losses	1,312	0

At March 31, 2018, gross unrealized losses on available for sale securities were $38,221 on 635 securities of a total portfolio of 870 available for sale securities. Securities in an unrealized loss position at March 31, 2018 consisted primarily of trust preferred collateralized debt obligations (Trup Cdos), single issue trust preferred securities, state and political subdivision securities, and agency commercial and residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate to securities of financial institutions. The state and political subdivisions securities relate to securities issued by various municipalities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $297,481 at March 31, 2018. As of March 31, 2018, approximately 77% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of March 31, 2018. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at March 31, 2018.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,420,408 at March 31, 2018. Of the $1,420,408 amount, $485,851 was related to agency commercial mortgage-backed securities and $934,557 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2018.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $4,665 at March 31, 2018. Of the $4,665 amount, $473 thousand was rated above investment grade and $4,192 was rated below investment grade. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2018.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2018, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired. All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2018 consisted of $7,719 in investment grade bonds and $5,714 in unrated bonds. The investment grade bonds were rated either Baa3 or BBB-. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of March 31, 2018.

Trust preferred collateralized debt obligations (Trup Cdos)

The total amortized cost balance of United’s Trup Cdo portfolio was $9,192 as of March 31, 2018. Compared to the prior quarter, the total amortized cost balance declined by $28,664 due mainly to the sale of seven securities totaling $25,315, and the redemption of one security at par in the amount of $3,300. Of the remaining $9,192, one additional security totaling $3,016 was redeemed at par on April 3, 2018.

For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of March 31, 2018, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2018 is other-than-temporarily impaired.

Corporate securities

As of March 31, 2018, United’s Corporate securities portfolio had a total amortized cost balance of $63,400. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $63,400, 67% was investment grade rated and 33% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no corporate securities were other-than-temporarily impaired at March 31, 2018.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended March 31
	2018	2017
Balance of cumulative credit losses at beginning of period	$18,060	$22,162
Additions for credit losses recognized in earnings during the period:
Additional credit losses on securities for which OTTI was previously recognized	0	0
Reductions for securities sold or paid off during the period	(14,861)	0

Balance of cumulative credit losses at end of period	$3,199	$22,162

The amortized cost and estimated fair value of securities available for sale at March 31, 2018 and December 31, 2017 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$52,863	$52,753	$50,311	$50,212
Due after one year through five years	476,361	471,410	386,039	384,585
Due after five years through ten years	445,861	436,757	400,129	398,208
Due after ten years	1,143,986	1,124,191	1,054,493	1,045,873
Marketable equity securities	0	0	9,712	9,878

Total	$2,119,071	$2,085,111	$1,900,684	$1,888,756

Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,160	$241	$0	$5,401
State and political subdivisions	5,797	9	0	5,806
Residential mortgage-backed securities
Agency	23	3	0	26
Single issue trust preferred securities	9,405	0	652	8,753
Other corporate securities	20	0	0	20

Total	$20,405	$253	$652	$20,006

	December 31, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,187	$308	$0	$5,495
State and political subdivisions	5,797	10	0	5,807
Residential mortgage-backed securities
Agency	23	3	0	26
Single issue trust preferred securities	9,401	0	731	8,670
Other corporate securities	20	0	0	20

Total	$20,428	$321	$731	$20,018

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of March 31, 2018, the Company’s largest held-to-maturity single-issue trust preferred exposure was to SunTrust Bank ($7,428). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,428) and Royal Bank of Scotland ($976).

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2018 and 2017.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	9,318	9,566	9,344	9,660
Due after five years through ten years	8,091	7,618	5,663	5,343
Due after ten years	2,996	2,822	5,421	5,015

Total	$20,405	$20,006	$20,428	$20,018

Equity securities at fair value

Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $11,160 at March 31, 2018. Prior to March 31, 2018 and the adoption of ASU 2016-01, equity securities were included in available for sale securities.

Three Months Ended March 31, 2018
Net gains (losses) recognized during the period	$(36)
Net gains (losses) recognized during the period on equity securities sold	2
Unrealized gains recognized during the period on equity securities still held at period end	39
Unrealized losses recognized during the period on equity securities still held at period end	77

Other investment securities

During the first quarter of 2018, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2018 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was one security that experienced an adverse event during the first quarter. Total impairment of $300 was recognized on this security. With the exception of this one security, there were no other events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of its cost method securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,612,649 and $1,403,565 at March 31, 2018 and December 31, 2017, respectively.

4. LOANS

Major classes of loans are as follows:

	March 31, 2018	December 31, 2017
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,366,980	$1,361,629
Nonowner-occupied commercial real estate	4,426,776	4,451,298
Other commercial loans	1,952,322	1,998,979

Total commercial, financial & agricultural	7,746,078	7,811,906
Residential real estate	3,065,990	2,996,171
Construction & land development	1,433,125	1,504,907
Consumer:
Bankcard	9,372	10,314
Other consumer	743,870	704,039

Total gross loans	$12,998,435	$13,027,337

The table above does not include loans held for sale of $193,915 and $265,955 at March 31, 2018 and December 31, 2017, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $189,675 or 1.46% of total gross loans at March 31, 2018 and $210,521 or 1.62% of total gross loans at December 31, 2017. The contractual principal in these acquired impaired loans was $253,827 and $285,964 at March 31, 2018 and December 31, 2017, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first three months of 2018 follows:

Accretable yield at the beginning of the period	$39,098
Accretion (including cash recoveries)	(4,053)
Additions	0
Net reclassifications to accretable from non-accretable	4,493
Disposals (including maturities, foreclosures, and charge-offs)	(1,948)

Accretable yield at the end of the period	$37,590

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $35,777 and $36,360 at March 31, 2018 and December 31, 2017, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2018, United had TDRs of $48,271 as compared to $50,129 as of December 31, 2017. Of the $48,271 aggregate balance of TDRs at March 31, 2018, $33,592 was on nonaccrual and $85 were 30 to 89 days past due. Of the $50,129 aggregate balance of TDRs at December 31, 2017, $30,868 was on nonaccrual, $95 were 90 days or more past due and $1,254 were 30 to 89 days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of March 31, 2018, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2018, United had restructured loans in the amount of $1,760 that were modified by a reduction in the interest rate, $1,891 that were modified by a combination of a reduction in the interest rate and the principal and $44,620 that were modified by a change in terms.

A loan acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

No loans were restructured during the first quarter of 2018. The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2017, segregated by class of loans.

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2017
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	4	2,752	2,741
Residential real estate	0	0	0
Construction & land development	1	1,456	1,450
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	5	$4,208	$4,191

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

No loans restructured during the twelve-month periods ended March 31, 2018 and 2017 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2018 and 2017.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2018

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$13,303	$18,862	$32,165	$1,334,815	$1,366,980	$847
Nonowner-occupied	7,248	19,294	26,542	4,400,234	4,426,776	139
Other commercial	35,269	59,412	94,681	1,857,641	1,952,322	962
Residential real estate	30,344	25,641	55,985	3,010,005	3,065,990	6,027
Construction & land development	3,138	18,403	21,541	1,411,584	1,433,125	152
Consumer:
Bankcard	185	121	306	9,066	9,372	121
Other consumer	6,417	1,196	7,613	736,257	743,870	917

Total	$95,904	$142,929	$238,833	$12,759,602	$12,998,435	$9,165

(1)	Other includes loans with a recorded investment of $189,675 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2017

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,968	$13,663	$21,631	$1,339,998	$1,361,629	$458
Nonowner-occupied	10,398	20,448	30,846	4,420,452	4,451,298	634
Other commercial	11,533	68,476	80,009	1,918,970	1,998,979	940
Residential real estate	35,300	28,637	63,937	2,932,234	2,996,171	6,519
Construction & land development	1,615	17,190	18,805	1,486,102	1,504,907	385
Consumer:
Bankcard	449	186	635	9,679	10,314	186
Other consumer	9,288	968	10,256	693,783	704,039	775

Total	$76,551	$149,568	$226,119	$12,801,218	$13,027,337	$9,897

(1)	Other includes loans with a recorded investment of $210,521 acquired and accounted for under ASC topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2018	December 31, 2017
Commercial real estate:
Owner-occupied	$18,015	$13,205
Nonowner-occupied	19,155	19,814
Other commercial	58,450	67,536
Residential real estate	19,614	22,118
Construction & land development	18,251	16,805
Consumer:
Bankcard	0	0
Other consumer	279	193

Total	$133,764	$139,671

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2018
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,291,287	$4,250,743	$1,820,513	$1,349,638
Special mention	14,448	72,997	51,165	3,779
Substandard	61,245	103,036	77,848	79,708
Doubtful	0	0	2,796	0

Total	$1,366,980	$4,426,776	$1,952,322	$1,433,125

As of December 31, 2017
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,276,088	$4,312,985	$1,848,868	$1,413,706
Special mention	20,165	57,618	55,564	5,196
Substandard	65,376	80,695	90,625	86,005
Doubtful	0	0	3,922	0

Total	$1,361,629	$4,451,298	$1,998,979	$1,504,907

Credit Quality Indicators

Consumer Credit Exposure

As of March 31, 2018
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,011,824	$9,066	$736,184
Special mention	20,738	185	6,460
Substandard	33,428	121	1,226
Doubtful	0	0	0

Total	$3,065,990	$9,372	$743,870

As of December 31, 2017
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,945,266	$9,679	$693,727
Special mention	18,025	449	9,334
Substandard	32,880	186	978
Doubtful	0	0	0

Total	$2,996,171	$10,314	$704,039

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$75,776	$75,941	$0	$78,117	$78,419	$0
Nonowner-occupied	117,589	117,648	0	134,136	134,195	0
Other commercial	52,394	54,953	0	46,993	49,552	0
Residential real estate	24,125	24,787	0	26,751	28,202	0
Construction & land development	48,320	53,084	0	52,279	59,691	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	42	42	0	15	15	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,873	$5,873	$1,075	$9,132	$9,132	$2,251
Nonowner-occupied	8,543	8,543	1,471	7,797	7,797	1,592
Other commercial	48,082	55,905	16,180	60,512	70,396	16,721
Residential real estate	11,887	13,438	1,742	9,813	10,418	1,552
Construction & land development	2,015	4,664	217	1,383	1,383	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$81,649	$81,814	$1,075	$87,249	$87,551	$2,251
Nonowner-occupied	126,132	126,191	1,471	141,933	141,992	1,592
Other commercial	100,476	110,858	16,180	107,505	119,948	16,721
Residential real estate	36,012	38,225	1,742	36,564	38,620	1,552
Construction & land development	50,335	57,748	217	53,662	61,074	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	42	42	0	15	15	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$76,947	$377	$55,857	$421
Nonowner-occupied	125,863	120	82,528	117
Other commercial	49,693	206	49,286	220
Residential real estate	25,437	83	21,814	41
Construction & land development	50,300	103	35,949	76
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	36	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$7,502	$25	$7,663	$137
Nonowner-occupied	8,170	59	16,096	83
Other commercial	54,297	19	58,824	370
Residential real estate	10,850	0	13,113	8
Construction & land development	1,699	20	4,161	21
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$84,449	$402	$63,520	$558
Nonowner-occupied	134,033	179	98,624	200
Other commercial	103,990	225	108,110	590
Residential real estate	36,287	83	34,927	49
Construction & land development	51,999	123	40,110	97
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	36	0

At March 31, 2018 and December 31, 2017, other real estate owned (“OREO”)  included in other assets in the Consolidated Balance Sheets was $22,778 and $24,348, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $377 and $873, respectively.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three months ended March 31, 2018 and 2017, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $1,279 and $367, respectively.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $755 and $679 at March 31, 2018 and December 31, 2017, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2018

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	1,015	0	2,868	910	460	605	0	5,858
Recoveries	55	136	106	264	2	143	0	706
Provision	(722)	269	4,490	972	(300)	372	97	5,178

Ending balance	$3,719	$6,774	$46,917	$10,253	$6,429	$2,391	$170	$76,653

Ending Balance: individually evaluated for impairment	$1,075	$1,471	$16,180	$1,742	$217	$0	$0	$20,685
Ending Balance: collectively evaluated for impairment	$2,644	$5,303	$30,737	$8,511	$6,212	$2,391	$170	$55,968
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,366,980	$4,426,776	$1,952,322	$3,065,990	$1,433,125	$753,242	$0	$12,998,435
Ending Balance: individually evaluated for impairment	$33,438	$22,868	$71,478	$13,856	$16,909	$0	$0	$158,549
Ending Balance: collectively evaluated for impairment	$1,301,725	$4,310,587	$1,853,603	$3,039,123	$1,391,948	$753,225	$0	$12,650,211
Ending Balance: loans acquired with deteriorated credit quality	$31,817	$93,321	$27,241	$13,011	$24,268	$17	$0	$189,675

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2017

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	2,246	296	21,189	2,973	3,337	2,822	0	32,863
Recoveries	2,599	244	3,395	601	726	748	0	8,313
Provision	(225)	(462)	29,896	(1,471)	(808)	1,750	(274)	28,406

Ending balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627

Ending Balance: individually evaluated for impairment	$2,251	$1,592	$16,721	$1,552	$229	$0	$0	$22,345
Ending Balance: collectively evaluated for impairment	$3,150	$4,777	$28,468	$8,375	$6,958	$2,481	$73	$54,282
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,361,629	$4,451,298	$1,998,979	$2,996,171	$1,504,907	$714,353	$0	$13,027,337
Ending Balance: individually evaluated for impairment	$36,721	$21,851	$78,715	$14,316	$16,921	$0	$0	$168,524
Ending Balance: collectively evaluated for impairment	$1,291,379	$4,320,997	$1,892,706	$2,967,666	$1,461,206	$714,338	$0	$12,648,292
Ending Balance: loans acquired with deteriorated credit quality	$33,529	$108,450	$27,558	$14,189	$26,780	$15	$0	$210,521

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2018
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($56,463)	$0	($0)	$98,359	($56,463)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,473,265		$5,315		$1,478,580

	December 31, 2017
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($54,453)	$0	$0	$98,359	($54,453)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,473,265		$5,115		$1,478,380

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2017	$1,473,265	$5,115	$1,478,380
Preliminary addition to goodwill from Cardinal acquisition	0	200	200

Goodwill at March 31, 2018	$1,473,265	$5,315	$1,478,580

United incurred amortization expense of $2,010 and $1,048 for the quarters ended March 31, 2018 and 2017, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2017:

Year	Amount
2018	$8,039
2019	7,016
2020	6,309
2021	5,369
2022 and thereafter	17,173

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2018, federal funds purchased were $17,615 while total securities sold under agreements to repurchase (REPOs) were $250,771. Included in the $250,771 of total REPOs is a wholesale REPOs of $50,000, assumed in the Virginia Commerce merger. This wholesale REPO is scheduled to mature in May of 2018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2018, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2018, United had an unused borrowing amount of approximately $4,213,640 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2018, $1,060,948 of FHLB advances with a weighted-average interest rate of 1.84% are scheduled to mature within the next seven years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2018	$746,863
2019	187,516
2020	42,013
2021	52,693
2022 and thereafter	31,863

Total	$1,060,948

At March 31, 2018, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2018 and December 31, 2017, the outstanding balance of the Debentures was $233,961 and $242,446, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $4,001,212 and $4,224,719 of loan commitments outstanding as of March 31, 2018 and December 31, 2017, respectively, the majority of which contractually expire within one year. Included in the March 31, 2018 amount are commitments to extend credit of $400,836 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2018 and December 31, 2017, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $142,532 and $147,017 as of March 31, 2018 and December 31, 2017, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $516 as of March 31, 2018.

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

United accounts for its derivative financial instruments in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification (ASC topic 815). The Derivatives and Hedging topic require all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2018 and December 31, 2017.

	Asset Derivatives
	March 31, 2018			December 31, 2017
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$88,679	$2,514	Other assets	$71,831	$538

Total derivatives designated as hedging instruments		$88,679	$2,514		$71,831	$538

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$15,712	$73	Other assets	$31,024	$2
Interest rate lock commitments	Other assets	195,330	5,610	Other assets	148,866	4,559

Total derivatives not designated as hedging instruments		$211,042	$5,683		$179,890	$4,561

Total asset derivatives		$299,721	$8,197		$251,721	$5,099

	Liability Derivatives
	March 31, 2018			December 31, 2017
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$18,795	$165

Total derivatives designated as hedging instruments		$0	$0		$18,795	$165

Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$258,000	$762	Other liabilities	$236,500	$312
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$258,000	$762		$236,500	$312

Total liability derivatives		$258,000	$762		$255,295	$477

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2018	March 31, 2017
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(42)	$(158)

Total derivatives in hedging relationships		$(42)	$(158)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$73	$0
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(450)	0
Interest rate lock commitments	Income from Mortgage Banking Activities	(1,269)	0

Total derivatives not designated as hedging instruments		$(1,646)	$0

Total derivatives		$(1,688)	$(158)

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

Securities available for sale and equity securities: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2.

Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2018, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2018. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. The Fair Value Measurements and Disclosures topic assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, United feels that the fair values obtained from its third party vendor reflect forced liquidation or distressed sales for these Trup Cdos due to decreased volume and trading activity. Additionally, management held discussions with institutional traders to identify trends in the number and type of transactions related to the Trup Cdos sector. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the valuation technique used by United’s third party vendor. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest

Loans held for sale: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.19% to 0.68% with a weighted average increase of 0.36%.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.19% to 0.68% with a weighted average increase of 0.36%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2018 Using
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$163,106	$0	$163,106	$0
State and political subdivisions	293,712	0	293,712	0
Residential mortgage-backed securities

		Fair Value at March 31, 2018 Using
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency	915,547	0	915,547	0
Non-agency	5,166	0	5,166	0
Commercial mortgage-backed securities
Agency	476,779	0	476,779	0
Asset-backed securities	146,584	0	146,584	0
Trust preferred collateralized debt obligations	8,064	0	0	8,064
Single issue trust preferred securities	13,146	0	13,146	0
Other corporate securities	63,007	7,036	55,971	0

Total available for sale securities	2,085,111	7,036	2,070,011	8,064
Equity securities:
Financial services industry	485	485	0	0
Equity mutual funds (1)	6,007	6,007	0	0
Other equity securities	4,668	4,668	0	0

Total equity securities	11,160	11,160	0	0

Loans held for sale	192,673	0	0	192,673
Derivative financial assets:
Interest rate swap contracts	2,514	0	2,514	0
Forward sales commitments	73	0	73	0
Interest rate lock commitments	5,610	0	0	5,610

Total derivative financial assets	8,197	0	2,587	5,610
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	762	0	762	0

Total derivative financial liabilities	762	0	762	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,758	$0	$114,758	$0
State and political subdivisions	303,869	0	303,869	0
Residential mortgage-backed securities
Agency	814,593	0	814,593	0
Non-agency	5,512	0	5,512	0
Commercial mortgage-backed securities
Agency	454,857	0	454,857	0
Asset-backed securities	109,970	0	109,970	0
Trust preferred collateralized debt obligations	34,269	0	0	34,269

		Fair Value at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Single issue trust preferred securities	12,560	0	12,560	0
Other corporate securities	28,490	0	28,490	0

Total available for sale debt securities	1,878,878	0	1,844,609	34,269
Available for sale equity securities:
Financial services industry	3,545	331	3,214	0
Equity mutual funds (1)	6,332	6,332	0	0
Other equity securities	1	1	0	0

Total available for sale equity securities	9,878	6,664	3,214	0

Total available for sale securities	1,888,756	6,664	1,847,823	34,269
Loans held for sale	263,308	0	0	263,308
Derivative financial assets:
Interest rate swap contracts	538	0	538	0
Interest rate lock commitments	4,561	0	2	4,559

Total derivative financial assets	5,099	0	540	4,559
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	165	0	165	0
TBA mortgage-backed securities	312	0	312	0

Total derivative financial liabilities	477	0	477	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2018 and the year ended December 31, 2017.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2018 and December 31, 2017 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2018	December 31, 2017
Balance, beginning of period	$34,269	$33,552
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	28	9
Included in other comprehensive income	217	8,757
Purchases, issuances, and settlements	0	0
Sales	(26,450)	(8,049)
Transfers in and/or out of Level 3	0	0

Balance, end of period	$8,064	$34,269

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	March 31, 2018	December 31, 2017
Balance, beginning of period	$263,308	$0
Acquired in Cardinal merger	0	271,301
Originations	573,732	2,333,927
Sales	(631,834)	(2,408,945)
Total gains or losses during the period recognized in earnings	14,883	58,132
Transfers in and/or out of Level 3	(27,416)	8,893

Balance, end of period	$192,673	$263,308

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2018	December 31, 2017
Balance, beginning of period	$4,559	$0
Acquired in Cardinal merger	0	10,393
Transfers other	1,051	(5,834)

Balance, end of period	$5,610	$4,559

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Assets
Loans held for sale
Income from mortgage banking activities	$(1,719)	$0

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2018			December 31, 2017
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$188,998	$192,673	$3,675	$257,674	$263,308	$5,634

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2018. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first three months of 2018 and 2017.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2018
Description	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$1,242	$0	$1,242	$0	$0
Impaired Loans	76,400	0	56,632	19,768	1,376
OREO	22,778	0	22,702	76	585

		Carrying value at December 31, 2017
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,647	$0	$2,647	$0	$14
Impaired Loans	88,637	0	70,950	17,687	12,291
OREO	24,348	0	24,151	197	4,200

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

Loans: For March 31, 2018, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, the fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans were based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) were estimated using discounted cash flow analyses, using market interest rates being offered at that time for loans with similar terms to borrowers of similar creditworthiness, which included adjustments for liquidity concerns. For acquired impaired loans, fair value was assumed to equal United’s carrying value, which represented the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Loan Losses recorded for these loans.

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments, including those measured at amortized cost on the balance sheet, are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Cash and cash equivalents	$1,139,170	$1,139,170	$0	$1,139,170	$0
Securities available for sale	2,085,111	2,085,111	7,036	2,070,011	8,064
Securities held to maturity	20,405	20,006	0	16,986	3,020
Equity securities	11,160	11,160	11,160	0	0
Other securities	152,287	144,673	0	0	144,673
Loans held for sale	193,915	193,915	0	1,242	192,673
Loans	12,907,764	12,207,257	0	0	12,207,257
Derivative financial assets	8,197	8,197	0	2,587	5,610
Deposits	13,646,168	13,611,626	0	13,611,626	0
Short-term borrowings	218,386	218,386	0	218,386	0
Long-term borrowings	1,344,909	1,317,352	0	1,317,352	0
Derivative financial liabilities	762	762	0	762	0
December 31, 2017
Cash and cash equivalents	$1,666,167	$1,666,167	$0	$1,666,167	$0
Securities available for sale	1,888,756	1,888,756	6,664	1,847,823	34,269
Securities held to maturity	20,428	20,018	0	16,998	3,020
Other securities	162,461	154,338	0	0	154,338
Loans held for sale	265,955	265,955	0	2,647	263,308
Loans	12,934,794	12,437,797	0	0	12,437,797
Derivative financial assets	5,099	5,099	0	540	4,559
Deposits	13,830,591	14,024,720	0	14,024,720	0
Short-term borrowings	477,587	477,587	0	477,587	0
Long-term borrowings	1,363,977	1,338,754	0	1,338,754	0
Derivative financial liabilities	477	477	0	477	0

13. STOCK BASED COMPENSATION

On May 18, 2016, United’s shareholders approved the 2016 Long-Term Incentive Plan (2016 LTI Plan). The 2016 LTI Plan became effective as of May 18, 2016. An award granted under the 2016 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2016 LTI Plan is 1,700,000. The 2016 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the Board). Unless otherwise determined by the Board, the Compensation Committee of the Board (the Committee) shall administer the 2016 LTI Plan. Any and all shares may be issued in respect of any of the types of Awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is 500,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,200,000. The shares to be offered under the 2016 LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee director during any calendar year is 10,000. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 5,000 shares to any individual non-employee director. Subject to certain change in control provisions, the 2016 LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form S-8 was filed on July 29, 2016 with the Securities and Exchange Commission to register all the shares which were available for the 2016 LTI Plan. During the first three months of 2018, a total of 276,192 non-qualified stock options and 97,004 shares of restricted stock were granted under the 2016 LTI Plan.

Compensation expense of $968 and $682 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2018 and 2017, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2018, and the changes during the first three months of 2018 are presented below:

	Three Months Ended March 31, 2018
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2018	1,558,438			$31.09
Granted	276,192			37.60
Exercised	(15,043)			19.97
Forfeited or expired	(2,438)			39.16

Outstanding at March 31, 2018	1,817,149	$9,046,231	6.3	$32.16

Exercisable at March 31, 2018	1,222,889	$9,027,432	4.9	$28.57

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2018	507,871	$7.89
Granted	276,192	7.56
Vested	(187,365)	7.52
Forfeited or expired	(2,438)	7.75

Nonvested at March 31, 2018	594,260	$7.85

During the three months ended March 31, 2018 and 2017, 15,043 and 22,523 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2018 and 2017 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2018 and 2017 was $246 and $452 respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	170,496	$40.05
Granted	97,004	37.60
Vested	(62,285)	37.59
Forfeited	(683)	39.15

Outstanding at March 31, 2018	204,532	$39.64

14. EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering a majority of all employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the first quarter of 2018, United made a discretionary contribution of $7,000 to the Plan.

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

Included in accumulated other comprehensive income at December 31, 2017 are unrecognized actuarial losses of $56,222 ($35,420 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2018 is $4,653 ($2,932 net of tax).

Net periodic pension cost for the three months ended March 31, 2018 and 2017 included the following components:

	Three Months Ended March 31
	2018	2017
Service cost	$658	$562
Interest cost	1,295	1,265
Expected return on plan assets	(2,522)	(2,027)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,149	1,087
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$580	$887

Weighted-Average Assumptions:
Discount rate	3.83%	4.49%
Expected return on assets	7.00%	7.00%
Rate of compensation increase (prior to age 45)	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2018 and 2017, the total amount of accrued interest related to uncertain tax positions was $695 and $589, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2014, 2015 and 2016 and certain State Taxing authorities for the years ended December 31, 2014 through 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% effective January 1, 2018 and made numerous other tax law changes. U.S. generally accepted accounting principles (GAAP) requires companies to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, United was required to remeasure deferred tax assets and liabilities at the new tax rate and as a result, recorded deferred tax expense of $37,732 in the fourth quarter of 2017. Reasonable estimates were made based on the Company’s analysis of the Tax Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained as provided for under Staff Accounting Bulletin (“SAB 118”). Additional information that may affect our provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of United’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Act. Management continues to evaluate other potential impacts of the Tax Act. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of March 31, 2018.

United’s effective tax rate was 22.48% for the first quarter of 2018 and 34.25% for the first quarter of 2017. The lower effective tax rate for the first quarter of 2018 was due mainly to the Tax Act.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31
	2018	2017
Net Income	$61,706	$38,809
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(44)
Related income tax effect	0	16
Less : OTTI charges recognized in net income	0	44
Related income tax benefit	0	(16)
Reclassification of previous noncredit OTTI to credit OTTI	0	0
Related income tax benefit	0	0

Net unrealized gain (loss) on AFS securities with OTTI	0	0
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(22,017)	5,576
Related income tax effect	5,130	(2,063)
Net reclassification adjustment for losses (gains) included in net income	149	(214)
Related income tax (benefit) expense	(35)	79

	(16,773)	3,378

Net effect of AFS securities on other comprehensive income	(16,773)	3,378
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2
Related income tax expense	(1)	(1)

Net effect of HTM securities on other comprehensive income	1	1
Pension plan:
Recognized net actuarial loss	1,149	1,087
Related income tax benefit	(416)	(392)

Net effect of change in pension plan asset on other comprehensive income	733	695

Total change in other comprehensive income	(16,039)	4,074

Total Comprehensive Income	$45,667	$42,883

The components of accumulated other comprehensive income for the three months ended March 31, 2018 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Three Months Ended March 31, 2018

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2018	($6,204)	($46)	($35,775)	($42,025)
Cumulative effect of adopting Accounting Standard Update 2016-01	(136)			(136)
Reclass due to adopting Accounting Standard Update 2018-02	(1,632)		(4,721)	(6,353)
Other comprehensive income before reclassification	(16,887)	1	0	(16,886)
Amounts reclassified from accumulated other comprehensive income	114	0	733	847

Net current-period other comprehensive income, net of tax	(16,773)	1	733	(16,039)

Balance at March 31, 2018	($24,745)	($45)	($39,763)	($64,553)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2018

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Net investment securities (losses) gains
Net reclassification adjustment for losses (gains) included in net income	149	Net investment securities (losses) gains

	149	Total before tax
Related income tax effect	(35)	Tax expense

	114	Net of tax
Pension plan:
Recognized net actuarial loss	1,149 (a)

	1,149	Total before tax
Related income tax effect	(416)	Tax expense

	733	Net of tax

Total reclassifications for the period	$847

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2018	2017
Distributed earnings allocated to common stock	$35,679	$26,722
Undistributed earnings allocated to common stock	25,919	12,014

Net earnings allocated to common shareholders	$61,598	$38,736

	Three Months Ended
	March 31
	2018	2017
Average common shares outstanding	104,859,427	80,902,368
Common stock equivalents	303,431	404,172

Average diluted shares outstanding	105,162,858	81,306,540

Earnings per basic common share	$0.59	$0.48
Earnings per diluted common share	$0.59	$0.48

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

United currently sponsors fourteen statutory business trusts that were created for the purpose of raising funds that originally qualified for Tier I regulatory capital. As previously discussed, with the acquisition of Cardinal, these trusts now are considered Tier II regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

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

United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial, however; these partnerships are not consolidated as United is not deemed to be the primary beneficiary.

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2018			As of December 31, 2017
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,527	$248,700	$8,827	$266,669	$257,674	$8,995

(1)	Represents investment in VIEs.

19. SEGMENT INFORMATION

As a result of the Cardinal acquisition in April 2017, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2018 and 2017 is as follows:

	At and For the Three Months Ended March 31, 2018
	Community Banking	Mortgage Banking	Other	Consolidated
Net interest income	$146,261	$376	$(2,594)	$144,043
Provision for loans losses	5,178	0	0	5,178
Other income	17,131	14,883	(822)	31,192
Other expense	72,491	18,384	(423)	90,452
Income taxes	19,276	(703)	(674)	17,899

Net income (loss)	$66,447	$(2,422)	$(2,319)	$61,706

Total assets (liabilities)	$18,319,946	$289,925	$9,831	$18,619,702
Average assets (liabilities)	18,318,613	210,172	15,012	18,543,797

	At and For the Three Months Ended March 31, 2017
	Community Banking	Other	Consolidated
Net interest income	$109,660	$(2,040)	$107,620
Provision for loans losses	5,899	0	5,899
Other income	16,813	3,333	20,146
Other expense	62,752	90	62,842
Income taxes	19,804	412	20,216

Net income (loss)	$38,018	$791	$38,809

Total assets (liabilities)	$14,779,983	$(17,668)	$14,762,315
Average assets (liabilities)	14,433,409	(27,676)	14,405,733

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of operations of Cardinal are included in the consolidated results of operations from their respective dates of acquisition. As a result of the Cardinal acquisition, the first quarter of 2018 was impacted by increased levels of average balances, income, and expense as compared to the first quarter of 2017. In addition, the first quarter of 2017 included $1.23 million of merger-related expenses from the Cardinal acquisition.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2018, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At March 31, 2018, the allowance for loan losses was $76.65 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.67 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the first quarter of 2018 net income by approximately $6.06 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At March 31, 2018, approximately 12.88% of total assets, or $2.40 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 90.57% or $2.17 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately $226.12 million or 9.43% of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At March 31, 2018, only $762 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of March 31, 2018 were $18.62 billion, which was a decrease of $439.26 million or 2.30% from December 31, 2017. The decrease was mainly due to a decrease of $527.00 million or 31.63% in cash and cash equivalents. Portfolio loans were relatively flat, decreasing $27.00 million or less than 1%. Investment securities increased $197.32 million or 9.53%. Loans held for sale and other assets decreased $72.04 million or 27.09% and $10.82 million or 2.23%, respectively. Total liabilities decreased $450.04 million or 2.85% from year-end 2017. Deposits decreased $184.42 million or 1.33%. Borrowings decreased $278.27 million or 15.11% while accrued expenses and other liabilities increased $12.58 million or 8.64%. Shareholders’ equity was relatively flat from December 31, 2017, increasing $10.78 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2018 decreased $527.00 million or 31.63% from year-end 2017. Of this total decrease, cash and due from banks decreased $18.67 million while interest-bearing deposits with other banks decreased $508.33 million or 34.61% as United used excess cash to invest in securities and repay borrowings. Federal funds sold were flat. During the first three months of 2018, net cash of $158.48 million was provided by operating activities while $186.99 million and $498.49 million was used in investing activities and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2018 and 2017.

Securities

Total investment securities at March 31, 2018 increased $197.32 million or 9.53% from year-end 2017. Securities available for sale increased $196.36 million or 10.40%. This change in securities available for sale reflects $102.77 million in sales, maturities and calls of securities, $330.03 million in purchases, and a decrease of $22.03 million in market value. Securities held to maturity were flat, declining $23 thousand or less than 1% from year-end 2017 due to calls and maturities of securities. Equity securities, now carried at fair value, were $11.16 million at March 31, 2018. Other investment securities decreased $10.17 million or 6.26% from year-end 2017 due mainly to the redemption of Federal Reserve Bank (FRB) stock.

The following table summarizes the changes in the available for sale securities since year-end 2017:

	March 31	December 31
(Dollars in thousands)	2018	2017	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$163,106	$114,758	$48,348	42.13%
State and political subdivisions	293,712	303,869	(10,157)	(3.34%)
Mortgage-backed securities	1,397,492	1,274,962	122,530	9.61%
Asset-backed securities	146,584	109,970	36,614	33.29%
Market equity securities	0	9,878	(9,878)	(100.00%)
Trust preferred collateralized debt obligations	8,064	34,269	(26,205)	(76.47%)
Single issue trust preferred securities	13,146	12,560	586	4.67%
Corporate securities	63,007	28,490	34,517	121.15%

Total available for sale securities, at fair value	$2,085,111	$1,888,756	$196,355	10.40%

The following table summarizes the changes in the held to maturity securities since year-end 2017:

(Dollars in thousands)	March 31 2018	December 31 2017	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,160	$5,187	$(27)	(0.52%)
State and political subdivisions	5,797	5,797	0	0.0%
Mortgage-backed securities	23	23	0	0.00%
Single issue trust preferred securities	9,405	9,401	4	0.04%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$20,405	$20,428	$(23)	(0.11%)

At March 31, 2018, gross unrealized losses on available for sale securities were $38.22 million. Securities in an unrealized loss position at March 31, 2018 consisted primarily of Trup Cdos, single issue trust preferred securities, state and political subdivision securities, and agency commercial and residential mortgage-backed securities. The Trup Cdos and the single issue trust preferred securities relate to securities of financial institutions. The state and political subdivisions securities relate to securities issued by various municipalities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of March 31, 2018, United’s mortgage-backed securities had an amortized cost of $1.43 billion, with an estimated fair value of $1.40 billion. The portfolio consisted primarily of $934.58 million in agency residential mortgage-backed securities with a fair value of $915.57 million, $4.67 million in non-agency residential mortgage-backed securities with an estimated fair value of $5.17 million, and $485.85 million in commercial agency mortgage-backed securities with an estimated fair value of $476.78 million.

As of March 31, 2018, United’s corporate securities had an amortized cost of $242.22 million, with an estimated fair value of $239.57 million. The portfolio consisted primarily of $9.19 million in Trup Cdos with a fair value of $8.06 million and $22.84 million in single issue trust preferred securities with an estimated fair value of $21.90 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $146.77 million and a fair value of $146.58 million and other corporate securities, with an amortized cost of $63.42 million and a fair value of $63.03 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. During the first quarter of 2018, seven Trup Cdos were sold and one Trup Cdo was redeemed at par. As of March 31, 2018,

Trup Cdos with a fair value of $3.01 million were investment grade, and the remaining $5.05 million were below investment grade. As of March 31, 2018, United’s single issue trust preferred securities had a fair value of $21.90 million. Of the $21.90 million, $8.94 million or 40.79% were investment grade; $4.65 million or 21.24% were split rated; $3.21 million or 14.67% were below investment grade; and $5.10 million or 23.29% were unrated. The two largest exposures accounted for 55.03% of the $21.90 million. These included SunTrust Bank at $6.95 million and Emigrant Bank at $5.10 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following is a summary of available for sale single-issue trust preferred securities as of March 31, 2018:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,714	$5,100	$614
Bank of America	Baa3	NR	BBB-	4,696	4,800	(104)
M&T Bank	NR	BBB-	BBB-	3,023	3,246	(223)

				$13,433	$13,146	$287

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank ($7.43 million) and Royal Bank of Scotland ($976 thousand).

During the first quarter of 2018, United recognized other-than-temporary impairment charges totaling $300 thousand on one security. Other than this one security, management does not believe that any individual security with an unrealized loss as of March 31, 2018 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale decreased $72.04 million or 27.09%. Loan sales in the secondary market exceeded originations during the first three months of 2018. Loan originations for the first three months of 2018 were $522.96 million while loans sales were $567.59 million. Loans held for sale were $193.92 million at March 31, 2018 as compared to $265.96 million at year-end 2017.

Portfolio Loans

Loans, net of unearned income, were flat from year-end 2017, decreasing $27.00 million or less than 1%. Since year-end 2017, commercial, financial and agricultural loans were relatively flat, decreasing $65.83 million or less than 1% as commercial loans (not secured by real estate) decreased $46.66 million while commercial real estate loans were relatively flat, decreasing $19.17 million or less than 1%. In addition, construction and land development loans decreased $71.78 million or 4.77%. Partially offsetting these decreases were increases in residential real estate loans of $69.82 million or 2.33% and consumer loans of $38.89 million or 5.44%, due mainly to an increase in automobile loans.

The following table summarizes the changes in the major loan classes since year-end 2017:

	March 31	December 31
(Dollars in thousands)	2018	2017	$ Change	% Change
Loans held for sale	$193,915	$265,955	$(72,040)	(27.09%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,366,980	$1,361,629	$5,351	0.39%
Nonowner-occupied commercial real estate	4,426,776	4,451,298	(24,522)	(0.55%)
Other commercial loans	1,952,322	1,998,979	(46,657)	(2.33%)

Total commercial, financial, and agricultural	$7,746,078	$7,811,906	$(65,828)	(0.84%)
Residential real estate	3,065,990	2,996,171	69,819	2.33%
Construction & land development	1,433,125	1,504,907	(71,782)	(4.77%)
Consumer:
Bankcard	9,372	10,314	(942)	(9.13%)
Other consumer	743,870	704,039	39,831	5.66%

Total gross loans	$12,998,435	$13,027,337	$(28,902)	(0.22%)
Less: Unearned income	(14,018)	(15,916)	1,898	11.93%

Total Loans, net of unearned income	$12,984,417	$13,011,421	$(27,004)	(0.21%)

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,765,653	$2,136,334	$1,064,791	$747,998	$8,714,776
Acquired	2,980,425	929,656	368,334	5,244	4,283,659

Total gross loans	$7,746,078	$3,065,990	$1,433,125	$753,242	$12,998,435

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,647,745	$1,974,804	$1,032,629	$707,661	$8,362,839
Acquired	3,164,161	1,021,367	472,278	6,692	4,664,498

Total gross loans	$7,811,906	$2,996,171	$1,504,907	$714,353	$13,027,337

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $10.82 million or 2.23% from year-end 2017. Income taxes receivable decreased $14.85 million. In addition, core deposit intangibles decreased $2.01 million due to amortization and OREO decreased $1.57 million due to sales and adjustments to the fair value of properties. Partially offsetting these decreases were increases for the quarter in deferred tax assets of $4.27 million due mainly to a net unrealized loss on available-for-sale investment securities and bank-owned life insurance policies of $1.30 million due to an increase in the cash surrender value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2018 decreased $184.42 million or 1.33% from year-end 2017. In terms of composition, noninterest-bearing deposits increased $49.52 million or 1.15% while interest-bearing deposits decreased $233.94 million or 2.45% from December 31, 2017.

The increase in noninterest-bearing deposits was due mainly to increases in personal and commercial noninterest-bearing deposits of $39.27 million or 5.60% and $34.14 million or 1.03%, respectively.

All major categories of interest-bearing deposits except MMDAs and regular savings decreased from year-end 2017. Interest-bearing checking accounts decreased $33.50 million or 1.55% mainly due to a decrease of $35.58 million in personal interest-bearing checking accounts. Regular savings were relatively flat from year-end 2017, increasing $9.16 million or less than 1%. Interest-bearing MMDAs increased $65.77 million or 1.75% as brokered MMDAs and personal MMDAs were up $145.18 million and $21.59 million, respectively, while commercial MMDAs declined $103.81 million. Time deposits over $100,000 decreased $230.93 million or 12.88% as Certificate of Deposit Account Registry Service (CDARS) balances decreased $129.04 million, fixed rate certificates of deposits (CDs) over $100,000 decreased $54.41 million and brokered deposits declined $45.85 million. Time deposits under $100,000 decreased $44.43 million or 5.59%. This decrease in time deposits under $100,000 is the result of decreases of $34.77 million and $10.57 million in fixed rate CDs and CDARS balances, respectively.

The following table summarizes the changes in the deposit categories since year-end 2017:

(Dollars in thousands)	March 31 2018	December 31 2017	$ Change	% Change
Demand deposits	$4,344,203	$4,294,687	$49,516	1.15%
Interest-bearing checking	2,123,473	2,156,974	(33,501)	(1.55%)
Regular savings	1,043,256	1,034,100	9,156	0.89%
Money market accounts	3,822,025	3,756,259	65,766	1.75%
Time deposits under $100,000	750,705	795,137	(44,432)	(5.59%)
Time deposits over $100,000 (1)	1,562,506	1,793,434	(230,928)	(12.88%)

Total deposits	$13,646,168	$13,830,591	$(184,423)	(1.33%)

(1)	Includes time deposits of $250,000 or more of $707,003 and $790,703 at March 31, 2018 and December 31, 2017, respectively.

Borrowings

Total borrowings at March 31, 2018 decreased $278.27 million or 15.11% from year-end 2017. During the first three months of 2018, short-term borrowings decreased $259.20 million or 54.27% due to a $200.00 million decrease in overnight Federal Home Loan Bank (FHLB) and a $60.58 million decrease in short-term securities sold under agreements to repurchase. Federal funds purchased increased $1.38 million or 8.50%. Long-term borrowings decreased $19.07 million or 1.40% from year-end 2017 due to net repayments on long-term FHLB advances and the redemption of a trust preferred issuance (Century Trust).

The table below summarizes the change in the borrowing categories since year-end 2017:

(Dollars in thousands)	March 31 2018	December 31 2017	$ Change	% Change
Federal funds purchased	$17,615	$16,235	$1,380	8.50%
Short-term securities sold under agreements to repurchase	200,771	261,352	(60,581)	(23.18%)
Long-term securities sold under agreements to repurchase	50,000	50,000	0	0.00%
Short-term FHLB advances	0	200,000	(200,000)	(100.00%)
Long-term FHLB advances	1,060,948	1,071,531	(10,583)	(0.99%)
Issuances of trust preferred capital securities	233,961	242,446	(8,485)	(3.50%)

Total borrowings	$1,563,295	$1,841,564	$(278,269)	(15.11%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2018 increased $12.58 million or 8.64% from year-end 2017. In particular, accounts payable associated with George Mason increased $18.90 million, business franchise taxes increased $2.20 million and income taxes payable increased $2.05 million due to a timing difference. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $7.58 million in the pension liability due a discretionary contribution of $7.00 million to the Company’s pension plan during the quarter and a decrease of $3.95 million in incentive payables due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2018 was relatively flat from December 31, 2017, increasing $10.78 million or less than 1%.

Retained earnings increased $32.45 million or 3.64% from year-end 2017. Earnings net of dividends for the first three months of 2018 were $25.96 million.

Accumulated other comprehensive income decreased $22.53 million or 53.61% due mainly to a decrease of $16.77 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax accretion of pension costs was $733 thousand for the first quarter of 2018.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2018 was $61.71 million or $0.59 per diluted share compared to $38.81 million or $0.48 per share for the first three months of 2017. United’s annualized return on average assets for the first three months of 2018 was 1.35% and return on average shareholders’ equity was 7.65% as compared to 1.09% and 6.98% for the first three months of 2017. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 0.90% and 7.61%, respectively, for the year of 2017.

As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the first three months of 2018 was impacted for increased levels of average balances, income, and expense as compared to the first three months of 2017.

Net interest income for the first three months of 2018 was $144.04 million, which was an increase of $36.42 million or 33.84% from net interest income of $107.62 million for the first three months of 2017. The increase in net interest income occurred because total interest income increased $46.43 million while total interest expense only increased $10.00 million from the first quarter of 2017.

The provision for credit losses was $5.18 million for the first three months of 2018 as compared to $5.90 million for the first three months of 2017. Noninterest income was $31.19 million for the first three months of 2018, up $11.05 million or 54.83% when compared to the first three months of 2017. Included in the results for the first quarter of 2017 was a net gain of $3.77 million on the redemption of an investment security. Noninterest expense for the first three months of 2018 increased $27.61 million or 43.94% from the first three months of 2017. The first quarter of 2017 included $1.23 million of merger expenses related to the acquisition of Cardinal. Income taxes decreased $2.32 million or 11.46% for the first three months of 2018 as compared to the first three months of 2017. The effective tax rate was 22.48% and 34.25% for the first quarter of 2018 and 2017, respectively.

The following discussion explains in more detail the results of operations by major category.

Business Segments

As a result of the Cardinal acquisition, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Community Banking

Net income attributable to the community banking segment for the first quarter of 2018 was $66.45 million compared to net income of $38.02 million for the first quarter of 2017.

Net interest income increased $36.60 million to $146.26 million for the first quarter of 2018, compared to $109.66 million for the same period of 2017. Generally, net interest income for the first quarter of 2018 increased from the first quarter of 2017 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $5.18 million for the three months ended March 31, 2018 compared to a provision of $5.90 million for the same period of 2017. Noninterest income increased $318 thousand for the first quarter of 2018 to $17.13 million as compared to $16.81 million for the first quarter of 2017. Noninterest expense was $72.49 million for the first quarter of 2018, compared to $62.75 million for the same period of 2017. The increase of $9.74 million in noninterest expense was primarily attributable to increases in branches, staffing and merger-related expenses from the Cardinal acquisition.

Mortgage Banking

The mortgage banking segment reported a net loss of $2.42 million for the first quarter of 2018. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $14.88 million for the first quarter of 2018. Noninterest expense was $18.38 million for the first quarter of 2018. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. There is no comparison to results for 2017 because United did not have a mortgage banking segment in the first quarter of 2017.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2018 and 2017, are presented below.

Net interest income for the first quarter of 2018 was $144.04 million, which was an increase of $36.42 million or 33.84% from the first quarter of 2017. The $36.42 million increase in net interest income occurred because total interest income increased $46.43 million while total interest expense only increased $10.00 million from the first quarter of 2017. On a linked-quarter basis, net interest income for the first quarter of 2018 decreased $10.81 million or 6.98% from the fourth quarter of 2017. The $10.81 million decrease in net interest income occurred because total interest income decreased $9.33 million while total interest expense increased $1.48 million from the fourth quarter of 2017.

Generally, interest income for the first quarter of 2018 increased from the first quarter of 2017 because of the earning assets added from the Cardinal acquisition. The higher amount of interest expense for the first quarter of 2018 from the first quarter of 2017 was due mainly to the interest-bearing liabilities added from the Cardinal acquisition and higher market interest rates. In addition, loan accretion on acquired loans for the first quarter of 2018 increased from the same time period last year. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2018 was $145.55 million, an increase of $36.36 million or 33.30% from the first quarter of 2017 due mainly to an increase in average earning assets from the Cardinal acquisition. Average earning assets for the first quarter of 2018 increased $3.39 billion or 26.36% from the first quarter of 2017 due mainly to a $2.85 billion or 27.79% increase in average net loans. Average investment securities increased $810.48 million or 59.21% while average short-term investments decreased $267.85 million or 21.47%. The first quarter of 2018 average yield on earning assets increased 34 basis points from the first quarter of 2017 due to additional loan accretion of $6.53 million on acquired loans and higher market interest rates. Partially offsetting the increases to tax-equivalent net interest income for the first quarter of 2018 was an increase of 26 basis points in the average cost of funds as compared to the first quarter of 2017 due to the higher market interest rates. The net interest margin of 3.61% for the first quarter of 2018 was an increase of 18 basis points from the net interest margin of 3.43% for the first quarter of 2017.

On a linked-quarter basis, net interest income for the first quarter of 2018 decreased $10.81 million or 6.98% from the fourth quarter of 2017. The $10.81 million decrease in net interest income occurred because total interest income decreased $9.33 million while total interest expense increased $1.48 million from the fourth quarter of 2017. United’s tax-equivalent net interest income for the first quarter of 2018 decreased $11.57 million or 7.37% from the fourth quarter of 2017 due mainly to a decrease in the average yield on earning assets. The yield on average earning assets for the first quarter of 2018 decreased 10 basis points from the fourth quarter of 2017 due mainly to a lower yield on loans as a result of the loan accretion on acquired loans declining $6.04 million. In addition, the average cost of funds increased 8 basis points from the fourth quarter of 2017 due to higher market interest rates. Average earning assets for the first quarter of 2018 decreased $307.19 million or 1.86% as compared to the fourth quarter of 2017 as average short-term investments declined $391.16 million or 28.53% and average net loans decreased $132.57 million or 1.00% for the linked-quarter. Average investment securities increased $216.53 million or 11.03%. The net interest margin of 3.61% for the first quarter of 2018 was a decrease of 16 basis points from the net interest margin of 3.77% for the fourth quarter of 2017.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2018, March 31, 2017 and December 31, 2017:

	Three Months Ended
(Dollars in thousands)	March 31 2018	March 31 2017	December 31 2017
Loan accretion	$10,766	$4,235	$16,807
Certificates of deposit	326	47	604
Long-term borrowings	269	(117)	269

Total	$11,361	$4,165	$17,680

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2018, March 31, 2017 and December 31, 2017.

	Three Months Ended
(Dollars in thousands)	March 31 2018	March 31 2017	December 31 2017
Net interest income, GAAP basis	$144,043	$107,620	$154,856
Tax-equivalent adjustment (1)	1,503	1,564	2,261

Tax-equivalent net interest income	$145,546	$109,184	$157,117

(1)	The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017 and December 31, 2017. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2018 and 2017, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2018 and 35% for the three-month period ended March 31, 2017. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$979,666	$4,917	2.04%	$1,247,520	$2,686	0.87%
Investment Securities:
Taxable	1,923,339	11,875	2.47%	1,193,779	8,011	2.68%
Tax-exempt	256,000	2,254	3.52%	175,077	1,721	3.93%

Total Securities	2,179,339	14,129	2.59%	1,368,856	9,732	2.84%
Loans, net of unearned income (2)	13,173,656	149,642	4.60%	10,321,615	109,904	4.31%
Allowance for loan losses	(76,575)			(72,843)

Net loans	13,097,081		4.63%	10,248,772		4.34%

Total earning assets	16,256,086	$168,688	4.19%	12,865,148	$122,322	3.85%

Other assets	2,287,711			1,540,585

TOTAL ASSETS	$18,543,797			$14,405,733

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,353,479	$15,657	0.68%	$7,596,533	$8,468	0.45%
Short-term borrowings	286,350	421	0.60%	226,718	304	0.54%
Long-term borrowings	1,352,280	7,064	2.12%	1,164,119	4,366	1.52%

Total Interest-Bearing Funds	10,992,109	23,142	0.85%	8,987,370	13,138	0.59%

Noninterest-bearing deposits	4,174,169			3,090,248
Accrued expenses and other liabilities	104,486			71,632

TOTAL LIABILITIES	15,270,764			12,149,250
SHAREHOLDERS’ EQUITY	3,273,033			2,256,483

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,543,797			$14,405,733

NET INTEREST INCOME		$145,546			$109,184

INTEREST SPREAD			3.34%			3.26%
NET INTEREST MARGIN			3.61%			3.43%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 35%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2018 and 2017, the provision for loan losses was $5.18 million and $5.90 million, respectively. Net charge-offs were $5.15 million for the first quarter of 2018 as compared to net charge-offs of $5.80 million for the same quarter in 2017. These lower amounts of provision expense and net charge-offs for the first quarter of 2018 compared to the first quarter of 2017 were due to a reduction in the amount of specific allocations required for impaired loans and the recognition of several large charge-offs in 2017 which did not occur similarly in 2018. On a linked-quarter basis, the provision for loan losses decreased $1.8 million while net charge-offs decreased $124 thousand from the fourth quarter of 2017. Annualized net charge-offs as a percentage of average loans were 0.16% for the first quarter of 2018. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ net charge-offs to average loans percentage of 0.24% for the year of 2017.

At March 31, 2018, nonperforming loans were $157.61 million or 1.21% of loans, net of unearned income compared to nonperforming loans of $168.74 million or 1.30% of loans, net of unearned income at December 31, 2017. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $9.17 million at March 31, 2018, a decrease of $638 thousand or 6.51% from $9.80 million at year-end 2017. This decrease was primarily due to the transfer to nonaccrual of several small relationships. At March 31, 2018, nonaccrual loans were $100.17 million, a decrease of $8.63 million or 7.93% from $108.80 million at year-end 2017. This decrease was due to repayment of a significant nonaccrual relationship. Restructured loans were $48.27 million at March 31, 2018, a decrease of $1.86 million or 3.71% from $50.13 million at year-end 2017. The decline was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $180.39 million, including OREO of $22.78 million at March 31, 2018, represented 0.97% of total assets.

The following table summarizes nonperforming assets for the indicated periods.

	March 31, 2018	December 31,
(In thousands)		2017	2016	2015	2014	2013
Nonaccrual loans(1)
Originated	$88,912	$97,971	$77,111	$83,146	$64,312	$58,121
Acquired	11,260	10,832	6,414	8,043	10,739	3,807
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	5,815	7,288	7,763	11,462	10,868	10,015
Acquired	3,350	2,515	823	166	807	1,029
Restructured loans(1)
Originated	46,864	48,709	21,115	23,890	22,234	8,157
Acquired	1,407	1,420	37	0	0	0

Total nonperforming loans	$157,608	$168,835	$113,263	$126,707	$108,960	$81,129
Other real estate owned	22,778	24,348	31,510	32,228	38,778	38,182

TOTAL NONPERFORMING ASSETS	$180,386	$193,083	$144,773	$158,935	$147,738	$119,311

(1)

Restructured loans that were on nonaccrual status for the indicated period are included in “Restructured loans” and not “Nonaccrual loans” (see Note 5 to the unaudited Consolidated Financial Statements for further information).

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2018, impaired loans were $395.66 million, which was a decrease of $27.38 million or 6.47% from the $423.05 million in impaired loans at December 31, 2017. This decrease was due mainly to a reduction in acquired impaired loans as well as the Company’s reduced exposure to the oil, gas and coal industry. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $189.68 million and $253.83 million at March 31, 2018, respectively, as compared to $210.52 million and $285.96 million, respectively, at December 31, 2017. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $55.14 million and $60.15 million at March 31, 2018 and December 31, 2017, respectively. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2018, the allowance for credit losses was $77.41 million as compared to $77.31 million at December 31, 2017.

At March 31, 2018, the allowance for loan losses was $76.65 million as compared to $76.63 million at December 31, 2017. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.59% at March 31, 2018 and at December 31, 2017. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 48.64% and 45.41% at March 31, 2018 and December 31, 2017, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s company-wide review of the allowance for loan losses at March 31, 2018 produced increased allocations in two of the four loan categories. The commercial, financial & agricultural loan pool allocation increased $451 thousand primarily due to an increase in historical loss rates for other commercial loans and increased outstanding balances. The residential real estate allocation increased $326 thousand primarily due to an increase in loans deemed impaired necessitating specific allowance allocation. Offsetting these increases was a decrease in the allocation related to the real estate construction and development loan pool of $758 thousand due to improvement in the historical loss rate applied to the pool. The consumer loan pool also experienced a decrease of $90 thousand due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2017 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $20.68 million at March 31, 2018 and $22.35 million at December 31, 2017. In comparison to the prior year-end, this element of the allowance decreased by $1.67 million primarily due to decreased specific allocations for commercial, financial & agricultural loans.

Management believes that the allowance for credit losses of $77.41 million at March 31, 2018 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the first quarter of 2018 was $31.19 million, which was an increase of $11.05 million or 54.83% from the first quarter of 2017. The increase was due primarily to an increase of $13.90 million in income from mortgage banking income.

Income from mortgage banking activities totaled $14.57 million for the first quarter of 2018 compared to $675 thousand for the same period of 2017. The increase was the result of the acquisition of Cardinal and, in particular, the acquisition of its mortgage banking subsidiary, George Mason. For the three months ended March 31, 2018 and 2017, mortgage loan sales were $567.59 million and $31.16 million, respectively.

Fees from deposit services were $8.23 million for the first quarter of 2018 which was an increase of $524 thousand or 6.80% from the first quarter of 2017. In particular, debit card fees increased $190 thousand, overdraft fees increased $149 thousand and automated teller machine (ATM) income increased $125 thousand from the first quarter of 2017.

Income from bankcard fees and merchant discounts for the first quarter of 2018 increased $472 thousand or 53.39% from the first quarter of 2017 due to an increase in volume.

Fees from brokerage services for the first quarter of 2018 increased $368 thousand or 19.83% from the same period in 2017 also due to an increase in volume.

Partially offsetting these increases was a decrease of $4.43 million in net investment securities gains and losses. Included in the results for the first quarter of 2017 was a net gain of $3.77 million on the redemption of an investment security. In addition, other-than-temporary impairment charges of $300 thousand on certain investment securities were recognized during the first quarter of 2018 as compared to other-than-temporary impairment charges of $44 thousand on certain investment securities for the first quarter of 2017.

On a linked-quarter basis, noninterest income for the first quarter of 2018 decreased $1.57 million or 4.80% from the fourth quarter of 2017 due mainly to a net loss of $485 thousand on investment securities transactions as compared to a net gain of $430 thousand for the fourth quarter of 2017. In addition, income from mortgage banking activities declined $740 thousand due to decreased production and sales of mortgage loans in the secondary market and fees from deposit services declined $414 thousand because of a decrease in overdraft fees, due to seasonality. Partially offsetting these decreases was an increase of $312 thousand in income from brokerage services due to increased volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2018 was $90.45 million, which was an increase of $27.61 million or 43.94% from the first quarter of 2017. Generally, this increase was due mainly to the additional employees and branch offices from the Cardinal acquisition as most major categories of noninterest expense showed increases.

Employee compensation for the first quarter of 2018 increased $16.80 million or 69.92% when compared to the first quarter of 2017. This increase was primarily due to an increase of $8.71 million in base salaries due an increase in employees mainly from the Cardinal acquisition. In addition, commissions expense increased $5.77 million mainly due to the production and sales of mortgage loans at George Mason.

Employee benefits expense increased $2.67 million or 38.65% from the first quarter of 2017. The increase for first quarter of 2018 was due in large part to additional health insurance expense of $1.03 million from the same time period last year due to higher premiums and additional employees from the Cardinal acquisition. In addition, Federal Insurance Contributions Act (FICA) expense for first quarter of 2018 increased $1.19 million from the first quarter of 2017 due mainly to the additional employees from the Cardinal acquisition.

Net occupancy expense increased $2.64 million or 38.96% for the first quarter of 2018, as compared to the same period in the prior year. The increase was due mainly to additional building rental expense from the offices added in the Cardinal acquisition.

Data processing expense increased $1.81 million or 44.69% for the first quarter of 2018, as compared to the same periods in prior year due to additional processing as a result of the Cardinal acquisition.

Other expense for the first quarter of 2018 increased $2.87 million or 18.52% from the first quarter of 2017 as amortization of core deposit intangibles increased $962 thousand due to the additional core deposit intangibles added in the Cardinal acquisition. In addition, business franchise taxes and operational expenses increased $649 thousand and $525 thousand, respectively, for the first quarter of 2018 as compared to the same period in 2017.

Partially offsetting these increases for the first quarter of 2018 was a decrease of $468 thousand or 33.10% in other real estate owned (OREO) expense due to fewer declines in the fair value of OREO properties.

On a linked-quarter basis, noninterest expense decreased $5.33 million or 5.56% from the fourth quarter of 2017 due mainly to decreases of $1.53 million in merger-related expenses and $1.51 million in business franchise taxes within other expense. In addition, employee compensation decreased $612 thousand due mainly to a decrease in commissions expense related to the decrease in production and sales of mortgage loans in the secondary market. OREO expense decreased $406 thousand due to a decline in net losses on the sales of OREO properties. Partially offsetting these decreases was an increase in net occupancy expense of $421 thousand due mainly to increased building maintenance costs.

Income Taxes

For the first quarter of 2018, income tax expense was $17.90 million, a decrease of $2.32 million from the first quarter of 2017 mainly due to a decline in the effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act). On a linked-quarter basis, income tax expense decreased $48.99 million mainly due to a decline in the effective tax rate and additional income tax expense of $37.73 million related to the estimated impact of the Tax Act recorded in the fourth quarter of 2017 due to a revaluation of United’s deferred tax assets and liabilities using a lower enacted corporate tax rate. United’s effective tax rate was approximately 22.48% for the first quarter of 2018 and 34.25% and 78.82% for the first and fourth quarters of 2017, respectively. The higher effective tax rate for the fourth quarter of 2017 was due to impact of the Tax Act. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2017 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2017 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2018 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2017 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2018, cash of $158.48 million was provided by operating activities due mainly to net income of $61.71 million for the quarter. In addition, proceeds from the sales of mortgage loans in the secondary market exceeded originations by $59.19 million. Net cash of $186.99 million was used in investing activities which was primarily due to $227.11 million of net purchases of investments over proceeds from sales partially offset by $32.09 million of net loan repayments. During the first three months of 2018, net cash of $498.49 million was used in financing activities due primarily to a net repayment of $259.20 million in short-term borrowings, the net withdrawal of $184.10 million in deposits and cash dividends paid of $35.71 million for the quarter. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $527.00 million for the first three months of 2018.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.62% at March 31, 2018 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.38%, 12.38% and 10.48%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $3.25 billion at March 31, 2018, which was relatively flat from December 31, 2017, increasing $10.78 million or less than 1%. This slight increase was primarily due to the retention of earnings.

United’s equity to assets ratio was 17.46% at March 31, 2018 as compared to 17.00% at December 31, 2017. The primary capital ratio, capital and reserves to total assets and reserves, was 17.80% at March 31, 2018 as compared to 17.34% at December 31, 2017. United’s average equity to average asset ratio was 17.65% for the first quarter of 2018 as compared to 15.66% the first quarter of 2017. All of these financial measurements reflect a financially sound position.

During the first quarter of 2018, United’s Board of Directors declared a cash dividend of $0.34 per share. Total cash dividends declared were $35.75 million for the first quarter of 2018 which was an increase of $8.98 million or 33.50% from dividends declared of $26.78 million for the first quarter of 2017.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2018 and December 31, 2017:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2018	December 31, 2017
+200	(0.57%)	(1.22%)
+100	(0.24%)	(0.48%)
-100	(0.03%)	(0.18%)
-200	—	—

At March 31, 2018, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.24% over one year as compared to a decrease of 0.48% at December 31, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.57% over one year as of March 31, 2018, as compared to a decrease of 1.22% as of December 31, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.03% over one year as of March 31, 2018 as compared to a decrease of 0.18%, over one year as of December 31, 2017. With the federal funds rate at 1.75% at March 31, 2018 and 1.50% at December 31, 2017, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.06% in year two as of March 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.81% in year two as of March 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.02% in year two as of March 31, 2018.

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

To further aid in interest rate management, United’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB). The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. In addition, United uses credit with large regional banks and trust preferred securities to provide funding.

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

At March 31, 2018, United’s mortgage related securities portfolio had an amortized cost of $1.4 billion, of which approximately $866 million or 61% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.3 years and a weighted average yield of 2.57%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.8%, or less than the price decline of a 5- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 19.4%.

United had approximately $258 million in balloon and other securities with a projected yield of 2.27% and a projected average life of 4.2 years on March 31, 2018. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 4.1 years and a weighted average maturity (WAM) of 4.6 years.

United had approximately $114 million in 15-year mortgage backed securities with a projected yield of 2.47% and a projected average life of 3.9 years as of March 31, 2018. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4.7 years and a weighted average maturity (WAM) of 10.4 years.

United had approximately $93 million in 20-year mortgage backed securities with a projected yield of 2.78% and a projected average life of 5.4 years on March 31, 2018. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5 years and a weighted average maturity (WAM) of 14.6 years.

United had approximately $69 million in 30-year mortgage backed securities with a projected yield of 2.87% and a projected average life of 7.1 years on March 31, 2018. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.3 years and a weighted average maturity (WAM) of 28.3 years.

The remaining 2% of the mortgage related securities portfolio at March 31, 2018, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2018 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2017 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended March 31, 2018 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2018	0	$00.00	0	2,000,000
2/01 – 2/28/2018	5	$34.81	0	2,000,000
3/01 – 3/31/2018	10,837	$37.25	0	2,000,000

Total	10,842	$37.25	0

(1)	Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2018 – 10,837 shares at an average price of $37.25 were exchanged by participants in United’s long-term incentive plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2018, the following shares were purchased for the deferred compensation plan: February 2018 – 5 shares at an average price of $34.81.
(3)	In August of 2017, United’s Board of Directors approved a repurchase plan to repurchase up to 2 million shares of United’s common stock on the open market (the 2017 Plan). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Index to exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.0-13322)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (XBRL) (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 9, 2018	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	May 9, 2018	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer