Form 10-Q
period 2018-09-30
UNITED BANKSHARES INC/WV
filed 2018-11-08
CIK 729986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

Class—Common Stock, $2.50 Par Value; 103,183,953 shares outstanding as of October 31, 2018.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2018 and December 31, 2017, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2018 and 2017, the related consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2018, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2018	December 31 2017
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$191,809	$196,742
Interest-bearing deposits with other banks	1,062,078	1,468,636
Federal funds sold	799	789

Total cash and cash equivalents	1,254,686	1,666,167
Securities available for sale at estimated fair value (amortized cost-$2,230,884 at September 30, 2018 and $1,900,684 at December 31, 2017)	2,178,567	1,888,756
Securities held to maturity (estimated fair value-$19,619 at September 30, 2018 and $20,018 at December 31, 2017)	20,351	20,428
Equity securities at estimated fair value	9,845	0
Other investment securities	166,749	162,461
Loans held for sale (at fair value-$231,310 at September 30, 2018 and $263,308 at December 31, 2017)	234,196	265,955
Loans	13,286,711	13,027,337
Less: Unearned income	(9,971)	(15,916)

Loans net of unearned income	13,276,740	13,011,421
Less: Allowance for loan losses	(76,941)	(76,627)

Net loans	13,199,799	12,934,794
Bank premises and equipment	99,748	104,894
Goodwill	1,478,014	1,478,380
Accrued interest receivable	60,057	52,815
Other assets	485,631	484,309

TOTAL ASSETS	$19,187,643	$19,058,959

Liabilities
Deposits:
Noninterest-bearing	$4,470,815	$4,294,687
Interest-bearing	9,620,357	9,535,904

Total deposits	14,091,172	13,830,591
Borrowings:
Federal funds purchased	25,790	16,235
Securities sold under agreements to repurchase	153,718	311,352
Federal Home Loan Bank borrowings	1,284,781	1,271,531
Other long-term borrowings	234,590	242,446
Reserve for lending-related commitments	1,144	679
Accrued expenses and other liabilities	145,320	145,595

TOTAL LIABILITIES	15,936,515	15,818,429
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,226,986 and 105,069,821 at September 30, 2018 and December 31, 2017, respectively, including 1,421,150 and 29,173 shares in treasury at September 30, 2018 and December 31, 2017, respectively	263,068	262,675
Surplus	2,133,157	2,129,077
Retained earnings	984,062	891,816
Accumulated other comprehensive loss	(76,660)	(42,025)
Treasury stock, at cost	(52,499)	(1,013)

TOTAL SHAREHOLDERS’ EQUITY	3,251,128	3,240,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,187,643	$19,058,959

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$164,229	$155,819	$472,451	$405,660
Interest on federal funds sold and other short-term investments	5,485	4,874	13,867	11,345
Interest and dividends on securities:
Taxable	13,994	9,406	39,679	26,226
Tax-exempt	1,322	1,484	4,218	4,057

Total interest income	185,030	171,583	530,215	447,288

Interest expense
Interest on deposits	26,368	14,227	61,101	35,281
Interest on short-term borrowings	618	430	1,503	1,149
Interest on long-term borrowings	9,269	6,650	25,671	16,717

Total interest expense	36,255	21,307	88,275	53,147

Net interest income	148,775	150,276	441,940	394,141
Provision for loan losses	4,808	7,279	16,190	21,429

Net interest income after provision for loan losses	143,967	142,997	425,750	372,712

Other income
Fees from trust services	3,350	2,972	9,545	8,865
Fees from brokerage services	2,787	2,080	6,964	5,818
Fees from deposit services	8,673	8,744	25,323	24,978
Bankcard fees and merchant discounts	1,549	1,332	4,384	3,432
Other service charges, commissions, and fees	532	535	1,640	1,533
Income from bank-owned life insurance	1,251	1,403	3,776	3,878
Income from mortgage banking activities	13,277	20,385	46,539	43,597
Net investment securities (losses) gains	(152)	467	(692)	5,154
Other income	419	311	1,406	1,626

Total other income	31,686	38,229	98,885	98,881

Other expense
Employee compensation	41,312	44,882	125,268	124,945
Employee benefits	8,645	9,004	27,514	25,667
Net occupancy expense	9,273	9,364	27,776	30,061
Other real estate owned (OREO) expense	921	2,713	2,423	4,651
Equipment expense	3,892	3,057	10,328	7,493
Data processing expense	6,068	5,597	17,735	14,971
Bankcard processing expense	485	449	1,431	1,356
FDIC insurance expense	3,530	1,540	8,220	5,062
Other expense	19,189	20,046	56,482	57,425

Total other expense	93,315	96,652	277,177	271,631

Income before income taxes	82,338	84,574	247,458	199,962
Income taxes	17,926	27,836	55,066	67,356

Net income	$64,412	$56,738	$192,392	$132,606

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)—continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Earnings per common share:
Basic	$0.62	$0.54	$1.84	$1.39

Diluted	$0.62	$0.54	$1.83	$1.39

Dividends per common share	$0.34	$0.33	$1.02	$0.99

Average outstanding shares:
Basic	103,617,590	104,760,153	104,382,094	95,040,664
Diluted	103,933,959	105,068,122	104,679,876	95,450,626

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net income	$64,412	$56,738	$192,392	$132,606
Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	(7,579)	1,964	(30,853)	8,443
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	2	2	4	4
Change in pension plan assets, net of tax	918	717	2,703	2,107

Comprehensive income, net of tax	$57,753	$59,421	$164,246	$143,160

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2018
			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Common Stock
	Shares	Par Value
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	($42,025)	($1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01				136	(136)		0
Reclass due to adopting Accounting Standard Update 2018-02				6,353	(6,353)		0
Comprehensive income:
Net income	0	0	0	192,392	0	0	192,392
Other comprehensive income, net of tax:	0	0	0	0	(28,146)	0	(28,146)

Total comprehensive income, net of tax							164,246
Stock based compensation expense	0	0	3,016	0	0	0	3,016
Purchase of treasury stock (1,387,750 shares)	0	0	0	0	0	(51,323)	(51,323)
Distribution of treasury stock from deferred compensation plan (26 shares)	0	0	0	0	0	1	1
Cash dividends ($1.02 per share)	0			(106,635)	0	0	(106,635)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (4,253 shares)	0	0	164	0	0	(164)	0
Common stock options exercised (60,161 shares)	60,161	150	1,143	0	0	0	1,293

Balance at September 30, 2018	105,226,986	$263,068	$2,133,157	$984,062	($76,660)	($52,499)	$3,251,128

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Nine Months Ended September 30
	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$218,771	$125,151

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2	12,929
Proceeds from sales of securities available for sale	86,061	245,065
Proceeds from maturities and calls of securities available for sale	201,107	386,496
Purchases of securities available for sale	(629,760)	(630,061)
Proceeds from sales of equity securities	1,825	0
Purchases of equity securities	(598)	0
Proceeds from sales and redemptions of other investment securities	35,987	14,393
Purchases of other investment securities	(45,075)	(51,941)
Purchases of bank premises and equipment	(4,439)	(11,115)
Proceeds from sales of bank premises and equipment	2,171	13
Proceeds from the sales of OREO properties	9,105	4,908
Acquisition of subsidiaries, net of cash paid	0	44,531
Net change in loans	(248,623)	369,233

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(592,237)	384,451

FINANCING ACTIVITIES
Cash dividends paid	(107,046)	(86,709)
Acquisition of treasury stock	(51,323)	(1)
Proceeds from exercise of stock options	1,277	3,296
Repayment of long-term Federal Home Loan Bank borrowings	(635,000)	(845,207)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	650,000	815,000
Repayment of trust preferred issuance	(9,374)	0
Distribution of treasury stock for deferred compensation plan	1	1
Changes in:
Deposits	261,529	(269,742)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(148,079)	186,270

NET CASH USED IN FINANCING ACTIVITIES	(38,015)	(197,092)

(Decrease) Increase in cash and cash equivalents	(411,481)	312,510

Cash and cash equivalents at beginning of year	1,666,167	1,434,527

Cash and cash equivalents at end of period	$1,254,686	$1,747,037

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$1,809	$3,829

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2018 and 2017 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2017 has been extracted from the audited financial statements included in United’s 2017 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2017 Annual Report of United on Form 10-K. To conform to the 2018 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income, or stockholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

New Accounting Standards

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-14 “Compensation – Retirement Benefits—Defined Benefits – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post retirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project, which the FASB launched in 2014 to improve effectiveness of disclosures in notes to financial statements. ASU No. 2018-14 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU No. 2018-14 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This amendment changes the fair value measurement disclosure requirements of ASC 820 and is the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, which was finalized in August 2018. ASU No. 2018-13 is effective for all entities for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted for any eliminated or modified disclosure upon issuance of this ASU. ASU No. 2018-13 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07 “Compensation-Stock Compensation (Topic 718):Improvements to Nonemployee Share-Based Payment Accounting.” This update has been issued as part of a simplification initiative which will expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018; early adoption is permitted. ASU No. 2018-07 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 amends ASC 715, “Compensation—Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU No. 2017-07 was effective for United on January 1, 2018. The adoption of ASU No. 2017-07 had a slight change in presentation but did not materially impact the Company’s financial condition or results of operations. United used amounts previously disclosed in its Employee Benefits Plan footnote (Note 14) to retrospectively adjust prior period amounts of employee compensation and employee benefits within United’s Consolidated Statements of Income.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU No. 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases, which has not yet been quantified, with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842), Targeted Improvements.” This update creates an additional transition method, and a lessor practical expedient to not separate lease and non-lease components if specified criteria are met. The new transition method allows companies to use the effective date of the new leases standard as the date of initial application transition. Companies that elect this transition option will not adjust their comparative period financial information for the effect of ASC 842, nor will they make the new required lease disclosure for periods before the effective date. In addition, these companies will carry forward their ASC 840 disclosures for comparative periods. The practical expedient permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 does not make any substantive changes to the core provisions or principals of the new leases standard. The Company expects to adopt the new guidance on January 1, 2019 and use the effective date as the date of initial application.

The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on the Company’s results of operations, financial position and cash flows. The Company has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. As a lessee, United had $69,844 in total future minimum lease payments for operating leases as of December 31, 2017. Management is substantially complete with its contract review and will update for any activity during the fourth quarter of 2018. The initial measurement of the leases is currently under evaluation. To assist in determining this information as well as the additional requirements of the new standard, the Company has evaluated and selected a third-party lease accounting software solution as part of its implementation strategy. All lease data necessary to apply the new standard has been accumulated and entered into the new leasing software program. The Company is currently in the process of validating the accuracy of such information. The Company is also finalizing documentation of the new lease accounting process and has drafted internal controls over financial reporting as part of the implementation process.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five-step principle-based approach for determining revenue recognition. For United, revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income, gains and losses from securities, income from bank-owned life insurance (BOLI) and income from mortgage banking activities are not impacted by the standard. Based on a review and evaluation of a number of revenue contracts, United’s management determined that ASU No. 2014-09 impacts certain recurring revenue streams related to noninterest income such as fees from trust and brokerage services. However, based on an assessment of these revenue streams under the standard, management concluded that ASU No. 2014-09 does not have a material impact on the Company’s financial condition or results of operations. In addition, in the Company’s evaluation of the nature of its contracts with customers, United has determined that further disaggregation of revenue from contracts with customers into more granular categories beyond those presented in the Consolidated Statements of Income was not necessary. ASU No. 2014-09 was adopted by United on January 1, 2018 using the modified-retrospective transition method. No cumulative effect adjustment was made to the opening balance of retained earnings because the amount was considered immaterial. The impact of ASU No. 2014-09 for the first nine months of 2018 was also immaterial to United’s consolidated financial position, results of operations, shareholders’ equity, cash flows and disclosures.

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

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Cardinal acquisition is deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Cardinal. As a result of the merger, United recorded fair value discounts of $144,434 on the loans acquired, $2,281 on leases and $8,738 on trust preferred issuances, respectively, and premiums of $4,408 on land acquired, $5,072 on interest-bearing deposits and $10,740 on long-term FHLB advances, respectively. The remaining discount and premium amounts are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition except for loans and land. The discount on loans will be accreted into income based on the effective yield method. The premium on land will not be amortized. At September 30, 2018, the discounts on leases and trust preferred issuances had an average estimated remaining life of 5.00 years and 15.97 years, respectively, and the premiums on the interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 4.00 years and 3.81 years, respectively. United assumed approximately $1,825 of liabilities to provide severance benefits to terminated employees of Cardinal, which has no remaining balance as of September 30, 2018. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill are considered final as of April 21, 2018.

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

The operating results of United for the nine months ended September 30, 2018 include operating results of acquired assets and assumed liabilities. The operations of United’s metropolitan Washington D.C. geographic area, which primarily includes the acquired operations of Cardinal, provided $519,747 in total revenues, which represents net interest income plus other income, and $270,914 in net income from the period from the Cardinal Acquisition Date to September 30, 2018. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2018. Cardinal’s results of operations prior to the Cardinal Acquisition Date are not included in United’s consolidated financial statements.

3. INVESTMENT SECURITIES

Securities Available for Sale

Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$103,237	$0	$1,672	$101,565	$0
State and political subdivisions	258,656	440	6,850	252,246	0
Residential mortgage-backed securities
Agency	973,307	541	30,201	943,647	0
Non-agency	4,086	486	0	4,572	86
Commercial mortgage-backed securities
Agency	557,211	71	13,630	543,652	0
Asset-backed securities	223,350	638	386	223,602	0
Trust preferred collateralized debt obligations	6,176	253	275	6,154	2,586
Single issue trust preferred securities	8,748	127	771	8,104	0
Other corporate securities	96,113	51	1,139	95,025	0

Total	$2,230,884	$2,607	$54,924	$2,178,567	$2,672

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,735	$385	$362	$114,758	$0
State and political subdivisions	303,101	3,197	2,429	303,869	0
Residential mortgage-backed securities
Agency	821,857	2,096	9,360	814,593	0
Non-agency	4,969	543	0	5,512	86
Commercial mortgage-backed securities
Agency	457,107	1,059	3,309	454,857	0
Asset-backed securities	109,829	148	7	109,970	0
Trust preferred collateralized debt obligations	37,856	542	4,129	34,269	20,770
Single issue trust preferred securities	13,417	368	1,225	12,560	0
Other corporate securities	28,101	407	18	28,490	0
Marketable equity securities	9,712	179	13	9,878	0

Total	$1,900,684	$8,924	$20,852	$1,888,756	$20,856

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2018 and December 31, 2017.

	Less than 12 months		12 months or longer
September 30, 2018	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$89,255	$1,233	$12,311	$439
State and political subdivisions	127,202	2,166	80,886	4,684
Residential mortgage-backed securities
Agency	612,343	15,591	300,669	14,610
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	318,487	7,693	209,241	5,937
Asset-backed securities	92,432	386	0	0
Trust preferred collateralized debt obligations	0	0	2,225	275
Single issue trust preferred securities	0	0	4,950	771
Other corporate securities	78,095	1,139	0	0

Total	$1,317,814	$28,208	$610,282	$26,716

	Less than 12 months		12 months or longer
December 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,678	$230	$22,920	$132
State and political subdivisions	82,896	566	59,432	1,863
Residential mortgage-backed securities
Agency	460,414	4,621	182,482	4,739
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	282,858	2,386	70,763	923
Asset-backed securities	27,931	7	0	0
Trust preferred collateralized debt obligations	0	0	28,629	4,129
Single issue trust preferred securities	0	0	4,485	1,225
Other corporate securities	6,975	18	0	0
Marketable equity securities	0	0	363	13

Total	$897,752	$7,828	$369,074	$13,024

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Proceeds from sales and calls	$109,093	$64,257	$283,953	$631,561
Gross realized gains	93	1,781	1,314	2,840
Gross realized losses	207	1,314	1,604	1,396

At September 30, 2018, gross unrealized losses on available for sale securities were $54,924 on 733 securities of a total portfolio of 865 available for sale securities. Securities in an unrealized loss position at September 30, 2018 consisted primarily of state and political subdivision securities, and agency commercial and residential mortgage-backed securities. The state and political subdivisions securities relate to securities issued by various municipalities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $258,656 million at September 30, 2018. As of September 30, 2018, approximately 76% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of September 30, 2018. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at September 30, 2018.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,530,518 at September 30, 2018. Of the $1,530,518 amount, $557,211 was related to agency commercial mortgage-backed securities and $973,307 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2018.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $4,086 at September 30, 2018. Of the $4,086 amount, $170 was rated above investment grade and $3,916 was rated below investment grade. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2018.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2018, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired. All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2018 consisted of $3,028 in investment grade bonds and $5,720 in unrated bonds. The investment grade bonds were rated BBB-. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of September 30, 2018.

Trust preferred collateralized debt obligations (Trup Cdos)

The total amortized cost balance of United’s Trup Cdo portfolio was $6,176 as of September 30, 2018. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2018, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of September 30, 2018 is other-than-temporarily impaired.

Corporate securities

As of September 30, 2018, United’s Corporate securities portfolio had a total amortized cost balance of $96,113. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $96,113, 78% was investment grade rated and 22% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment and based on that evaluation, management determined that no corporate securities were other-than-temporarily impaired at September 30, 2018.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Balance of cumulative credit losses at beginning of period	$3,199	$22,162	$18,060	$22,162
Reductions for securities sold or paid off during the period	0	(4,102)	(14,861)	(4,102)

Balance of cumulative credit losses at end of period	$3,199	$18,060	$3,199	$18,060

The amortized cost and estimated fair value of securities available for sale at September 30, 2018 and December 31, 2017 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$76,698	$76,346	$50,311	$50,212
Due after one year through five years	500,052	490,797	386,039	384,585
Due after five years through ten years	466,155	451,981	400,129	398,208
Due after ten years	1,187,979	1,159,443	1,054,493	1,045,873
Marketable equity securities	0	0	9,712	9,878

Total	$2,230,884	$2,178,567	$1,900,684	$1,888,756

Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,103	$132	$0	$5,235
State and political subdivisions	5,798	8	1	5,805
Residential mortgage-backed securities
Agency	21	2	0	23
Single issue trust preferred securities	9,409	0	873	8,536
Other corporate securities	20	0	0	20

Total	$20,351	$142	$874	$19,619

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,187	$308	$0	$5,495
State and political subdivisions	5,797	10	0	5,807
Residential mortgage-backed securities
Agency	23	3	0	26
Single issue trust preferred securities	9,401	0	731	8,670
Other corporate securities	20	0	0	20

Total	$20,428	$321	$731	$20,018

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of September 30, 2018, the Company’s largest held-to-maturity single-issue trust preferred exposure was to SunTrust Bank ($7,432). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,432) and Royal Bank of Scotland ($977).

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the third quarter and first nine months of 2018 and 2017.

The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2018 and December 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,103	$7,235	$0	$0
Due after one year through five years	2,158	2,163	9,344	9,660
Due after five years through ten years	8,093	7,610	5,663	5,343
Due after ten years	2,997	2,611	5,421	5,015

Total	$20,351	$19,619	$20,428	$20,018

Equity securities at fair value

Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,845 at September 30, 2018. Prior to the adoption of ASU No. 2016-01 on January 1, 2018, equity securities were included in available for sale securities.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net losses recognized during the period	$(38)	$(102)
Net losses recognized during the period on equity securities sold	(2)	(4)
Unrealized gains recognized during the period on equity securities still held at period end	0	50
Unrealized losses recognized during the period on equity securities still held at period end	36	148

Other investment securities

During the third quarter of 2018, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2018 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of its cost method securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,999,152 and $1,403,565 at September 30, 2018 and December 31, 2017, respectively.

4. LOANS

Major classes of loans are as follows:

	September 30, 2018	December 31, 2017
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,336,434	$1,361,629
Nonowner-occupied commercial real estate	4,341,501	4,451,298
Other commercial loans	1,932,919	1,998,979

Total commercial, financial & agricultural	7,610,854	7,811,906
Residential real estate	3,387,268	2,996,171
Construction & land development	1,379,985	1,504,907
Consumer:
Bankcard	9,530	10,314
Other consumer	899,074	704,039

Total gross loans	$13,286,711	$13,027,337

The table above does not include loans held for sale of $234,196 and $265,955 at September 30, 2018 and December 31, 2017, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $155,526 or 1.17% of total gross loans at September 30, 2018 and $210,521 or 1.62% of total gross loans at December 31, 2017. The contractual principal in these acquired impaired loans was $205,034 and $285,964 at September 30, 2018 and December 31, 2017, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first nine months of 2018 follows:

Accretable yield at the beginning of the period	$39,098
Accretion (including cash recoveries)	(8,371)
Additions	691
Net reclassifications to accretable from non-accretable	9,112
Disposals (including maturities, foreclosures, and charge-offs)	(3,323)

Accretable yield at the end of the period	$37,207

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $25,826 and $36,360 at September 30, 2018 and December 31, 2017, respectively.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2018, United had TDRs of $63,626 as compared to $50,129 as of December 31, 2017. Of the $63,626 aggregate balance of TDRs at September 30, 2018, $50,974 was on nonaccrual, $85 were 90 days or more past due and $1,778 were 30 to 89 days past due. Of the $50,129 aggregate balance of TDRs at December 31, 2017, $30,868 was on nonaccrual, $95 were 90 days or more past due and $1,254 were 30 to 89 days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of September 30, 2018, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At September 30, 2018, United had restructured loans in the amount of $1,646 that were modified by a reduction in the interest rate, $1,849 that were modified by a combination of a reduction in the interest rate and the principal and $60,131 that were modified by a change in terms.

A loan acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2018, segregated by class of loans. No loans were restructured during the three months ended September 30, 2017.

	Troubled Debt Restructurings For the Three Months Ended
	September 30, 2018
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	5	7,420	7,364
Residential real estate	1	272	272
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	6	$7,692	$7,636

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2018 and 2017, segregated by class of loans:

	Troubled Debt Restructurings For the Nine Months Ended
	September 30, 2018			September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	1	$5,333	$5,333
Nonowner-occupied	0	0	0	0	0	0
Other commercial	9	16,992	16,890	8	24,102	22,291
Residential real estate	3	7,225	7,225	0	0	0
Construction & land development	0	0	0	1	1,456	1,400
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	12	$24,217	$24,115	10	$30,891	$29,024

During the third quarter and first nine months of 2018, $7,636 and $24,115 of restructured loans were modified by a change in loan terms. During the first nine months of 2017, $29,024 of restructured loans were modified by a change in loan terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	622	1	622
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$622	1	$622

No loans restructured during the twelve-month period ended September 30, 2017 subsequently defaulted, resulting in a principal charge-off during the three months and first nine months ended September 30, 2017.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of September 30, 2018
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,089	$18,009	$29,098	$1,307,336	$1,336,434	$1,431
Nonowner-occupied	17,182	17,557	34,739	4,306,762	4,341,501	2,015
Other commercial	7,413	49,467	56,880	1,876,039	1,932,919	1,326
Residential real estate	35,646	30,519	66,165	3,321,103	3,387,268	9,941
Construction & land development	3,406	17,069	20,475	1,359,510	1,379,985	642
Consumer:
Bankcard	649	177	826	8,704	9,530	177
Other consumer	7,874	763	8,637	890,437	899,074	502

Total	$83,259	$133,561	$216,820	$13,069,891	$13,286,711	$16,034

(1)	Other includes loans with a recorded investment of $155,526 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans
As of December 31, 2017
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,968	$13,663	$21,631	$1,339,998	$1,361,629	$458
Nonowner-occupied	10,398	20,448	30,846	4,420,452	4,451,298	634
Other commercial	11,533	68,476	80,009	1,918,970	1,998,979	940
Residential real estate	35,300	28,637	63,937	2,932,234	2,996,171	6,519
Construction & land development	1,615	17,190	18,805	1,486,102	1,504,907	385
Consumer:
Bankcard	449	186	635	9,679	10,314	186
Other consumer	9,288	968	10,256	693,783	704,039	775

Total	$76,551	$149,568	$226,119	$12,801,218	$13,027,337	$9,897

(1)	Other includes loans with a recorded investment of $210,521 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
	September 30, 2018	December 31, 2017
Commercial real estate:
Owner-occupied	$16,578	$13,205
Nonowner-occupied	15,542	19,814
Other commercial	48,141	67,536
Residential real estate	20,578	22,118
Construction & land development	16,427	16,805
Consumer:
Bankcard	0	0
Other consumer	261	193

Total	$117,527	$139,671

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of September 30, 2018
	Commercial Real Estate
	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,266,769	$4,197,966	$1,827,465	$1,302,968
Special mention	15,221	60,293	13,528	4,715
Substandard	54,444	83,242	90,023	72,302
Doubtful	0	0	1,903	0

Total	$1,336,434	$4,341,501	$1,932,919	$1,379,985

As of December 31, 2017
	Commercial Real Estate
	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,276,088	$4,312,985	$1,848,868	$1,413,706
Special mention	20,165	57,618	55,564	5,196
Substandard	65,376	80,695	90,625	86,005
Doubtful	0	0	3,922	0

Total	$1,361,629	$4,451,298	$1,998,979	$1,504,907

Credit Quality Indicators

Consumer Credit Exposure

As of September 30, 2018
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,322,863	$8,704	$890,411
Special mention	17,309	649	7,879
Substandard	47,096	177	784
Doubtful	0	0	0

Total	$3,387,268	$9,530	$899,074

As of December 31, 2017
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,945,266	$9,679	$693,727
Special mention	18,025	449	9,334
Substandard	32,880	186	978
Doubtful	0	0	0

Total	$2,996,171	$10,314	$704,039

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$58,367	$58,532	$0	$78,117	$78,419	$0
Nonowner-occupied	98,912	98,971	0	134,136	134,195	0
Other commercial	60,602	63,069	0	46,993	49,552	0
Residential real estate	33,190	34,041	0	26,751	28,202	0
Construction & land development	36,576	40,673	0	52,279	59,691	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	23	23	0	15	15	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$9,990	$9,990	$2,560	$9,132	$9,132	$2,251
Nonowner-occupied	14,468	14,468	2,683	7,797	7,797	1,592
Other commercial	50,454	59,052	16,500	60,512	70,396	16,721
Residential real estate	17,853	19,295	3,115	9,813	10,418	1,552
Construction & land development	16,816	19,470	2,494	1,383	1,383	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$68,357	$68,522	$2,560	$87,249	$87,551	$2,251
Nonowner-occupied	113,380	113,439	2,683	141,933	141,992	1,592
Other commercial	111,056	122,121	16,500	107,505	119,948	16,721
Residential real estate	51,043	53,336	3,115	36,564	38,620	1,552
Construction & land development	53,392	60,143	2,494	53,662	61,074	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	23	23	0	15	15	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$65,625	$365	$74,111	$374
Nonowner-occupied	99,005	311	148,753	178
Other commercial	56,489	313	57,302	148
Residential real estate	28,753	144	21,772	58
Construction & land development	41,036	278	42,240	348
Consumer:
Bankcard	0	0	0	0
Other consumer	23	0	25	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$7,378	$6	$11,442	$78
Nonowner-occupied	12,465	189	13,111	10
Other commercial	47,563	305	71,886	42
Residential real estate	14,975	57	15,276	16
Construction & land development	9,408	20	1,602	21
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,003	$371	$85,553	$452
Nonowner-occupied	111,470	500	161,864	188
Other commercial	104,052	618	129,188	190
Residential real estate	43,728	201	37,048	74
Construction & land development	50,444	298	43,842	369
Consumer:
Bankcard	0	0	0	0
Other consumer	23	0	25	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$69,009	$1,101	$70,477	$1,227
Nonowner-occupied	105,199	928	121,811	551
Other commercial	55,124	1,020	57,047	632
Residential real estate	27,210	501	21,397	219
Construction & land development	43,464	707	40,344	1,046
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	29	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$6,876	$18	$12,141	$393
Nonowner-occupied	11,158	251	13,492	108
Other commercial	47,736	380	71,736	685
Residential real estate	13,946	247	14,904	58
Construction & land development	6,944	60	2,195	63
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$75,885	$1,119	$82,618	$1,620
Nonowner-occupied	116,357	1,179	135,303	659
Other commercial	102,860	1,400	128,783	1,317
Residential real estate	41,156	748	36,301	277
Construction & land development	50,408	767	42,539	1,109
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	29	0

At September 30, 2018 and December 31, 2017, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $18,786 and $24,348, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2018 and December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $569 and $873, respectively.

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payments receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and nine months ended September 30, 2018, the re-estimation of the expected cash flows related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $924 and $3,004, respectively, as compared to a reversal of provision for loan losses expense of $43 and $415, respectively, for the three and nine months ended September 30, 2017.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,144 and $679 at September 30, 2018 and December 31, 2017, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses For the Three Months Ended September 30, 2018
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$3,213	$6,183	$48,191	$10,380	$6,592	$2,419	$157	$77,135
Charge-offs	1,478	0	4,432	365	110	659	0	7,044
Recoveries	415	395	394	558	134	146	0	2,042
Provision	2,391	22	291	1,067	480	575	(18)	4,808

Ending balance	$4,541	$6,600	$44,444	$11,640	$7,096	$2,481	$139	$76,941

Allowance for Loan Losses and Carrying Amount of Loans For the Nine Months Ended September 30, 2018
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	3,221	314	13,095	1,357	642	1,985	0	20,614
Recoveries	1,160	548	1,484	916	145	485	0	4,738
Provision	1,201	(3)	10,866	2,154	406	1,500	66	16,190

Ending balance	$4,541	$6,600	$44,444	$11,640	$7,096	$2,481	$139	$76,941

Ending Balance: individually evaluated for impairment	$2,560	$2,683	$16,500	$3,116	$2,494	$0	$0	$27,353
Ending Balance: collectively evaluated for impairment	$1,981	$3,917	$27,944	$8,524	$4,602	$2,481	$139	$49,588
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,336,434	$4,341,501	$1,932,919	$3,387,268	$1,379,985	$908,604	$0	$13,286,711
Ending Balance: individually evaluated for impairment	$29,391	$22,768	$73,544	$19,994	$16,875	$0	$0	$162,572
Ending Balance: collectively evaluated for impairment	$1,284,114	$4,250,305	$1,830,646	$3,351,837	$1,343,130	$908,581	$0	$12,968,613
Ending Balance: loans acquired with deteriorated credit quality	$22,929	$68,428	$28,729	$15,437	$19,980	$23	$0	$155,526

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2017
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	2,246	296	21,189	2,973	3,337	2,822	0	32,863
Recoveries	2,599	244	3,395	601	726	748	0	8,313
Provision	(225)	(462)	29,896	(1,471)	(808)	1,750	(274)	28,406

Ending balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627

Ending Balance: individually evaluated for impairment	$2,251	$1,592	$16,721	$1,552	$229	$0	$0	$22,345
Ending Balance: collectively evaluated for impairment	$3,150	$4,777	$28,468	$8,375	$6,958	$2,481	$73	$54,282
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,361,629	$4,451,298	$1,998,979	$2,996,171	$1,504,907	$714,353	$0	$13,027,337
Ending Balance: individually evaluated for impairment	$36,721	$21,851	$78,715	$14,316	$16,921	$0	$0	$168,524
Ending Balance: collectively evaluated for impairment	$1,291,379	$4,320,997	$1,892,706	$2,967,666	$1,461,206	$714,338	$0	$12,648,292
Ending Balance: loans acquired with deteriorated credit quality	$33,529	$108,450	$27,558	$14,189	$26,780	$15	$0	$210,521

7. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2018
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($60,482)	$0	($0)	$98,359	($60,482)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2017
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($54,453)	$0	$0	$98,359	($54,453)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,473,265		$5,115		$1,478,380

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2017	$1,473,265	$5,115	$1,478,380
Addition to goodwill from Cardinal acquisition	(566)	200	(366)

Goodwill at September 30, 2018	$1,472,699	$5,315	$1,478,014

United incurred amortization expense on intangible assets of $2,009 and $6,029 for the quarter and nine months ended September 30, 2018, respectively, and $2,240 and $5,381 for the quarter and nine months ended September 30, 2017, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2017:

Year	Amount
2018	$8,039
2019	7,016
2020	6,309
2021	5,369
2022 and thereafter	17,173

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2018, federal funds purchased were $25,790 while total securities sold under agreements to repurchase (REPOs) were $153,718. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2018, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2018, United had an unused borrowing amount of approximately $3,986,778 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At September 30, 2018, $1,284,781 of FHLB advances with a weighted-average interest rate of 2.13% are scheduled to mature within the next seven years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2018	$970,890
2019	187,224
2020	41,779
2021	52,667
2022 and thereafter	32,221

Total	$1,284,781

At September 30, 2018, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2018 and December 31, 2017, the outstanding balance of the Debentures was $234,590 and $242,446, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $3,861,482 and $4,224,719 of loan commitments outstanding as of September 30, 2018 and December 31, 2017, respectively, the majority of which contractually expire within one year. Included in the September 30, 2018 amount are commitments to extend credit of $433,931 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2018 and December 31, 2017, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $132,735 and $147,017 as of September 30, 2018 and December 31, 2017, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $516 as of September 30, 2018.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2018 and December 31, 2017.

	Asset Derivatives
	September 30, 2018			December 31, 2017
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$86,655	$4,042	Other assets	$71,831	$538

Total derivatives designated as hedging instruments		$86,655	$4,042		$71,831	$538

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$31,024	$2
TBA mortgage-backed securities	Other assets	223,500	1,161		0	0
Interest rate lock commitments	Other assets	135,069	3,991	Other assets	148,866	4,559

Total derivatives not designated as hedging instruments		$358,569	$5,152		$179,890	$4,561

Total asset derivatives		$445,224	$9,194		$251,721	$5,099

	Liability Derivatives
	September 30, 2018			December 31, 2017
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$18,795	$165

Total derivatives designated as hedging instruments		$0	$0		$18,795	$165

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$22,521	$197	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	236,500	312
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$22,521	$197		$236,500	$312

Total liability derivatives		$22,521	$197		$255,295	$477

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2018	September 30, 2017
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(24)	$(208)

Total derivatives in hedging relationships		$(24)	$(208)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(197)	(257)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	2,583	123
Interest rate lock commitments	Income from Mortgage Banking Activities	(3,262)	(4,484)

Total derivatives not designated as hedging instruments		$(876)	$(4,618)

Total derivatives		$(900)	$(4,826)

		Nine Months Ended
	Income Statement Location	September 30, 2018	September 30, 2017
Derivatives in fair value hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(42)	$(648)
Cash Flow Hedges:
Forward loan sales commitments	Other income	0	0

Total derivatives in hedging relationships		$(42)	$(648)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(12)	(427)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,473	2,907
Interest rate lock commitments	Income from Mortgage Banking Activities	(1,643)	(3,465)

Total derivatives not designated as hedging instruments		$(182)	$(985)

Total derivatives		$(224)	$(1,633)

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

The three levels of the fair value hierarchy, based on these two types of inputs, are as follows:

Level 1	—	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2	—	Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3	—	Valuation is based on prices, inputs and model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

Securities available for sale and equity securities: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management’s review consists of comparing fair values assigned by third party vendors to trades and offerings observed by management. The review requires some degree of judgment as to the number or percentage of securities to review on the part of management which could fluctuate based on results of past reviews and in comparison to current expectations. Exceptions that are deemed to be material are reviewed by management. Additionally, to assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2018, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2018. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.

Loans held for sale: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.12% to 0.49% with a weighted average increase of 0.28%.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.12% to 0.49% with a weighted average increase of 0.28%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2018 Using
Description	Balance as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$101,565	$0	$101,565	$0
State and political subdivisions	252,246	0	252,246	0
Residential mortgage-backed securities
Agency	943,647	0	943,647	0
Non-agency	4,572	0	4,572	0
Commercial mortgage-backed securities
Agency	543,652	0	543,652	0
Asset-backed securities	223,602	0	223,602	0
Trust preferred collateralized debt obligations	6,154	0	0	6,154
Single issue trust preferred securities	8,104	0	8,104	0
Other corporate securities	95,025	6,879	88,146	0

Total available for sale securities	2,178,567	6,879	2,165,534	6,154
Equity securities:
Financial services industry	173	173	0	0
Equity mutual funds (1)	5,073	5,073	0	0
Other equity securities	4,599	4,599	0	0

Total equity securities	9,845	9,845	0	0
Loans held for sale	231,310	0	0	231,310
Derivative financial assets:
Interest rate swap contracts	4,042	0	4,042	0
Forward sales commitments	0	0	0	0
Interest rate lock commitments	3,991	0	0	3,991
TBA mortgage-backed securities	1,161	0	1,161	0

Total derivative financial assets	9,194	0	5,203	3,991
Liabilities
Derivative financial liabilities:
Forward sales commitments	197	0	197	0

Total derivative financial liabilities	197	0	197	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2017 Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,758	$0	$114,758	$0
State and political subdivisions	303,869	0	303,869	0
Residential mortgage-backed securities
Agency	814,593	0	814,593	0
Non-agency	5,512	0	5,512	0
Commercial mortgage-backed securities
Agency	454,857	0	454,857	0
Asset-backed securities	109,970	0	109,970	0
Trust preferred collateralized debt obligations	34,269	0	0	34,269
Single issue trust preferred securities	12,560	0	12,560	0
Other corporate securities	28,490	0	28,490	0

Total available for sale debt securities	1,878,878	0	1,844,609	34,269
Available for sale equity securities:
Financial services industry	3,545	331	3,214	0
Equity mutual funds (1)	6,332	6,332	0	0
Other equity securities	1	1	0	0

Total available for sale equity securities	9,878	6,664	3,214	0

Total available for sale securities	1,888,756	6,664	1,847,823	34,269
Loans held for sale	263,308	0	0	263,308
Derivative financial assets:
Interest rate swap contracts	538	0	538	0
Interest rate lock commitments	4,561	0	2	4,559

Total derivative financial assets	5,099	0	540	4,559
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	165	0	165	0
TBA mortgage-backed securities	312	0	312	0

Total derivative financial liabilities	477	0	477	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2018 and the year ended December 31, 2017.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2018 and December 31, 2017 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2018	December 31, 2017
Balance, beginning of period	$34,269	$33,552
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	28	9
Included in other comprehensive income	1,157	8,757
Purchases, issuances, and settlements	0	0
Sales	(29,300)	(8,049)
Transfers in and/or out of Level 3	0	0

Balance, end of period	$6,154	$34,269

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	September 30, 2018	December 31, 2017
Balance, beginning of period	$263,308	$0
Acquired in Cardinal merger	0	271,301
Originations	2,089,366	2,333,927
Sales	(2,148,777)	(2,408,945)
Total gains or losses during the period recognized in earnings	54,829	58,132
Transfers in and/or out of Level 3	(27,416)	8,893

Balance, end of period	$231,310	$263,308

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2018	December 31, 2017
Balance, beginning of period	$4,559	$0
Acquired in Cardinal merger	0	10,393
Transfers other	(568)	(5,834)

Balance, end of period	$3,991	$4,559

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Assets
Loans held for sale
Income from mortgage banking activities	$(5,929)	$(5,090)

Description	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Assets
Loans held for sale
Income from mortgage banking activities	$(2,838)	$(7,529)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2018			December 31, 2017
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$227,943	$231,310	$3,367	$257,674	$263,308	$5,634

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2018. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first nine months of 2018 and 2017.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2018	Carrying value at September 30, 2018			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans held for sale	$2,886	$0	$2,886	$0	$0
Impaired Loans	109,582	0	98,171	11,411	4,177
OREO	18,786	0	18,786	0	796
Description	Balance as of December 31, 2017	Carrying value at December 31, 2017			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans held for sale	$2,647	$0	$2,647	$0	$14
Impaired Loans	88,637	0	70,950	17,687	12,291
OREO	24,348	0	24,151	197	4,200

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

Loans: For September 30, 2018, fair values of loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, the fair values of certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans were based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) were estimated using discounted cash flow analyses, using market interest rates being offered at that time for loans with similar terms to borrowers of similar creditworthiness, which included adjustments for liquidity concerns. For acquired impaired loans, fair value was assumed to equal United’s carrying value, which represented the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Loan Losses recorded for these loans.

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments, including those measured at amortized cost on the balance sheet, are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Cash and cash equivalents	$1,254,686	$1,254,686	$0	$1,254,686	$0
Securities available for sale	2,178,567	2,178,567	6,879	2,165,534	6,154
Securities held to maturity	20,351	19,619	0	16,599	3,020
Equity securities	9,845	9,845	9,845	0	0
Other securities	166,749	166,749	0	0	166,749
Loans held for sale	234,196	234,196	0	2,886	231,310
Loans	13,199,799	12,488,175	0	0	12,488,175
Derivative financial assets	9,194	9,194	0	5,203	3,991
Deposits	14,091,172	14,052,668	0	14,052,668	0
Short-term borrowings	379,508	379,508	0	379,508	0
Long-term borrowings	1,319,371	1,293,611	0	1,293,611	0
Derivative financial liabilities	197	197	0	197	0
December 31, 2017
Cash and cash equivalents	$1,666,167	$1,666,167	$0	$1,666,167	$0
Securities available for sale	1,888,756	1,888,756	6,664	1,847,823	34,269
Securities held to maturity	20,428	20,018	0	16,998	3,020
Other securities	162,461	154,338	0	0	154,338
Loans held for sale	265,955	265,955	0	2,647	263,308
Loans	12,934,794	12,437,797	0	0	12,437,797
Derivative financial assets	5,099	5,099	0	540	4,559
Deposits	13,830,591	14,024,720	0	14,024,720	0
Short-term borrowings	477,587	477,587	0	477,587	0
Long-term borrowings	1,363,977	1,338,754	0	1,338,754	0
Derivative financial liabilities	477	477	0	477	0

13. STOCK BASED COMPENSATION

On May 18, 2016, United’s shareholders approved the 2016 Long-Term Incentive Plan (2016 LTI Plan). The 2016 LTI Plan became effective as of May 18, 2016. An award granted under the 2016 LTI Plan may consist of any non-qualified stock options or incentive stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2016 LTI Plan is 1,700,000. The 2016 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the Board). Unless otherwise determined by the Board, the Compensation Committee of the Board (the Committee) shall administer the 2016 LTI Plan. Any and all shares may be issued in respect of any of the types of Awards, provided that (1) the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is 500,000, and (2) the aggregate number of shares that may be issued pursuant to stock options is 1,200,000. The shares to be offered under the 2016 LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee director during any calendar year is 10,000. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 5,000 shares to any individual non-employee director. Subject to certain change in control provisions, the 2016 LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form S-8 was filed on July 29, 2016 with the Securities and Exchange Commission to register all the shares which were available for the 2016 LTI Plan. During the first nine months of 2018, a total of 276,192 non-qualified stock options and 97,004 shares of restricted stock were granted under the 2016 LTI Plan.

Compensation expense of $1,024 and $3,016 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2018, respectively, as compared to the compensation expense of $909 and $2,589 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2017, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of September 30, 2018, and the changes during the first nine months of 2018 are presented below:

	Nine Months Ended September 30, 2018
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price

Outstanding at January 1, 2018	1,558,438			$31.09
Granted	276,192			37.60
Exercised	(60,161)			23.03
Forfeited or expired	(24,007)			32.66

Outstanding at September 30, 2018	1,750,462	$9,624,912	5.8	$32.36

Exercisable at September 30, 2018	1,169,402	$9,508,502	4.4	$28.78

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2018	507,871	$7.89
Granted	276,192	7.56
Vested	(187,815)	7.53
Forfeited or expired	(15,188)	7.67

Nonvested at September 30, 2018	581,060	$7.86

During the nine months ended September 30, 2018 and 2017, 60,161 and 163,562 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2018 and 2017 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2018 and 2017 was $851 and $3,078 respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	170,496	$40.05
Granted	97,004	37.60
Vested	(62,411)	37.59
Forfeited	(4,253)	38.42

Outstanding at September 30, 2018	200,836	$39.67

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

Net periodic pension cost for the three and nine months ended September 30, 2018 and 2017 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Service cost	$673	$574	$1,997	$1,705
Interest cost	1,324	1,293	3,927	3,837
Expected return on plan assets	(2,578)	(2,072)	(7,651)	(6,148)
Recognized net actuarial loss	1,174	1,111	3,485	3,298

Net periodic pension (benefit) cost	$593	$906	$1,758	$2,692

Weighted-Average Assumptions:
Discount rate	3.83%	4.49%	3.83%	4.49%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of September 30, 2018 and 2017, the total amount of accrued interest related to uncertain tax positions was $649 and $548, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015, 2016 and 2017 and certain State Taxing authorities for the years ended December 31, 2015 through 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% effective January 1, 2018 and made numerous other tax law changes. U.S. generally accepted accounting principles (GAAP) requires companies to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, United was required to remeasure deferred tax assets and liabilities at the new tax rate and as a result, recorded deferred tax expense of $37,732 in the fourth quarter of 2017. Reasonable estimates were made based on the Company’s analysis of the Tax Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained as provided for under Staff Accounting Bulletin 118 (“SAB 118”). Additional information that may affect our provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of United’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Act. Management continues to evaluate other potential impacts of the Tax Act. The Company did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of September 30, 2018.

United’s effective tax rate was 21.77% and 22.25% for the third quarter and first nine months of 2018 and 32.91% and 33.68% for the third quarter and first nine months of 2017. The lower effective tax rate for the third quarter and first nine months of 2018 was due mainly to the Tax Act.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net Income	$64,412	$56,738	$192,392	$132,606
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	0	0	(60)
Related income tax effect	0	0	0	22
Less: OTTI charges recognized in net income	0	0	0	60
Related income tax benefit	0	0	0	(22)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	0	0
Related income tax benefit	0	0	0	0

Net unrealized (losses) gains on AFS securities with OTTI	0	0	0	0
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	(9,995)	3,584	(42,696)	14,846
Related income tax effect	2,329	(1,326)	11,621	(5,493)
Net reclassification adjustment for (gains) losses included in net income	114	(467)	290	(1,444)
Related income tax expense (benefit)	(27)	173	(68)	534

	(7,579)	1,964	(30,853)	8,443

Net effect of AFS securities on other comprehensive income	(7,579)	1,964	(30,853)	8,443
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	2	2	6	6
Related income tax expense	(0)	(0)	(2)	(2)

Net effect of HTM securities on other comprehensive income	2	2	4	4
Pension plan:
Recognized net actuarial loss	1,174	1,111	3,485	3,298
Related income tax benefit	(256)	(394)	(782)	(1,191)

Net effect of change in pension plan asset on other comprehensive income	918	717	2,703	2,107

Total change in other comprehensive income	(6,659)	2,683	(28,146)	10,554

Total Comprehensive Income	$57,753	$59,421	$164,246	$143,160

The components of accumulated other comprehensive income for the nine months ended September 30, 2018 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Nine Months Ended September 30, 2018
	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2018	($6,204)	($46)	($35,775)	($42,025)
Cumulative effect of adopting Accounting Standard Update 2016-01	(136)	0	0	(136)
Reclass due to adopting Accounting Standard Update 2018-02	(1,632)	0	(4,721)	(6,353)
Other comprehensive income before reclassification	(31,075)	4	0	(31,071)
Amounts reclassified from accumulated other comprehensive income	222	0	2,703	2,925

Net current-period other comprehensive income, net of tax	(30,853)	4	2,703	(28,146)

Balance at September 30, 2018	($38,825)	($42)	($37,793)	($76,660)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2018
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Net investment securities (losses) gains
Net reclassification adjustment for losses (gains) included in net income	290	Net investment securities (losses) gains

	290	Total before tax
Related income tax effect	(68)	Tax expense

	222	Net of tax
Pension plan:
Recognized net actuarial loss	3,485 (a)

	3,485	Total before tax
Related income tax effect	(782)	Tax expense

	2,703	Net of tax

Total reclassifications for the period	$2,925

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Distributed earnings allocated to common stock	$35,234	$34,587	$106,429	$95,871
Undistributed earnings allocated to common stock	29,060	22,065	85,617	36,518

Net earnings allocated to common shareholders	$64,294	$56,652	$192,046	$132,389

Average common shares outstanding	103,617,590	104,760,153	104,382,094	95,040,664
Equivalents from stock options	316,369	307,969	297,782	409,962

Average diluted shares outstanding	103,933,959	105,068,122	104,679,876	95,450,626

Earnings per basic common share	$0.62	$0.54	$1.84	$1.39
Earnings per diluted common share	$0.62	$0.54	$1.83	$1.39

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2018			As of December 31, 2017
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,873	$248,921	$8,952	$266,669	$257,674	$8,995

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2018 and 2017 is as follows:

	At and For the Three Months Ended September 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$149,770	$388	$(3,168)	$1,785	$148,775
Provision for loans losses	4,808	0	0	0	4,808
Other income	18,717	16,478	58	(3,567)	31,686
Other expense	75,255	17,957	1,885	(1,782)	93,315
Income taxes	19,296	(246)	(1,124)	0	17,926

Net income (loss)	$69,128	$(845)	$(3,871)	$0	$64,412

Total assets (liabilities)	$19,080,734	$288,638	$12,545	$(194,274)	$19,187,643
Average assets (liabilities)	18,982,530	303,556	5,468	(243,867)	19,047,689

	At and For the Three Months Ended September 30, 2017
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$152,886	$(36)	$(2,574)	$0	$150,276
Provision for loans losses	7,279	0	0	0	7,279
Other income	18,373	19,936	(80)	0	38,229
Other expense	74,553	24,036	(1,937)	0	96,652
Income taxes	29,490	(1,332)	(322)	0	27,836

Net income (loss)	$59,937	$(2,804)	$(395)	$0	$56,738

Total assets (liabilities)	$19,083,318	$350,483	$(900)	$(302,923)	$19,129,978
Average assets (liabilities)	18,889,710	321,744	(13,994)	(269,675)	18,927,785

	At and For the Nine Months Ended September 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$444,840	$1,028	$(8,794)	$4,866	$441,940
Provision for loans losses	16,190	0	0	0	16,190
Other income	53,952	54,829	(696)	(9,200)	98,885
Other expense	224,240	57,566	(295)	(4,334)	277,177
Income taxes	57,519	(385)	(2,068)	0	55,066

Net income (loss)	$200,843	$(1,324)	$(7,127)	$0	$192,392

Total assets (liabilities)	$19,080,734	$288,638	$12,545	$(194,274)	$19,187,643
Average assets (liabilities)	18,718,295	284,100	8,043	(240,505)	18,769,934

	At and For the Nine Months Ended September 30, 2017
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$401,044	$54	$(6,957)	$0	$394,141
Provision for loans losses	21,429	0	0	0	21,429
Other income	53,409	42,329	3,143	0	98,881
Other expense	215,935	42,744	12,952	0	271,631
Income taxes	73,214	(39)	(5,819)	0	67,356

Net income (loss)	$143,875	$(322)	$(10,947)	$0	$132,606

Total assets (liabilities)	$19,083,318	$350,483	$(900)	$(302,923)	$19,129,978
Average assets (liabilities)	17,180,219	187,118	(20,402)	(159,291)	17,187,644

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of operations of Cardinal are included in the consolidated results of operations from their respective dates of acquisition. As a result of the Cardinal acquisition, the first nine months of 2018 was impacted by increased levels of average balances, income, and expense as compared to the first nine months of 2017. In addition, the first nine months of 2017 included $24.99 million of merger-related expenses from the Cardinal acquisition.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2018, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Credit Losses

As explained in Note 6, Allowance for Credit Losses to the unaudited Consolidated Financial Statements, the allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At September 30, 2018, the allowance for loan losses was $76.94 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.69 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the third quarter of 2018 net income by approximately $6.02 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6. A discussion of the factors leading to changes in the amount of the allowance for credit losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Additional information relating to United’s loans is included in Note 4, Loans to the unaudited Consolidated Financial Statements.

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

At September 30, 2018, approximately 13.34% of total assets, or $2.56 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 90.12% or $2.31 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately $252.87 million or 9.88% of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were pooled trust preferred investment securities classified as available-for-sale. At September 30, 2018, only $197 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 12, Fair Value Measurements, to the unaudited Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas are further discussed in this MD&A.

FINANCIAL CONDITION

United’s total assets as of September 30, 2018 were $19.19 billion, which was relatively flat from December 31, 2017, increasing $128.68 million or less than 1% from December 31, 2017. The slight increase was mainly due to an increase of $265.32 million or 2.04% in portfolio loans. Investment securities increased $303.87 million or 14.67%. Loans held for sale decreased $31.76 million or 11.94%. Cash and cash equivalents decreased $411.48 million or 24.70%. Other assets were relatively flat, increasing $1.32 million or less than 1%. Total liabilities were relatively flat, increasing $118.09 million or less than 1% from year-end 2017. Deposits increased $260.58 million or 1.88%. Borrowings decreased $142.69 million or 7.75% while accrued expenses and other liabilities remained flat, decreasing $275 thousand or less than 1%. Shareholders’ equity was relatively flat from December 31, 2017, increasing $10.60 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2018 decreased $411.48 million or 24.70% from year-end 2017. Of this total decrease, cash and due from banks decreased $4.93 million or 2.51% while interest-bearing deposits with other banks decreased $406.56 million or 27.68% as United used excess cash to mainly invest in securities and grow loans. Federal funds increased $10 thousand or 1.27%. During the first nine months of 2018, net cash of $218.77 million was provided by operating activities while $592.24 million and $38.02 million were used in investing activities and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2018 and 2017.

Securities

Total investment securities at September 30, 2018 increased $303.87 million or 14.67% from year-end 2017. Securities available for sale increased $289.81 million or 15.34%. This change in securities available for sale reflects $287.46 million in sales, maturities and calls of securities, $629.76 million in purchases, and a decrease of $40.39 million in market value. Securities held to maturity were flat, declining $77 thousand or less than 1% from year-end 2017 due to calls and maturities of securities. Equity securities, now carried at fair value, were $9.85 million at September 30, 2018. Other investment securities increased $4.29 million or 2.64% from year-end 2017 due mainly to the purchase of Federal Home Loan Bank (FHLB) stock.

The following table summarizes the changes in the available for sale securities since year-end 2017:

(Dollars in thousands)	September 30 2018	December 31 2017	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$101,565	$114,758	$(13,193)	(11.50%)
State and political subdivisions	252,246	303,869	(51,623)	(16.99%)
Mortgage-backed securities	1,491,871	1,274,962	216,909	17.01%
Asset-backed securities	223,602	109,970	113,632	103.33%
Market equity securities	0	9,878	(9,878)	(100.00%)
Trust preferred collateralized debt obligations	6,154	34,269	(28,115)	(82.04%)
Single issue trust preferred securities	8,104	12,560	(4,456)	(35.48%)
Corporate securities	95,025	28,490	66,535	233.54%

Total available for sale securities, at fair value	$2,178,567	$1,888,756	$289,811	15.34%

The following table summarizes the changes in the held to maturity securities since year-end 2017:

(Dollars in thousands)	September 30 2018	December 31 2017	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,103	$5,187	$(84)	(1.62%)
State and political subdivisions	5,798	5,797	1	0.02%
Mortgage-backed securities	21	23	(2)	(8.70%)
Single issue trust preferred securities	9,409	9,401	8	0.09%
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$20,351	$20,428	$(77)	(0.38%)

At September 30, 2018, gross unrealized losses on available for sale securities were $54.92 million. Securities in an unrealized loss position at September 30, 2018 consisted primarily of state and political subdivision securities, and agency commercial and residential mortgage-backed securities. The state and political subdivisions securities relate to securities issued by various municipalities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of September 30, 2018, United’s mortgage-backed securities had an amortized cost of $1.53 billion, with an estimated fair value of $1.49 billion. The portfolio consisted primarily of $973.33 million in agency residential mortgage-backed securities with a fair value of $943.67 million, $4.09 million in non-agency residential mortgage-backed securities with an estimated fair value of $4.57 million, and $557.21 million in commercial agency mortgage-backed securities with an estimated fair value of $543.65 million.

As of September 30, 2018, United’s corporate securities had an amortized cost of $247.68 million, with an estimated fair value of $246.40 million. The portfolio consisted primarily of $6.18 million in Trup Cdos with a fair value of $6.15 million and $18.16 million in single issue trust preferred securities with an estimated fair value of $16.64 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $223.35 million and a fair value of $223.60 million and other corporate securities, with an amortized cost of $96.13 million and a fair value of $95.05 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. During the first quarter of 2018, seven Trup Cdos were sold and one Trup Cdo was redeemed at par. During the second quarter of 2018, one additional Trup Cdo was redeemed at par. United’s Trup Cdos had a fair value of $6.15 million as of September 30, 2018. As of September 30, 2018, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.64 million as of September 30, 2018. Of the $16.64 million, $3.93 million or 23.59% were investment grade; $5.47 million or 32.90% were split rated; $2.29 million or 13.77% were below investment grade; and $4.95 million or 29.74% were unrated. The two largest exposures accounted for 71.48% of the $16.64 million. These included SunTrust Bank at $6.95 million and Emigrant Bank at $4.95 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2018:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,720	$4,950	$770
M&T Bank	NR	BBB-	BBB-	3,028	3,155	(127)

				$8,748	$8,105	$643

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank (amortized cost balance of $7.43 million) and Royal Bank of Scotland (amortized cost balance of $977 thousand).

During the third quarter of 2018, United did not recognize any other-than-temporary impairment on any of its investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2018 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale decreased $31.76 million or 11.94% from year-end 2017 mainly due to a $27.42 million transfer from loans held for sale to portfolio loans. Loan originations for the first nine months of 2018 were $1.58 billion while loans sales were also $1.58 billion. Loans held for sale were $234.20 million at September 30, 2018 as compared to $265.96 million at year-end 2017.

Portfolio Loans

Loans, net of unearned income, increased $265.32 million or 2.04% from year-end 2017. Since year-end 2017, residential real estate loans increased $391.10 million or 13.05% and consumer loans increased $194.25 million or 27.19%, due mainly to an increase in automobile loans. Partially offsetting these increases was a decrease in commercial, financial and agricultural loans of $201.05 million or 2.57% as commercial real estate loans decreased $134.99 million or 2.32% and commercial loans (not secured by real estate) decreased $66.06 million or 3.30%. In addition, construction and land development loans decreased $124.92 million or 8.30%.

The following table summarizes the changes in the major loan classes since year-end 2017:

(Dollars in thousands)	September 30 2018	December 31 2017	$ Change	% Change
Loans held for sale	$234,196	$265,955	$(31,759)	(11.94%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,336,434	$1,361,629	$(25,195)	(1.85%)
Nonowner-occupied commercial real estate	4,341,501	4,451,298	(109,797)	(2.47%)
Other commercial loans	1,932,919	1,998,979	(66,060)	(3.30%)

Total commercial, financial, and agricultural	$7,610,854	$7,811,906	$(201,052)	(2.57%)
Residential real estate	3,387,268	2,996,171	391,097	13.05%
Construction & land development	1,379,985	1,504,907	(124,922)	(8.30%)
Consumer:
Bankcard	9,530	10,314	(784)	(7.60%)
Other consumer	899,074	704,039	195,035	27.70%

Total gross loans	$13,286,711	$13,027,337	$259,374	1.99%
Less: Unearned income	(9,971)	(15,916)	5,945	(37.35%)

Total Loans, net of unearned income	$13,276,740	$13,011,421	$265,319	2.04%

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	4,780,708	$2,511,741	$1,098,457	$903,085	$9,293,991
Acquired	2,830,146	875,527	281,528	5,519	3,992,720

Total gross loans	$7,610,854	$3,387,268	$1,379,985	$908,604	$13,286,711

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,647,745	$1,974,804	$1,032,629	$707,661	$8,362,839
Acquired	3,164,161	1,021,367	472,278	6,692	4,664,498

Total gross loans	$7,811,906	$2,996,171	$1,504,907	$714,353	$13,027,337

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets were relatively flat from year-end 2017, increasing $1.32 million or less than 1% from year-end 2017. Deferred taxes increased $4.60 million. In addition, derivative assets and bank owned life insurance policies increased $4.19 million and $4.00 million, respectively, due to a change in fair value and dealer reserve increased $4.75 million due to an increase in automobile loans. Partially offsetting these increases were decreases in core deposit intangibles of $6.03 million due to amortization, income taxes receivable of $3.52 million and other real estate owned of $5.56 million due to sales and declines in fair value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2018 increased $260.58 million or 1.88%. In terms of composition, interest-bearing deposits were relatively flat, increasing $84.45 million or less than 1% while noninterest-bearing deposits increased $176.13 million or 4.10% from December 31, 2017.

Noninterest-bearing deposits consists of demand deposit and noninterest bearing money market (MMDA) account balances. The $176.13 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $144.73 million or 4.35%. Personal noninterest-bearing deposits were flat, increasing $2.28 million or less than 1%. Partially offsetting these increases was a decrease of $4.07 million or 3.18% in public funds noninterest-bearing deposits.

Interest-bearing deposits consists of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs increased $2.14 billion while NOW accounts decreased $1.80 billion since year-end 2017 due mainly to sweep activity of $1.67 billion from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank. Otherwise, interest-bearing MMDAs increased $464.76 million or 12.37% as brokered MMDAs, commercial MMDAs, and personal MMDAs were up $219.72 million, $110.56 million, and $68.56 million, respectively. In addition, public funds MMDAs increased $65.92 million. Excluding the sweep activity, NOW accounts decreased $125.63 million or 5.82% mainly due to a decrease of $180.28 million in personal NOW accounts and a $24.25 million decrease in commercial NOW accounts. Partially offsetting these decreases was an increase of $78.90 million in public funds NOW accounts.

Regular savings decreased $36.49 million or 3.53% from year-end 2017 mainly due to a $50.08 million decrease in personal savings accounts which was partially offset by a $12.98 million increase in commercial savings accounts.

Time deposits under $100,000 decreased $65.4 million or 8.23% from year-end 2017. This decrease in time deposits under $100,000 is the result of decreases of $17.72 million and $29.34 million in fixed rate certificates of deposits (CDs) and Certificate of Deposit Account Registry Service (CDARS) balances, respectively. In addition, variable rate CDs decreased $20.80 million.

Since year-end 2017, time deposits over $100,000 decreased $152.79 million or 8.52% as CDARS balances decreased $335.16 million, which was partially offset by a $95.26 million increase in brokered deposits, a $24.14 million increase in fixed rate CDs over $100,000, and a $70.52 million increase in public funds CDs over $100,000.

The following table summarizes the changes in the deposit categories since year-end 2017:

(Dollars in thousands)	September 30 2018	December 31 2017	$ Change	% Change
Demand deposits	$1,900,015	$4,294,687	$(2,394,672)	(55.76%)
Interest-bearing checking	357,477	2,156,974	(1,799,497)	(83.43%)
Regular savings	997,610	1,034,100	(36,490)	(3.53%)
Money market accounts	8,465,689	3,756,259	4,709,430	125.38%
Time deposits under $100,000	729,737	795,137	(65,400)	(8.23%)
Time deposits over $100,000 (1)	1,640,644	1,793,434	(152,790)	(8.52%)

Total deposits	$14,091,172	$13,830,591	$260,581	1.88%

(1)	Includes time deposits of $250,000 or more of $979,015 and $790,703 at September 30, 2018 and December 31, 2017, respectively.

Borrowings

Total borrowings at September 30, 2018 decreased $142.69 million or 7.75% from year-end 2017. During the first nine months of 2018, short-term borrowings decreased $98.08 million or 20.54% due to a $107.63 million decrease in short-term securities sold under agreements to repurchase. Federal funds purchased decreased $9.56 million or 58.85%. Long-term borrowings decreased $44.61 million or 3.27% from year-end 2017 due to the redemption of a trust preferred issuance (Century Trust) and the repayment of a wholesale security sold under an agreement to repurchase.

The table below summarizes the change in the borrowing categories since year-end 2017:

(Dollars in thousands)	September 30 2018	December 31 2017	$ Change	% Change
Federal funds purchased	$25,790	$16,235	$9,555	58.85%
Short-term securities sold under agreements to repurchase	153,718	261,352	(107,634)	(41.18%)
Long-term securities sold under agreements to repurchase	0	50,000	(50,000)	(100.00%)
Short-term FHLB advances	200,000	200,000	0	0.00%
Long-term FHLB advances	1,084,781	1,071,531	13,250	1.24%
Issuances of trust preferred capital securities	234,590	242,446	(7,856)	(3.24%)

Total borrowings	$1,698,879	$1,841,564	$142,685	(7.75%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2018 was flat, decreasing $275 thousand or less than 1% from year-end 2017. In particular, the pension liability declined $8.71 million due to a discretionary contribution of $7.00 million to the Company’s pension plan during the first quarter, business franchise taxes decreased $1.97 million, incentive payables declined $1.40 million due to payments, and income taxes payable decreased $1.21 million due to a timing difference. Partially offsetting these decreases were increases of $9.18 million in the accounts payable associated with George Mason, and $4.07 million for mortgage escrow liabilities.

Shareholders’ Equity

Shareholders’ equity at September 30, 2018 was relatively flat from December 31, 2017, increasing $10.60 million or less than 1%.

Retained earnings increased $92.25 million or 10.34% from year-end 2017. Earnings net of dividends for the first nine months of 2018 were $85.76 million. Amounts reclassed to retained earnings from AOCI for the adoption of ASU No. 2016-01 and ASU No. 2018-02 totaled $6.49 million for the first nine months of 2018.

Since year-end 2017, accumulated other comprehensive income decreased $34.64 million or 82.42% due mainly to a decrease of $38.07 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes partially offset by the reclass to retained earnings of $6.49 million and the reversal of $7.22 million in noncredit OTTI for securities sold in the first nine months of 2018. The after-tax accretion of pension costs was $2.70 million for the first nine months of 2018.

During the second quarter of 2018, United began repurchasing its common stock on the open market under a plan announced by the Company in August of 2017 to repurchase up to 2 million shares of its common stock. United repurchased 1,376,900 shares by the end of the third quarter of 2018 at a cost of $50.92 million or an average price per share of $36.98.

RESULTS OF OPERATIONS

Overview

Net income for the third quarter of 2018 was $64.41 million or $0.62 per diluted share, as compared to $56.74 million or $0.54 per diluted share for the prior year third quarter. Net income for the first nine months of 2018 was $192.39 million or $1.83 per diluted share compared to $132.61 million or $1.39 per share for the first nine months of 2017.

As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the first nine months of 2018 were impacted for increased levels of average balances, income, and expense as compared to the first nine months of 2017. In addition, the first nine months of 2017 included merger-related expenses of $24.99 million due to the Cardinal acquisition.

For the third quarter of 2018, United’s annualized return on average assets was 1.34% and return on average shareholders’ equity was 7.83% as compared to 1.19 % and 6.89% for the third quarter of 2017. United’s annualized return on average assets for the first nine months of 2018 was 1.37% and return on average shareholders’ equity was 7.86% as compared to 1.03% and 6.22% for the first nine months of 2017.

Net interest income for the third quarter of 2018 was $148.78 million, which was a decrease of $1.5 million or 1% from the third quarter of 2017. The decrease in net interest income occurred because total interest income increased $13.45 million while total interest expense increased $14.95 million from the third quarter of 2017. Net interest income for the first nine months of 2018 was $441.94 million, an increase of $47.80 million or 12.13% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $82.93 million while total interest expense only increased $35.13 million from the first nine months of 2017.

The provision for loan losses was $4.81 million and $16.19 million for the third quarter and first nine months of 2018, respectively, as compared to $7.28 million and $21.43 million for the third quarter and first nine months of 2017, respectively. For the third quarter of 2018, noninterest income was $31.69 million, which was a decrease of $6.54 million or 17.12% from the third quarter of 2017. Noninterest income for the first nine months of 2018 was $98.89 million, which was flat from the first nine months of 2017, increasing $4 thousand or less than 1%. For the third quarter of 2018, noninterest expense decreased $3.34 million or 3.45% from the third quarter of 2017. For the first nine months of 2018, noninterest expense increased $5.55 million or 2.04% from the first nine months of 2017.

Income taxes for the third quarter of 2018 were $17.93 million as compared to $27.84 million for the third quarter of 2017. For the first nine months of 2018 and 2017, income tax expense was $55.07 million and $67.36 million, respectively. For the quarters ended September 30, 2018 and 2017, United’s effective tax rate was 21.77% and 32.91%, respectively. The effective tax rate for the first nine months of 2018 and 2017 was 22.25% and 33.68%, respectively.

The following discussion explains in more detail the results of operations by major category.

Business Segments

As a result of the Cardinal acquisition, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Community Banking

Net income attributable to the community banking segment for the third quarter of 2018 was $69.13 million compared to net income of $59.94 million for the third quarter of 2017.

Net interest income decreased $3.12 million to $149.77 million for the third quarter of 2018, compared to $152.89 million for the same period of 2017. Provision for loan losses was $4.81 million for the three months ended September 30, 2018 compared to a provision of $7.28 million for the same period of 2017. Noninterest income increased $344 thousand for the third quarter of 2018 to $18.72 million as compared to $18.37 million for the third quarter of 2017. The increase was mainly due to an increase in fees from brokerage and trust services. Noninterest expense was $75.26 million for the third quarter of 2018, compared to $74.55 million for the same period of 2017. The increase of $702 thousand in noninterest expense was primarily attributable to an increase in Federal Deposit Insurance Corporation (FDIC) insurance expense as United Bank is now considered a large institution and subject to increased assessment rates.

Net income attributable to the community banking segment for the first nine months of 2018 was $200.84 million compared to net income of $143.88 million for the first nine months of 2017. Net interest income increased $43.80 million to $444.84 million for the first nine of 2018, compared to $401.04 million for the same period of 2017. Generally, net interest income for the first nine months of 2018 increased from the first nine months of 2017 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $16.19 million for the nine months ended September 30, 2018 compared to a provision of $21.43 million for the same period of 2017. Noninterest income was relatively flat from the first nine months of 2018, increasing $543 thousand to $53.95 million for the first nine months of 2018 as compared to $53.41 million for the first nine months of 2017. Noninterest expense was $224.24 million for the nine months ended September 30, 2018, compared to $215.94 million for the same period of 2017. The increase of $8.31 million in noninterest expense was primarily attributable to increases in branches, staffing and merger-related expenses from the Cardinal acquisition.

Mortgage Banking

The mortgage banking segment reported a net loss of $846 thousand and $1.33 million for the third quarter and the first nine months of 2018, respectively, as compared to a net loss of $2.80 million and $322 thousand for the third quarter and first nine months of 2017, respectively. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $16.48 million and $54.83 million for the third quarter and first nine of 2018 as compared to $19.94 million and $42.33 million for the third quarter and first nine months of 2017. Noninterest expense was $17.96 million and $57.57 million for the third quarter and first nine months of 2018 as compared $24.04 million and $42.74 million for the third quarter and first nine months of 2017. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.

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

Net interest income for the third quarter of 2018 was $148.78 million, which was a decrease of $1.50 million or 1.00% from the third quarter of 2017. The decrease in net interest income occurred because total interest income only increased $13.45 million while total interest expense increased $14.95 million from the third quarter of 2017. Net interest income for the first nine months of 2018 was $441.94 million, an increase of $47.80 million or 12.13% from the prior year’s first nine months. The increase in net interest income occurred because total interest income increased $82.93 million while total interest expense only increased $35.13 million from the first nine months of 2017. On a linked-quarter basis, net interest income for the third quarter of 2018 was relatively flat from the second quarter of 2018, decreasing $347 thousand or less than 1%. The $347 thousand decrease in net interest income occurred because total interest income only increased $7.03 million while total interest expense increased $7.38 million from the second quarter of 2018.

Generally, interest income for the first nine months of 2018 increased from the first nine months of 2017 because of the earning assets added from the Cardinal acquisition. The higher amount of interest expense for the first nine months of 2018 from the first nine months of 2017 was due mainly to the interest-bearing liabilities added from the Cardinal acquisition and higher market interest rates. In addition, loan accretion on acquired loans for the first nine months of 2018 increased from the same time period last year. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the third quarter of 2018 was $149.82 million, a decrease of $2.54 million or 1.67% from the third quarter of 2017 due mainly to an increase of 54 basis points in the average cost of funds as compared to the third quarter of 2017 due to higher market interest rates. In addition, loan accretion on acquired loans was $11.56 million and $12.81 million for the third quarter of 2018 and 2017, respectively, decreasing $1.25 million or 9.73%. Partially offsetting these decreases to tax-equivalent net interest income for the third quarter of 2018 was an increase of 26 basis points in the average yield on earning assets as compared to the third quarter of 2017 due to higher market interest rates. In addition, average earning assets for the third quarter of 2018 increased $172.50 million or 1.04% from the third quarter of 2017 due mainly to an increase of $491.90 million or 27.44% in average investment securities. Partially offsetting this increase was a decrease in average short-term investments of $335.33 million or 26.90%. Average net loans remained flat for the third quarter, increasing $15.97 million or less than 1% from the third quarter of 2017. The net interest margin of 3.56% for the third quarter of 2018 was a decrease of 9 basis points from the net interest margin of 3.65% for the third quarter of 2017.

Tax-equivalent net interest income for the first nine months of 2018 was $445.21 million, an increase of $44.90 million or 11.22% from the first nine months of 2017. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Cardinal acquisition. Average earning assets increased $1.26 billion or 8.31% from the first nine months of 2017 as average net loans increased $1.09 billion or 8.85% for the first nine months of 2018. Average investment securities increased $613.07 million or 37.40% while short-term investments decreased $436.05 million or 34.00%. The first nine months of 2018 average yield on earning assets increased 34 basis points from the first nine months of 2017 due to higher market interest rates and additional loan accretion of $9.99 million on acquired loans. Loan accretion was $34.38 million and $24.40 million for the first nine months of 2018 and 2017, respectively. Partially offsetting the increases to tax-equivalent net interest income for the first nine months of 2018 was an increase of 39 basis points in the average cost of funds as compared to the first nine months of 2017 due to higher market interest rates. The net interest margin of 3.61% for the first nine months of 2018 was an increase of 9 basis points from the net interest margin of 3.52% for the first nine months of 2017.

On a linked-quarter basis, tax-equivalent net interest income for the third quarter of 2018 was relatively flat from the second quarter of 2018, decreasing $413 thousand or less than 1% due to a combination of a $265.94 million or 2.40% increase in interest bearing funds and an increase of 22 basis points in the average cost of funds as a result of higher market interest rates. In addition, loan accretion on acquired loans decreased $497 thousand. Partially offsetting these decreases to tax-equivalent net interest income for the third quarter of 2018 was a $334.54 million or 2.04% increase in the average earning assets and a 5 basis points increase in the yield on average earning assets. Specifically, average short-term investments increased $262.13 million or 40.37%. Average net loans and average investment securities were relatively flat for the third quarter of 2018, increasing $80.23 million and decreasing $7.82 million, respectively from the second quarter of 2018. The net interest margin of 3.56% for the third quarter of 2018 decreased 11 basis points from the net interest margin of 3.67% for the second quarter of 2018.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2018, September 30, 2017 and June 30, 2018 and the nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended
(Dollars in thousands)	September 30 2018	September 30 2017	June 30 2018
Loan accretion	$11,559	$12,805	$12,056
Certificates of deposit	311	817	311
Long-term borrowings	269	268	268

Total	$12,139	$13,890	$12,635

	Nine Months Ended
(Dollars in thousands)	September 30 2018	September 30 2017
Loan accretion	$34,381	$24,395
Certificates of deposit	948	1,640
Long-term borrowings	806	348

Tax-equivalent net interest income	$36,135	$26,383

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2018, September 30, 2017 and June 30, 2018 and the nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended
(Dollars in thousands)	September 30 2018	September 30 2017	June 30 2018
Net interest income, GAAP basis	$148,775	$150,276	$149,122
Tax-equivalent adjustment (1)	1,049	2,092	1,115

Tax-equivalent net interest income	$149,824	$152,368	$150,237

	Nine Months Ended
(Dollars in thousands)	September 30 2018	September 30 2017
Net interest income, GAAP basis	$441,940	$394,141
Tax-equivalent adjustment (1)	3,268	6,168

Tax-equivalent net interest income	$445,208	$400,309

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2018 and the three months ended June 30, 2018 and 35% for the three months and nine months ended September 30, 2017. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month and nine-month periods ended September 30, 2018 and 35% for the three-month and nine-month periods ended September 30, 2017. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$911,414	$5,485	2.39%	$1,246,742	$4,874	1.55%
Investment Securities:
Taxable	2,064,332	13,994	2.71%	1,533,444	9,406	2.45%
Tax-exempt	220,197	1,673	3.04%	259,189	2,284	3.52%

Total Securities	2,284,529	15,667	2.74%	1,792,633	11,690	2.61%
Loans, net of unearned income (2)	13,627,932	164,927	4.81%	13,607,933	157,111	4.59%
Allowance for loan losses	(77,103)			(73,031)

Net loans	13,550,829		4.83%	13,534,902		4.61%

Total earning assets	16,746,772	$186,079	4.42%	16,574,277	$173,675	4.16%

Other assets	2,300,917			2,353,508

TOTAL ASSETS	$19,047,689			$18,927,785

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,588,327	$26,368	1.09%	$9,837,967	$14,227	0.57%
Short-term borrowings	212,566	618	1.15%	325,631	430	0.52%
Long-term borrowings	1,543,004	9,269	2.38%	1,364,417	6,650	1.93%

Total Interest-Bearing Funds	11,343,897	36,255	1.27%	11,528,015	21,307	0.73%

Noninterest-bearing deposits	4,338,309			4,036,653
Accrued expenses and other liabilities	102,534			97,575

TOTAL LIABILITIES	15,784,740			15,662,243
SHAREHOLDERS’ EQUITY	3,262,949			3,265,542

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,047,689			$18,927,785

NET INTEREST INCOME		$149,824			$152,368

INTEREST SPREAD			3.15%			3.43%
NET INTEREST MARGIN			3.56%			3.65%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$846,537	$13,867	2.19%	$1,282,589	$11,345	1.18%
Investment Securities:
Taxable	2,012,841	39,679	2.63%	1,412,221	26,226	2.48%
Tax-exempt	239,617	5,339	2.97%	227,171	6,242	3.66%

Total Securities	2,252,458	45,018	2.66%	1,639,392	32,468	2.64%
Loans, net of unearned income (2)	13,451,316	474,598	4.72%	12,360,252	409,643	4.43%
Allowance for loan losses	(76,819)			(72,904)

Net loans	13,374,497		4.74%	12,287,348		4.46%

Total earning assets	16,473,492	$533,483	4.33%	15,209,329	$453,456	3.99%

Other assets	2,296,442			1,978,315

TOTAL ASSETS	$18,769,934			$17,187,644

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,384,890	$61,101	0.87%	$9,024,232	$35,281	0.52%
Short-term borrowings	235,388	1,503	0.85%	298,213	1,149	0.52%
Long-term borrowings	1,518,997	25,671	2.26%	1,286,583	16,717	1.74%

Total Interest-Bearing Funds	11,139,275	88,275	1.06%	10,609,028	53,147	0.67%

Non-interest bearing deposits	4,256,707			3,639,507
Accrued expenses and other liabilities	103,163			90,112

TOTAL LIABILITIES	15,499,145			14,338,647
SHAREHOLDERS’ EQUITY	3,270,789			2,848,997

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,769,934			$17,187,644

NET INTEREST INCOME		$445,208			$400,309

INTEREST SPREAD			3.27%			3.32%
NET INTEREST MARGIN			3.61%			3.52%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended September 30, 2018 and 2017, the provision for loan losses was $4.81 million and $7.28 million, respectively. The provision for loan losses for the first nine months of 2018 and 2017 was $16.19 million and $21.43 million, respectively. Net charge-offs were $5.00 million for the third quarter of 2018 as compared to net charge-offs of $5.34 million for the same quarter in 2017. Net charge-offs for the first nine months of 2018 were $15.88 million as compared to $19.27 million for the first nine months of 2017. These lower amounts of provision expense and net charge-offs in 2018 compared to the same periods in 2017 were due to the recognition of losses on several large commercial relationships in 2017. On a linked-quarter basis, the provision for loan losses decreased $1.40 million and net charge-offs decreased $720 thousand from the second quarter of 2018. These lower amounts of provision expense and net charge-offs for the third quarter of 2018 compared to the second quarter of 2018 were due to the recognition of losses on two large commercial relationships and the need to provide for additional allocations within the commercial portfolio during the second quarter of 2018. Annualized net charge-offs as a percentage of average loans were 0.15% and 0.16% for the third quarter and first nine months of 2018, respectively.

At September 30, 2018, nonperforming loans were $146.13 million or 1.10% of loans, net of unearned income compared to nonperforming loans of $168.74 million or 1.30% of loans, net of unearned income at December 31, 2017. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $15.95 million at September 30, 2018, an increase of $6.15 million or 62.70% from $9.80 million at year-end 2017. This increase was primarily due to an increase in delinquencies of loans that have matured. At September 30, 2018, nonaccrual loans were $66.55 million, a decrease of $42.25 million or 38.83% from $108.80 million at year-end 2017. This decrease was primarily due to the restructure of two large nonaccrual relationships such that they are now reported as a restructured loans as well as losses recognized on several large commercial nonaccrual relationships. Restructured loans were $63.63 million at September 30, 2018, an increase of $13.50 million or 26.92% from $50.13 million at year-end 2017. Twelve loans totaling $24.12 million were restructured during the first nine months of 2018. Nine of the restructured loans totaling $16.89 million were associated with two oil, gas and coal industry-related relationships. The remaining difference was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $164.92 million, including OREO of $18.79 million at September 30, 2018, represented 0.86% of total assets.

The following table summarizes nonperforming assets for the indicated periods.

	September 30, 2018	December 31,
(In thousands)		2017	2016	2015	2014	2013
Nonaccrual loans (1)
Originated	$55,147	$97,971	$77,111	$83,146	$64,312	$58,121
Acquired	11,407	10,832	6,414	8,043	10,739	3,807
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	10,478	7,288	7,763	11,462	10,868	10,015
Acquired	5,471	2,515	823	166	807	1,029
Restructured loans (1)
Originated	62,278	48,709	21,115	23,890	22,234	8,157
Acquired	1,348	1,420	37	0	0	0

Total nonperforming loans	$146,129	$168,735	$113,263	$126,707	$108,960	$81,129
Other real estate owned	18,786	24,348	31,510	32,228	38,778	38,182

TOTAL NONPERFORMING ASSETS	$164,915	$193,083	$144,773	$158,935	$147,738	$119,311

(1)

Restructured loans that were on nonaccrual status for the indicated periods are included in “Restructured loans” and not “Nonaccrual loans” (see Note 5 to the unaudited Consolidated Financial Statements for further information).

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2018, impaired loans were $397.25 million, which was a decrease of $29.68 million or 6.95% from the $426.93 million in impaired loans at December 31, 2017. This decrease was due mainly to a reduction in acquired impaired loans. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $155.53 million and $205.03 million at September 30, 2018, respectively, as compared to $210.52 million and $285.96 million, respectively, at December 31, 2017. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $43.62 million and $60.15 million at September 30, 2018 and December 31, 2017, respectively. For further details regarding impaired loans, see Note 5 to the unaudited Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2018, the allowance for credit losses was $78.09 million as compared to $77.31 million at December 31, 2017.

At September 30, 2018, the allowance for loan losses was $76.94 million as compared to $76.63 million at December 31, 2017. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.58% at September 30, 2018 and 0.59% at December 31, 2017. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 52.65% and 45.41% at September 30, 2018 and December 31, 2017, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of increased loss allocations on impaired loans, shortened loss emergence periods and changes within historical loss rates.

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

United’s company-wide review of the allowance for loan losses at September 30, 2018 produced increased allocations in one of the four loan categories. The residential real estate allocation increased $1.71 million primarily due to an increase in allocations recognized for impaired loans. Offsetting these increases was a decrease in the commercial, financial & agricultural loan pool allocation of $1.37 million primarily due to a decrease in historical loss rates and shortened loss emergence periods. The allocation related to the real estate construction and development loan pool decreased $91 thousand due to improvement in the historical loss rate applied to the pool. The consumer loan pool also experienced a minimal decrease of $1 thousand due to an improvement in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2017 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $27.35 million at September 30, 2018 and $22.35 million at December 31, 2017. In comparison to the prior year-end, this element of the allowance increased by $5.00 million primarily due to increased specific allocations for real estate construction and development loans as well as residential real estate loans.

Management believes that the allowance for credit losses of $78.09 million at September 30, 2018 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. Note 6 to the accompanying unaudited Notes to Consolidated Financial Statements provides a progression of the allowance for loan losses by portfolio segment.

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

Noninterest income for the third quarter of 2018 was $31.69 million, a decrease of $6.54 million or 17.12% from the third quarter of 2017. Noninterest income for the first nine months of 2018 was $98.89 million, which was flat from the first nine months of 2017, increasing $4 thousand or less than 1%.

Income from mortgage banking activities totaled $13.28 million for the third quarter of 2018 compared to $20.39 million for the same period of 2017. For the first nine months of 2018 and 2017, income from mortgage banking activities was $46.54 million and $43.60 million, respectively. The decrease for the third quarter of 2018 was due to decreased production and sales of mortgage loans in the secondary market by United’s mortgage banking subsidiary, George Mason. For the three months ended September 30, 2018 and 2017, George Mason’s mortgage loan sales were $692.27 million and $887.71 million, respectively. The increase for the first nine months of 2018 was mainly due to including the production and sales of mortgage loans in the secondary market by George Mason for nine months in 2018 as compared to slightly over five months in 2017. For the nine months ended September 30, 2018 and 2017, George Mason’s mortgage loan sales were $2.09 billion and $1.60 billion, respectively.

For the third quarter of 2018, net gains and losses on investment securities’ activity declined $619 thousand from the third quarter of 2017. A net loss on investment securities of $152 thousand was recorded for the third quarter of 2018 as compared to a net gain on investment securities of $467 thousand for the third quarter of 2017. The net loss and gain were mainly due to sales of investment securities. For the first nine months of 2018, United recorded a net loss of $692 thousand on investment securities’ activity as compared to a net gain of $5.15 million for the first nine months of 2017. A net gain of $3.77 million on the redemption of an investment security was recorded during the first quarter of 2017.

Fees from brokerage services for the third quarter and first nine months of 2018 increased $707 thousand and $1.15 million, respectively, from the third quarter and first nine months of 2017 due to increased volume.

Fees from deposit services for the first nine months of 2018 increased $345 thousand from the first nine months of 2017. The increase was mainly due to higher income from debit card and automated teller machine (ATM) fees. Fees from deposits services were flat for the third quarter of 2018 compared to the third quarter of 2017, decreasing $71 thousand or less than 1%.

Bankcard fees for the third quarter and first nine months of 2018 increased $217 thousand and $952 thousand, respectively, from the third quarter and first nine months of 2017 due to increased volume.

On a linked-quarter basis, noninterest income for the third quarter of 2018 decreased $4.32 million or 12.00% from the second quarter of 2018 due mainly to a decrease of $5.42 million in income from mortgage banking activities. The decrease was due mainly to a change in fair value of $6.15 million on George Mason’s interest rate lock commitments. In addition, net gains and losses on investment securities’ activity decreased $97 thousand. Partially offsetting these decreases in noninterest income was a $834 thousand increase in fees from brokerage services as well as a $253 thousand increase in fees from deposit services and a $246 thousand increase in fees from trust services mainly due to increased volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense decreased $3.34 million or 3.45% for the third quarter of 2018 compared to the same period in 2017. For the first nine months of 2018, noninterest expense increased $5.55 million or 2.04% from the first nine months of 2017.

Employee compensation for the third quarter of 2018 decreased $3.57 million or 7.95% from the third quarter of 2017 as a result of a $3.23 million decrease in commissions expense and fewer employees related to a decrease in production and sales of mortgage loans at George Mason. Employee compensation only increased $323 thousand or less than 1% for the first nine months of 2018 when compared to the first nine months of 2017. Merger severance charges of $12.78 million from the Cardinal acquisition were included in the first nine months of 2017. Otherwise, base salaries for the first nine months of 2018 increased $10.14 million or 12.73% from the same time period in 2017 due mainly to additional employees from the Cardinal acquisition. In addition, employee incentives increased $1.29 million and commissions expense increased $3.25 million mainly related to the mortgage banking production of George Mason.

Employee benefits expense for the first nine months of 2018 increased $1.85 million or 7.20% as compared to the first nine months of 2017. The increase for the first nine months of 2018 was due in large part to additional 401K expense of $1.24 million, Federal Insurance Contributions Act (FICA) expense of $751 thousand, and health insurance expense of $932 thousand resulting from the additional employees from the Cardinal acquisition. Pension expense declined $588 thousand.

Net occupancy expense decreased $2.86 million or 7.60% for first nine months of 2018 as compared to the same period in the prior year. Included in net occupancy expense for the first nine months of 2017 were charges of $5.93 million for the termination of leases and the reduction in the value of leasehold improvements for closed offices in the Cardinal acquisition. Net occupancy was flat for the third quarter of 2018, decreasing only $91 thousand or less than 1% from the third quarter of 2017.

Data processing expense increased $2.76 million or 18.46% for the first nine months of 2018 as compared to the same period in the prior year due to additional processing as a result of the Cardinal acquisition.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the third quarter and first nine months of 2018 increased $1.99 million and $3.16 million, respectively, from the same periods in 2017 as United Bank is now considered a large institution and subject to increased assessment rates.

Other expense for the third quarter of 2018 decreased $857 thousand or 4.28% from the third quarter of 2017. Included in other expense for the third quarter of 2017 were merger-related expenses of $434 thousand. The remainder of the decrease from prior year is due to a decline of $511 thousand in business franchise taxes.

On a linked-quarter basis, noninterest expense for the third quarter of 2018 was flat from the second quarter of 2018, decreasing $95 thousand or less than 1%. In particular, employee compensation and employee benefits decreased $1.81 million and $653 thousand, respectively, as a result of lower commissions expense and fewer employees related to a decrease in production and sales of mortgage loans at George Mason. Mostly offsetting these decreases in noninterest expense was an increase in FDIC insurance expense of $688 thousand due to United Bank now being considered a large institution as previously mentioned. In addition, equipment expense increased $613 thousand, data processing expense increased $251 thousand, OREO expense increased $365 thousand, and net occupancy expense increased $197 thousand.

Income Taxes

For the third quarter and first nine months of 2018, income tax expense was $17.93 million and $55.07 million, respectively, as compared to $27.84 million and $67.36 million, respectively, in the third quarter and first nine months of 2017. The decreases in 2018 were mainly due to a decline in the effective tax rate as a result of the Tax Cuts and Jobs Act of 2017 (the Tax Act) partially offset by an increase in earnings. On a linked-quarter basis, income tax expense for the third quarter of 2018 decreased $1.32 million from the second quarter of 2018 mainly due to lower earnings. United’s effective tax rate was 21.77% and 22.50% for the third quarter and second quarter of 2018, respectively and 32.91% for the third quarter of 2017. For the first nine months of 2018 and 2017, United’s effective tax rate was 22.25% and 33.68%, respectively. The lower effective tax rate for the time periods in 2018 was due to the impact of the Tax Act. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2018 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2017 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the nine months ended September 30, 2018, cash of $218.77 million was provided by operating activities due mainly to net income of $192.39 million for the first nine months of 2018. In addition, proceeds from the sales of mortgage loans in the secondary market exceeded originations by $50.88 million. Net cash of $592.24 million was used in investing activities which was primarily due to $248.62 million of loan growth and $341.36 million of net purchases of investments over proceeds from sales. During the first nine months of 2018, net cash of $38.02 million was used in financing activities due primarily to repayments of $148.08 million in short-term borrowings, cash dividends paid of $107.05 million and the repurchase of treasury stock for $51.32 million for the first nine months of 2018. Partially offsetting is a growth in deposits of $261.53 million and a net repayment long-term FHLB advances of $15.00 million.

The net effect of the cash flow activities was a decrease in cash and cash equivalents of $411.48 million for the first nine months of 2018.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.64% at September 30, 2018 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.40%, 12.40% and 10.26%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $3.25 billion at September 30, 2018, which was relatively flat from December 31, 2017, increasing $10.60 million or less than 1%. This slight increase was primarily due to the retention of earnings.

United’s equity to assets ratio was 16.94% at September 30, 2018 as compared to 17.00% at December 31, 2017. The primary capital ratio, capital and reserves to total assets and reserves, was 17.28% at September 30, 2018 as compared to 17.34% at December 31, 2017. United’s average equity to average asset ratio was 17.13% for the third quarter of 2018 as compared to 17.25% the third quarter of 2017. United’s average equity to average asset ratio was 17.43% for the first nine months of 2018 as compared to 16.58% for the first nine months of 2017. All of these financial measurements reflect a financially sound position.

During the third quarter of 2018, United’s Board of Directors declared a cash dividend of $0.34 per share. Cash dividends were $1.02 per common share for the first nine months of 2018. Total cash dividends declared were $35.30 million for the third quarter of 2018 and $106.64 million for the first nine months of 2018 as compared to $34.64 million for the third quarter of 2017 and $96.04 million for the first nine months of 2017.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2018 and December 31, 2017:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2018	December 31, 2017
+200	(1.89%)	(1.22%)
+100	(0.90%)	(0.48%)
-100	1.60%	(0.18%)
-200	(0.26%)	—

At September 30, 2018, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.90% over one year as compared to a decrease of 0.48% at December 31, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.89% over one year as of September 30, 2018, as compared to a decrease of 1.22% as of December 31, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.60% over one year as of September 30, 2018 as compared to a decrease of 0.18%, over one year as of December 31, 2017. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.26% over one year as of September 30, 2018. With the federal funds rate at 1.50% at December 31, 2017, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.85% in year two as of September 30, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 1.48% in year two as of September 30, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.05% in year two as of September 30, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.20% in year two as of September 30, 2018.

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

Extension Risk

At September 30, 2018, United’s mortgage related securities portfolio had an amortized cost of $1.5 billion, of which approximately $961 million or 63% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4.3 years and a weighted average yield of 2.67%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would only extend to 4.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.7%, or less than the price decline of a 5- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 19.4%.

United had approximately $261 million in balloon and other securities with a projected yield of 2.30% and a projected average life of 3.8 years on September 30, 2018. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 4.5 years and a weighted average maturity (WAM) of 4.2 years.

United had approximately $119 million in 15-year mortgage backed securities with a projected yield of 2.56% and a projected average life of 3.8 years as of September 30, 2018. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.1 years and a weighted average maturity (WAM) of 10 years.

United had approximately $86 million in 20-year mortgage backed securities with a projected yield of 2.80% and a projected average life of 5.4 years on September 30, 2018. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.5 years and a weighted average maturity (WAM) of 14.1 years.

United had approximately $67 million in 30-year mortgage backed securities with a projected yield of 3.02% and a projected average life of 7.9 years on September 30, 2018. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.4 years and a weighted average maturity (WAM) of 28 years.

The remaining 3% of the mortgage related securities portfolio at September 30, 2018, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2018 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms. There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2018 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2018	389,400	$37.02	389,400	648,100
8/01 – 8/31/2018	4	$38.01	0	648,100
9/01 – 9/30/2018	25,000	$36.83	25,000	623,100

Total	414,404	$37.01	414,400

(1)

Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. No shares were exchanged by participants in United’s long-term incentive plans for the quarter ended September 30, 2018.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2018, the following shares were purchased for the deferred compensation plan: August 2018 – 4 shares at an average price of $38.01.

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

UNITED BANKSHARES, INC. (Registrant)

Date:	November 8, 2018	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	November 8, 2018	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer