Form 10-K
period 2018-12-31
UNITED BANKSHARES INC/WV
filed 2019-03-01
CIK 729986

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
Yes [    ] No [ X ]

The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2018, was approximately $3,615,835,714.

As of January 31, 2019, United Bankshares, Inc. had 102,104,403 shares of common stock outstanding with a par value of $2.50.

Documents Incorporated By Reference

Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2019 Annual Shareholders’ Meeting to be held on May 15, 2019 are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2018, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.

FORM 10-K, PART I

Item 1.	BUSINESS

Organizational History and Subsidiaries

United Bankshares, Inc. (United) is a West Virginia corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty-one banking institutions including its recent acquisition of Cardinal Financial Corporation, which consummated after the close of business on April 21, 2017. During the fourth quarter of 2017, United consolidated its two banking subsidiaries, merging United Bank, Inc. into United Bank. Therefore, as of December 31, 2018 and 2017, United has one banking subsidiary “doing business” under the name of United Bank, operating under the laws of Virginia. United Bank offers a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, mortgage banking, and brokerage services.

Employees

As of December 31, 2018, United and its subsidiaries had approximately 2,230 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.

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

Business of United

As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2018, United’s consolidated assets approximated $19.3 billion and total shareholders’ equity approximated $3.3 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or non-banking subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s completed merger with Cardinal Financial Corporation.

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

Lending Activities

United’s loan portfolio, net of unearned income, increased $410.8 million or 3.16% in 2018 due mainly to growth in residential real estate loans. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Residential real estate loans increased $505.2 million or 16.86%. Consumer loans increased $250.3 million or 35.04%. Commercial, financial and agricultural loans decreased $258.9 million or 3.31% as commercial real estate loans decreased $217.5 million or 3.74% and commercial loans (not secured by real estate) decreased $41.3 million or 2.07%. Construction and land development loans decreased $94.4 million or 6.28%.

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

As of December 31, 2018, approximately $417.7 million or 3.11% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2018, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $8.9 billion as of December 31, 2018. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2018, approximately $6.2 billion or 45.9% of United’s total loan portfolio were for the purpose of real estate development and construction. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2018, approximately $114.8 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.

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

During 2018, United originated $2.0 billion of real estate loans for sale in the secondary market and sold $2.0 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2018 were $58.1 million.

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

United’s investment portfolio is comprised of a significant amount of U.S. Treasury securities and obligations of U.S. Agencies and Corporations as well as mortgage-backed securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2018, 2017, and 2016 were $61.7 million, $42.2 million, and $36.1 million, respectively. For the year of 2018, United realized net losses on sales of securities of $862 thousand. For the years of 2017 and 2016, United realized net gains on sales of securities of $5.6 million, and $313 thousand, respectively. In the year 2018, United recognized other-than-temporary impairment (OTTI) charges of $1.76 million, consisting mainly of OTTI on securities United intends to sell. In the year 2017, United recognized OTTI charges of $60 thousand, consisting of OTTI on collateralized mortgage obligations (CMOs). In the year 2016, United recognized OTTI charges of $33 thousand, consisting of OTTI on collateralized mortgage obligations (CMOs).

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

As of December 31, 2018, there were 62 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 94 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.

Economic Characteristics of Primary Market Area

As of December 2018, West Virginia’s seasonally adjusted unemployment rate was 5.1%, the lowest seasonally adjusted unemployment rate in 2018, according to information from West Virginia’s Bureau of Employment Programs. The number of unemployed state residents declined by 200 to 40,100, the lowest seasonally adjusted total unemployment since July 2017. Total unemployment was down 2,200 over the year. The national unemployment rate was 3.9%. The state unemployment rate of 5.1% for December 2018 was a decrease from a rate of 5.2% for the month of November 2018 and down from the rate of 5.5% for the month of December 2017. Since December 2017, total nonfarm payroll employment has increased 4,700. Employment gains included 2,200 in education and health services, 2,100 in government, 1,100 in trade, transportation, and utilities, 1,100 in construction, and 900 in leisure and hospitality. Employment declines included 1,400 in professional and business services, 1,000 in other services, 200 in information, and 100 in mining and logging. Employment was unchanged in both manufacturing and in financial activities. West Virginia’s not seasonally adjusted unemployment rate was 4.8% in December 2018. West Virginia’s economy enjoyed its strongest year of growth in nearly a decade during 2017, emerging from several years of severe economic weakness. Most of the bounce back in the state’s economy is connected to the energy sector, not only from the increased production of coal and natural gas but also as a result of a massive build-out of new natural gas pipeline infrastructure throughout the state. According to the latest forecast from the West Virginia University College of Business and Economics, employment in West Virginia is estimated to increase 0.4% per year on average through 2023, compared to an expectation of 0.7% for the nation as a whole. A slightly positive growth overall in energy through 2023; this growth will be driven by the natural gas industry. Construction is expected to add jobs at the fastest rate going forward, with much of the job growth occurring early in the forecast horizon due to natural gas pipeline construction. In the middle part of the forecast horizon, construction employment growth will be driven in part by public infrastructure investments. Manufacturing is expected to add jobs at an above-average rate over the forecast horizon, in large part due gains in chemicals, automotive components, and aerospace equipment. Per capita personal income is expected to grow at an average annual rate of 1.4% over the next five years, somewhat less than the national rate. The fastest growing segment of income is non-wage income, such as Social Security benefits. While the state overall is expected to lose population in coming years, around a dozen counties are expected to add residents and several more are expected to remain generally stable. Population gains will be heavily concentrated in North-Central West Virginia and the Eastern Panhandle.

United’s Virginia banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate was 2.8% as of December of 2018. The December 2018 seasonally adjusted unemployment rate for Virginia was down 0.8 percentage point from a year ago and continued to be the lowest rate since the April 2001 rate of 2.8%. The labor force, which expanded for the third consecutive month, added 4,213 for a total of 4,359,242 and set a new record high. Household employment increased by 4,953, which was the twelfth consecutive monthly increase, and at 4,236,062, set a new record high. The number of unemployed continued to drop, declining by 740 to 123,180. Virginia’s seasonally adjusted unemployment rate continues to be below the national rate of 3.9%. In December, private sector employment decreased by 1,100 jobs to 3,330,900, while public sector payrolls increased by 1,000 jobs to 700,200. Virginia’s unadjusted unemployment rate was 2.6% in December of 2018. Over 2018, seasonally adjusted total nonfarm employment increased in all ten of Virginia’s metropolitan areas. The Virginia Beach-Norfolk-Newport News metropolitan area experienced the largest absolute job gain, up 13,700 jobs (+1.8%). Northern Virginia was ranked second, with a gain of 12,100 jobs (+0.8%), and Richmond was ranked third, with a gain of 11,100 jobs (+1.7%). The other over-the-year job gains occurred in: Roanoke (+4,100 jobs); Charlottesville (+3,200 jobs); Lynchburg and Winchester (+1,900 jobs each); Blacksburg-Christiansburg-Radford (+1,800 jobs); Staunton-Waynesboro (+1,100 jobs); and Harrisonburg (+700 jobs). Virginia’s seasonally adjusted nonfarm employment decreased by a slight 100 jobs in December to 4,031,100, after increasing the previous eleven months.

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

On May 24, 2018, President Trump signed into law the “Economic Growth, Regulatory Relief, and Consumer Protection Act (the EGRRCPA Act)” which provides certain limited amendments to the Dodd-Frank Act, as well as certain targeted modifications to other post-financial crisis regulatory requirements. In addition, the legislation establishes new consumer protections and amends various securities- and investment company-related requirements. The EGRRCPA Act primarily amends several other laws, including the Truth in Lending Act (TILA), Federal Credit Union Act, Federal Deposit Insurance Act, Fair Credit Reporting Act (FCRA) and Securities Act of 1933. The Act is divided into six titles, which aim to: improve consumer access to mortgage credit (Title I); provide regulatory relief and protect consumer access to credit (Title II); protect the credit information of consumers, including veterans and servicemembers (Title III); tailor regulations for certain bank holding companies, including raising the threshold levels for exemption from certain prudential standards and stress testing (Title IV); encourage capital formation by reforming certain Securities and Exchange Commission (SEC) regulations (Title V); and protect student borrowers (Title VI).

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

As part of the its changes in April 2011, the FDIC established a new methodology for determining assessment rates for large and highly complex institutions, as defined in the rules. In October 2012, the FDIC announced revised changes to some of the definitions used to determine assessment rates for these large and highly complex insured depository institutions. The rule generally applies to FDIC-regulated banks with assets greater than $10 billion and took effect April 1, 2013. In the second quarter of 2018, United Bank was reclassified as a large institution for deposit insurance assessment purposes. Generally, this new classification will result in higher FDIC insurance premiums.

On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) ceased on December 28, 2018; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. United will benefit from both these changes.

United’s FDIC insurance expense totaled $11.5 million, $7.1 million, and $8.5 million in 2018, 2017 and 2016, respectively.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including United and United Bank, may make a one-time permanent election to continue to exclude these items. Upon adoption on January 1, 2015, United and United Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. However, because United was less than $15 billion in total consolidated assets for reporting periods prior to June 30, 2017, the Basel III Capital Rules grandfathered United’s Trust Preferred Securities as Tier 1 capital and was thus subject to a limit of 25% of Tier 1 capital elements excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments applied to Tier 1 capital, which is substantially similar to the limit in the general risk-based capital rules.

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

As of December 31, 2018, United and United Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

United Bank was considered a “well capitalized” institution as of December 31, 2018. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. Banking regulators take into account CRA ratings when considering approval of a proposed transaction. United Bank received a rating of “outstanding” in its most recent CRA examination.

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

In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule expanded beyond the June 2010 principals based guidance and broadened the scope to include community banks. The proposed rules (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. As of February 2019, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2022.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2018, approximately $179.1 million was available for dividend payments from United Bank to United without regulatory approval.

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

None

Item 2. PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and thirty-nine (139) full service offices—fifty-one (51) offices located throughout West Virginia, eighty-three (83) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Charleston area and one each in areas of Beckley, Wheeling, Parkersburg, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for nine offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Chantilly and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas and owns one operations center in the Morgantown, West Virginia area.

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

Stock

As of January 31, 2019, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 105,250,136 were issued, including 3,145,733 shares held as treasury shares. The outstanding shares are held by approximately 6,475 shareholders of record, as well as 61,123 shareholders in street name as of January 31, 2019. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In August of 2017, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 2,000,000 shares of its common stock in the open market. This plan was completed in 2018 and the Board of Directors approved a new plan in November of 2018 to repurchase up to 3,352,000 shares of the Company’s common stock on the open market at prevailing prices through November 7, 2019. As of December 31, 2018, United still has 2,482,000 shares available for repurchase under the plan. During 2018, 2,870,000 shares were repurchased under stock repurchase plans. During 2017, no shares were repurchased under a stock repurchase plan.

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

United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 25, 2019, the last practicable date, was $38.49.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2018, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2013 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
United Bankshares, Inc.	100.00	123.86	126.57	163.55	127.36	118.39
NASDAQ Bank Index	100.00	104.92	114.20	157.56	166.15	139.28
S&P Mid-Cap Index	100.00	109.74	107.34	129.60	150.63	133.91

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2018	623,100	$34.65	623,100	0
11/01 – 11/30/2018	20,005	$35.56	20,000	3,332,000
12/01 – 12/31/2018	850,000	$31.88	850,000	2,482,000

Total	1,493,105	$33.09

(1)

Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2018, no shares were exchanged by participants in United’s stock option plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2018, the following shares were purchased for the deferred compensation plan: November 2018 –5 shares at an average price of $35.83.

(3)

In November of 2018, United’s Board of Directors approved a repurchase plan to repurchase up to 3,352,000 shares of United’s common stock on the open market (the 2018 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2018. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Summary of Operations:
Total interest income	$717,715	$623,806	$470,341	$423,630	$418,542
Total interest expense	129,070	74,809	45,010	39,506	42,834
Net interest income	588,645	548,997	425,331	384,124	375,708
Provision for loan losses	22,013	28,406	24,509	22,574	21,937
Other income	128,712	131,645	70,032	73,626	80,962
Other expense	368,179	367,409	248,196	231,687	239,847
Income taxes	70,823	134,246	75,575	65,530	64,998
Net income	256,342	150,581	147,083	137,959	129,888
Cash dividends	141,610	131,755	98,696	89,667	88,522

Per common share:
Net income:
Basic	2.46	1.54	2.00	1.99	1.93
Diluted	2.45	1.54	1.99	1.98	1.92
Cash dividends	1.36	1.33	1.32	1.29	1.28
Book value per share	31.78	30.85	27.59	24.61	23.90

Selected Ratios:
Return on average shareholders’ equity	7.84%	5.09%	7.67%	8.10%	8.13%
Return on average assets	1.36%	0.85%	1.10%	1.12%	1.11%
Dividend payout ratio	55.24%	87.50%	67.10%	65.00%	68.15%

Selected Balance Sheet Data:
Average assets	$18,848,027	$17,617,429	$13,376,803	$12,265,115	$11,652,776
Investment securities	2,543,727	2,071,645	1,403,638	1,204,182	1,316,040
Loans held for sale	249,846	265,955	8,445	10,681	8,680
Total loans	13,422,222	13,011,421	10,341,137	9,384,080	9,104,652
Total assets	19,250,498	19,058,959	14,508,892	12,577,944	12,328,811
Total deposits	13,994,749	13,830,591	10,796,867	9,341,527	9,045,485
Long-term borrowings	1,499,103	1,363,977	1,172,026	1,015,249	1,105,314
Total liabilities	15,998,874	15,818,429	12,273,145	10,865,309	10,672,651
Shareholders’ equity	3,251,624	3,240,530	2,235,747	1,712,635	1,656,160

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause United’s actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

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

Both the results of operations of Cardinal and Bank of Georgetown are included in the consolidated results of operations from their respective dates of acquisition. Also, United consolidated its banking subsidiaries during the fourth quarter of 2017. As a result of the Cardinal acquisition, the year of 2018 and 2017 were impacted by increased levels of average balances, income, and expense. In addition, the fourth quarter and year of 2017 included merger-related expenses of $1.78 million and $26.84 million, respectively, from the Cardinal acquisition.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2018, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2018, the allowance for loan losses was $76.7 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a

10% increase in the allowance for loan losses would have required $7.7 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2018 net income by approximately $6.0 million, after-tax or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, charge-off and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

Investment Securities

Accounting estimates are used in the presentation of the investment portfolio and these estimates impact the presentation of United’s financial condition and results of operations. United classifies its investments in debt as either held to maturity or available for sale. Securities held to maturity are accounted for using historical costs, adjusted for amortization of premiums and accretion of discounts. Securities available for sale are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of shareholders’ equity. When available, fair values of securities are based on quoted prices or prices obtained from third party vendors. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Prices obtained from third party vendors that do not reflect forced liquidation or distressed sales are not adjusted by management. Where prices reflect forced liquidation or distressed sales, as is the case with United’s portfolio of trust preferred securities (Trup Cdos), management estimates fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Due to the subjective nature of this valuation process, it is possible that the actual fair values of these securities could differ from the estimated amounts, thereby affecting United’s financial position, results of operations and cash flows. The potential impact to United’s financial position, results of operations or cash flows for changes in the valuation process cannot be reasonably estimated.

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

At December 31, 2018, approximately 14.24% of total assets, or $2.74 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 90.17% or $2.47 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 9.83% or $269.58 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment and Trup Cdos classified as available-for-sale. At December 31, 2018, only $3.00 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note U for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2018 COMPARED TO 2017

United’s total assets as of December 31, 2018 were $19.25 billion, increasing $191.54 million or 1.00% from December 31, 2017. The increase was mainly due to increases of $410.80 million or 3.16% in portfolio loans and $472.08 million or 22.79% in investment securities. Cash and cash equivalents decreased $645.77 million or 38.76%, loans held for sale decreased $16.11 million or 6.06%, and other assets decreased $27.16 million or 5.61%. Total liabilities increased $180.45 million or 1.14% from year-end 2017 mainly the result of deposits increasing $164.16 million or 1.19%. Borrowings remained flat, increasing $8.87 million or less than 1% while accrued expenses and other liabilities increased $6.71 million or 4.61%. Shareholders’ equity was relatively flat from December 31, 2017, increasing $11.09 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash equivalents at December 31, 2018 decreased $645.77 million or 38.76% from year-end 2017. Of this total decrease, cash and due from banks decreased $8.86 million or 4.50% while interest-bearing deposits with other banks decreased $636.93 million or 43.37% as United used excess cash to mainly invest in securities and grow loans. Federal funds increased $14 thousand or 1.77%. During the year of 2018, net cash of $292.53 million was provided by operating activities while $871.51 million and $66.79 million were used in investing activities and financing activities, respectively. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2018 increased $472.08 million or 22.79% from year-end 2017. Securities available for sale increased $448.28 million or 23.73%. This change in securities available for sale reflects $442.73 million in sales, maturities and calls of securities, $917.91 million in purchases, and a decrease of $11.91 million in market value. Securities held to maturity declined $429 thousand or 2.10% from year-end 2017 due to calls and maturities of securities. Equity securities, now carried at fair value, were $9.73 million at December 31, 2018. Other investment securities increased $14.49 million or 8.92% from year-end 2017 due mainly to the purchase of Federal Home Loan Bank (FHLB) stock.

The following is a summary of available for sale securities at December 31:

	2018	2017	2016
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$86,285	$114,735	$95,247
States and political subdivisions	212,670	303,101	196,350
Mortgage-backed securities	1,611,906	1,283,933	896,472
Asset-backed securities	272,459	109,829	217
Marketable equity securities	0	9,712	12,436
Trust preferred collateralized debt obligations	6,176	37,856	48,558
Single issue trust preferred securities	8,754	13,417	13,363
Corporate securities	162,634	28,101	14,996

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$2,360,884	$1,900,684	$1,277,639

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$2,337,039	$1,888,756	$1,259,214

The following is a summary of held to maturity securities at December 31:

	2018	2017	2016
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$5,074	$5,187	$5,295
States and political subdivisions	5,473	5,797	8,598
Mortgage-backed securities	20	23	30
Single issue trust preferred securities	9,412	9,401	19,315
Other corporate securities	20	20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$19,999	$20,428	$33,258

TOTAL HELD TO MATURITY SECURITIES, at fair value	$18,655	$20,018	$31,178

At December 31, 2018, gross unrealized losses on available for sale securities were $29.71 million. Securities in an unrealized loss position at December 31, 2018 consisted primarily of state and political subdivision securities, and agency commercial and residential mortgage-backed securities. The state and political subdivisions securities relate to securities issued by various municipalities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of December 31, 2018, United’s mortgage-backed securities had an amortized cost of $1.61 billion, with an estimated fair value of $1.59 billion. The portfolio consisted primarily of $1.05 billion in agency residential mortgage-backed securities with a fair value of $1.04 billion, $3.93 million in non-agency residential mortgage-backed securities with an estimated fair value of $4.26 million, and $560.63 million in commercial agency mortgage-backed securities with an estimated fair value of $554.60 million.

As of December 31, 2018, United’s corporate securities had an amortized cost of $459.46 million, with an estimated fair value of $455.64 million. The portfolio consisted primarily of $6.18 million in Trup Cdos with a fair value of $5.92 million and $18.17 million in single issue trust preferred securities with an estimated fair value of $16.33 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $272.46 million and a fair value of $271.97 million and other corporate securities, with an amortized cost of $162.65 million and a fair value of $161.42 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. During the first quarter of 2018, seven Trup Cdos were sold and one Trup Cdo was redeemed at par. During the second quarter of 2018, one additional Trup Cdo was redeemed at par. United’s Trup Cdos had a fair value of $5.92 million as of December 31, 2018. As of December 31, 2018, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.33 million as of December 31, 2018. Of the $16.33 million, $3.88 million or 23.77% were investment grade; $5.16 million or 31.58% were split rated; $2.13 million or 13.03% were below investment grade; and $5.16 million or 31.62% were unrated. The two largest exposures accounted for 71.62% of the $16.33 million. These included SunTrust Bank at $6.53 million and Emigrant Bank at $5.16 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following is a summary of available for sale single-issue trust preferred securities as of December 31, 2018:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
	(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,724	$5,163	$561
M&T Bank	NR	BBB-	BBB-	3,030	3,199	(169)

				$8,754	$8,362	$392

Additionally, the Company owns two single-issue trust preferred securities that are classified as held-to-maturity and include at least one rating below investment grade. These securities include SunTrust Bank (amortized cost balance of $7.43 million) and Royal Bank of Scotland (amortized cost balance of $977 thousand).

During 2018, United recognized net other-than-temporary impairment charges totaling $1.76 million. Of the $1.76 million, $1.46 million was recognized during the fourth quarter of 2018 related to securities in an unrealized loss position that were identified to be sold. Other than these securities that were identified to be sold, management does not believe that any other individual security with an unrealized loss as of December 31, 2018 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale decreased $16.11 million or 6.06% from year-end 2017 mainly due to a $27.42 million transfer from loans held for sale to portfolio loans. Loan originations for the year of 2018 were $1.99 billion while loans sales were also $1.98 billion. Loans held for sale were $249.85 million at December 31, 2018 as compared to $265.96 million at year-end 2017.

Portfolio Loans

Loans, net of unearned income, increased $410.80 million or 3.16% from year-end 2017. Since year-end 2017, residential real estate loans increased $505.22 million or 16.86% and consumer loans increased $250.27 million or 35.04%, due mainly to an increase in automobile loans. Partially offsetting these increases was a decrease in commercial, financial and agricultural loans of $258.86 million or 3.31% as commercial real estate loans decreased $217.52 million or 3.74% and commercial loans (not secured by real estate) decreased $41.34 million or 2.07%. In addition, construction and land development loans decreased $94.44 million or 6.28%.

A summary of loans outstanding is as follows:

	December 31
(In thousands)	2018	2017	2016	2015	2014
Commercial, financial & agricultural	$7,553,044	$7,811,906	$6,088,775	$5,426,335	$5,353,991
Residential real estate	3,501,393	2,996,171	2,403,437	2,268,685	2,263,354
Construction & land development	1,410,468	1,504,907	1,255,738	1,273,054	1,133,251
Consumer	964,627	714,353	608,769	430,878	368,896
Less: Unearned income	(7,310)	(15,916)	(15,582)	(14,872)	(14,840)

Total loans	13,422,222	13,011,421	10,341,137	9,384,080	9,104,652
Allowance for loan losses	(76,703)	(76,627)	(72,771)	(75,726)	(75,529)

TOTAL LOANS, NET	$13,345,519	$12,934,794	$10,268,366	$9,308,354	$9,029,123

Loans held for sale	$249,846	$265,955	$8,445	$10,681	$8,680

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of December 31, 2018 and December 31, 2017:

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,887,688	$2,686,817	$1,179,676	$959,392	$9,713,573
Acquired	2,665,356	814,576	230,792	5,235	3,715,959

Total gross loans	$7,553,044	$3,501,393	$1,410,468	$964,627	$13,429,532

	December 31, 2017
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,647,745	$1,974,804	$1,032,629	$707,661	$8,362,839
Acquired	3,164,161	1,021,367	472,278	6,692	4,664,498

Total gross loans	$7,811,906	$2,996,171	$1,504,907	$714,353	$13,027,337

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2018:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$1,392,338	$2,393,738	$3,766,968	$7,553,044
Construction & land development	458,418	757,701	194,349	1,410,468

Total	$1,850,756	$3,151,439	$3,961,317	$8,963,512

At December 31, 2018, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$493,638	$1,662,848	$1,795,059	$3,851,545
Outstanding with adjustable rates	1,357,118	1,488,591	2,166,258	5,011,967

	$1,850,756	$3,151,439	$3,961,317	$8,963,512

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $27.16 million or 5.61% from year-end 2017. Deferred taxes decreased $6.35 million and income tax receivable decreased $16.73 million. In addition, other real estate owned decreased $7.48 million due to sales and declines in fair value and core deposit intangibles decreased $8.04 million due to amortization. Partially offsetting these decreases were increases in bank owned life insurance policies of $4.98 million due to change in fair value and dealer reserve of $6.14 million due to an increase in automobile loans.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2018 increased $164.16 million or 1.19%. In terms of composition, interest-bearing deposits were relatively flat, increasing $42.03 million or less than 1% while noninterest-bearing deposits increased $122.13 million or 2.84% from December 31, 2017.

Noninterest-bearing deposits consists of demand deposit and noninterest bearing money market (MMDA) account balances. The $122.13 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $130.68 million or 3.93% and personal noninterest-bearing deposits of $20.34 million or 2.90%.

Interest-bearing deposits consists of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs increased $2.20 billion while NOW accounts decreased $1.78 billion since year-end 2017 due mainly to sweep activity of $1.61 billion from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank. Otherwise, interest-bearing MMDAs increased $591.73 million or 15.75% as brokered MMDAs, personal MMDAs and public funds MMDAs were up $121.04 million, $224.04 million, and $41.19 million, respectively. Commercial MMDAs decreased $19.61 million. Excluding the sweep activity, NOW accounts decreased $177.38 million or 8.22% mainly due to a decrease of $170.49 million in personal NOW accounts and a $31.51 million decrease in commercial NOW accounts. Partially offsetting these decreases was an increase of $24.62 million in public funds NOW accounts.

Regular savings decreased $79.14 million or 7.65% from year-end 2017 mainly due to a $66.70 million decrease in personal savings accounts and a $12.34 million decrease in commercial savings accounts.

Time deposits under $100,000 decreased $82.82 million or 10.42% from year-end 2017. This decrease in time deposits under $100,000 is the result of decreases of $28.12 million and $33.81 million in fixed rate certificates of deposits (CDs) and Certificate of Deposit Account Registry Service (CDARS) balances, respectively. In addition, variable rate CDs decreased $20.80 million.

Since year-end 2017, time deposits over $100,000 decreased $210.36 million or 11.73% as CDARS balances decreased $397.21 million, which was partially offset by a $92.75 million increase in brokered deposits, a $30.99 million increase in fixed rate CDs over $100,000, and a $70.65 million increase in public funds CDs over $100,000.

The table below summarizes the changes by deposit category since year-end 2017:

	December 31	December 31
	2018	2017	$ Change	% Change
(Dollars in thousands)
Demand deposits	$3,212,878	$4,294,687	$(1,081,809)	(25.19%)
Interest-bearing checking	374,495	2,156,974	(1,782,479)	(82.64%)
Regular savings	954,961	1,034,100	(79,139)	(7.65%)
Money market accounts	7,157,028	3,756,259	3,400,769	90.54%
Time deposits under $100,000	712,313	795,137	(82,824)	(10.42%)
Time deposits over $100,000 (1)	1,583,074	1,793,434	(210,360)	(11.73%)

Total deposits	$13,994,749	$13,830,591	$164,158	1.19%

(1)	Includes time deposits of $250,000 or more of $979,707 and $790,703 at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2019	$1,494,211
2020	442,121
2021	172,555
2022	140,199
2023 and thereafter	46,301

TOTAL	$2,295,387

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2018 are summarized as follows:

Amount
( In thousands)
3 months or less	$300,073
Over 3 through 6 months	429,803
Over 6 through 12 months	366,941
Over 12 months	486,257

TOTAL	$1,583,074

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2018			2017			2016
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$4,297,474	$0	0.00%	$3,800,902	$0	0.00%	$2,921,628	$0	0.00%
NOW and money market deposits	6,062,294	57,723	0.95%	5,650,379	25,867	0.46%	4,364,102	14,151	0.32%
Savings deposits	1,043,348	2,161	0.21%	992,798	2,002	0.20%	733,233	994	0.14%
Time deposits	2,337,368	31,623	1.35%	2,505,711	21,857	0.87%	1,840,790	13,980	0.76%

TOTAL	$13,740,484	$91,507	0.67%	$12,949,790	$49,726	0.38%	$9,859,753	$29,125	0.30%

More information relating to deposits is presented in Note I, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2018 remained flat from year-end 2017, increasing $8.87 million or less than 1%. During the year of 2018, short-term borrowings decreased $126.26 million or 26.44% due to a $108.43 million decrease in short-term securities sold under agreements to repurchase and a $25.00 million decrease in short-term FHLB advances. Federal funds purchased increased $7.17 million. Long-term borrowings increased $135.13 million or 9.91%

from year-end 2017 due to a $192.67 million increase in long-term FHLB advances. Partially offsetting this increase were the redemption of a trust preferred issuance (Century Trust) and the repayment of a wholesale security sold under an agreement to repurchase.

The table below summarizes the changes by borrowing category since year-end 2017:

	December 31		Amount	Percentage
	2018	2017	Change	Change
(Dollars in thousands)
Federal funds purchased	$23,400	$16,235	$7,165	44.13%
Short-term securities sold under agreements to repurchase	152,927	261,352	(108,425)	(41.49%)
Long-term securities sold under agreements to repurchase	0	50,000	(50,000)	(100.00%)
Short-term FHLB advances	175,000	200,000	(25,000)	(12.50%)
Long-term FHLB advances	1,264,198	1,071,531	192,667	17.98%
Issuances of trust preferred capital securities	234,905	242,446	(7,541)	(3.11%)

Total borrowings	$1,850,430	$1,841,564	$8,866	0.48%

For a further discussion of borrowings see Notes J and K, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2018 increased $6.71 million or 4.61% from year-end 2017. In particular, interest payable increased $4.90 million, accrued mortgage escrow liabilities increased $2.60 million, accounts payable associated with George Mason increased $4.39 million and incentives payables increased $1.25 million. Partially offsetting these increases was a $5.12 million decrease in the pension liability due to a discretionary contribution of $7.00 million to the Company’s pension plan during the first quarter of 2018.

Shareholders’ Equity

Shareholders’ equity at December 31, 2018 was relatively flat from December 31, 2017, increasing $11.09 million or less than 1%.

Retained earnings increased $121.22 million or 13.59% from year-end 2017. Earnings net of dividends for the year of 2018 were $114.73 million. Amounts reclassed to retained earnings from AOCI for the adoption of ASU No. 2016-01 and ASU No. 2018-02 totaled $6.49 million for the year of 2018.

Since year-end 2017, accumulated other comprehensive income decreased $14.99 million or 35.68% due mainly to a decrease of $16.23 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes partially offset by the reclass to retained earnings of $6.49 million and the reversal of $7.22 million in noncredit OTTI for securities sold in 2018. The after-tax accretion of pension costs was $3.67 million for the year of 2018 while the after-tax pension accounting adjustment at year-end 2018 resulted in a decline of $3.17 million.

During the second quarter of 2018, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 2,870,000 shares in 2018 at a cost of $100.94 million or an average price per share of $34.95.

EARNINGS SUMMARY

Overview

Net income for the year 2018 was $256.34 million or $2.45 per diluted share, an increase of $105.76 million or 70.24% from $150.58 million or $1.54 per diluted share for the year of 2017. The results for the year of 2017 included additional income tax expense of $37.73 million or $0.39 per diluted share related to the estimated impact of the enactment of the Tax Cuts and Jobs Act (the Tax Act). Income before income taxes for the year of 2018 was $327.17 million, an increase of $42.34 million or 14.86% from the year of 2017.

As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the year of 2018 was impacted for increased levels of average balances, income, and expense as compared to the year of 2017. In addition, the year of 2017 included merger-related expenses of $26.84 million due to the Cardinal acquisition.

United’s return on average assets for the year of 2018 was 1.36% and return on average shareholders’ equity was 7.84% as compared to 0.85% and 5.09% for the year of 2017. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 1.23% and 10.29%, respectively, for the first nine months of 2018.

Net interest income for the year of 2018 was $588.65 million, an increase of $39.65 million or 7.22% from the prior year. The increase in net interest income occurred because total interest income increased $93.91 million while total interest expense only increased $54.26 million from the year of 2017.

The provision for credit losses was $22.01 million for the year 2018 as compared to $28.41 million for the year of 2017. Noninterest income was $128.71 million for the year of 2018 which was a decrease of $2.93 million or 2.23% from the year of 2017. Noninterest expense was $368.18 million which was relatively flat from the year of 2017, increasing $770 thousand or less than 1%.

Income taxes for the year of 2018 was $70.82 million as compared to $134.25 million for the year of 2017. United’s effective tax rate was approximately 21.7% and 47.1% for years ended December 31, 2018 and 2017, respectively, as compared to 33.9% for 2016. As previously mentioned, the year of 2017 included additional income tax expense of $37.73 million related to the estimated impact of the enactment of the Tax Act.

Business Segments

As a result of the Cardinal acquisition, United now operates in two business segments: community banking and mortgage banking. Prior to the Cardinal acquisition, United’s business activities were confined to just one reportable segment of community banking.

Community Banking

Net income attributable to the community banking segment for the year of 2018 was $266.39 million compared to net income of $168.27 million for the year of 2017.

Net interest income increased $34.49 million to $593.11 million for the year of 2018, compared to $558.62 million for the same period of 2017. Generally, net interest income for the year of 2018 increased from the year of 2017 because of the earning assets added from the Cardinal acquisition. Provision for loan losses was $22.01 million for the year ended December 31, 2018 compared to a provision of $28.41 million for the same period of 2017. Noninterest income was relatively flat for the year of 2018, increasing $668 thousand to $70.28 million as compared to $69.62 million for the year of 2017. Noninterest expense was $301.12 million for the year ended December 31, 2018, compared to $291.58 million for the same period of 2017. The increase of $9.54 million in noninterest expense was primarily attributable to increases in branches and staffing from the Cardinal acquisition.

Mortgage Banking

The mortgage banking segment reported a net loss of $2.26 million for the year of 2018 as compared to a net loss of $2.71 million for the year of 2017. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $68.56 million for the year of 2018 as compared to $58.53 million for the year of 2017. Noninterest expense was $72.63 million for the year of 2018 as compared to $62.07 million the year of 2017. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.

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

Net interest income for the year of 2018 was $588.65 million, which was an increase of $39.65 million or 7.22% from the year of 2017. The $39.65 million increase in net interest income occurred because total interest income increased $93.91 million while total interest expense only increased $54.26 million from the year of 2017. Generally, interest income for the year of 2018 increased from the year of 2017 because of the earning assets added from the Cardinal acquisition. The higher amount of interest expense for the year of 2018 was due mainly to the interest-bearing liabilities added from the Cardinal acquisition and higher interest rates. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2018 was $592.97 million, an increase of $35.55 million or 6.38% from the year of 2017. This increase in tax-equivalent net interest income was primarily attributable to an increase in average earning assets from the Cardinal acquisition. Average earning assets increased $1.00 billion or 6.45% from the year of 2017 as average net loans increased $874.71 million or 6.98% for the year of 2018. Average investment securities increased $590.24 million or 34.30% while short-term investments decreased $461.75 million or 35.39%. The average yield on earning assets increased 29 basis points from the year of 2017 due to higher market interest rates and additional loan accretion of $1.99 million on acquired loans. Loan accretion was $43.20 million and $41.20 million for the year of 2018 and 2017, respectively. Partially offsetting the increases to tax-equivalent net interest income for the year of 2018 was an increase of 46 basis points in the average cost of funds as compared to the year of 2017 due to higher market interest rates. In particular, the average cost of interest-bearing deposits increased 43 basis points. In addition, average interest-bearing liabilities for the year of 2018 increased $412.76 million or 3.83% due to the Cardinal acquisition. The net interest margin of 3.58% for the year of 2018 was the same as the net interest margin for the year of 2017.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2018, 2017 and 2016.

	Year Ended
(Dollars in thousands)	December 31 2018	December 31 2017	December 31 2016
Loan Accretion	$43,197	$41,202	$20,845
Certificates of deposit	1,258	2,244	111
Long-term borrowings	1,074	617	210

Total	$45,529	$44,063	$21,166

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2018, 2017 and 2016.

	Year Ended
(Dollars in thousands)	December 31 2018	December 31 2017	December 31 2016
Net interest income (GAAP)	$588,645	$548,997	$425,331
Tax-equivalent adjustment (non-GAAP) (1)	4,328	8,429	6,121

Tax-equivalent net interest income (non-GAAP)	$592,973	$557,426	$431,452

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2018, 2017 and 2016 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$843,079	$19,268	2.29%	$1,304,830	$16,035	1.23%	$682,988	$3,495	0.51%
Investment Securities:
Taxable	2,080,145	56,273	2.71%	1,486,460	36,715	2.47%	1,173,829	32,357	2.76%
Tax-exempt	231,009	6,904	2.99%	234,450	8,491	3.62%	145,763	5,771	3.96%

Total Securities	2,311,154	63,177	2.73%	1,720,910	45,206	2.63%	1,319,592	38,128	2.89%
Loans, net of unearned income (2)	13,476,416	639,598	4.75%	12,598,295	570,994	4.53%	9,991,696	434,839	4.35%
Allowance for loan losses	(76,848)			(73,434)			(73,813)

Net loans	13,399,568		4.77%	12,524,861		4.56%	9,917,883		4.38%

Total earning assets	16,553,801	$722,043	4.36%	15,550,601	$632,235	4.07%	11,920,463	$476,462	4.00%

Other assets	2,294,226			2,066,828			1,456,340

TOTAL ASSETS	$18,848,027			$17,617,429			$13,376,803

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,443,010	$91,507	0.97%	$9,148,888	$49,726	0.54%	$6,938,125	$29,125	0.42%
Short-term borrowings	224,948	2,245	1.00%	309,794	1,579	0.51%	409,939	1,584	0.39%
Long-term borrowings	1,509,604	35,318	2.34%	1,306,120	23,504	1.80%	1,118,673	14,301	1.28%

Total Interest-Bearing Funds	11,177,562	129,070	1.15%	10,764,802	74,809	0.69%	8,466,737	45,010	0.53%

Noninterest-bearing deposits	4,297,474			3,800,902			2,921,628
Accrued expenses and other liabilities	104,047			92,432			69,551

TOTAL LIABILITIES	15,579,083			14,658,136			11,457,916
SHAREHOLDERS’ EQUITY	3,268,944			2,959,293			1,918,887

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,848,027			$17,617,429			$13,376,803

NET INTEREST INCOME		$592,973			$557,426			$431,452

INTEREST SPREAD			3.21%			3.38%			3.47%

NET INTEREST MARGIN			3.58%			3.58%			3.62%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21 % for 2018 and 35% for 2017 and 2016.

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

	2018 Compared to 2017				2017 Compared to 2016
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(5,680)	$13,831	$(4,918)	$3,233	$3,171	$4,918	$4,451	$12,540
Investment securities:
Taxable	14,664	3,568	1,326	19,558	8,629	(3,404)	(867)	4,358
Tax-exempt (1)	(125)	(1,477)	15	(1,587)	3,512	(496)	(296)	2,720

Loans (1),(2)	39,887	26,302	2,415	68,604	114,186	17,852	4,117	136,155

TOTAL INTEREST INCOME	48,746	42,224	(1,162)	89,808	129,498	18,870	7,405	155,773

Interest expense:
Interest-bearing deposits	$1,588	$39,340	$853	$41,781	$9,285	$8,326	$2,990	$20,601
Short-term borrowings	(433)	1,518	(419)	666	(391)	492	(106)	(5)
Long-term borrowings	3,663	7,053	1,098	11,814	2,399	5,817	987	9,203

TOTAL INTEREST EXPENSE	4,818	47,911	1,532	54,261	11,293	14,635	3,871	29,799

NET INTEREST INCOME	$43,928	$(5,687)	$(2,694)	$35,547	$118,205	$4,235	$3,534	$125,974

(1)

Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for 2018 and 35% for 2017 and 2016.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

At December 31, 2018, nonperforming loans were $142.82 million or 1.06% of loans, net of unearned income compared to nonperforming loans of $168.74 million or 1.30% of loans, net of unearned income at December 31, 2017. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $14.85 million at December 31, 2018, an increase of $5.05 million or 51.50% from $9.80 million at year-end 2017. This increase was primarily due to an increase in delinquencies of loans that have matured as well as a one significant relationship with delinquent payments at year-end. At December 31, 2018, nonaccrual loans were $68.54 million, a decrease of $40.26 million or 37.00% from $108.80 million at year-end 2017. This decrease was primarily due to the restructure of two large nonaccrual relationships such that they are now reported as restructured loans as well as losses recognized on several large commercial nonaccrual relationships. Restructured loans were $59.43 million at December 31, 2018, an increase of $9.30 million or 18.55% from $50.13 million at year-end 2017. Thirteen loans totaling $24.28 million were restructured during the year of 2018. Nine of the restructured loans totaling $16.99 million were associated with two oil, gas and coal industry-related relationships. The remaining difference was mainly due to repayments and charge-offs. The losses inherent on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $159.69 million, including OREO of $16.87 million at December 31, 2018, represented 0.83% of total assets.

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

	December 31
	2018	2017	2016	2015	2014
	(In thousands)
Nonaccrual loans
Originated	$57,258	$97,971	$77,111	$83,146	$64,312
Acquired	11,286	10,832	6,414	8,043	10,739
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	11,945	7,288	7,763	11,462	10,868
Acquired	2,906	2,515	823	166	807
Restructured loans (1)
Originated	58,101	48,709	21,115	23,890	22,234
Acquired	1,324	1,420	37	0	0

Total nonperforming loans	$142,820	$168,735	$113,263	$126,707	$108,960

Other real estate owned	16,865	24,348	31,510	32,228	38,778

TOTAL NONPERFORMING ASSETS	$159,685	$193,083	$144,773	$158,935	$147,738

(1)

Restructured loans with an aggregate balance of $48.90 million, $30.87 million, and $11.11 million at December 31, 2018, 2017 and 2016 respectively, were on nonaccrual status, but are not included in the “Nonaccrual loans” category.

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2018, impaired loans were $389.53 million, which was a decrease of $37.40 million or 8.76% from the $426.93 million in impaired loans at December 31, 2017. This decrease was due mainly to a reduction in the outstanding balance of acquired impaired loans. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $149.74 million and $195.71 million at December 31, 2018, respectively, as compared to $210.52 million and $285.96 million, respectively, at December 31, 2017. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $38.53 million and $60.15 million at December 31, 2018 and December 31, 2017, respectively. For further details regarding impaired loans, see Note 5 to the Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2018, the allowance for credit losses was $78.09 million as compared to $77.31 million at December 31, 2017.

At December 31, 2018, the allowance for loan losses was $76.70 million as compared to $76.63 million at December 31, 2017. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.57% at December 31, 2018 and 0.59% at December 31, 2017. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 53.71% and 45.41% at December 31, 2018 and December 31, 2017, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of increased loss allocations on impaired loans, shortened loss emergence periods and changes within historical loss rates.

For the years ended December 31, 2018 and 2017, the provision for loan losses was $22.01 million and $28.41 million, respectively. Net charge-offs were $21.94 million for the year of 2018 as compared to net charge-offs of $24.55 million for the year of 2017. These lower amounts of provision expense and net charge-offs in 2018 compared to the same periods in 2017 were due to the recognition of losses on several large commercial relationships in 2017. Annualized net charge-offs as a percentage of average loans were 0.17% and 0.20% for the year of 2018 and 2017, respectively. The reserve for lending-related commitments at December 31, 2018 was $1.39 million, an increase of $710 thousand or 104.57% from December 31, 2017. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.

The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$76,627	$72,771	$75,726	$75,529	$74,198

Loans charged off:
Commercial, financial & agricultural	19,963	23,731	26,130	15,917	10,117
Residential real estate	3,162	2,973	4,597	6,411	5,027
Construction & land development	2,731	3,337	2,659	862	7,476
Consumer	2,750	2,822	2,794	2,309	2,621

TOTAL CHARGE-OFFS	28,606	32,863	36,180	25,499	25,241
Recoveries:
Commercial, financial & agricultural	4,696	6,238	7,198	1,617	2.934
Residential real estate	1,114	601	639	495	573
Construction & land development	197	726	433	511	685
Consumer	662	748	446	499	443

TOTAL RECOVERIES	6,669	8,313	8,716	3,122	4,635

NET LOANS CHARGED OFF	21,937	24,550	27,464	22,377	20,606
Provision for loan losses	22,013	28,406	24,509	22,574	21,937

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$76,703	$76,627	$72,771	$75,726	$75,529

Reserve for lending-related commitments	1,389	679	1,044	936	1,518

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$78,092	$77,306	$73,815	$76,662	$77,047

Loans outstanding at the end of period (gross) (1)	$13,429,532	$13,027,337	$10,356,719	$9,398,952	$9,119,492

Average loans outstanding during period (net of unearned income) (1)	$13,258,619	$12,399,901	$9,983,828	$9,117,844	$8,715,370

Net charge-offs as a percentage of average loans outstanding	0.17%	0.20%	0.28%	0.25%	0.24%

Allowance for loan losses, as a percentage of nonperforming loans	53.71%	45.41%	64.25%	59.76%	69.32%

(1)	Excludes loans held for sale.

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

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2018	2017	2016	2015	2014
	(In thousands)
Commercial, financial & agricultural	$53,323	$56,959	$45,243	$40,274	$39,139
Residential real estate	12,448	9,927	13,770	15,148	13,835
Construction & land development	7,992	7,187	10,606	18,205	19,402
Consumer	2,695	2,481	2,805	1,995	3,083
Allowance for estimated imprecision	245	73	347	104	70

Allowance for loan losses	$76,703	$76,627	$72,771	$75,726	$75,529
Reserve for lending-related commitments	1,389	679	1,044	936	1,518

Allowance for credit losses	$78,092	$77,306	$73,815	$76,662	$77,047

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2018	2017	2016	2015	2014
Commercial, financial & agricultural	56.27%	60.04%	58.88%	57.82%	58.80%
Residential real estate	26.09%	23.03%	23.24%	24.18%	24.86%
Construction & land development	10.51%	11.56%	12.14%	13.57%	12.45%
Consumer	7.13%	5.37%	5.74%	4.43%	3.89%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s company-wide review of the allowance for loan losses at December 31, 2018 produced increased allocations in three of the four loan categories. The residential real estate allocation increased $2.52 million primarily due to an increase in allocations recognized for impaired loans. The allocation related to the real estate construction and development loan pool increased $805 thousand due to an increase in allocations recognized for impaired loans. The consumer loan pool experienced a minimal increase of $213 thousand due to an increase in outstanding loan balances. Offsetting these increases was a decrease in the commercial, financial & agricultural loan pool allocation of $3.64 million primarily due to a decrease in historical loss rates and shortened loss emergence periods. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2017 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $28.36 million at December 31, 2018 and $22.35 million at December 31, 2017. In comparison to the prior year-end, this element of the allowance increased by $6.01 million primarily due to increased specific allocations for real estate construction and development loans as well as residential real estate loans.

Management believes that the allowance for credit losses of $78.09 million at December 31, 2018 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income for the year of 2018 was $128.71 million, which was a decrease of $2.93 million or 2.23% from the year of 2017. The decline was due mainly to a decline in net gains on investment securities’ activity of $8.20 million.

United recognized a net loss of $2.62 million on investment securities’ activity in 2018 as compared to a net gain of $5.58 million in 2017. In particular, United recognized a net loss of $862 thousand on the sales, calls and redemption of investment securities for the year of 2018 as compared to a net gain of $5.64 million for the year of 2017 which included a net gain of $3.77 million on the redemption of an investment security during the first quarter of 2017. In addition, United recognized other-than-temporary (OTTI) of $1.76 million for the year of 2018 as compared to OTTI of $60 thousand for the year of 2017. During the fourth quarter of 2018, United recognized OTTI of $1.46 million on investment securities that the Company intends to sell.

Income from mortgage banking activities totaled $58.11 million for the year of 2018 compared to $58.91 million for the year of 2017. The decrease of $798 thousand or 1.35% for the year of 2018 was mainly due to decreased production and sales of mortgage loans in the secondary market by United’s mortgage banking subsidiary, George Mason. Mortgage loan sales were $1.98 billion in the year of 2018 as compared to $2.40 billion in the year of 2017. Mortgage loans originated for sale were $1.99 billion for the year of 2018 as compared to $2.37 billion for the year of 2017. However, George Mason did originate approximately $680 million of portfolio mortgage loan products for United Bank during the year of 2018.

Fees from trust services for the year of 2018 were $12.93 million, an increase of $1.13 million or 9.57% from the year of 2017. The increase was due to an increase in the value of managed assets.

Fees from brokerage services for the year of 2018 were $9.35 million, an increase of $1.62 million or 20.92% from the year of 2017 due to increased volume.

In addition, United recognized a net gain of $2.76 million in the year of 2018 on the sale of bank premises.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2018 was $368.18 million, which was relatively flat from the year of 2017, increasing $770 thousand or less than 1%.

Employee compensation for the year of 2018 decreased $1.93 million or 1.16% from the year of 2017. Merger severance charges of $12.78 million from the Cardinal acquisition were included in the year of 2017. Otherwise, base salaries for the year of 2018 increased $9.96 million or 9.16% from the same time period in 2017 due mainly to additional employees from the Cardinal acquisition. The remainder of the increase in employee compensation for the year of 2018 was due mainly to higher employee incentives expense.

Employee benefits expense for the year of 2018 increased $1.18 million or 3.36% as compared to the year of 2017. Expense related to United’s Stock and Investment Plan increased $1.28 million due to additional employees from the Cardinal acquisition. Pension expense decreased $563 thousand. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note N, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $803 thousand and decrease by approximately $746 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.26 million and increase by approximately $2.66 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.47 million and increase by approximately $1.47 million, respectively.

Net occupancy expense decreased $2.61 million or 6.67% for the year of 2018 as compared to the prior year. Included in net occupancy expense for the year of 2017 were charges of $5.93 million for the termination of leases and the reduction in the value of leasehold improvements for closed offices in the Cardinal acquisition. Otherwise, real property taxes increased $525 thousand and building maintenance increased $518 thousand.

Other real estate owned (OREO) expense decreased $2.56 million or 42.63% for the year of 2018 due to fewer declines in the fair value of OREO properties and a decrease in maintenance expense.

Equipment expense increased $3.32 million or 31.52% for the year of 2018 due to increased maintenance costs on equipment.

Data processing expense increased $2.78 million or 13.23% for the year of 2018 as compared to the prior year due to additional processing as a result of the Cardinal acquisition. In addition, the results for the year of 2017 included a penalty of $525 thousand for the termination of Cardinal’s data processing contract.

Federal Deposit Insurance Corporation (FDIC) insurance expense for the year of 2018 increased $4.41 million or 62.59% from the year of 2017 as United Bank is now considered a large institution and subject to increased assessment rates.

Other expense for the year of 2018 decreased $3.99 million or 4.95% from the year of 2017. Included in other expense for the year of 2017 were merger-related expenses of $7.61 million. Business franchise taxes decreased $1.56 million for the year of 2018 as compared to the year of 2017. Consulting and legal expense increased $1.40 million.

Income Taxes

For the year ended December 31, 2018, income taxes were $70.82 million, compared to $134.25 million for 2017. The year for 2017 included additional income tax expense of $37.73 million related to the estimated impact of the Tax Cuts and Jobs Act of 2017 (the Tax Act). The year of 2018 include a benefit of $832 thousand related to New Markets tax credits. Income before income taxes for the year of 2018 increased $42.34 million or 14.86% from the year of 2017. United’s effective tax rate was approximately 21.7% and 47.1% for years ended December 31, 2018 and 2017, respectively, as compared to 33.9% for 2016. The lower effective tax rate for the year of 2018 was due to the impact of the Tax Act. For further details related to income taxes, see Note M, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first three months of 2018 was $61.71 million or $0.59 per diluted share compared to $38.81 million or $0.48 per share for the first three months of 2017. As previously mentioned, United completed its acquisition of Cardinal on April 21, 2017. The financial results of Cardinal are included in United’s results from the acquisition date. As a result of the acquisition, the first quarter of 2018 was impacted for increased levels of average balances, income, and expense as compared to the first quarter of 2017. Net interest income for the first three months of 2018 was $144.04 million, which was an increase of $36.42 million or 33.84% from net interest income of $107.62 million for the first three months of 2017. The increase in net interest income occurred because total interest income increased $46.43 million while total interest expense only increased $10.00 million from the first quarter of 2017. The provision for credit losses was $5.18 million for the first three months of 2018 as compared to $5.90 million for the first three months of 2017. Noninterest income was $31.19 million for the first three months of 2018, up $11.05 million or 54.83% when compared to the first three months of 2017. Included in the results for the first quarter of 2017 was a net gain of $3.77 million on the redemption of an investment security. Noninterest expense for the first three months of 2018 increased $27.61 million or 43.94% from the first three months of 2017. The first quarter of 2017 included $1.23 million of merger expenses related to the acquisition of Cardinal. Income taxes decreased $2.32 million or 11.46% for the first three months of 2018 as compared to the first three months of 2017.

Net income for the second quarter of 2018 was $66.27 million or $0.63 per diluted share, as compared to $37.06 million or $0.37 per diluted share for the prior year second quarter. The second quarter of 2017 included merger-related expenses of $23.22 million due to the Cardinal acquisition. Net interest income for the second quarter of 2018 was $149.12 million, an increase of $12.88 million or 9.45% from the second quarter of 2017. The increase in net interest income occurred because total interest income increased $23.05 million while total interest expense only increased $10.18 million from the second quarter of 2017. The provision for credit losses was $6.20 million for the second quarter of 2018 as compared to $8.25 million for the second quarter of 2017. For the second quarter of 2018, noninterest income was $36.01 million, which was a decrease of $4.50 million or 11.11% from the second quarter of 2017. This increase from 2017 was mainly due to additional income from mortgage banking activities as a result of the Cardinal acquisition. For the second quarter of 2018, noninterest expense decreased $18.73 million or 16.70% from the second quarter of 2017 due mainly to the Cardinal acquisition. Income taxes for the second quarter of 2018 were $19.24 million as compared to $19.30 million for the second quarter of 2017.

Net income for the third quarter of 2018 was $64.41 million or $0.62 per diluted share, as compared to $56.74 million or $0.54 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2018 was $148.78 million, which was a decrease of $1.5 million or 1% from the third quarter of 2017. The decrease in net interest income occurred because total interest income increased $13.45 million while total interest expense increased $14.95 million from the third quarter of 2017. The provision for loan losses was $4.81 million for the third quarter of 2018 as compared to $7.28 million for the third quarter of 2017. For the third quarter of 2018, noninterest income was $31.69 million, which was a decrease of $6.54 million or 17.12% from the third quarter of 2017. This decrease was due to decreased production and sales of mortgage loans in the secondary market by United’s mortgage banking subsidiary, George Mason. For the third quarter of 2018, noninterest expense decreased $3.34 million or 3.45% from the third quarter of 2017. This decrease from 2017 was mainly due to employee compensation decreasing $3.57 million or 7.95% as a result of a $3.23 million decrease in commissions expense and fewer employees related to a decrease in production and sales of mortgage loans at George Mason. Income taxes for the third quarter of 2018 were $17.93 million as compared to $27.84 million for the third quarter of 2017.

Net income for the fourth quarter of 2018 were $63.95 million or $0.62 per diluted share as compared to earnings of $17.98 million or $0.17 per diluted share for the fourth quarter of 2017. The results for the fourth quarter of 2017 included additional income tax expense of $37.73 million or $0.36 per diluted share related to the estimated impact of the enactment of the Tax Cuts and Jobs Act (the Tax Act). Net interest income for the fourth quarter of 2018 was $146.71 million, which was a decrease of $8.15 million or 5.26% from the fourth quarter of 2017. The $8.15 million decrease in net interest income occurred because total interest income increased $10.98 million while total interest expense increased $19.13 million from the fourth quarter of 2017. Tax-equivalent net interest income for the fourth quarter of 2018 was $147.77 million, a decrease of $9.35 million or 5.95% from the fourth quarter of 2017 due mainly to an increase of 66 basis points in the average cost of funds as compared to the fourth quarter of 2017 due to higher market interest rates. In addition, loan accretion on acquired loans decreased $7.99 million or 47.55%. For the quarters ended December 31, 2018 and 2017, the provision for loan losses was $5.82 million and $6.98 million. Noninterest income for the fourth quarter of 2018 was $29.83 million, which was a decrease of $2.94 million or 8.96% from the fourth quarter of 2017. The decrease was due mainly to a decrease of $3.74 million in income from mortgage banking activities due to decreased production and sales of mortgage loans in the secondary market by George Mason. Noninterest expense for the fourth quarter of 2018 was $91.00 million, a decrease of $4.78 million or 4.99% from the fourth quarter of 2017. In particular, employee compensation decreased $2.25 million due mainly to a decrease in commissions and incentives expense related to the decline in production and sales of mortgage loans at George Mason, employees benefits expense decreased $672 thousand due mainly to a decline in health insurance costs, and within other expense, merger expenses decreased $1.78 million and business franchise taxes declined $1.51 million. For the fourth quarter of 2018, income tax expense was $15.76 million, an decrease of $51.13 million from the fourth quarter of 2017 mainly due to the previously mentioned additional income tax expense of $37.73 million recorded in the fourth quarter of 2017, which related to the impact of the Tax Act. The fourth quarter and year of 2018 included a benefit of $832 thousand related to New Markets tax credits.

Additional quarterly financial data for 2018 and 2017 may be found in Note X, Notes to Consolidated Financial Statements.

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

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2018:

		Total Payments Due by Period
(In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (1)	$11,699,362	$11,699,362	$0	$0	$0
Time deposits (2) (3)	2,343,322	1,521,994	631,685	189,596	47
Short-term borrowings (2)	351,364	351,364	0	0	0
Long-term borrowings (2) (3)	1,700,878	1,154,318	120,783	44,614	381,163
Operating leases	77,308	18,590	30,209	17,869	10,640

(1)	Excludes interest.
(2)

Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2018. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

As of December 31, 2018, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.37 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2018 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note Q, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2018:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$609,211
Credit card and personal revolving lines	187,422
Commercial	3,029,737

Total unused commitments	$3,826,370

Financial standby letters of credit	$65,199
Performance standby letters of credit	75,833

Total letters of credit	$141,032

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

Cash flows provided by operations in 2018 were $292.53 million due mainly to net income of $256.34 million for the year of 2018. In 2017, cash flows provided by operations were $253.93 million due mainly to net income of $150.58 million for the year of 2017. In 2018, net cash of $871.51 million was used in investing activities which was primarily due net purchases of $493.57 million in investment securities and net growth of $391.38 million in loans. In 2017, net cash of $266.68 million was provided by investing activities which was primarily due to net repayments of $496.03 million in loans and net cash acquired in the Cardinal acquisition of $44.53 million. Partially offsetting this increase were net purchases of $233.35 million in investment securities. During the year of 2018, net cash of $66.79 million was used in financing activities due primarily to the payment of cash dividends in the amount of $142.35 million and the acquisition of treasury stock for $100.72 million. Partially offsetting these uses of cash for financing activities were net increases of $195.00 million and $165.42 million in long-term borrowings and deposits, respectively. During the year of 2017, net cash of $288.97 million was used in financing activities due primarily to a decline in deposits of $313.84 million and the payment of cash dividends in the amount of $121.35 million. Partially offsetting these decreases was the net repayment of $30.21 million in long-term borrowings. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $645.77 million for the year of 2018 as compared to an increase in cash and cash equivalents of $231.64 million for the year of 2017. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is considered to be well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.37% at December 31, 2018 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.16%, 12.16% and 10.13%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%. See Note T, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $3.25 billion at December 31, 2018, which was relatively flat from December 31, 2017, increasing $11.09 million or less than 1%. This slight increase was primarily due to the retention of earnings.

United’s equity to assets ratio was 16.89% at December 31, 2018 as compared to 17.00% at December 31, 2017. The primary capital ratio, capital and reserves to total assets and reserves, was 17.23% at December 31, 2018 as compared to 17.34% at December 31, 2017. United’s average equity to average asset ratio was 17.34% and 16.80% for the years ended December 31, 2018 and 2017, respectively. All these financial measurements reflect a financially sound position.

During the fourth quarter of 2018, United’s Board of Directors declared a cash dividend of $0.34 per share. Dividends per share of $1.36 for the year of 2018 represented an increase over the $1.33 per share paid for 2017. Total cash dividends declared to common shareholders were $141.61 million for the year of 2018 as compared to $131.76 million for the year of 2017. The year 2018 was the forty-fifth consecutive year of dividend increases to United shareholders.

The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2018	2017	2016
Return on average assets	1.36%	0.85%	1.10%
Return on average equity	7.84%	5.09%	7.67%
Dividend payout ratio	55.24%	87.50%	67.10%
Average equity to average assets ratio	17.34%	16.80%	14.34%

2017 COMPARED TO 2016

FINANCIAL CONDITION SUMMARY

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

Portfolio loans, net of unearned income, increased $2.67 billion or 25.82% from year-end 2016 mainly as a result of the Cardinal acquisition which added $3.17 billion, including purchase accounting amounts, in portfolio loans. Since year-end 2016, commercial, financial and agricultural loans increased $1.72 billion or 28.30% as commercial real estate loans increased $1.34 billion or 29.89% and commercial loans (not secured by real estate) increased $385.54 million or 23.90%. In addition, residential real estate loans and other consumer loans increased $592.73 million or 24.66% and $105.58 million or 17.34%, respectively, while construction and land development loans increased $249.17 million or 19.84%. These increases were due primarily to the Cardinal acquisition. Otherwise, portfolio loans, net of unearned income, declined $496.03 million from year-end 2016.

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

Since year-end 2016, short-term borrowings increased $268.04 million or 127.91% due to increases of $200.00 million and $74.04 million in short-term FHLB advances and short-term securities sold under agreements to repurchase, respectively. Federal funds purchased decreased $6.00 million. Cardinal added $96.21 million in short-term borrowings, all of which was repaid prior to year-end. Long-term borrowings increased $191.95 million or 16.38% since year-end 2016 as long-term FHLB advances increased $173.82 million and issuances of trust preferred capital securities increased $18.13 million. Cardinal added $220.12 million in long-term borrowings, $20 million of which was repaid prior to year-end.

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

Provision for Loan Losses

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2018 and December 31, 2017:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2018	December 31, 2017
+200	(2.71%)	(1.22%)
+100	(1.29%)	(0.48%)
-100	0.97%	(0.18%)
-200	(0.97%)	—-

At December 31, 2018, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.29% over one year as compared to a decrease of 0.48% at December 31, 2017. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.71% over one year as of December 31, 2018, as compared to a decrease of 1.22% as of December 31, 2017. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.97% over one year as of December 31, 2018 as compared to a decrease of 0.18%, over one year as of December 31, 2017. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.97% over one year as of December 31, 2018. With the federal funds rate at 1.50% at December 31, 2017, management believed a 200 basis point immediate, sustained decline in rates was highly unlikely.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.98% in year two as of December 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 1.43% in year two as of December 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.99% in year two as of December 31, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.03% in year two as of December 31, 2018.

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

At December 31, 2018, United’s mortgage related securities portfolio had an amortized cost of $1.6 billion, of which approximately $1.1 billion or 66% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 4 years and a weighted average yield of 2.74%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that in rates up 300 basis points, the average life of these securities would only extend to 4.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11%, or less than the price decline of a 5- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 19.4%.

United had approximately $249 million in balloon and other securities with a projected yield of 2.29% and a projected average life of 3.7 years on December 31, 2018. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 4.7 years and a weighted average maturity (WAM) of 4 years.

United had approximately $116 million in 15-year mortgage backed securities with a projected yield of 2.56% and a projected average life of 3.5 years as of December 31, 2018. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.4 years and a weighted average maturity (WAM) of 9.6 years.

United had approximately $82 million in 20-year mortgage backed securities with a projected yield of 2.79% and a projected average life of 5.2 years on December 31, 2018. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.7 years and a weighted average maturity (WAM) of 13.8 years.

United had approximately $62 million in 30-year mortgage backed securities with a projected yield of 2.96% and a projected average life of 7 years on December 31, 2018. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.3 years and a weighted average maturity (WAM) of 27.8 years.

The remaining 3% of the mortgage related securities portfolio at December 31, 2018, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Charleston, West Virginia

March 1, 2019

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	December 31 2018	December 31 2017
Assets
Cash and due from banks	$187,886	$196,742
Interest-bearing deposits with other banks	831,707	1,468,636
Federal funds sold	803	789

Total cash and cash equivalents	1,020,396	1,666,167
Securities available for sale at estimated fair value (amortized cost-$2,360,884 at December 31, 2018 and $1,900,684 at December 31, 2017)	2,337,039	1,888,756
Securities held to maturity (estimated fair value-$18,655 at December 31, 2018 and $20,018 at December 31, 2017)	19,999	20,428
Equity securities at estimated fair value	9,734	0
Other investment securities	176,955	162,461
Loans held for sale (at fair value-$247,104 at December 31, 2018 and $263,308 at December 31, 2017)	249,846	265,955
Loans	13,429,532	13,027,337
Less: Unearned income	(7,310)	(15,916)

Loans net of unearned income	13,422,222	13,011,421
Less: Allowance for loan losses	(76,703)	(76,627)

Net loans	13,345,519	12,934,794
Bank premises and equipment	95,245	104,894
Goodwill	1,478,014	1,478,380
Accrued interest receivable	60,597	52,815
Other assets	457,154	484,309

TOTAL ASSETS	$19,250,498	$19,058,959

Liabilities
Deposits:
Noninterest-bearing	$4,416,815	$4,294,687
Interest-bearing	9,577,934	9,535,904

Total deposits	13,994,749	13,830,591
Borrowings:
Federal funds purchased	23,400	16,235
Securities sold under agreements to repurchase	152,927	311,352
Federal Home Loan Bank borrowings	1,439,198	1,271,531
Other long-term borrowings	234,905	242,446
Reserve for lending-related commitments	1,389	679
Accrued expenses and other liabilities	152,306	145,595

TOTAL LIABILITIES	15,998,874	15,818,429

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,239,121 and 105,069,821 at December 31, 2018 and December 31, 2017, respectively, including 2,915,633 and 29,173 shares in treasury at December 31, 2018 and December 31, 2017, respectively	263,098	262,675
Surplus	2,134,462	2,129,077
Retained earnings	1,013,037	891,816
Accumulated other comprehensive loss	(57,019)	(42,025)
Treasury stock, at cost	(101,954)	(1,013)

TOTAL SHAREHOLDERS’ EQUITY	3,251,624	3,240,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,250,498	$19,058,959

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2018	2017	2016
Interest income
Interest and fees on loans	$636,720	$565,537	$430,738
Interest on federal funds sold and other short-term investments	19,268	16,035	3,495
Interest and dividends on securities:
Taxable	56,273	36,715	32,357
Tax-exempt	5,454	5,519	3,751

Total interest income	717,715	623,806	470,341
Interest expense
Interest on deposits	91,507	49,726	29,125
Interest on short-term borrowings	2,245	1,579	1,584
Interest on long-term borrowings	35,318	23,504	14,301

Total interest expense	129,070	74,809	45,010

Net interest income	588,645	548,997	425,331
Provision for loan losses	22,013	28,406	24,509

Net interest income after provision for loan losses	566,632	520,591	400,822
Other income
Fees from trust services	12,930	11,801	12,025
Fees from brokerage services	9,347	7,730	7,012
Fees from deposit services	33,973	33,622	32,858
Bankcard fees and merchant discounts	5,168	4,795	5,215
Other service charges, commissions, and fees	2,228	2,057	2,059
Income from bank-owned life insurance	5,045	5,110	5,794
Income from mortgage banking activities	58,109	58,907	3,450
Net gain on the sale of bank premises	2,763	0	0
Net investment securities (losses) gains	(2,618)	5,584	280
Other income	1,767	2,039	1,339

Total other income	128,712	131,645	70,032
Other expense
Employee compensation	164,468	166,393	95,655
Employee benefits	36,172	34,997	26,591
Net occupancy expense	36,462	39,067	27,529
Other real estate owned (OREO) expense	3,444	6,003	5,844
Equipment expense	13,846	10,528	8,622
Data processing expense	23,800	21,019	15,280
Bankcard processing expense	1,971	1,809	1,742
FDIC insurance expense	11,464	7,051	8,548
Other expense	76,552	80,542	58,385

Total other expense	368,179	367,409	248,196

Income before income taxes	327,165	284,827	222,658
Income taxes	70,823	134,246	75,575

Net income	$256,342	$150,581	$147,083

CONSOLIDATED STATEMENTS OF INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Year Ended December 31
	2018	2017	2016
Earnings per common share:
Basic	$2.46	$1.54	$2.00

Diluted	$2.45	$1.54	$1.99

Dividends per common share	$1.36	$1.33	$1.32

Average outstanding shares:
Basic	104,015,976	97,502,633	73,531,992
Diluted	104,298,825	97,890,078	73,893,127

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Year Ended December 31
	2018	2017	2016
Net income	$256,342	$150,581	$147,083

Change in net unrealized (loss) gain on available-for-sale (AFS) securities, net of tax	(9,015)	4,093	(7,782)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	6	5	6
Change in defined benefit pension plan, net of tax	504	(1,406)	1,271

Comprehensive income, net of tax	$247,837	$153,273	$140,578

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2016	69,626,932	$174,067	$752,997	$824,603	$(38,212)	$(820)	$1,712,635
Net income	0	0	0	147,083	0	0	147,083
Other comprehensive income, net of tax	0	0	0	0	(6,505)	0	(6,505)

Total comprehensive income, net of tax							140,578
Stock based compensation expense	0	0	2,817	0	0	0	2,817
Issuance of common stock (4,330,000 shares)	4,330,000	10,825	189,091	0	0	0	199,916
Acquisition of Bank of Georgetown (6,527,746 shares)	6,527,746	16,319	248,176	0	0	0	264,495
Purchase of treasury stock (16 shares)	0	0	0	0	0	(1)	(1)
Issuance of treasury stock (1,500 shares)	0	0	0	0	0	52	52
Distribution of treasury stock for deferred compensation plan (28 shares)	0	0	0	0	0	1	1
Cash dividends ($1.32 per share)	0	0	0	(98,696)	0	0	(98,696)
Grant of restricted stock (64,092 shares)	64,092	161	(161)	0	0	0	0
Forfeiture of restricted stock (5,955 shares)	0	0	207	0	0	(207)	0
Common stock options exercised (519,482 shares)	519,482	1,299	12,651	0	0	0	13,950

Balance at December 31, 2016	81,068,252	202,671	1,205,778	872,990	(44,717)	(975)	2,235,747
Net income	0	0	0	150,581	0	0	150,581
Other comprehensive income, net of tax	0	0	0	0	2,692	0	2,692

Total comprehensive income, net of tax							153,273
Stock based compensation expense	0	0	3,555	0	0	0	3,555
Acquisition of Cardinal Financial Corporation (23,690,589 shares)	23,690,589	59,226	916,028	0	0	0	975,254
Purchase of treasury stock (86 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.33 per share)	0	0	0	(131,755)	0	0	(131,755)
Grant of restricted stock (90,075 shares)	90,075	225	(225)	0	0	0	0
Forfeiture of restricted stock (840 shares)	0	0	38	0	0	(38)	0
Common stock options exercised (220,905 shares)	220,905	553	3,903	0	0	0	4,456

Balance at December 31, 2017	105,069,821	262,675	2,129,077	891,816	(42,025)	(1,013)	3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01				136	(136)		0
Reclass due to adopting Accounting Standard Update 2018-02				6,353	(6,353)		0
Comprehensive income:
Net income	0	0	0	256,342	0	0	256,342
Other comprehensive income, net of tax	0	0	0	0	(8,505)	0	(8,505)

Total comprehensive income, net of tax							247,837
Stock based compensation expense	0	0	4,073	0	0	0	4,073
Purchase of treasury stock (2,880,855 shares)	0	0	0	0	0	(100,724)	(100,724)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.36 per share)	0	0	0	(141,610)	0	0	(141,610)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (5,636 shares)	0	0	218	0	0	(218)	0
Common stock options exercised (72,296 shares)	72,296	180	1,337	0	0	0	1,517

Balance at December 31, 2018	105,239,121	$263,098	$2,134,462	$1,013,037	$(57,019)	$(101,954)	$3,251,624

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$256,342	$150,581	$147,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,013	28,406	24,509
Depreciation, amortization and accretion	(21,061)	(21,567)	(8,720)
(Gain) Loss on sales of bank premises, OREO and equipment	(772)	4,813	5,196
Loss (Gain) on securities	2,618	(5,584)	(280)
Loans originated for sale	(1,994,707)	(2,373,622)	(154,335)
Proceeds from sales of loans	2,041,508	2,455,213	160,021
Gain on sales of loans	(58,109)	(58,907)	(3,450)
Stock-based compensation	4,073	3,555	2,817
Excess tax benefits from stock-based compensation arrangements	158	2,201	4,008
Deferred income tax expense	9,353	60,827	7,252
Increase in cash surrender value of bank-owned life insurance policies	(5,045)	(5,110)	(3,837)
Contribution to pension plan	(7,000)	(10,000)	0
Amortization of net periodic pension costs	2,566	3,310	5,156
Changes in:
Loans held for sale	27,417	(8,893)	0
Interest receivable	(7,782)	(2,024)	(755)
Other assets	11,824	32,924	(5,855)
Accrued expenses and other liabilities	9,137	(2,195)	(8,076)

NET CASH PROVIDED BY OPERATING ACTIVITIES	292,533	253,928	170,734

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	328	14,214	5,730
Purchases of held to maturity securities	0	(1,403)	0
Proceeds from sales of securities available for sale	171,202	247,131	103,440
Proceeds from maturities and calls of securities available for sale	270,754	439,181	410,550
Purchases of securities available for sale	(917,907)	(932,474)	(504,978)
Proceeds from sales of equity securities	2,005	0	0
Purchases of equity securities	(657)	0	0
Proceeds from sales and redemptions of other investment securities	37,860	40,837	64,411
Purchases of other investment securities	(57,154)	(74,090)	(72,052)
Redemption of bank-owned life insurance policies	0	0	630
Purchases of bank premises and equipment	(5,776)	(14,357)	(7,271)
Proceeds from sales of bank premises and equipment	8,397	17	554
Acquisition of subsidiaries, net of cash paid	0	44,531	29,330
Proceeds from sales of OREO properties	10,816	7,066	17,871
Net change in loans	(391,381)	496,025	(17,255)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(871,513)	266,678	30,960

FINANCING ACTIVITIES
Cash dividends paid	(142,350)	(121,354)	(96,351)
Acquisition of treasury stock	(100,724)	(1)	(1)
Proceeds from exercise of stock options	1,500	4,619	13,337
Proceeds from the issuance of common stock	0	0	199,916
Distribution of treasury stock for deferred compensation plan	1	1	1
Repayment of long-term Federal Home Loan Bank borrowings	(755,000)	(845,208)	(725,673)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	950,000	815,000	795,000
Repayment of trust preferred issuance	(9,374)	0	0
Changes in:
Time deposits	(293,184)	614,821	75,639
Other deposits	458,600	(928,665)	408,127
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(176,260)	171,821	(294,497)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(66,791)	(288,966)	375,498

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(645,771)	231,640	577,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,666,167	1,434,527	857,335

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,020,396	$1,666,167	$1,434,527

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2018	2017	2016
Supplemental information
Cash paid for interest	$124,679	$72,715	$44,609
Cash paid for income taxes	55,336	73,096	61,905
Noncash investing activities:
Transfers of loans to OREO	$1,840	$17,615	$21,776

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

December 31, 2018

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

Through its community banking segment, United offers a full range of banking products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though George Mason Mortgage, LLC (George Mason), an indirectly owned subsidiary of United.

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

The Company has evaluated events and transactions subsequent to December 31, 2018 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

Cash and Cash Equivalents: United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.

Securities: Management determines the appropriate classification of securities at the time of purchase. Debt securities that United has the positive intent and the ability to hold to maturity are carried at amortized cost. Securities to be held for indefinite periods of time are classified as available for sale and carried at estimated fair value. Unrealized gains and losses on securities classified as available for sale are carried as a separate component of Accumulated Other Comprehensive Income (Loss), net of deferred income taxes. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized within noninterest income of the Consolidated Statements of Income.

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

Loans: Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $44,547,000, $44,475,000, and $18,471,000, for the years of 2018, 2017 and 2016, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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

A loan is categorized as a trouble debt restructuring (TDR) if a concession is granted to provide for a reduction of either interest or principal due to a deterioration in the financial condition of the borrower. A loan classified as a TDR will generally retain such classification until the loan is paid in full. However, a one-to-four-family residential mortgage TDR loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the TDR classification. Interest income on TDRs is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. The portfolio of TDR loans is monitored monthly.

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

Other Real Estate Owned: At December 31, 2018 and 2017, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $16,865,000 and $24,348,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2018 and 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $520,000 and $873,000, respectively.

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

Advertising Costs: Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $4,643,000, $4,519,000, and $3,410,000 for the years of 2018, 2017, and 2016, respectively.

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

Intangible Assets: Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $8,039,000, $7,772,000, and $3,944,000 in 2018, 2017, and 2016, respectively, related to all intangible assets.

Goodwill and intangible assets with indefinite lives (such as a trade name intangible) are not amortized, but are tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or as indicators of impairment are identified. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2018, and 2017, total goodwill approximated $1,478,014,000 and $1,478,380,000, respectively.

Derivative Financial Instruments: United accounts for its derivative financial instruments in accordance with the Derivatives and Hedging topic of the FASB Accounting Standards Codification (ASC Topic 815). ASC Topic 815 requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship.

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

Stock-based compensation expense was $4,073,000 in 2018, $3,555,000 in 2017, and $2,817,000 in 2016.

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

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2018	2017	2016
Distributed earnings allocated to common stock	$141,336	$131,527	$98,510
Undistributed earnings allocated to common stock	114,542	18,816	48,317

Net earnings allocated to common shareholders	$255,878	$150,343	$146,827

Average common shares outstanding	104,015,976	97,502,633	73,531,992
Dilutive effect of stock compensation	282,849	387,445	361,135

Average diluted shares outstanding	104,298,825	97,890,078	73,893,127

Earnings per basic common share	$2.46	$1.54	$2.00
Earnings per diluted common share	$2.45	$1.54	$1.99

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

Recent Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-14 “Compensation – Retirement Benefits - Defined Benefits – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post retirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project, which the FASB launched in 2014 to improve effectiveness of disclosures in notes to financial statements. ASU No. 2018-14 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU No. 2018-14 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This amendment changes the fair value measurement disclosure requirements of ASC Topic 820 and is the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements, which was finalized in August 2018. ASU No. 2018-13 is effective for all entities for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted for any eliminated or modified disclosure upon issuance of this ASU. ASU No. 2018-13 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07 “Compensation-Stock Compensation (Topic 718):Improvements to Nonemployee Share-Based Payment Accounting.” This update has been issued as part of a simplification initiative which will expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018; early adoption is permitted. ASU No. 2018-07 was adopted by United on January 1, 2019. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to help organizations address certain stranded income tax effects in accumulated other comprehensive income (AOCI) resulting from the Tax Cuts and Jobs Act (the “Tax Act”). This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. United adopted ASU No. 2018-02 in the first quarter of 2018 and reclassified $6,353,000 of stranded income tax effected amounts in AOCI to retained earnings.

In August 2017, the FASB issued ASU No. 2017-12, “Targeting Improvement to Accounting for Hedging Activities.” This ASU amends ASC 815 and its objectives are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity and simplify the application of hedge accounting by preparers. This ASU makes certain targeted improvements to simplify the application of the hedge accounting, including to derivative instruments as well as allow a one-time election to reclassify fixed-rate, prepayable debt securities from a held-to-maturity classification to an available-for-sale classification. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. United adopted the standard on January 1, 2019 using the modified retrospective approach. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company transferred HTM securities with a carrying amount of $11,544,000, which resulted in a decrease of $1,098,000 to AOCI.

In July 2017, the FASB issued ASU No. 2017-11, “Part I, Accounting for Certain Financial Instruments with Down Round Features and Part II, Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling interests with a Scope Exception.” Part I of this ASU simplifies the accounting for financial instruments that include down round features while the amendments in Part II, which do not have an accounting effect, address the difficulty of navigating the guidance in ASC 480, “Distinguishing Liabilities from Equity”, due to the existence of extensive pending content in the Codification. ASU No. 2017-11 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU No. 2017-11 was adopted by United on January 1, 2019. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No. 2017-07 amends ASC Topic 715, “Compensation - Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU No. 2017-07 was effective for United on January 1, 2018. The adoption of ASU No. 2017-07 had a slight change in presentation but did not materially impact the Company’s financial condition or results of operations. United elected to use the practical expedient and used amounts previously disclosed in its Employee Benefits Plan footnote (Note N) to retrospectively adjust prior period amounts of employee compensation and employee benefits within United’s Consolidated Statements of Income.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU No. 2017-01 changes the definition of a business to assist entities with evaluation when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC Topic 606. ASU No. 2017-01 was effective for United on January 1, 2018 and did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.” ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No. 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU No. 2016-13 is effective for United on January 1, 2020, with early adoption permitted. United has completed an initial data gap assessment and loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions that will be used to estimate the initial current expected credit loss allowance. United has engaged a third-party service provider to assist with the implementation of the new accounting standard. Management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 changed certain aspects of accounting for share-based payments to employees. The new guidance, amongst other things, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $1,048,000 for the year of 2017. ASU No. 2016-09 also allows an employer to repurchase more of an employee’s shares than it could previously for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was previously required. ASU No. 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award’s vesting period. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU No. 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842), Targeted Improvements.” This update creates an additional transition method, and a lessor practical expedient to not separate lease and non-lease components if specified criteria are met. The new transition method allows companies to use the effective date of the new leases standard as the date of initial application transition. Companies that elect this transition option will not adjust their comparative period financial information for the effect of ASC Topic 842, nor will they make the new required lease disclosure for periods before the effective date. In addition, these companies will carry forward their ASC Topic 840 disclosures for comparative periods. The practical expedient permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to ASC Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 does not make any substantive changes to the core provisions or principals of the new leases standard. United adopted the standard using the modified retrospective transition method on January 1, 2019. The Company has evaluated and has elected the practical expedients, which allows for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. Adoption of the standard resulted in the recognition of additional net lease assets and lease liabilities of $67,040,000 and $70,692,000, respectively, as of January 1, 2019. Of the difference between these two amounts, $1,049,000 was recorded as an adjustment to retained earnings.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the ASC. The amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new revenue recognition standard sets forth a five-step principle-based approach for determining revenue recognition. For United, revenue is comprised of net interest income and noninterest income. As the standard does not apply to revenue associated with financial instruments, net interest income, gains and losses from securities, income from bank-owned life insurance (BOLI) and income from mortgage banking activities are not impacted by the standard. Based on a review and evaluation of a number of revenue contracts, United’s management determined that ASU No. 2014-09 impacts certain recurring revenue streams related to noninterest income such as fees from trust and brokerage services. However, based on an assessment of these revenue streams under the standard, management concluded that ASU No. 2014-09 does not have a material impact on the Company’s financial condition or results of operations. In addition, in the Company’s evaluation of the nature of its contracts with customers, United has determined that further disaggregation of revenue from contracts with customers into more granular categories beyond those presented in the Consolidated Statements of Income was not necessary. ASU No. 2014-09 was adopted by United on January 1, 2018 using the modified-retrospective transition method. No cumulative effect adjustment was made to the opening balance of retained earnings because the amount was considered immaterial. The impact of ASU No. 2014-09 for the year of 2018 was also immaterial to United’s consolidated financial position, results of operations, shareholders’ equity, cash flows and disclosures.

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

The aggregate purchase price was $975,254,000, including common stock valued at $972,499,000, stock options assumed valued at $2,741,000, and cash paid for fractional shares of $14,000. The number of shares issued in the transaction was 23,690,589, which were valued based on the closing market price of $41.05 for United’s common shares on April 21, 2017. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill, core deposit intangibles and the George Mason trade name intangible of $612,920,000, $28,724,000 and $1,080,000, respectively. The core deposit intangibles are being amortized over ten years. The George Mason trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the George Mason trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Cardinal acquisition is deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Cardinal. As a result of the merger, United recorded fair value discounts of $144,434,000 on the loans acquired, $2,281,000 on leases and $8,738,000 on trust preferred issuances, respectively, and premiums of $4,408,000 on land acquired, $5,072,000 on interest-bearing deposits and $10,740,000 on long-term FHLB advances, respectively. The remaining discount and premium amounts are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition except for loans and land. The discount on loans will be accreted into income based on the effective yield method. The premium on land will not be amortized. At December 31, 2018, the discounts on leases and trust preferred issuances had an average estimated remaining life of 4.75 years and 15.72 years, respectively, and the premiums on the interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 3.75 years and 3.56 years, respectively. United assumed $1,825,000 of liabilities to provide severance benefits to terminated employees of Cardinal, which has no remaining balance as of December 31, 2018. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill are considered final as of April 21, 2018.

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

The consolidated financial statements of United for the years of December 31, 2018 and December 31, 2017 include the operating results of the acquired assets and assumed liabilities subsequent to the Cardinal Acquisition Date. The operations of United’s metropolitan Washington D.C. geographic area primarily includes the acquired operations of Cardinal. Cardinal’s results of operations prior to the Cardinal Acquisition Date are not included in United’s consolidated financial statements.

NOTE C—INVESTMENT SECURITIES

Securities Available for Sale

Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,285	$35	$430	$85,890	$0
State and political subdivisions	212,670	439	4,121	208,988	0
Residential mortgage-backed securities
Agency	1,047,345	3,235	14,930	1,035,650	0
Non-agency	3,927	332	0	4,259	86
Commercial mortgage-backed securities
Agency	560,634	996	7,030	554,600	0
Asset-backed securities	272,459	450	939	271,970	0
Trust preferred collateralized debt obligations	6,176	91	350	5,917	2,586
Single issue trust preferred securities	8,754	169	561	8,362	0
Other corporate securities	162,634	118	1,349	161,403	0

Total	$2,360,884	$5,865	$29,710	$2,337,039	$2,672

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$114,735	$385	$362	$114,758	$0
State and political subdivisions	303,101	3,197	2,429	303,869	0
Residential mortgage-backed securities
Agency	821,857	2,096	9,360	814,593	0
Non-agency	4,969	543	0	5,512	86
Commercial mortgage-backed securities
Agency	457,107	1,059	3,309	454,857	0
Asset-backed securities	109,829	148	7	109,970	0
Trust preferred collateralized debt obligations	37,856	542	4,129	34,269	20,770
Single issue trust preferred securities	13,417	368	1,225	12,560	0
Other corporate securities	28,101	407	18	28,490	0
Marketable equity securities	9,712	179	13	9,878	0

Total	$1,900,684	$8,924	$20,852	$1,888,756	$20,856

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2018 and 2017.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,072	$250	$7,374	$180
State and political subdivisions	53,421	544	94,337	3,577
Residential mortgage-backed securities
Agency	195,009	1,597	508,041	13,333
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	107,443	1,124	294,129	5,906
Asset-backed securities	151,427	939	0	0
Trust preferred collateralized debt obligations	0	0	2,150	350
Single issue trust preferred securities	0	0	5,163	561
Other corporate securities	129,709	1,233	6,879	116

Total	$703,081	$5,687	$918,073	$24,023

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,678	$230	$22,920	$132
State and political subdivisions	82,896	566	59,432	1,863
Residential mortgage-backed securities
Agency	460,414	4,621	182,482	4,739
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	282,858	2,386	70,763	923
Asset-backed securities	27,931	7	0	0
Trust preferred collateralized debt obligations	0	0	28,629	4,129
Single issue trust preferred securities	0	0	4,485	1,225
Other corporate securities	6,975	18	0	0
Marketable equity securities	0	0	363	13
Total	$897,752	$7,828	$369,074	$13,024

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

	Year Ended
(In thousands)	2018	2017	2016
Proceeds from maturities, sales and calls	$441,956	$686,312	$513,990
Gross realized gains	1,594	3,274	268
Gross realized losses	2,364	1,400	13

At December 31, 2018, gross unrealized losses on available for sale securities were $29,710,000 on 599 securities of a total portfolio of 830 available for sale securities. Securities in an unrealized loss position at December 31, 2018 consisted primarily of agency commercial and residential mortgage-backed securities, and state and political subdivision securities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The state and political subdivisions securities relate to securities issued by various municipalities.

In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. As of December 31, 2018, securities with total unrealized losses of $1,456,000 were identified to be sold. Therefore, OTTI was recognized on these securities in amount of $1,456,000 as of December 31, 2018 due to the lack of intent to hold these securities to the recovery of their cost basis which is included in Net investment securities (losses) gains on United’s Consolidated Statements of Income.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $212,670,000 at December 31, 2018. As of December 31, 2018, approximately 74% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of December 31, 2018. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. As of December 31, 2018, OTTI in the amount of $74,000 was recognized on nine of these securities due to the intent to sell these securities before the recovery of the amortized cost basis. Based upon management’s analysis and judgment, with the exception of the securities identified to be sold, it was determined that none of the other state and political subdivision securities were other-than-temporarily impaired at December 31, 2018.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,607,979,000 at December 31, 2018. Of the $1,607,979,000 amount, $560,634,000 was related to agency commercial mortgage-backed securities and $1,047,345,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. As of December 31, 2018, OTTI in the amount of $1,341,000 was recognized on twenty-three of these securities due to the intent to sell these securities before the recovery of the amortized cost basis. Based upon management’s analysis and judgment, with the exception of the securities identified to be sold, it was determined that none of the other agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2018.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $3,927,000 at December 31, 2018. Of the $3,927,000 amount, $118,000 was rated above investment grade and $3,809,000 was rated below investment grade. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2018.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2018, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired. All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2018 consisted of $3,030,000 in investment grade bonds and $5,724,000 in unrated bonds. The investment grade bonds were rated BBB-. All of the unrated bonds were in an unrealized loss position for twelve months or longer as of December 31, 2018.

Trust preferred collateralized debt obligations (Trup Cdos)

The total amortized cost balance of United’s Trup Cdo portfolio was $6,176,000 as of December 31, 2018. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2018, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of December 31, 2018 is other-than-temporarily impaired.

Corporate securities

As of December 31, 2018, United’s Corporate securities portfolio had a total amortized cost balance of $162,634,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $162,634,000, 87% was investment grade rated and 13% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment. As of December 31, 2018, OTTI in the amount of $35,000 was recognized on one of these securities due to the intent to sell this security before the recovery of the amortized cost basis. Based upon management’s analysis and judgment, with the exception of the security identified to be sold, it was determined that none of the other corporate securities were other-than-temporarily impaired at December 31, 2018.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2018	2017	2016
Balance of cumulative credit losses at beginning of period	$18,060	$22,162	$23,773
Additional credit losses on securities for which OTTI was previously recognized	0	0	33
Reductions for securities sold or paid off during the period	(14,922)	(4,102)	(1,644)

Balance of cumulative credit losses at end of period	$3,138	$18,060	$22,162

The amortized cost and estimated fair value of securities available for sale at December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,611,906,000 and an estimated fair value of $1,594,509,000 at December 31, 2018 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$77,534	$77,266
Due after one year through five years	518,975	514,734
Due after five years through ten years	483,567	477,135
Due after ten years	1,280,808	1,267,904

Total	$2,360,884	$2,337,039

Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:.

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,074	$90	$0	$5,164
State and political subdivisions	5,473	7	1	5,479
Residential mortgage-backed securities
Agency	20	2	0	22
Single issue trust preferred securities	9,412	0	1,442	7,970
Other corporate securities	20	0	0	20

Total	$19,999	$99	$1,443	$18,655

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,187	$308	$0	$5,495
State and political subdivisions	5,797	10	0	5,807
Residential mortgage-backed securities
Agency	23	3	0	26
Single issue trust preferred securities	9,401	0	731	8,670
Other corporate securities	20	0	0	20

Total	$20,428	$321	$731	$20,018

Even though the market value of the held-to-maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United. As of December 31, 2018, the Company’s largest held-to-maturity single-issue trust preferred exposure was to SunTrust Bank ($7,435,000). The two held-to-maturity single-issue trust preferred exposures with at least one rating below investment grade included SunTrust Bank ($7,435,000) and Royal Bank of Scotland ($977,000).

No gross realized gains and losses on calls and sales of held to maturity securities have been included in earnings for the years ended December 31, 2018, 2017 and 2016.

The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of mortgage-backed securities with an amortized cost of $20,000 and an estimated fair value of $22,000 at December 31, 2018 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$7,913	$8,005
Due after one year through five years	1,059	1,061
Due after five years through ten years	8,030	7,134
Due after ten years	2,997	2,455

Total	$19,999	$18,655

Equity securities at fair value

Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,734,000 at December 31, 2018. Prior to the adoption of ASU No. 2016-01 on January 1, 2018, equity securities were included in available for sale securities.

(In thousands)	Year Ended December 31, 2018
Net losses recognized during the period	$(92)
Net losses recognized during the period on equity securities sold	(2)
Unrealized gains recognized during the period on equity securities still held at period end	92
Unrealized losses recognized during the period on equity securities still held at period end	(182)

Other investment securities

During the fourth quarter of 2018, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2018 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of its cost method securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,887,176,000 and $1,403,565,000 at December 31, 2018 and 2017, respectively.

The fair value of mortgage-backed securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $17,395,000 at December 31, 2018 and net unrealized loss of $8,968,000 at December 31, 2017 on all mortgage-backed securities.

The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2018, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$10,042	3.97%	$65,019	2.45%	$16,298	3.09%	$0	0.00%
States and political subdivisions (1)	23,021	1.82%	10,795	2.88%	40,664	2.60%	143,663	3.18%
Residential mortgage-backed securities
Agency	0	0.00%	2,030	4.69%	247,219	2.44%	798,116	2.81%
Non-agency	187	5.00%	0	0.00%	0	0.00%	3,740	5.84%
Commercial mortgage-backed
Agency	47,198	1.98%	323,743	2.33%	144,585	2.91%	45,108	2.76%
Asset-backed securities	0	0.00%	0	0.00%	0	0.00%	272,459	3.24%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	6,176	4.07%
Single issue trust preferred securities	0	0.00%	0	0.00%	10,530	5.05%	7,636	4.63%
Other corporate securities	5,000	1.98%	118,447	3.35%	32,365	4.02%	6,842	1.86%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	9,734	2.92%
Other investment securities	0	0.00%	0	0.00%	250	2.25%	176,705	3.86%

(1)	Tax-equivalent adjustments (using a 21% federal rate) have been made in calculating yields on obligations of states and political subdivisions.

There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

NOTE D—LOANS

Major classes of loans are as follows:

	December 31
(In thousands)	2018	2017
Commercial, financial, and agricultural
Owner-occupied	$1,291,790	$1,361,629
Nonowner-occupied	4,303,613	4,451,298
Other commercial	1,957,641	1,998,979

Total commercial, financial & agricultural	7,553,044	7,811,906
Residential real estate	3,501,393	2,996,171
Construction & land development	1,410,468	1,504,907
Consumer:
Bankcard	10,203	10,314
Other Consumer	954,424	704,039
Less: Unearned income	(7,310)	(15,916)

Total Loans, net of unearned income	$13,422,222	$13,011,421

The table above does not include loans held for sale of $249,846,000 and $265,955,000 at December 31, 2018 and December 31, 2017, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding loan balances in the table above include previously acquired impaired loans with a recorded investment of $149,737,000 or 1.12% of total gross loans at December 31, 2018 and $210,521,000 or 1.62% of total gross loans at December 31, 2017. The contractual principal in these acquired impaired loans was $195,706,000 and $285,964,000 at December 31, 2018 and December 31, 2017, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans. The outstanding loan balances in the table above also include unamortized deferred loan fees of $93,372,000 and $121,019,000 at December 31, 2018 and December 31, 2017, respectively.

Activity for the accretable yield for the year of 2018 follows.

(In thousands)

Accretable yield at the beginning of the period	$39,098
Accretion (including cash recoveries)	(15,498)
Additions	0
Net reclassifications to accretable from non-accretable	10,776
Disposals (including maturities, foreclosures, and charge-offs)	(8,087)

Accretable yield at the ending of the period	$26,289

At December 31, 2018 and 2017, loans-in-process of $53,997,000 and $37,738,000 and overdrafts from deposit accounts of $13,833,000 and $24,714,000, respectively, are included within the appropriate loan classifications above.

United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $93,282,000 and $36,360,000 at December 31, 2018 and 2017, respectively. During 2018, $93,175,000 of new loans were made and repayments totaled $36,253,000.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2018, United had TDRs of $59,425,000. Of the $59,425,000 aggregate balance of TDRs at December 31, 2018, $48,899,000 was on nonaccrual and $690,000 were 90 days or more past due. As of December 31, 2017, United had TDRs of $50,129,000. Of the $50,129,000 aggregate balance of TDRs at December 31, 2017, $30,868,000 was on nonaccrual, $95,000 were 90 days or more past due and $1,254,000 were 30 to 89 days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2018, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At December 31, 2018, United had restructured loans in the amount of $1,615,000 that were modified by a reduction in the interest rate, $1,818,000 that were modified by a combination of a reduction in the interest rate and the principal and $55,992,000 that were modified by a change in terms.

A loan acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2018 and 2017, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2018			December 31, 2017
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	1	$5,333	$5,327
Nonowner-occupied	1	61	61	0	0	0
Other commercial	9	16,991	16,560	13	32,211	29,411
Residential real estate	3	7,225	6,077	0	0	0
Construction & land development	0	0	0	1	1,456	1,383
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	13	$24,277	$22,698	15	$39,000	$36,121

During 2018, $22,698,000 of restructured loans were modified by a change in terms. During 2017, $36,121,000 of restructured loans were modified by a change in loan terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2018 and 2017. These loans were restructured during the twelve months ended December 31, 2018 and 2017 and subsequently defaulted, resulting in principal charge-offs during the year of 2018 and 2017.

	Year Ended December 31, 2018		Year Ended December 31, 2017
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	0	1	1,495
Residential real estate	1	2,173	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$2,173	1	$1,495

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2018
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,224	$17,742	$26,966	$1,264,824	$1,291,790	$629
Nonowner-occupied	16,108	18,092	34,200	4,269,413	4,303,613	1,171
Other commercial	13,556	46,040	59,596	1,898,045	1,957,641	2,850
Residential real estate	37,111	30,278	67,389	3,434,004	3,501,393	9,141
Construction & land development	8,462	19,412	27,874	1,382,594	1,410,468	680
Consumer:
Bankcard	657	177	834	9,369	10,203	177
Other consumer	8,909	1,243	10,152	944,272	954,424	893

Total	$94,027	$132,984	$227,011	$13,202,521	$13,429,532	$15,541

(1)	Other includes loans with a recorded investment of $149,737 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2017
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$7,968	$13,663	$21,631	$1,339,998	$1,361,629	$458
Nonowner-occupied	10,398	20,448	30,846	4,420,452	4,451,298	634
Other commercial	11,533	68,476	80,009	1,918,970	1,998,979	940
Residential real estate	35,300	28,637	63,937	2,932,234	2,996,171	6,519
Construction & land development	1,615	17,190	18,805	1,486,102	1,504,907	385
Consumer:
Bankcard	449	186	635	9,679	10,314	186
Other consumer	9,288	968	10,256	693,783	704,039	775

Total	$76,551	$149,568	$226,119	$12,801,218	$13,027,337	$9,897

(1)	Other includes loans with a recorded investment of $210,521 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2018	December 31, 2017
Commercial real estate:
Owner-occupied	$17,113	$13,205
Nonowner-occupied	16,921	19,814
Other commercial	43,190	67,536
Residential real estate	21,137	22,118
Construction & land development	18,732	16,805
Consumer:
Bankcard	0	0
Other consumer	350	193

Total	$117,443	$139,671

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2018
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,201,387	$4,161,149	$1,858,821	$1,330,899
Special mention	34,487	46,442	14,424	28,629
Substandard	55,916	96,022	81,946	50,940
Doubtful	0	0	2,450	0

Total	$1,291,790	$4,303,613	$1,957,641	$1,410,468

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2017
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,276,088	$4,312,985	$1,848,868	$1,413,706
Special mention	20,165	57,618	55,564	5,196
Substandard	65,376	80,695	90,625	86,005
Doubtful	0	0	3,922	0

Total	$1,361,629	$4,451,298	$1,998,979	$1,504,907

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2018
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,436,584	$9,369	$944,241
Special mention	19,051	657	8,914
Substandard	45,758	177	1.269
Doubtful	0	0	0

Total	$3,501,393	$10,203	$954,424

As of December 31, 2017
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$2,945,266	$9,679	$693,727
Special mention	18,025	449	9,334
Substandard	32,880	186	978
Doubtful	0	0	0

Total	$2,996,171	$10,314	$704,039

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

The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2018			December 31, 2017
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$63,633	$63,798	$0	$78,117	$78,419	$0
Nonowner-occupied	98,845	98,904	0	134,136	134,195	0
Other commercial	40,291	50,459	0	46,993	49,552	0
Residential real estate	28,207	29,279	0	26,751	28,202	0
Construction & land development	37,174	40,459	0	52,279	59,691	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	15	15	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$10,004	$10,004	$2,542	$9,132	$9,132	$2,251
Nonowner-occupied	15,720	15,720	2,715	7,797	7,797	1,592
Other commercial	61,266	62,812	17,581	60,512	70,396	16,721
Residential real estate	19,623	22,064	3,265	9,813	10,418	1,552
Construction & land development	14,742	19,446	2,254	1,383	1,383	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,637	$73,802	$2,542	$87,249	$87,551	$2,251
Nonowner-occupied	114,565	114,624	2,715	141,933	141,992	1,592
Other commercial	101,557	113,271	17,581	107,505	119,948	16,721
Residential real estate	47,830	51,343	3,265	36,564	38,620	1,552
Construction & land development	51,916	59,905	2,254	53,662	61,074	229
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	15	15	0

	Impaired Loans
	For the Year Ended
	December 31, 2018		December 31, 2017
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$67,665	$1,548	$72,387	$1,830
Nonowner-occupied	103,611	1,516	124,892	711
Other commercial	51,416	718	54,533	720
Residential real estate	27,459	657	22,736	369
Construction & land development	41,892	914	43,328	955
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	26	3
With an allowance recorded:
Commercial real estate:
Owner-occupied	$7,658	$25	$11,389	$221
Nonowner-occupied	12,298	387	12,068	261
Other commercial	51,118	1,072	68,930	642
Residential real estate	15,365	460	13,631	36
Construction & land development	8,893	79	1,992	83
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$75,323	$1,573	$83,776	$2,051
Nonowner-occupied	115,909	1,903	136,960	972
Other commercial	102,534	1,790	123,463	1,362
Residential real estate	42,824	1,117	36,367	405
Construction & land development	50,785	993	45,320	1,038
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	26	3

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). The amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $4,218,000 for the year of 2018, a reversal of provision for loan losses expense of $1,106,000 for the year of 2017 and provision for loan losses expense of $1,676,000 for the year of 2016.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2018 and 2017 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2018
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	3,225	314	16,424	3,162	2,731	2,750	0	28,606
Recoveries	1,189	563	2,944	1,114	197	662	0	6,669
Provision	1,698	301	9,632	4,569	3,339	2,302	172	22,013

Ending balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703

Ending Balance: individually evaluated for impairment	$2,543	$2,715	$17,581	$3,265	$2,254	$0	$0	$28,358
Ending Balance: collectively evaluated for impairment	$2,520	$4,204	$23,760	$9,183	$5,738	$2,695	$245	$48,345
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,291,790	$4,303,613	$1,957,641	$3,501,393	$1,410,468	$964,627	$0	$13,429,532
Ending Balance: individually evaluated for impairment	$27,599	$25,231	$72,300	$21,998	$14,807	$0	$0	$161,935
Ending Balance: collectively evaluated for impairment	$1,234,919	$4,215,060	$1,860,085	$3,468,356	$1,374,840	$964,600	$0	$13,117,860
Ending Balance: loans acquired with deteriorated credit quality	$29,272	$63,322	$25,256	$11,039	$20,821	$27	$0	$149,737

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2017
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,273	$6,883	$33,087	$13,770	$10,606	$2,805	$347	$72,771
Charge-offs	2,246	296	21,189	2,973	3,337	2,822	0	32,863
Recoveries	2,599	244	3,395	601	726	748	0	8,313
Provision	(225)	(462)	29,896	(1,471)	(808)	1,750	(274)	28,406

Ending balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627

Ending Balance: individually evaluated for impairment	$2,251	$1,592	$16,721	$1,552	$229	$0	$0	$22,345
Ending Balance: collectively evaluated for impairment	$3,150	$4,777	$28,468	$8,375	$6,958	$2,481	$73	$54,282
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,361,629	$4,451,298	$1,998,979	$2,996,171	$1,504,907	$714,353	$0	$13,027,337
Ending Balance: individually evaluated for impairment	$36,721	$21,851	$78,715	$14,316	$16,921	$0	$0	$168,524
Ending Balance: collectively evaluated for impairment	$1,291,379	$4,320,997	$1,892,706	$2,967,666	$1,461,206	$714,338	$0	$12,648,292
Ending Balance: loans acquired with deteriorated credit quality	$33,529	$108,450	$27,558	$14,189	$26,780	$15	$0	$210,521

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,389,000 and $679,000 at December 31, 2018 and December 31, 2017, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2018	2017	2016
Balance of allowance for loan losses at beginning of period	$76,627	$72,771	$75,726
Provision for loan losses	22,013	28,406	24,509

	98,640	101,177	100,235

Loans charged off	28,606	32,863	36,180
Less recoveries	(6,669)	(8,313)	(8,716)

Net charge-offs	21,937	24,550	27,464

Balance of allowance for loan losses at end of period	$76,703	$76,627	$72,771
Reserve for lending-related commitments	1,389	679	1,044

Balance of allowance for credit losses at end of period	$78,092	$77,306	$73,815

NOTE G—BANK PREMISES AND EQUIPMENT AND LEASES

Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2018	2017

Land	$31,679	$34,970
Buildings and improvements	103,014	103,914
Leasehold improvements	41,001	44,684
Furniture, fixtures and equipment	72,045	99,232

	247,739	282,799
Less allowance for depreciation and amortization	152,494	177,905

Net bank premises and equipment	$95,245	$104,894

Depreciation expense was $10,254,000, $8,914,000, and $7,889,000 for years ending December 31, 2018, 2017 and 2016, respectively, while amortization expense was $102,000, $122,000 and $136,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

United and certain subsidiaries have entered into various noncancelable-operating leases. These noncancelable operating leases are subject to renewal options under various terms and some leases provide for periodic rate adjustments based on cost-of-living index changes. Rent expense for noncancelable operating leases approximated $20,256,000, $24,740,000, and $14,661,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2018, consisted of the following:

Year	Amount
(In thousands)
2019	$18,590
2020	16,359
2021	13,850
2022	10,269
2023	7,600
Thereafter	10,640

Total minimum lease payments	$77,308

NOTE H—GOODWILL AND OTHER INTANGIBLES

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2018
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($62,492)	$0	$0	$98,359	($62,492)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2017
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($54,453)	$0	$0	$98,359	($54,453)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,473,265		$5,115		$1,478,380

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2017	$1,473,265	$5,115	$1,478,380
Addition to goodwill from Cardinal acquisition	(566)	200	(366)

Goodwill at December 31, 2018	$1,472,699	$5,315	$1,478,014

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2018:

Year	Amount
(In thousands)
2019	$7,016
2020	6,309
2021	5,369
2022	4,581
2023 and thereafter	12,592

NOTE I—DEPOSITS

The book value of deposits consisted of the following:

(In thousands)	December 31
	2018	2017
Demand deposits	$3,212,878	$4,294,687
Interest-bearing checking	374,495	2,156,974
Regular savings	954,961	1,034,100
Money market accounts	7,157,028	3,756,259
Time deposits under $100,000	712,313	795,137
Time deposits over $100,000	1,583,074	1,793,434

Total deposits	$13,994,749	$13,830,591

Included in time deposits over $100,000 at December 31, 2018 and 2017 were time deposits of $250,000 or more of $979,707,000 and $790,703,000, respectively. Interest paid on deposits approximated $87,219,000, $48,887,000, and $29,048,000 in 2018, 2017 and 2016, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $24,102,000 and $19,318,000 at December 31, 2018 and 2017, respectively. The decline was due mainly to a merger of United’s banking subsidiaries in 2017 and the resulting change in the composition of the bank’s board of directors.

NOTE J—SHORT-TERM BORROWINGS

At December 31, 2018 and 2017, short-term borrowings and the related weighted-average interest rates were as follows:

	2018			2017
		Weighted-				Weighted-
(Dollars in thousands)		Average				Average
	Amount	Rate		Amount		Rate
Federal funds purchased	$23,400	2.40%		$16,235		1.40%
Securities sold under agreements to repurchase	152,927	0.96	%(1)	261,352	(1)	0.36	%(1)

Total	$176,327			$277,587

(1)	Excludes a wholesale security sold under an agreement to repurchase assumed in the Virginia Commerce merger of $50,000 with an interest rate of 4.37% at 2017 and matured in May of 2018.

Federal funds purchased and securities sold under agreements to repurchase have been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2018	$23,400	$152,927
2017	16,235	261,352
2016	22,235	187,316
Weighted-average interest rate at year-end:
2018	2.40%	0.96%
2017	1.40%	0.36%
2016	0.65%	0.25%
Maximum amount outstanding at any month’s end:
2018	$25,790	$328,484
2017	25,800	377,687
2016	32,200	353,833
Average amount outstanding during the year:
2018	$16,773	$194,956
2017	18,433	287,663
2016	22,717	298,494
Weighted-average interest rate during the year:
2018	1.86%	0.61%
2017	0.88%	0.33%
2016	0.32%	0.17%

At December 31, 2018, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term investment market rates.

United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2018, United had no outstanding balance under this credit.

Interest paid on short-term borrowings approximated $2,238,000, $1,574,000, and $1,587,000 in 2018, 2017 and 2016, respectively.

NOTE K—LONG-TERM BORROWINGS

United’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2018, the total carrying value of loans pledged as collateral for FHLB advances approximated $4,359,804,000. United had an unused borrowing amount as of December 31, 2018 of approximately $3,839,484,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2018 and 2017, FHLB advances and the related weighted-average interest rates were as follows:

	2018			2017
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$1,439,198	2.42%	2.42%	$1,271,531	1.60%	1.60%

Overnight funds of $175,000,000 were included in the $1,439,198,000 above at December 31, 2018. Overnight funds of $200,000,000 were included in the $1,271,531,000 above at December 31, 2017. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end 2018 and 2017 to manage interest rate risk on its long-term debt. Additional information is provided in Note Q, Notes to Consolidated Financial Statements.

A long-term wholesale security sold under an agreement to repurchase was assumed in the Virginia Commerce merger. At December 31, 2017, the balance of the wholesale security sold under an agreement to repurchase was $50,000,000. The repurchase agreement had an interest rate of 4.37% at December 31, 2017 and matured in May of 2018.

At December 31, 2018, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2018 and 2017, the outstanding balance of the Debentures was $234,905,000 and $242,446,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$ 5,000	3-month LIBOR + 2.10%	March 15, 2035

At December 31, 2018 and 2017, the Debentures and their related weighted-average interest rates were as follows:

	2018		2017
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Century Trust	$0	0.00%	$8,800	10.88%
United Statutory Trust III	20,619	5.64%	20,619	4.45%
United Statutory Trust IV	25,774	5.37%	25,774	4.23%
United Statutory Trust V	51,547	3.95%	51,547	2.89%
United Statutory Trust VI	30,928	4.09%	30,928	2.89%
Premier Statutory Trust II	6,186	5.54%	6,186	4.46%
Premier Statutory Trust III	8,248	4.53%	8,248	3.33%
Premier Statutory Trust IV	14,433	4.37%	14,433	3.23%
Premier Statutory Trust V	10,310	4.35%	10,310	3.09%
Centra Statutory Trust I	10,000	5.08%	10,000	3.92%
Centra Statutory Trust II	10,000	4.09%	10,000	3.01%
Virginia Commerce Trust II	12,245	5.80%	12,014	5.14%
Virginia Commerce Trust III	16,742	4.07%	16,216	2.87%
Cardinal Statutory Trust I	14,428	5.19%	14,031	3.99%
UFBC Capital Trust I	3,445	4.89%	3,340	3.69%

Total	$234,905		$242,446

At December 31, 2018, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2019	$1,136,088
2020	40,618
2021	51,494
2022	19,680
2023	0
2024 and thereafter	251,223

Total	$1,499,103

Interest paid on long-term borrowings approximated $35,222,000, $22,254,000, and $13,974,000 in 2018, 2017 and 2016, respectively.

NOTE L—OTHER EXPENSE

The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2018	2017	2016
Legal, consulting & other professional services	$13,248	$11,844	$9,763
Franchise & other taxes not on income	11,428	12,586	7,778
Automated Teller Machine (ATM) expenses	6,892	6,686	7,365

NOTE M—INCOME TAXES

The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2018	2017	2016
Current expense:
Federal	$52,041	$65,459	$63,169
State	9,429	7,960	5,154
Deferred expense:
Federal	8,298	20,920	8,844
Tax Act remeasurement	(120)	37,732	0
State	1,175	2,175	(1,592)

Total income taxes	$70,823	$134,246	$75,575

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act lowered the Federal corporate tax rate from 35% to 21% effective January 1, 2018 and made numerous other tax law changes. U.S. generally accepted accounting principles (GAAP) requires companies to recognize the effect of tax law changes in the period of enactment. As a result of the Tax Act, United was required to remeasure deferred tax assets and liabilities at the new tax rate and as a result, recorded provisional deferred income tax expense of $37,732,000 in the fourth quarter of 2017. Upon final analysis of available information and refinement of its calculations during 2018, United decreased the provisional amount by $120,000 which is included as a component of deferred income tax expense in the table above. United considers the Tax Act re-measurement of its deferred income taxes to be complete.

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$68,704	21.0%	$99,689	35.0%	$77,930	35.0%
Plus: State income taxes net of federal tax benefits	8,362	2.6	6,207	2.2	4,084	1.8

	77,066	23.6	105,896	37.2	82,014	36.8
Increase (decrease) resulting from:
Tax-exempt interest income	(3,298)	(1.0)	(5,362)	(1.9)	(3,919)	(1.8)
Deferred taxes due to the Tax Act	(120)	0.0	37,732	13.2	0	0.0
Other items-net	(2,825)	(0.9)	(4,020)	(1.4)	(2,520)	(1.1)

Income taxes	$70,823	21.7%	$134,246	47.1%	$75,575	33.9%

For years ended 2018, 2017 and 2016, United incurred a federal income tax benefit of $180,000 and federal income tax expense applicable to the sales and calls of securities of $2,088,000, and $114,000, respectively. Income taxes paid approximated $55,336,000, $73,096,000, and $61,905,000 in 2018, 2017 and 2016, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2018, United had no federal or state net operating loss carryforwards.

Taxes not on income, which consists mainly of business franchise taxes, were $11,428,000, $12,586,000, and $7,778,000 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2018 and 2017 are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for credit losses	$18,109	$18,012
Accrued benefits payable	13,914	12,175
Other accrued liabilities	846	779
Unrecognized components of net periodic pension costs	13,259	13,443
Unrealized loss on securities available for sale	5,572	2,797
Other real estate owned	2,482	3,169
Deferred mortgage points	983	3,028
Purchase accounting intangibles	6,049	14,855

Total deferred tax assets	61,214	68,258

Deferred tax liabilities:
Premises and equipment	1,414	2,994
Other	2,899	1,627

Total deferred tax liabilities	4,313	4,621

Net deferred tax assets	$56,901	$63,637

At December 31, 2018 and 2017, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.

In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2018	2017
Unrecognized tax benefits at beginning of year	$2,894	$2,442
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	156	972
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,045)	(520)

Unrecognized tax benefits at end of year	$2,005	$2,894

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

As of December 31, 2018, and 2017, the total amount of accrued interest related to uncertain tax positions was $675,000 and $670,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2018, 2017 and 2016.

NOTE N—EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions by United are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2018	2017	2016
Service cost	$2,566	$2,146	$2,374
Interest cost	5,341	5,149	5,950
Expected return on plan assets	(10,260)	(8,538)	(8,089)
Recognized net actuarial loss	4,919	4,553	4,921

Net periodic pension cost	$2,566	$3,310	$5,156

Weighted-Average Assumptions:
Discount rate	3.83%	4.49%	4.75%
Expected return on assets	7.00%	7.00%	7.25%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%

Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2018	2017	2016
Net actuarial loss	$4,232	$6,784	$2,914
Amortization of:
Prior service cost	0	0	0
Actuarial loss	(4,919)	(4,553)	(4,921)

Total recognized in other comprehensive income	$(687)	$2,231	$(2,007)

Included in accumulated other comprehensive income at December 31, 2018 are unrecognized actuarial losses of $55,535,000 ($42,595,000 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $4,744,000 ($3,639,000 net of tax).

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2018 and 2017 and the accumulated benefit obligation at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	December 31,
	2018	2017
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$152,740	$134,515
Service Cost	2,566	2,146
Interest Cost	5,341	5,149
Actuarial (Gain) Loss	(13,301)	15,367
Benefits Paid	(4,714)	(4,437)

Projected Benefit at the End of the Year	$142,632	$152,740
Accumulated Benefit Obligation at the End of the Year	$130,567	$139,025

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$142,395	$119,711
Actual Return on Plan Assets	(7,273)	17,121
Benefits Paid	(4,714)	(4,437)
Employer Contributions	7,000	10,000

Fair value of plan assets at end of year	$137,408	$142,395

Net Amount Recognized
Funded Status	$(5,224)	$(10,346)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	55,535	56,222

Net Amount Recognized	$50,311	$45,876

Weighted-Average Assumptions at the End of the Year
Discount Rate	4.52%	3.83%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2019	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2018	December 31, 2017
Equity Securities	68%	50-70%	67%	71%
Debt Securities	27%	20-50%	26%	26%
Other	5%	3-15%	7%	3%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,292,000 (4%) at December 31, 2018 and $3,677,000 (3%) at December 31, 2017.

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

At December 31, 2018, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2019	$5,660
2020	5,666
2021	6,055
2022	6,423
2023	6,792
2024 through 2028	39,343

During the first quarter of 2018 and the third quarter of 2017, United made discretionary contributions of $7,000,000 and $10,000,000, respectively.United did not contribute to the plan in 2016 as no contributions were required by funding regulations or law. For 2019, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2019, the amount of which cannot be reasonably estimated at this time.

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

The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$10,086	$10,086	$0	$0

Fixed Income Mutual Funds:
Taxable	35,086	35,086	0	0
Equity Securities:
Common stock	22,846	22,846	0	0
Equity Mutual Funds:
Domestic equity large cap	28,090	28,090	0	0
Domestic equity small cap	15,212	15,212	0	0
International emerging equity	8,791	8,791	0	0
International equity developed	17,297	17,297	0	0

Total	$137,408	$137,408	$0	$0

		Fair Value Measurements at December 31, 2017 Using
(In thousands) Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$4,549	$4,549	$0	$0

Fixed Income Mutual Funds:
Taxable	30,752	30,752	0	0
Alternative	6,302	6,302	0	0

Equity Securities:
Common stock	24,003	24,003	0	0

Equity Mutual Funds:
Domestic equity large cap	28,936	28,936	0	0
Domestic equity mid cap	13,108	13,108	0	0
Domestic equity small cap	9,520	9,520	0	0
International emerging equity	5,264	5,264	0	0
International equity developed	15,752	15,752	0	0
Alternative equity	4,209	4,209	0	0

Total	$142,395	$142,395	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.

The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 4% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $4,486,000, $3,201,000, and $2,069,000 in 2018, 2017 and 2016, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2018 and 2017, the combined plan assets included 1,099,386 and 998,401 shares, respectively, of United common stock with an approximate fair value of $34,202,000 and $34,682,000, respectively. Dividends paid on United common stock held by the plans approximated $1,401,000, $1,218,000, and $1,173,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The 2016 LTI Plan replaces the 2011 Long-Term Incentive Plan (2011 LTI Plan) which expired during the second quarter of 2016. During the year of 2018, a total of 276,192 non-qualified stock options and 97,004 of restricted stock were granted under the 2016 LTI Plan. Compensation expense of $4,073,000, $3,555,000, and $2,817,000 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the years 2018, 2017 and 2016, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.

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

The fair value of the options for 2018 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.74%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.255; and a weighted-average expected option life of 6.93 years, respectively. The estimated fair value of the options at the date of grant was $7.56 for the options granted during 2018. ASC Topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2018, and the changes during the year of 2018 are presented below:

	Year ended December 31, 2018
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2018	1,558,438			$31.09
Granted	276,192			37.60
Exercised	(72,296)			22.26
Forfeited or expired	(31,945)			34.18

Outstanding at December 31, 2018	1,730,389	$4,570	5.5	$32.43

Exercisable at December 31, 2018	1,154,717	$4,570	4.2	$28.85

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2018	507,871	$ 7.89
Granted	276,192	7.56
Vested	(188,265)	7.53
Forfeited or expired	(20,126)	7.71

Nonvested at December 31, 2018	575,672	$ 7.86

As of December 31, 2018, the total unrecognized compensation cost related to nonvested option awards was $2,952,000 with a weighted-average expense recognition period of 1.2 years. The total fair value of awards vested during the year ended December 31, 2018, was $1,418,000.

Cash received from options exercised under the Plans for the years ended December 31, 2018, 2017 and 2016 was $1,500,000, $4,619,000, and $13,337,000, respectively. During 2018 and 2017, 72,296 and 220,905 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2018 and 2017 were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2018, 2017, and 2016 was $7.56, $8.85, and $6.97, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2018, 2017, and 2016 was $1,057,000, $3,721,000, and $11,001,000, respectively.

ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $158,000, $2,201,000, and $4,008,000 from excess tax benefits related to share-based compensation arrangements for the year of 2018, 2017 and 2016, respectively.

Restricted Stock

Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee directors.    Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2018, the total unrecognized compensation cost related to nonvested stock awards was $4,936,000 with a weighted-average expense recognition period of 1.3 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	170,496	$ 40.05
Granted	97,004	37.60
Vested	(62,561)	37.59
Forfeited	(5,636)	38.66

Outstanding at December 31, 2018	199,303	$ 39.67

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $3,826,370,000 and $4,224,719,000 of loan commitments outstanding as of December 31, 2018 and 2017, respectively, the majority of which contractually expire within one year. Included in the December 31, 2018 amount are commitments to extend credit of $385,762,000 related to George Mason’s mortgage loan funding commitments and are of a shot-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2018 and 2017, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $141,032,000 and $147,017,000 as of December 31, 2018 and 2017, respectively. In accordance with ASC Topic 450, “Contingencies,” United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. During 2017, George Mason settled with investors on such loans for a total of $59,000. This reserve had a balance of $516,000 for the year ended December 31, 2018. No expense related to this reserve was recorded for the year ended December 31, 2018. George Mason had a reserve balance of $575,000 on the Cardinal Acquisition Date.

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

United accounts for its derivative financial instruments in accordance with ASC Topic 815 which requires all derivative instruments to be carried at fair value on the balance sheet. United has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2018 and 2017.

	Asset Derivatives
	December 31, 2018			December 31, 2017
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$85,623	$1,859	Other assets	$71,831	$538

Total derivatives designated as hedging instruments		$85,623	$1,859		$71,831	$538

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	21,604	542	Other assets	31,024	2
Interest rate lock commitments	Other assets	93,955	4,103	Other assets	148,866	4,559

Total derivatives not designated as hedging instruments		$115,559	$4,645		$179,890	$4,561

Total asset derivatives		$201,182	$6,504		$251,721	$5,099

	Liability Derivatives
	December 31, 2018			December 31, 2017
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$18,795	$165

Total derivatives designated as hedging instruments		$0	$0		$18,795	$165

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	200,281	3,002	Other liabilities	236,500	312
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$200,281	$3,002		$236,500	$312

Total liability derivatives		$200,281	$3,002		$255,295	$477

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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2018	December 31, 2017	December 31, 2016
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/ (expense)	$(170)	$(781)	$(30)

Total derivatives in hedging relationships		$(170)	$(781)	$(30)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	530	(426)	0
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(2,690)	1,547	0
Interest rate lock commitments	Income from Mortgage Banking Activities	(2,413)	(7,730)	0

Total derivatives not designated as hedging instruments		$(4,573)	$(6,609)	$0

Total derivatives		$(4,743)	$(7,390)	$(30)

For the years ended December 31, 2018, 2017 and 2016, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.

NOTE R—COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2018	2017	2016
Net Income	$256,342	$150,581	$147,083
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(1,456)	(60)	(77)
Related income tax effect	339	22	28
Income tax rate change	0	0	208
Less : OTTI charges recognized in net income	1,456	60	33
Related income tax benefit	(339)	(22)	(12)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	415
Related income tax benefit	0	0	(150)

Net unrealized gains on AFS securities with OTTI	0	0	445
AFS securities – all other:
Change in net unrealized (losses) gains on AFS securities arising during the period	(14,715)	8,371	(12,931)
Related income tax effect	5,109	(3,097)	4,867
Net reclassification adjustment for gains included in net income	770	(1,874)	(255)
Related income tax (benefit) expense	(179)	693	92

	(9,015)	4,093	(8,227)

Net effect of AFS securities on other comprehensive income	(9,015)	4,093	(7,782)

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	8	8	9
Related income tax benefit	(2)	(3)	(3)

Net effect of HTM securities on other comprehensive income	6	5	6

Defined benefit pension plan:
Net actuarial loss during the period	(4,232)	(6,784)	(2,914)
Related income tax expense	1,063	2,510	1,077
Amortization of prior service cost recognized in net income	0	0	0
Related income tax benefit	0	0	0
Amortization of net actuarial loss recognized in net income	4,919	4,553	4,921
Related income tax benefit	(1,246)	(1,685)	(1,813)

Net effect of change in defined benefit pension plan on other comprehensive income	504	(1,406)	1,271

Total change in other comprehensive income, net of tax	(8,505)	2,692	(6,505)

Total Comprehensive Income	$247,837	$153,273	$140,578

The components of accumulated other comprehensive income for the year ended December 31, 2018 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2018
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2018	($7,516)	($46)	($34,463)	($42,025)
Cumulative effect of adopting Accounting Standard Update 2016-01	(136)	0	0	(136)
Reclass due to adopting Accounting Standard Update 2018-02	(1,622)	(10)	(4,721)	(6,353)
Other comprehensive income before reclassification	(9,606)	6	0	(9,600)
Amounts reclassified from accumulated other comprehensive income	591	0	504	1,095

Net current-period other comprehensive income, net of tax	(9,015)	6	504	(8,505)

Balance at December 31, 2018	($18,289)	($50)	($38,680)	($57,019)

(a) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2018
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	770		Net gains on sales/calls of investment securities

	770		Total before tax
Related income tax effect	(179)		Tax expense

	591		Net of tax
Pension plan:
Net actuarial loss	(4,232	)(a)
Amortization of net actuarial loss	4,919	(b)

	687		Total before tax
Related income tax effect	(183)		Tax expense

	504		Net of tax

Total reclassifications for the period	$1,095

(a) This AOCI component is included in the computation of changes in plan assets (see Note N, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note N, Employee Benefit Plans)

NOTE S—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2018	2017
Assets
Cash and due from banks	$68,186	$93,198
Securities available for sale	6,822	22,066
Securities held to maturity	997	996
Equity securities	5,094	0
Other investment securities	163	163
Investment in subsidiaries:
Bank subsidiaries	3,478,956	3,437,036
Nonbank subsidiaries	14,706	12,535
Goodwill	(16,008)	(16,008)
Other assets	10,615	10,309

Total Assets	$3,569,531	$3,560,295

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$234,905	$242,446
Accrued expenses and other liabilities	83,002	77,319
Shareholders’ equity (including other accumulated comprehensive loss of $57,019 and $42,025 at December 31, 2018 and 2017, respectively)	3,251,624	3,240,530

Total Liabilities and Shareholders’ Equity	$3,569,531	$3,560,295

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2018	2017	2016
Income
Dividends from banking subsidiaries:
Bank subsidiaries	$215,000	$115,000	$75,600
Nonbank subsidiaries	0	58	10
Net interest income	227	437	86
Management fees:
Bank subsidiaries	25,026	45,693	35,792
Nonbank subsidiaries	27	27	27
Other income	(596)	1,766	8

Total Income	239,684	162,981	111,523

Expenses
Operating expenses	37,214	71,653	42,249

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	202,470	91,328	69,274
Applicable income tax benefit	(2,470)	(6,126)	(3,061)

Income Before Equity in Undistributed Net Income of Subsidiaries	204,940	97,454	72,335
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	51,392	50,560	74,656
Nonbank subsidiaries	10	2,567	92

Net Income	$256,342	$150,581	$147,083

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2018	2017	2016
Operating Activities
Net income	$256,342	$150,581	$147,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(51,402)	(53,127)	(74,748)
Amortization of net periodic pension costs	293	228	393
Stock-based compensation	4,073	3,555	2,817
Excess tax benefits from stock-based compensation arrangements	158	2,201	4,008
Net gain on securities transactions	607	(1,185)	(8)
Net change in other assets and liabilities	(1,904)	8,764	(8,344)

Net Cash Provided by Operating Activities	208,167	111,017	71,201

Investing Activities
Net proceeds from sales (purchases) of securities	9,446	(19,268)	(234)
Net proceeds from sales of equity securities	1,348	0	0
Net cash paid in acquisition of subsidiary	0	22,146	(10)
Increase in investment in subsidiaries	(2,400)	(34,203)	(100,000)
Change in other investment securities	0	(63)	0

Net Cash Provided by (Used in) Investing Activities	8,394	(31,388)	(100,244)

Financing Activities
Proceeds from issuance of common stock	0	0	199,916
Cash dividends paid	(142,350)	(121,354)	(96,351)
Acquisition of treasury stock	(100,724)	(1)	(1)
Proceeds from sale of treasury stock from deferred compensation plan	1	1	1
Proceeds from exercise of stock options	1,500	4,619	13,337

Net Cash (Used in) Provided by Financing Activities	(241,573)	(116,735)	116,902

(Decrease) Increase in Cash and Cash Equivalents	(25,012)	(37,106)	87,859

Cash and Cash Equivalents at Beginning of Year	93,198	130,304	42,445

Cash and Cash Equivalents at End of Year	$68,186	$93,198	$130,304

NOTE T—REGULATORY MATTERS

The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2018, were approximately $791,237,000 and $334,280,000, respectively. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2017, was approximately $1,251,806,000 and $471,763,000, respectively.

The primary source of funds for the dividends paid by United to its shareholders is dividends received from its subsidiary bank. Dividends paid by United’s subsidiary banks are subject to certain regulatory limitations. Generally, the most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s net income, as defined, plus the retained net profits of the two preceding years.

During 2019, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $101,952,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $282,863,000 at December 31, 2018, and must be secured by qualifying collateral.

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

As previously mentioned, the new Basel III Capital Rules became effective for United and United Bank on January 1, 2015 (subject to a phase-in period). These new quantitative measures established by regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2018, United exceeds all capital adequacy requirements to which it is subject.

At December 31, 2018, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

United’s and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$2,119,774	14.4%	$1,179,708	≥8.0%	$1,474,635	≥10.0%
United Bank	2,080,234	14.1%	1,177,953	≥8.0%	1,472,441	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,793,682	12.2%	$884,781	≥6.0%	$1,179,708	≥8.0%
United Bank	2,002,142	13.6%	883,465	≥6.0%	1,177,953	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,793,682	12.2%	$663,586	≥4.5%	$958,513	≥6.5%
United Bank	2,002,142	13.6%	662,599	≥4.5%	957,087	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,793,682	10.1%	$707,916	≥4.0%	$884,895	≥5.0%
United Bank	2,002,142	11.3%	706,977	≥4.0%	883,721	≥5.0%
As of December 31, 2017:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$2,093,369	14.2%	$1,177,952	≥8.0%	$1,472,439	≥10.0%
United Bank	2,013,852	13.7%	1,174,099	≥8.0%	1,467,624	≥10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,759,189	12.0%	$883,464	≥6.0%	$1,177,952	≥8.0%
United Bank	1,936,546	13.2%	880,575	≥6.0%	1,174,099	≥8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,759,189	12.0%	$662,598	≥4.5%	$957,086	≥6.5%
United Bank	1,936,546	13.2%	660,431	≥4.5%	953,956	≥6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,759,189	10.1%	$698,388	≥4.0%	$872,985	≥5.0%
United Bank	1,936,546	11.0%	702,311	≥4.0%	877,888	≥5.0%

United’s mortgage banking entity, George Mason, is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on George Mason’s operations.

The minimum net worth requirement of HUD at December 31, 2018 was $2,500,000. George Mason’s net worth was $15,399,000 at December 31, 2018, which exceeded the HUD requirements.

NOTE U—FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale and equity securities: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2018, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2018. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale Trup Cdos as Level 3. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.

Loans held for sale: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.08% to 1.25% with a weighted average increase of 0.32%.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.08% to 1.25% with a weighted average increase of 0.32%.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2018 Using
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,890	$0	$85,890	$0
State and political subdivisions	208,988	0	208,988	0
Residential mortgage-backed securities
Agency	1,035,650	0	1,035,650	0
Non-agency	4,259	0	4,259	0
Commercial mortgage-backed securities
Agency	554,600	0	554,600	0
Asset-backed securities	271,970	0	271,970	0
Trust preferred collateralized debt obligations	5,917	0	0	5,917
Single issue trust preferred securities	8,362	0	8,362	0
Other corporate securities	161,403	6,822	154,581	0

Total available for sale securities	2,337,039	6,822	2,324,300	5,917
Equity securities:
Financial services industry	140	140	0	0
Equity mutual funds (1)	4,954	4,954	0	0
Other equity securities	4,640	4,640	0	0

Total equity securities	9,734	9,734	0	0
Loans held for sale	247,104	0	0	247,104
Derivative financial assets:
Interest rate swap contracts	1,859	0	1,859	0
Forward sales commitments	542	0	542	0
Interest rate lock commitments	4,103	0	0	4,103

Total derivative financial assets	6,504	0	2,401	4,103
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	3,002	0	3,002	0

Total derivative financial liabilities	3,002	0	3,002	0

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

There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2018 and 2017.

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2018 and 2017 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2018	2017
Balance, beginning of year	$34,269	$33,552
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	28	9
Included in other comprehensive income	920	8,757
Purchases, issuances, and settlements	0	0
Sales	(29,300)	(8,049)
Transfers in and/or out of Level 3	0	0

Balance, ending of year	$5,917	$34,269

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

(In thousands)	Loans held for sale
	2018	2017
Balance, beginning of period	$263,308	$0
Acquired in Cardinal merger	0	271,301
Originations	2,619,454	2,333,927
Sales	(2,676,797)	(2,408,945)
Total gains or losses during the period recognized in earnings	68,555	58,132
Transfers in and/or out of Level 3	(27,416)	8,893

Balance, end of period	$247,104	$263,308

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

(In thousands)	Derivative Financial Assets Interest Rate Lock Commitments
	2018	2017
Balance, beginning of period	$4,559	$0
Acquired in Cardinal merger	0	10,393
Transfers other	(456)	(5,834)

Balance, end of period	$4,103	$4,559

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2018	Year Ended December 31, 2017
Assets
Loans held for sale
Income from mortgage banking activities	$(281)	$(10,497)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2018			December 31, 2017
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$241,293	$247,104	$5,811	$257,674	$263,308	$5,634

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2018. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisitions of Cardinal in the second quarter of 2017, no other fair value measurement of intangible assets was made during the year of 2018 and 2017.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2018
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,742	$0	$2,742	$0	$3
Impaired Loans	121,355	0	108,899	12,456	12,301
OREO	16,865	0	16,865	0	910

		Carrying value at December 31, 2017
(In thousands) Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,647	$0	$2,647	$0	$14
Impaired Loans	84,756	0	67,111	17,645	12,291
OREO	24,348	0	24,151	197	4,200

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Cash and cash equivalents	$1,020,396	$1,020,396	$0	$1,020,396	$0
Securities available for sale	2,337,039	2,337,039	6,822	2,324,300	5,917
Securities held to maturity	19,999	18,655	0	15,635	3,020
Equity securities	9,734	9,734	9,734	0	0
Other securities	176,955	168,107	0	0	168,107
Loans held for sale	249,846	249,846	0	2,742	247,104
Loans	13,422,222	12,657,073	0	0	12,657,073
Derivative financial assets	6,504	6,504	0	2,401	4,103
Deposits	13,994,749	13,954,574	0	13,954,574	0
Short-term borrowings	351,327	351,327	0	351,327	0
Long-term borrowings	1,499,103	1,475,237	0	1,475,237	0
Derivative financial liabilities	3,002	3,002	0	3,002	0

December 31, 2017
Cash and cash equivalents	$1,666,167	$1,666,167	$0	$1,666,167	$0
Securities available for sale	1,888,756	1,888,756	6,664	1,847,823	34,269
Securities held to maturity	20,428	20,018	0	16,998	3,020
Equity securities	0	0	0	0	0
Other securities	162,461	154,338	0	0	154,338
Loans held for sale	265,955	265,955	0	2,647	263,308
Loans	12,934,794	12,437,797	0	0	12,437,797
Derivative financial assets	5,099	5,099	0	540	4,559
Deposits	13,830,591	14,024,720	0	14,024,720	0
Short-term borrowings	477,587	477,587	0	477,587	0
Long-term borrowings	1,363,977	1,338,754	0	1,338,754	0
Derivative financial liabilities	477	477	0	477	0

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2018			As of December 31, 2017
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,754	$248,741	$9,013	$266,669	$257,674	$8,995

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2018, 2017 and 2016 is as follows:

	At and For the Year Ended December 31, 2018
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$593,108	$1,315	$(11,886)	$6,108	$588,645
Provision for loans losses	22,013	0	0	0	22,013
Other income	70,283	68,555	(667)	(9,459)	128,712
Other expense	301,123	72,632	31	(5,607)	368,179
Income taxes	73,861	(505)	(2,533)	0	70,823

Net income (loss)	$266,394	$(2,257)	$(10,051)	$2,256	$256,342

Total assets (liabilities)	$19,191,215	$320,299	$3,222	$(264,238)	$19,250,498
Average assets (liabilities)	18,798,880	279,618	6,104	(236,575)	18,848,027

	At and For the Year Ended December 31, 2017
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$558,622	$(69)	$(9,556)	$0	$548,997
Provision for loans losses	28,406	0	0	0	28,406
Other income	69,615	58,532	3,498	0	131,645
Other expense	291,584	62,072	13,753	0	367,409
Income taxes	139,980	(901)	(4,833)	0	134,246

Net income (loss)	$168,267	$(2,708)	$(14,978)	$0	$150,581

Total assets (liabilities)	$19,016,619	$280,293	$17,158	$(255,111)	$19,058,959
Average assets (liabilities)	17,565,464	212,212	19,769	(180,016)	17,617,429

	At and For the Year Ended December 31, 2016
(In thousands)	Community Banking	Other	Consolidated
Net interest income	$433,140	$(7,809)	$425,331
Provision for loans losses	24,509	0	24,509
Other income	72,618	(2,586)	70,032
Other expense	249,894	(1,698)	248,196
Income taxes	78,640	(3,065)	75,575

Net income (loss)	$152,715	$(5,632)	$147,083

Total assets (liabilities)	$14,528,394	$(19,502)	$14,508,892
Average assets (liabilities)	13,398,861	(22,058)	13,376,803

NOTE X—QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for 2018 and 2017 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Interest income	$167,185	$178,000	$185,030	$187,500
Interest expense	23,142	28,878	36,255	40,795
Net interest income	144,043	149,122	148,775	146,705
Provision for credit losses	5,178	6,204	4,808	5,823
Mortgage banking income	14,570	18,692	13,277	11,570
Securities gains (losses), net	(485)	(55)	(152)	(1,926)
Other noninterest income	17,107	17,370	18,561	20,183
Noninterest expense	90,452	93,410	93,315	91,002
Income taxes	17,899	19,241	17,926	15,757
Net income (1)	61,706	66,274	64,412	63,950

Per share data:
Average shares outstanding (000s):
Basic	104,859	104,683	103,618	102,930
Diluted	105,163	104,953	103,934	103,164
Net income per share:
Basic	$0.59	$0.63	$0.62	$0.62
Diluted	$0.59	$0.63	$0.62	$0.62
Dividends per share	$0.34	$0.34	$0.34	$0.34
2017
Interest income	$120,758	$154,947	$171,583	$176,518
Interest expense	13,138	18,702	21,307	21,662
Net interest income	107,620	136,245	150,276	154,856
Provision for credit losses	5,899	8,251	7,279	6,977
Mortgage banking income	675	22,537	20,385	15,310
Securities losses, net	3,940	747	467	430
Other noninterest income	15,531	17,222	17,377	17,024
Noninterest expense	62,842	112,137	96,652	95,778
Income taxes	20,216	19,304	27,836	66,890
Net income (1)	38,809	37,059	56,738	17,975

Per share data:
Average shares outstanding (000s):
Basic	80,902	99,198	104,760	104,808
Diluted	81,307	99,620	105,068	105,125
Net income per share:
Basic	$0.48	$0.37	$0.54	$0.17
Diluted	$0.48	$0.37	$0.54	$0.17
Dividends per share	$0.33	$0.33	$0.33	$0.34

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 66-67 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the Compensation Committee (the “Committee”) meeting of the Company on February 25, 2019, the Committee approved the extension of the employment contract with Mr. Adams for an additional year until March 31, 2022.

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2019 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2018 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2019 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits—See the Exhibits’ Index on page 142 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 146.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 002-86947)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.002-86947)

10.1	Fourth Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.2	Third Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.4	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.5	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.6	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.6 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.7	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.8	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.9	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.1 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.10	Supplemental Executive Retirement Agreement for Craige Smith (incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.11	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.12	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Craige Smith and Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.13	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.14	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.15	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.16	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.17	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.18	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.19	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.20	United Bankshares, Inc. 2011 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 002-86947)

10.21	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

12.1	Statement Re: Computation of Ratios (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (XBRL) (filed herewith)

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 1, 2019

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2019

/s/ Theodore J. Georgelas	Director	March 1, 2019

/s/ Mark R. Nesselroad	Director	March 1, 2019

/s/ Albert H. Small, Jr.	Director	March 1, 2019

/s/ J. Paul McNamara	Director	March 1, 2019

/s/ P. Clinton Winter	Director	March 1, 2019

/s/ Gary G. White	Director	March 1, 2019

/s/ Mary K. Weddle	Director	March 1, 2019

/s/ Peter A. Converse	Director	March 1, 2019

/s/ Michael P. Fitzgerald	Director	March 1, 2019