Form 10-Q
period 2019-03-31
UNITED BANKSHARES INC/WV
filed 2019-05-09
CIK 729986

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.50 per share	UBSI	NASDAQ Global Select Market

As of April 30, 2019, the registrant had 102,095,661 shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2019 and December 31, 2018, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2019 and 2018, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2019 and 2018, the related condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)

	March 31 2019	December 31 2018
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$201,777	$187,886
Interest-bearing deposits with other banks	970,072	831,707
Federal funds sold	808	803

Total cash and cash equivalents	1,172,657	1,020,396
Securities available for sale at estimated fair value (amortized cost-$2,386,010 at March 31, 2019 and $2,360,884 at December 31, 2018)	2,384,055	2,337,039
Securities held to maturity (estimated fair value-$8,549 at March 31, 2019 and $18,655 at December 31, 2018)	8,491	19,999
Equity securities at estimated fair value	9,921	9,734
Other investment securities	190,123	176,955
Loans held for sale (at fair value-$244,501 at March 31, 2019 and $247,104 at December 31, 2018)	245,763	249,846
Loans	13,578,218	13,429,532
Less: Unearned income	(5,515)	(7,310)

Loans net of unearned income	13,572,703	13,422,222
Less: Allowance for loan losses	(76,886)	(76,703)

Net loans	13,495,817	13,345,519
Bank premises and equipment	94,545	95,245
Operating lease right-of-use assets	63,119	0
Goodwill	1,478,014	1,478,014
Accrued interest receivable	64,347	60,597
Other assets	438,281	457,154

TOTAL ASSETS	$19,645,133	$19,250,498

Liabilities
Deposits:
Noninterest-bearing	$4,370,577	$4,416,815
Interest-bearing	9,788,820	9,577,934

Total deposits	14,159,397	13,994,749
Borrowings:
Federal funds purchased	0	23,400
Securities sold under agreements to repurchase	127,821	152,927
Federal Home Loan Bank borrowings	1,603,615	1,439,198
Other long-term borrowings	235,220	234,905
Reserve for lending-related commitments	1,461	1,389
Operating lease liabilities	66,871	0
Accrued expenses and other liabilities	163,857	152,306

TOTAL LIABILITIES	16,358,242	15,998,874

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,399,364 and 105,239,121 at March 31, 2019 and December 31, 2018, respectively, including 3,281,335 and 2,915,633 shares in treasury at March 31, 2019 and December 31, 2018, respectively	263,498	263,098
Surplus	2,135,818	2,134,462
Retained earnings	1,040,871	1,013,037
Accumulated other comprehensive loss	(39,270)	(57,019)
Treasury stock, at cost	(114,026)	(101,954)

TOTAL SHAREHOLDERS’ EQUITY	3,286,891	3,251,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,645,133	$19,250,498

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2019	2018
Interest income
Interest and fees on loans	$164,871	$148,928
Interest on federal funds sold and other short-term investments	5,837	4,917
Interest and dividends on securities:
Taxable	17,363	11,875
Tax-exempt	1,026	1,465

Total interest income	189,097	167,185

Interest expense
Interest on deposits	32,638	15,657
Interest on short-term borrowings	691	421
Interest on long-term borrowings	11,600	7,064

Total interest expense	44,929	23,142

Net interest income	144,168	144,043
Provision for loan losses	4,996	5,178

Net interest income after provision for loan losses	139,172	138,865

Other income
Fees from trust services	3,264	3,091
Fees from brokerage services	2,524	2,224
Fees from deposit services	8,053	8,230
Bankcard fees and merchant discounts	1,156	1,356
Other service charges, commissions, and fees	521	509
Income from bank-owned life insurance	1,827	1,254
Income from mortgage banking activities	13,681	14,570
Net investment securities losses	(159)	(485)
Other income	356	443

Total other income	31,223	31,192

Other expense
Employee compensation	38,949	40,836
Employee benefits	9,431	9,571
Net occupancy expense	8,751	9,427
Other real estate owned (OREO) expense	1,416	946
Equipment expense	3,315	3,157
Data processing expense	5,162	5,850
Bankcard processing expense	480	466
FDIC insurance expense	3,300	1,848
Other expense	18,621	18,351

Total other expense	89,425	90,452

Income before income taxes	80,970	79,605
Income taxes	17,328	17,899

Net income	$63,642	$61,706

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2019	2018
Earnings per common share:
Basic	$0.62	$0.59

Diluted	$0.62	$0.59

Average outstanding shares:
Basic	101,894,786	104,859,427
Diluted	102,162,704	105,162,858

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2019	2018
Net income	$63,642	$61,706
Change in net unrealized gain (loss) on available for sale (AFS) securities, net of tax	16,789	(16,773)
Accretion of the net unrealized loss on the transfer of AFS securities to held to maturity (HTM) securities, net of tax	0	1
Change in defined benefit pension plan, net of tax	910	733

Comprehensive income, net of tax	$81,341	$45,667

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2019
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2019	105,239,121	$263,098	$2,134,462	$1,013,037	($57,019)	($101,954)	$3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income:
Net income	0	0	0	63,642	0	0	63,642
Other comprehensive income, net of tax	0	0	0	0	17,699	0	17,699

Total comprehensive income, net of tax							81,341
Stock based compensation expense	0	0	1,113	0	0	0	1,113
Purchase of treasury stock (365,702 shares)	0	0	0	0	0	(12,072)	(12,072)
Cash dividends ($0.34 per share)	0			(34,759)	0	0	(34,759)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Common stock options exercised (33,816 shares)	33,816	84	559	0	0	0	643

Balance at March 31, 2019	105,399,364	$263,498	$2,135,818	$1,040,871	($39,270)	($114,026)	$3,286,891

	Three Months Ended March 31, 2018
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	($42,025)	($1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01	0	0	0	136	(136)	0	0
Reclass due to adopting Accounting Standard Update 2018-02	0	0	0	6,353	(6,353)	0	0
Comprehensive income:
Net income	0	0	0	61,706	0	0	61,706
Other comprehensive income, net of tax	0	0	0	0	(16,039)	0	(16,039)

Total comprehensive income, net of tax							45,667
Stock based compensation expense	0	0	968	0	0	0	968
Purchase of treasury stock (10,842 shares)	0	0	0	0	0	(404)	(404)
Cash dividends ($0.34 per share)	0			(35,748)	0	0	(35,748)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (683 shares)	0	0	27	0	0	(27)	0
Common stock options exercised (15,043 shares)	15,043	37	263	0	0	0	300

Balance at March 31, 2018	105,181,868	$262,955	$2,130,092	$924,263	($64,553)	($1,444)	$3,251,313

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)

	Three Months Ended March 31
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$93,247	$158,484

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	0	1
Proceeds from sales of securities available for sale	133,783	36,850
Proceeds from maturities and calls of securities available for sale	62,548	66,067
Purchases of securities available for sale	(211,217)	(330,031)
Proceeds from sales of equity securities	439	159
Purchases of equity securities	(437)	(181)
Proceeds from sales and redemptions of other investment securities	27,766	9,046
Purchases of other investment securities	(40,934)	(3,672)
Redemption of bank-owned life insurance policies	2,147	0
Purchases of bank premises and equipment	(1,754)	(756)
Proceeds from sales of bank premises and equipment	251	1
Proceeds from the sales of OREO properties	1,057	3,433
Net change in loans	(149,572)	32,091

NET CASH USED IN INVESTING ACTIVITIES	(175,923)	(186,992)

FINANCING ACTIVITIES
Cash dividends paid	(34,974)	(35,713)
Acquisition of treasury stock	(12,072)	(404)
Proceeds from exercise of stock options	643	300
Repayment of long-term Federal Home Loan Bank borrowings	(960,000)	(625,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,300,000	615,000
Repayment of trust preferred issuance	0	(9,374)
Changes in:
Deposits	164,846	(184,097)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(223,506)	(259,201)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	234,937	(498,489)

Increase (Decrease) in cash and cash equivalents	152,261	(526,997)

Cash and cash equivalents at beginning of year	1,020,396	1,666,167

Cash and cash equivalents at end of period	$1,172,657	$1,139,170

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$2,822	$527
Transfer of held to maturity debt securities to available for sale debt securities	11,544	0

See notes to consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

UNITED BANKSHARES, INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (GAAP) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2019 and 2018 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in United’s 2018 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2018 Annual Report of United on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07 “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This update has been issued as part of a simplification initiative which will expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and expands the scope through the amendments to address and improve aspects of the accounting for non-employee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU No. 2018-07 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018; early adoption is permitted. ASU No. 2018-07 was adopted by United on January 1, 2019. The adoption did not have a material impact on the Company’s financial condition or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, “Targeting Improvement to Accounting for Hedging Activities.” This ASU amends ASC 815 and its objectives are to improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and reduce the complexity and simplify the application of hedge accounting by preparers. This ASU makes certain targeted improvements to simplify the application of the hedge accounting, including to derivative instruments as well as allow a one-time election to reclassify fixed-rate, prepayable debt securities from a held to maturity classification to an available for sale classification. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. United adopted the standard on January 1, 2019 using the modified retrospective approach. As part of this adoption, the Company made a one-time election to transfer eligible HTM securities to the AFS category in order to optimize the investment portfolio management for capital and risk management considerations. The Company transferred HTM securities with a carrying amount of $11,544, which resulted in a decrease of $1,098 to AOCI.

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

In March 2017, the FASB issued ASU No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” This update amends the amortization period for certain purchased callable debt securities held at a premium. FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. Concerns were raised that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. There is diversity in practice (1) in the amortization period for premiums of callable debt securities and (2) in how the potential for exercise of a call is factored into current impairment assessments. The amendments in this update became effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods. ASU No. 2017-08 was adopted by United on January 1, 2019. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.” ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No. 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU No. 2016-13 is effective for United on January 1, 2020, with early adoption permitted. United has completed an initial data gap assessment and loan segmentation procedures, and is currently evaluating the various forecasting and modeling assumptions that will be used to estimate the initial current expected credit loss allowance. United has engaged a third-party service provider to assist with the implementation of the new accounting standard. Management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU No. 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842), Targeted Improvements.” This update creates an additional transition method, and a lessor practical expedient to not separate lease and non-lease components if specified criteria are met. The new transition method allows companies to use the effective date of the new leases standard as the date of initial application transition. Companies that elect this transition option will not adjust their comparative period financial information for the effect of ASC Topic 842, nor will they make the new required lease disclosure for periods before the effective date. In addition, these companies will carry forward their ASC Topic 840 disclosures for comparative periods. The practical expedient permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to ASC Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 does not make any substantive changes to the core provisions or principals of the new leases standard. United adopted the standard using the modified retrospective transition method on January 1, 2019. The Company evaluated and elected the package of practical expedients, which allows for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. The Company has also elected the practical expedient on not separating lease and nonlease components and instead treating them as a single lease component. Adoption of the standard resulted in the recognition of additional net lease assets and lease liabilities of $67,040 and $70,692, respectively, as of January 1, 2019. Of the difference between these two amounts, $1,049 was recorded as an adjustment to retained earnings.

2. INVESTMENT SECURITIES

Securities Available for Sale

Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	March 31, 2019
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,348	$281	$85	$73,544	$0
State and political subdivisions	194,595	1,802	1,585	194,812	0
Residential mortgage-backed securities
Agency	971,182	5,787	7,453	969,516	0
Non-agency	3,782	325	0	4,107	86
Commercial mortgage-backed securities
Agency	579,896	3,200	2,758	580,338	0
Asset-backed securities	272,473	25	1,821	270,677	0
Trust preferred collateralized debt obligations	6,176	91	250	6,017	2,586
Single issue trust preferred securities	18,173	174	1,506	16,841	0
Other corporate securities	266,385	1,920	102	268,203	0

Total	$2,386,010	$13,605	$15,560	$2,384,055	$2,672

	December 31, 2018
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,285	$35	$430	$85,890	$0
State and political subdivisions	212,670	439	4,121	208,988	0
Residential mortgage-backed securities
Agency	1,047,345	3,235	14,930	1,035,650	0
Non-agency	3,927	332	0	4,259	86
Commercial mortgage-backed securities
Agency	560,634	996	7,030	554,600	0
Asset-backed securities	272,459	450	939	271,970	0
Trust preferred collateralized debt obligations	6,176	91	350	5,917	2,586
Single issue trust preferred securities	8,754	169	561	8,362	0
Other corporate securities	162,634	118	1,349	161,403	0

Total	$2,360,884	$5,865	$29,710	$2,337,039	$2,672

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2019 and December 31, 2018.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
March 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$2,486	$1	$11,304	$84
State and political subdivisions	611	1	82,395	1,584
Residential mortgage-backed securities
Agency	16,753	22	564,012	7,431
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	44,978	51	317,211	2,707
Asset-backed securities	256,733	1,763	7,480	58
Trust preferred collateralized debt obligations	0	0	2,250	250
Single issue trust preferred securities	0	0	13,634	1,506
Other corporate securities	23,404	68	11,949	34

Total	$344,965	$1,906	$1,010,235	$13,654

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,072	$250	$7,374	$180
State and political subdivisions	53,421	544	94,337	3,577
Residential mortgage-backed securities
Agency	195,009	1,597	508,041	13,333
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	107,443	1,124	294,129	5,906
Asset-backed securities	151,427	939	0	0
Trust preferred collateralized debt obligations	0	0	2,150	350
Single issue trust preferred securities	0	0	5,163	561
Other corporate securities	129,709	1,233	6,879	116

Total	$703,081	$5,687	$918,073	$24,023

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

	Three Months Ended March 31
	2019	2018
Proceeds from sales and calls	$196,331	$99,703
Gross realized gains	15	1,163
Gross realized losses	364	1,312

At March 31, 2019, gross unrealized losses on available for sale securities were $15,560 on 456 securities of a total portfolio of 842 available for sale securities. Securities in an unrealized loss position at March 31, 2019 consisted primarily of agency commercial and residential mortgage-backed securities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions

United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $194,595 at March 31, 2019. As of March 31, 2019, approximately 78% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of March 31, 2019. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at March 31, 2019.

Agency mortgage-backed securities

United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,551,078 at March 31, 2019. Of the $1,551,078 amount, $579,896 was related to agency commercial mortgage-backed securities and $971,182 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2019.

Non-agency residential mortgage-backed securities

United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $3,782 at March 31, 2019. Of the $3,782 amount, $45 was rated above investment grade and $3,737 was rated below investment grade. The entire portfolio of the non-agency residential mortgage-backed securities are either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that none of the non-agency mortgage-backed securities were other-than-temporarily impaired at March 31, 2019.

Single issue trust preferred securities

The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2019 consisted of $4,033 in investment grade bonds, $5,934 in split rated bonds, $2,479 in below investment grade rated bonds, and $5,727 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2019, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired.

Trust preferred collateralized debt obligations (Trup Cdos)

The total amortized cost balance of United’s Trup Cdo portfolio was $6,176 as of March 31, 2019. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of March 31, 2019, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.

To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Except for the debt securities that have already been deemed to be other-than-temporarily impaired, management does not believe any other individual security with an unrealized loss as of March 31, 2019 is other-than-temporarily impaired.

Corporate securities

As of March 31, 2019, United’s Corporate securities portfolio had a total amortized cost balance of $266,385. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $266,385, 92% was investment grade rated and 8% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities were other-than-temporarily impaired at March 31, 2019.

Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended March 31
	2019	2018
Balance of cumulative credit losses at beginning of period	$3,138	$18,060
Additions for credit losses recognized in earnings during the period:
Additional credit losses on securities for which OTTI was previously recognized	0	0
Reductions for securities sold or paid off during the period	0	(14,861)

Balance of cumulative credit losses at end of period	$3,138	$3,199

The amortized cost and estimated fair value of securities available for sale at March 31, 2019 and December 31, 2018 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$112,605	$112,304	$77,534	$77,266
Due after one year through five years	582,295	583,701	518,975	514,734
Due after five years through ten years	513,457	512,919	483,567	477,135
Due after ten years	1,177,653	1,175,131	1,280,808	1,267,904

Total	$2,386,010	$2,384,055	$2,360,884	$2,337,039

Securities Held to Maturity

The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	March 31, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,045	$58	$0	$5,103
State and political subdivisions	3,426	0	0	3,426
Residential mortgage-backed securities
Agency	0	0	0	0
Single issue trust preferred securities	0	0	0	0
Other corporate securities	20	0	0	20

Total	$8,491	$58	$0	$8,549

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,074	$90	$0	$5,164
State and political subdivisions	5,473	7	1	5,479
Residential mortgage-backed securities
Agency	20	2	0	22
Single issue trust preferred securities	9,412	0	1,442	7,970
Other corporate securities	20	0	0	20

Total	$19,999	$99	$1,443	$18,655

Even though the market value of the held to maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United.

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the first quarter of 2019 and 2018.

The amortized cost and estimated fair value of debt securities held to maturity at March 31, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,255	$7,312	$7,913	$8,005
Due after one year through five years	216	217	1,059	1,061
Due after five years through ten years	0	0	8,030	7,134
Due after ten years	1,020	1,020	2,997	2,455

Total	$8,491	$8,549	$19,999	$18,655

Equity securities at fair value

Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,921 at March 31, 2019 and $9,734 at December 31, 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net gains (losses) recognized during the period	$189	$(36)
Net gains (losses) recognized during the period on equity securities sold	132	2
Unrealized gains recognized during the period on equity securities still held at period end	58	39
Unrealized losses recognized during the period on equity securities still held at period end	1	77

Other investment securities

During the first quarter of 2019, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2019 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of its cost method securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,697,239 and $1,887,176 at March 31, 2019 and December 31, 2018, respectively.

3. LOANS

Major classes of loans are as follows:

	March 31, 2019	December 31, 2018
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,275,340	$1,291,790
Nonowner-occupied commercial real estate	4,266,613	4,303,613
Other commercial loans	1,996,482	1,957,641

Total commercial, financial & agricultural	7,538,435	7,553,044
Residential real estate	3,550,037	3,501,393
Construction & land development	1,487,453	1,410,468
Consumer:
Bankcard	9,247	10,203
Other consumer	993,046	954,424

Total gross loans	$13,578,218	$13,429,532

The table above does not include loans held for sale of $245,763 and $249,846 at March 31, 2019 and December 31, 2018, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $144,391 or 1.06% of total gross loans at March 31, 2019 and $149,737 or 1.12% of total gross loans at December 31, 2018. The contractual principal in these acquired impaired loans was $186,540 and $195,706 at March 31, 2019 and December 31, 2018, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.

Activity for the accretable yield for the first three months of 2019 follows:

Accretable yield at the beginning of the period	$26,289
Accretion (including cash recoveries)	(3,052)
Additions	0
Net reclassifications to accretable from non-accretable	4,223
Disposals (including maturities, foreclosures, and charge-offs)	(1,471)

Accretable yield at the end of the period	$25,989

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $90,485 and $93,282 at March 31, 2019 and December 31, 2018, respectively.

4. CREDIT QUALITY

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of March 31, 2019, United had TDRs of $56,778 as compared to $59,425 as of December 31, 2018. Of the $56,778 aggregate balance of TDRs at March 31, 2019, $47,459 was on nonaccrual and $265 were 90 days or more past due. Of the $59,425 aggregate balance of TDRs at December 31, 2018, $48,899 were on nonaccrual and $690 were 90 days or more past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of March 31, 2019, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At March 31, 2019, United had restructured loans in the amount of $1,846 that were modified by a reduction in the interest rate, $1,809 that were modified by a combination of a reduction in the interest rate and the principal and $53,123 that were modified by a change in terms.

A loan acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.

The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2019, segregated by class of loans. No loans were restructured during the first quarter of 2018.

	Troubled Debt Restructurings For the Three Months Ended
	March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0
Nonowner-occupied	0	0	0
Other commercial	1	265	265
Residential real estate	1	413	409
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	2	$678	$674

During the first quarter of 2019, $265 of restructured loans were modified by a reduction in the interest rate and $409 of restructured loans were modified by a change in terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

No loans restructured during the twelve-month periods ended March 31, 2019 and 2018 subsequently defaulted, resulting in a principal charge-off during the first quarters of 2019 and 2018.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans

As of March 31, 2019

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,246	$16,477	$24,723	$1,250,617	$1,275,340	$0
Nonowner-occupied	16,642	20,073	36,715	4,229,898	4,266,613	3,433
Other commercial	5,292	44,467	49,759	1,946,723	1,996,482	1,238
Residential real estate	38,179	27,389	65,568	3,484,469	3,550,037	9,735
Construction & land development	5,986	17,373	23,359	1,464,094	1,487,453	861
Consumer:
Bankcard	377	118	495	8,752	9,247	118
Other consumer	6,987	801	7,788	985,258	993,046	452

Total	$81,709	$126,698	$208,407	$13,369,811	$13,578,218	$15,837

(1)	Other includes loans with a recorded investment of $144,391 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans

As of December 31, 2018

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,224	$17,742	$26,966	$1,264,824	$1,291,790	$629
Nonowner-occupied	16,108	18,092	34,200	4,269,413	4,303,613	1,171
Other commercial	13,556	46,040	59,596	1,898,045	1,957,641	2,850
Residential real estate	37,111	30,278	67,389	3,434,004	3,501,393	9,141
Construction & land development	8,462	19,412	27,874	1,382,594	1,410,468	680
Consumer:
Bankcard	657	177	834	9,369	10,203	177
Other consumer	8,909	1,243	10,152	944,272	954,424	893

Total	$94,027	$132,984	$227,011	$13,202,521	$13,429,532	$15,541

(1)	Other includes loans with a recorded investment of $149,737 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	March 31, 2019	December 31, 2018
Commercial real estate:
Owner-occupied	$16,477	$17,113
Nonowner-occupied	16,640	16,921
Other commercial	43,229	43,190
Residential real estate	17,654	21,137
Construction & land development	16,512	18,732
Consumer:
Bankcard	0	0
Other consumer	349	350

Total	$110,861	$117,443

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

The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure

As of March 31, 2019
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,186,841	$4,143,459	$1,899,853	$1,408,268
Special mention	35,025	37,068	18,688	6,350
Substandard	53,474	86,086	77,130	72,835
Doubtful	0	0	811	0

Total	$1,275,340	$4,266,613	$1,996,482	$1,487,453

As of December 31, 2018
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,201,387	$4,161,149	$1,858,821	$1,330,899
Special mention	34,487	46,442	14,424	28,629
Substandard	55,916	96,022	81,946	50,940
Doubtful	0	0	2,450	0

Total	$1,291,790	$4,303,613	$1,957,641	$1,410,468

Credit Quality Indicators

Consumer Credit Exposure

As of March 31, 2019
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,492,494	$8,752	$985,222
Special mention	12,234	377	6,993
Substandard	45,309	118	831
Doubtful	0	0	0

Total	$3,550,037	$9,247	$993,046

As of December 31, 2018
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,436,584	$9,369	$944,241
Special mention	19,051	657	8,914
Substandard	45,758	177	1.269
Doubtful	0	0	0

Total	$3,501,393	$10,203	$954,424

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$68,153	$69,637	$0	$63,633	$63,798	$0
Nonowner-occupied	86,515	86,574	0	98,845	98,904	0
Other commercial	42,198	44,656	0	40,291	50,459	0
Residential real estate	29,603	29,712	0	28,207	29,279	0
Construction & land development	36,440	40,249	0	37,174	40,459	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	27	27	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,482	$5,482	$1,485	$10,004	$10,004	$2,542
Nonowner-occupied	14,050	14,050	2,571	15,720	15,720	2,715
Other commercial	48,117	50,327	14,699	61,266	62,812	17,581
Residential real estate	16,889	19,440	3,694	19,623	22,064	3,265
Construction & land development	14,740	19,444	2,225	14,742	19,446	2,254

	Impaired Loans
	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,635	$75,119	$1,485	$73,637	$73,802	$2,542
Nonowner-occupied	100,565	100,624	2,571	114,565	114,624	2,715
Other commercial	90,315	94,983	14,699	101,557	113,271	17,581
Residential real estate	46,492	49,152	3,694	47,830	51,343	3,265
Construction & land development	51,180	59,693	2,225	51,916	59,905	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	27	27	0	27	27	0

	Impaired Loans
	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$65,893	$363	$76,947	$377
Nonowner-occupied	92,680	250	125,863	120
Other commercial	41,244	139	49,693	206
Residential real estate	28,905	182	25,437	83
Construction & land development	36,807	217	50,300	103
Consumer:
Bankcard	0	0	0	0
Other consumer	27	0	28	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$7,743	$6	$7,502	$25
Nonowner-occupied	14,885	91	8,170	59
Other commercial	54,692	153	54,297	19
Residential real estate	18,256	92	10,850	0
Construction & land development	14,741	20	1,699	20
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,636	$369	$84,449	$402
Nonowner-occupied	107,565	341	134,033	179
Other commercial	95,936	292	103,990	225
Residential real estate	47,161	274	36,287	83
Construction & land development	51,548	237	51,999	123
Consumer:
Bankcard	0	0	0	0
Other consumer	27	0	28	0

At March 31, 2019 and December 31, 2018, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $17,465 and $16,865, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $263 and $520, respectively.

5. ALLOWANCE FOR CREDIT LOSSES

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

For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three months ended March 31, 2019 and 2018, the amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $1,637 and $1,279, respectively.

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,461 and $1,389 at March 31, 2019 and December 31, 2018, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans

For the Three Months Ended March 31, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	3,737	0	934	441	565	737	0	6,414
Recoveries	904	19	297	85	113	183	0	1,601
Provision	3,934	(220)	(40)	930	(354)	607	139	4,996

Ending balance	$6,164	$6,718	$40,664	$13,022	$7,186	$2,748	$384	$76,886

Ending Balance: individually evaluated for impairment	$1,485	$2,571	$14,699	$3,694	$2,225	$0	$0	$24,674
Ending Balance: collectively evaluated for impairment	$4,679	$4,147	$25,965	$9,328	$4,961	$2,748	$384	$52,212
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,275,340	$4,266,613	$1,996,482	$3,550,037	$1,487,453	$1,002,293	$0	$13,578,218
Ending Balance: individually evaluated for impairment	$26,820	$25,300	$60,451	$20,355	$14,740	$0	$0	$147,666
Ending Balance: collectively evaluated for impairment	$1,219,621	$4,181,511	$1,911,199	$3,518,699	$1,452,865	$1,002,266	$0	$13,286,161
Ending Balance: loans acquired with deteriorated credit quality	$28,899	$59,802	$24,832	$10,983	$19,848	$27	$0	$144,391

Allowance for Loan Losses and Carrying Amount of Loans

For the Year Ended December 31, 2018

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	3,225	314	16,424	3,162	2,731	2,750	0	28,606
Recoveries	1,189	563	2,944	1,114	197	662	0	6,669
Provision	1,698	301	9,632	4,569	3,339	2,302	172	22,013

Ending balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703

Ending Balance: individually evaluated for impairment	$2,543	$2,715	$17,581	$3,265	$2,254	$0	$0	$28,358
Ending Balance: collectively evaluated for impairment	$2,520	$4,204	$23,760	$9,183	$5,738	$2,695	$245	$48,345
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,291,790	$4,303,613	$1,957,641	$3,501,393	$1,410,468	$964,627	$0	$13,429,532
Ending Balance: individually evaluated for impairment	$27,599	$25,231	$72,300	$21,998	$14,807	$0	$0	$161,935
Ending Balance: collectively evaluated for impairment	$1,234,919	$4,215,060	$1,860,085	$3,468,356	$1,374,840	$964,600	$0	$13,117,860
Ending Balance: loans acquired with deteriorated credit quality	$29,272	$63,322	$25,256	$11,039	$20,821	$27	$0	$149,737

6. INTANGIBLE ASSETS

The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($64,246)	$0	($0)	$98,359	($64,246)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2018
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	($62,492)	$0	$0	$98,359	($62,492)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2018	$1,472,699	$5,315	$1,478,014
Addition to goodwill	0	0	0

Goodwill at March 31, 2019	$1,472,699	$5,315	$1,478,014

United incurred amortization expense of $1,754 and $2,010 for the quarters ended March 31, 2019 and 2018, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2018:

Year	Amount
2019	$7,016
2020	6,309
2021	5,369
2022	4,581
2023 and thereafter	12,592

7. LEASES

United determines if an arrangement is a lease at inception. United and certain subsidiaries have entered into various noncancelable-operating leases for branch and loan production offices as well as operating facilities. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. Operating leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Presently, United does not have any finance leases.

United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 14 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties. Our sublease portfolio consists of operating leases to other organizations for former branch offices.

ROU assets represent United’s right to use an underlying asset for the lease term and lease liabilities represent United’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of United’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend the lease when it is reasonably certain that United will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2019
Operating lease cost	Net occupancy expense	$4,821
Sublease income	Net occupancy expense	(276)

Net lease cost		$4,545

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$63,119
Operating lease liabilities	Operating lease liabilities	$66,871

Other information related to leases was as follows:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	5.1 years
Weighted-average discount rate:
Operating leases	3.29%

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,718
ROU assets obtained in the exchange for lease liabilties	202

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2018, consists of the following as of March 31, 2019 and December 31, 2018:

	Amount
Year	As of March 31, 2019	As of December 31, 2018
2019	$14,049	$18,590
2020	16,402	16,359
2021	13,894	13,850
2022	10,313	10,269
2023	7,644	7,600
Thereafter	10,654	10,640
Total lease payments	72,956	77,308

Less: imputed interest	(6,085)	(0)

Total	$66,871	$77,308

8. SHORT-TERM BORROWINGS

Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2019, United did not have any federal funds purchased while total securities sold under agreements to repurchase (REPOs) were $127,821. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2019, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS

United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2019, United had an unused borrowing amount of approximately $3,696,123 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2019, $1,603,615 of FHLB advances with a weighted-average interest rate of 2.41% are scheduled to mature within the next six years.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2019	$1,227,181
2020	41,745
2021	302,581
2022	20,873
2023 and thereafter	11,235

Total	$1,603,615

At March 31, 2019, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2019 and December 31, 2018, the outstanding balance of the Debentures was $235,220 and $234,905, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

In accordance with the fully-phased in “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, United is unable to consider the Capital Securities as Tier 1 capital, but rather the Capital Securities are included as a component of United’s Tier 2 capital. United can include the Capital Securities in its Tier 2 capital on a permanent basis.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $4,041,076 and $3,826,370 of loan commitments outstanding as of March 31, 2019 and December 31, 2018, respectively, the majority of which contractually expire within one year. Included in the March 31, 2019 amount are commitments to extend credit of $422,953 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2019, United had $5,092 of commercial letters of credit outstanding. As of December 31, 2018, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $131,536 and $141,032 as of March 31, 2019 and December 31, 2018, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $636 as of March 31, 2019.

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

For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are recorded in income in the same period and in the same income statement line as changes in the fair values of the hedged items that relate to the hedged risk(s). For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded as a component of other comprehensive income, net of deferred taxes, and reclassified to earnings when the hedged transaction affects earnings.    The portion of a hedge that is ineffective is recognized immediately in earnings.

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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2019 and December 31, 2018.

	Asset Derivatives
	March 31, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$67,961	$431	Other assets	$85,623	$1,859

Total derivatives designated as hedging instruments		$67,961	$431		$85,623	$1,859

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	24,608	380	Other assets	21,604	542
Interest rate lock commitments	Other assets	181,585	6,684	Other assets	93,955	4,103

Total derivatives not designated as hedging instruments		$206,193	$7,064		$115,559	$4,645

Total asset derivatives		$274,154	$7,495		$201,182	$6,504

	Liability Derivatives
	March 31, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$17,494	$146	Other liabilities	$0	$0

Total derivatives designated as hedging instruments		$17,494	$146		$0	$0

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	250,510	2,515	Other liabilities	200,281	3,002
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$250,510	$2,515		$200,281	$3,002

Total liability derivatives		$268,004	$2,661		$200,281	$3,002

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2019.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	March 31, 2019
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$84,574	$285	$0

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2019 and 2018 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2019	March 31, 2018
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(30)	$(42)

Total derivatives in hedging relationships		$(30)	$(42)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$380	$73
TBA mortgage-backed securities	Income from Mortgage Banking Activities	488	(450)
Interest rate lock commitments	Income from Mortgage Banking Activities	2,037	(1,269)

Total derivatives not designated as hedging instruments		$2,905	$(1,646)

Total derivatives		$2,875	$(1,688)

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

Securities available for sale and equity securities: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2019, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2019. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available for sale Trup Cdos as Level 3. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.

Loans held for sale: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.02% to 0.52% with a weighted average increase of 0.35%.

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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.02% to 0.52% with a weighted average increase of 0.35%.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2019 Using
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,544	$0	$73,544	$0
State and political subdivisions	194,812	0	194,812	0
Residential mortgage-backed securities
Agency	969,516	0	969,516	0
Non-agency	4,107	0	4,107	0
Commercial mortgage-backed securities
Agency	580,338	0	580,338	0
Asset-backed securities	270,677	0	270,677	0
Trust preferred collateralized debt obligations	6,017	0	0	6,017
Single issue trust preferred securities	16,841	0	16,841	0
Other corporate securities	268,203	6,785	261,418	0

Total available for sale securities	2,384,055	6,785	2,371,253	6,017
Equity securities:
Financial services industry	145	145	0	0
Equity mutual funds (1)	5,084	5,084	0	0
Other equity securities	4,692	4,692	0	0

Total equity securities	9,921	9,921	0	0
Loans held for sale	244,501	0	0	244,501
Derivative financial assets:
Interest rate swap contracts	431	0	431	0
Forward sales commitments	380	0	380	0
Interest rate lock commitments	6,684	0	0	6,684

Total derivative financial assets	7,495	0	811	6,684

		Fair Value at March 31, 2019 Using
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	146	0	146	0
TBA mortgage-backed securities	2,515	0	2,515	0

Total derivative financial liabilities	2,661	0	2,661	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,890	$0	$85,890	$0
State and political subdivisions	208,988	0	208,988	0
Residential mortgage-backed securities
Agency	1,035,650	0	1,035,650	0
Non-agency	4,259	0	4,259	0
Commercial mortgage-backed securities
Agency	554,600	0	554,600	0
Asset-backed securities	271,970	0	271,970	0
Trust preferred collateralized debt obligations	5,917	0	0	5,917
Single issue trust preferred securities	8,362	0	8,362	0
Other corporate securities	161,403	6,822	154,581	0

Total available for sale securities	2,337,039	6,822	2,324,300	5,917
Equity securities:
Financial services industry	140	140	0	0
Equity mutual funds (1)	4,954	4,954	0	0
Other equity securities	4,640	4,640	0	0

Total equity securities	9,734	9,734	0	0
Loans held for sale	247,104	0	0	247,104
Derivative financial assets:
Interest rate swap contracts	1,859	0	1,859	0
Forward sales commitments	542	0	542	0
Interest rate lock commitments	4,103	0	0	4,103

Total derivative financial assets	6,504	0	2,401	4,103
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	3,002	0	3,002	0

Total derivative financial liabilities	3,002	0	3,002	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2019 and the year ended December 31, 2018.

The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2019 and December 31, 2018 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2019	December 31, 2018
Balance, beginning of period	$5,917	$34,269
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	28
Included in other comprehensive income	100	920
Purchases, issuances, and settlements	0	0
Sales	0	(29,300)
Transfers in and/or out of Level 3	0	0

Balance, end of period	$6,017	$5,917

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	March 31, 2019	December 31, 2018
Balance, beginning of period	$247,104	$263,308
Originations	454,588	2,619,454
Sales	(473,282)	(2,676,797)
Total gains or losses during the period recognized in earnings	16,091	68,555
Transfers in and/or out of Level 3	(0)	(27,416)

Balance, end of period	$244,501	$247,104

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2019	December 31, 2018
Balance, beginning of period	$4,103	$4,559
Transfers other	2,581	(456)

Balance, end of period	$6,684	$4,103

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$1,964	$(1,719)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2019			December 31, 2018
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$239,306	$244,501	$5,195	$241,293	$247,104	$5,811

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2019. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.

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

Intangible Assets: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first three months of 2019 and 2018.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2019
Description	Balance as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$1,262	$0	$1,262	$0	$0
Impaired Loans	99,278	0	88,197	11,081	1,044
OREO	17,465	0	17,465	0	857

		Carrying value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,742	$0	$2,742	$0	$3
Impaired Loans	121,355	0	108,899	12,456	12,301
OREO	16,865	0	16,865	0	910

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

Summary of Fair Values for All Financial Instruments

The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Cash and cash equivalents	$1,172,657	$1,172,657	$0	$1,172,657	$0
Securities available for sale	2,384,055	2,384,055	6,785	2,371,253	6,017
Securities held to maturity	8,491	8,549	0	5,529	3,020
Equity securities	9,921	9,921	9,921	0	0
Other securities	190,123	180,617	0	0	180,617
Loans held for sale	245,763	245,763	0	1,262	244,501
Loans	13,495,817	12,940,089	0	0	12,940,089
Derivative financial assets	7,495	7,495	0	811	6,684
Deposits	14,159,397	14,133,078	0	14,133,078	0
Short-term borrowings	127,821	127,821	0	127,821	0
Long-term borrowings	1,838,835	1,815,824	0	1,815,824	0
Derivative financial liabilities	2,661	2,661	0	2,661	0
December 31, 2018
Cash and cash equivalents	$1,020,396	$1,020,396	$0	$1,020,396	$0
Securities available for sale	2,337,039	2,337,039	6,822	2,324,300	5,917
Securities held to maturity	19,999	18,655	0	15,635	3,020
Equity securities	9,734	9,734	9,734	0	0
Other securities	176,955	168,107	0	0	168,107
Loans held for sale	249,846	249,846	0	2,742	247,104
Loans	13,422,222	12,657,073	0	0	12,657,073
Derivative financial assets	6,504	6,504	0	2,401	4,103
Deposits	13,994,749	13,954,574	0	13,954,574	0
Short-term borrowings	351,327	351,327	0	351,327	0
Long-term borrowings	1,499,103	1,475,237	0	1,475,237	0
Derivative financial liabilities	3,002	3,002	0	3,002	0

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

Compensation expense of $1,113 and $968 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2019 and 2018, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2019, and the changes during the first three months of 2019 are presented below:

	Three Months Ended March 31, 2019
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2019	1,730,389			$32.43
Granted	240,205			38.49
Exercised	(33,816)			19.81
Forfeited or expired	(3,398)			24.67

Outstanding at March 31, 2019	1,933,380	$8,688,228	5.9	$33.41

Exercisable at March 31, 2019	1,327,929	$8,635,343	4.5	$30.72

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	575,672	$7.86
Granted	240,205	7.16
Vested	(210,426)	7.74
Forfeited or expired	(0)	0.00

Nonvested at March 31, 2019	605,451	$7.62

During the three months ended March 31, 2019 and 2018, 33,816 and 15,043 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2019 and 2018 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2019 and 2018 was $554 and $246 respectively.

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

The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	199,303	$39.67
Granted	126,427	38.49
Vested	(70,879)	39.29
Forfeited	(0)	00.00

Outstanding at March 31, 2019	254,851	$39.19

14. EMPLOYEE BENEFIT PLANS

United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the first quarter of 2018, United made discretionary contributions of $7,000. No discretionary contributions were made during the first quarter of 2019.

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

Included in accumulated other comprehensive income at December 31, 2018 are unrecognized actuarial losses of $55,535 ($42,595 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $4,744 ($3,639 net of tax).

Net periodic pension cost for the three months ended March 31, 2019 and 2018 included the following components:

	Three Months Ended March 31
	2019	2018
Service cost	$555	$658
Interest cost	1,442	1,295
Expected return on plan assets	(2,330)	(2,522)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,171	1,149
Amortization of prior service cost	0	0

Net periodic pension (benefit) cost	$838	$580

Weighted-Average Assumptions:
Discount rate	4.52%	3.83%
Expected return on assets	7.00%	7.00%
Rate of compensation increase (prior to age 45)	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%

15. INCOME TAXES

United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2019 and 2018, the total amount of accrued interest related to uncertain tax positions was $700 and $695, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015, 2016 and 2017 and certain State Taxing authorities for the years ended December 31, 2015 through 2017.

United’s effective tax rate was 21.40% for the first quarter of 2019 and 22.48% for the first quarter of 2018.

16. COMPREHENSIVE INCOME

The components of total comprehensive income for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31
	2019	2018
Net Income	$63,642	$61,706
Available for sale (“AFS”) securities:
Change in net unrealized gain on AFS securities arising during the period	22,238	(22,017)
Related income tax effect	(5,182)	5,130
Net reclassification adjustment for losses (gains) included in net income	(348)	149

Related income tax (benefit) expense	81	(35)

	16,789	(16,773)

Net effect of AFS securities on other comprehensive income	16,789	(16,773)

	Three Months Ended
	March 31
	2019	2018
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	0	2
Related income tax expense	0	(1)

Net effect of HTM securities on other comprehensive income	0	1
Pension plan:
Recognized net actuarial loss	1,171	1,149
Related income tax benefit	(261)	(416)

Net effect of change in pension plan asset on other comprehensive income	910	733

Total change in other comprehensive income	17,699	(16,039)

Total Comprehensive Income	$81,341	$45,667

The components of accumulated other comprehensive income for the three months ended March 31, 2019 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Three Months Ended March 31, 2019

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2019	($18,289)	($50)	($38,680)	($57,019)
Reclass due to adopting Accounting Standard Update 2017-12		50		50
Other comprehensive income before reclassification	17,056	0	0	17,056
Amounts reclassified from accumulated other comprehensive income	(267)	0	910	643

Net current-period other comprehensive income, net of tax	16,789	0	910	17,699

Balance at March 31, 2019	($1,500)	$0	($37,770)	($39,270)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2019

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$0	Net investment securities (losses) gains
Net reclassification adjustment for losses (gains) included in net income	(348)	Net investment securities (losses) gains

	(348)	Total before tax
Related income tax effect	81	Tax expense

	(267)	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2019

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Pension plan:
Recognized net actuarial loss	1,171	(a)

	1,171		Total before tax
Related income tax effect	(261)		Tax expense

	910		Net of tax

Total reclassifications for the period	$643

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2019	2018
Distributed earnings allocated to common stock	$34,672	$35,679
Undistributed earnings allocated to common stock	28,830	25,919

Net earnings allocated to common shareholders	$63,502	$61,598

Average common shares outstanding	101,894,786	104,859,427
Common stock equivalents	267,918	303,431

Average diluted shares outstanding	102,162,704	105,162,858

Earnings per basic common share	$0.62	$0.59
Earnings per diluted common share	$0.62	$0.59

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

United currently sponsors fourteen statutory business trusts that were created for the purpose of raising funds that originally qualified for Tier I regulatory capital. As previously discussed, these trusts now are considered Tier II regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. `

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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2019			As of December 31, 2018
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$258,095	$249,016	$9,079	$257,754	$248,741	$9,013
(1) Represents investment in VIEs.

19. SEGMENT INFORMATION

United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though George Mason.

The community banking segment provides the mortgage banking segment (George Mason) with short-term funds to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the 30-day LIBOR rate. These transactions are eliminated in the consolidation process.

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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2019 and 2018 is as follows:

	At and For the Three Months Ended March 31, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$145,890	$55	$(3,323)	$1,546	$144,168
Provision for loans losses	4,996	0	0	0	4,996
Other income	18,689	16,106	201	(3,773)	31,223
Other expense	75,994	14,842	(220)	(1,191)	89,425
Income taxes	17,666	282	(620)	0	17,328

Net income (loss)	$65,923	$1,037	$(2,282)	$(1,036)	$63,642

Total assets (liabilities)	$19,549,904	$316,106	$6,170	$(227,047)	$19,645,133
Average assets (liabilities)	19,204,107	265,151	(1,848)	(217,790)	19,249,620

	At and For the Three Months Ended March 31, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$145,621	$376	$(2,594)	$640	$144,043
Provision for loans losses	5,178	0	0	0	5,178
Other income	17,771	14,883	(822)	(640)	31,192
Other expense	72,491	18,384	(423)	0	90,452
Income taxes	19,276	(703)	(674)	0	17,899

Net income (loss)	$66,447	$(2,422)	$(2,319)	$0	$61,706

Total assets (liabilities)	$18,547,315	$289,925	$9,831	$(227,369)	$18,619,702
Average assets (liabilities)	18,507,313	210,172	15,012	(188,700)	18,543,797

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2019, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.

RECENT DEVELOPMENTS

United adopted the new accounting standard for leases effective January 1, 2019. Therefore, beginning in fiscal year 2019, our financial results reflect the adoption of this standard. This new standard impacted our Consolidated Balance Sheet as of March 31, 2019 by increasing total assets by $63.12 million and total liabilities by $66.87 million. Prior periods were not restated. See Note 1, Summary of Significant Accounting Policies of the unaudited Notes to Consolidated Financial Statements for a further discussion.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could materially differ from those estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2019 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of March 31, 2019 were $19.65 billion, which was an increase of $394.64 million or 2.05% from December 31, 2018. The increase was mainly due to an increase of $152.26 million or 14.92% in cash and cash equivalents and an increase of $150.48 million or 1.12% in portfolio loans. Investment securities increased $48.86 million or 1.92%. In addition, United adopted the new accounting standard for leases effective January 1, 2019, as previously mentioned, resulting in a $63.12 million operating lease right-of-use asset as of March 31, 2019. Partially offsetting these increases in total assets is a $4.08 million or 1.63% decrease in loans held for sale and $18.87 million or 4.13% decrease in other assets. Total liabilities increased $359.37 million or 2.25% from year-end 2018. Deposits increased $164.65 million or 1.18%. Borrowings increased $116.23 million or 6.28% while accrued expenses and other liabilities increased $11.55 million or 7.58%. As a result of the adoption of the leases accounting standard, United also recorded a $66.87 million operating lease liability as of March 31, 2019. Shareholders’ equity increased $35.27 million or 1.08%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2019 increased $152.26 million or 14.92% from year-end 2018. Of this total increase, cash and due from banks increased $13.89 million while interest-bearing deposits with other banks increased $138.37 million or 16.64% as United placed excess cash in an interest-bearing account with the Federal Reserve. Federal funds sold were flat. During the first three months of 2019, net cash of $93.25 million and $234.94 million were provided by operating and financing activities, respectively, while net cash of $175.92 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2019 and 2018.

Securities

Total investment securities at March 31, 2019 increased $48.86 million or 1.92% from year-end 2018. Securities available for sale increased $47.02 million or 2.01%. This change in securities available for sale reflects $196.68 million in sales, maturities and calls of securities, $211.22 million in purchases, and an increase of $21.89 million in market value. The majority of the purchase activity was related to corporate securities which were all issued by investment grade rated, single-name issuers, and have maturity dates of less than five years. Securities held to maturity declined $11.51 million or 57.54% from year-end 2018 due to the transfer of $11.54 million of investment securities to available for sale securities upon the adoption of ASU No. 2017-12. Equity securities were $9.92 million at March 31, 2019, an increase of $187 thousand or 1.92% due mainly to an increase in the fair value. Other investment securities increased $13.17 million or 7.44% from year-end 2018 due mainly to the purchase of $7.01 million in FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,544	$85,890	$(12,346)	(14.37%)
State and political subdivisions	194,812	208,988	(14,176)	(6.78%)
Mortgage-backed securities	1,553,961	1,594,509	(40,548)	(2.54%)
Asset-backed securities	270,677	271,970	(1,293)	(0.48%)
Trust preferred collateralized debt obligations	6,017	5,917	100	1.69%
Single issue trust preferred securities	16,841	8,362	8,479	101.40%
Corporate securities	268,203	161,403	106,800	66.17%

Total available for sale securities, at fair value	$2,384,055	$2,337,039	$47,016	2.01%

The following table summarizes the changes in the held to maturity securities since year-end 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,045	$5,074	$(29)	(0.57%)
State and political subdivisions	3,426	5,473	(2,047)	(37.40%)
Mortgage-backed securities	0	20	(20)	(100.00%)
Single issue trust preferred securities	0	9,412	(9,412)	(100.00%)
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$8,491	$19,999	$(11,508)	(57.54%)

At March 31, 2019, gross unrealized losses on available for sale securities were $15.56 million. Securities in an unrealized loss position at March 31, 2019 consisted primarily of agency commercial and residential mortgage-backed securities. The agency commercial and residential mortgage-backed securities relate to commercial and residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency.

As of March 31, 2019, United’s mortgage-backed securities had an amortized cost of $1.55 billion, with an estimated fair value of $1.55 billion. The portfolio consisted primarily of $971.18 million in agency residential mortgage-backed securities with a fair value of $969.52 million, $3.78 million in non-agency residential mortgage-backed securities with an estimated fair value of $4.11 million, and $579.90 million in commercial agency mortgage-backed securities with an estimated fair value of $580.34 million.

As of March 31, 2019, United’s corporate securities had an amortized cost of $563.23 million, with an estimated fair value of $561.76 million. The portfolio consisted of $6.18 million in Trup Cdos with a fair value of $6.02 million and $18.17 million in single issue trust preferred securities with an estimated fair value of $16.84 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $272.47 million and a fair value of $270.68 million and other corporate securities, with an amortized cost of $266.41 million and a fair value of $268.22 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. United’s Trup Cdos had a fair value of $6.02 million as of March 31, 2019. As of March 31, 2019, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.84 million as of March 31, 2019. Of the $16.84 million, $3.92 million or 23.30% were investment grade; $5.45 million or 32.33%

were split rated; $2.31 million or 13.73% were below investment grade; and $5.16 million or 30.64% were unrated. The two largest exposures accounted for 72.04% of the $16.84 million. These included SunTrust Bank at $6.97 million and Emigrant Bank at $5.16 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following is a summary of available for sale single-issue trust preferred securities as of March 31, 2019:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,727	$5,160	$567
SunTrust Bank	Baa2	NR	BB+	4,957	4,659	298
M&T Bank	NR	BBB-	BBB-	3,033	3,207	(174)
SunTrust Bank	NR	BB+	BB+	2,479	2,313	166
HSBC	Baa2	BBB+	NR	1,000	716	284
Royal Bank of Scotland	Baa3	BB	BBB	977	786	191

				$18,173	$16,841	$1,332

During the first quarter of 2019, United didn’t recognize any other-than-temporary impairment on investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2019 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale decreased $4.08 million or 1.63%. Loan sales in the secondary market exceeded originations during the first three months of 2019. Loan originations for the first three months of 2019 were $345.40 million while loans sales were $349.49 million. Loans held for sale were $245.76 million at March 31, 2019 as compared to $249.85 million at year-end 2018.

Portfolio Loans

Loans, net of unearned income, increased $150.48 million or 1.12%. Since year-end 2018, commercial, financial and agricultural loans were relatively flat, decreasing $14.61 million or less than 1% as commercial loans (not secured by real estate) increased $38.84 million or 1.98% while commercial real estate loans decreased $53.45 million or less than 1%. In addition, construction and land development loans increased $76.99 million or 5.46%, residential real estate loans increased $48.64 million or 1.39% and consumer loans increased $37.67 million or 3.90%.

The following table summarizes the changes in the major loan classes since year-end 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Loans held for sale	$245,763	$249,846	$(4,083)	(1.63%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,275,340	$1,291,790	$(16,450)	(1.27%)
Nonowner-occupied commercial real estate	4,266,613	4,303,613	(37,000)	(0.86%)
Other commercial loans	1,996,482	1,957,641	38,841	1.98%

Total commercial, financial, and agricultural	$7,538,435	$7,553,044	$(14,609)	(0.19%)
Residential real estate	3,550,037	3,501,393	48,644	1.39%
Construction & land development	1,487,453	1,410,468	76,985	5.46%
Consumer:
Bankcard	9,247	10,203	(956)	(9.37%)
Other consumer	993,046	954,424	38,622	4.05%

Total gross loans	$13,578,218	$13,429,532	$148,686	1.11%
Less: Unearned income	(5,515)	(7,310)	1,795	24.56%

Total Loans, net of unearned income	$13,572,703	$13,422,222	$150,481	1.12%

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$5,031,077	$2,774,338	$1,276,858	$997,260	$10,079,532
Acquired	2,507,358	775,700	210,595	5,033	3,498,686

Total gross loans	$7,538,435	$3,550,038	$1,487,453	$1,002,293	$13,578,218

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total
Originated	$4,887,688	$2,686,817	$1,179,676	$959,392	$9,713,573
Acquired	2,665,356	814,576	230,792	5,235	3,715,959

Total gross loans	$7,553,044	$3,501,393	$1,410,468	$964,627	$13,429,532

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $18.88 million or 4.13% from year-end 2018, mainly due to the result of income taxes receivable decreasing $12.35 million and deferred tax assets decreasing $5.57 million. In addition, core deposit intangibles decreased $1.75 million due to amortization. Partially offsetting these decreases was a $1.15 million increase for the quarter in derivative assets.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2019 increased $164.65 million or 1.18%. In terms of composition, interest-bearing deposits increased $210.87 million or 2.20% while noninterest-bearing deposits decreased $46.24 million or 1.05% from December 31, 2018.

Noninterest-bearing deposits consists of demand deposit and noninterest bearing money market (MMDA) account balances. The $46.24 million decrease in noninterest-bearing deposits was due mainly to a decrease in commercial noninterest-bearing deposits of $128.81 million or 5.71% while personal noninterest-bearing deposits and public funds noninterest-bearing deposits increased $34.60 million or 4.80% and $10.26 million or 9.28%, respectively.

Interest-bearing deposits consists of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs remained flat, increasing $25.27 million or less than 1 % while NOW accounts decreased $1.60 million or less than 1% since year-end 2018. In particular, interest-bearing MMDAs increased $25.27 million as commercial MMDAs increased $143.53 million. This increase was partially offset by decreases in public funds MMDAs and brokered MMDAs of $67.33 million and $57.97 million, respectively. Personal MMDAs remained flat, increasing $7.05 million or less than 1%. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts decreased $85.42 million or 4.31% mainly due to a decrease of $50.49 million in personal NOW accounts and a $65.47 million decrease in public funds NOW accounts. Partially offsetting these decreases was an increase of $30.54 million in commercial NOW accounts.

Regular savings increased $48.98 million or 5.13% from year-end 2018 mainly due to a $57.40 million increase in public funds savings accounts, which was partially offset by a $8.42 million decrease in personal savings accounts.

Time deposits under $100,000 were flat, increasing $2.36 million or less than 1% from year-end 2018. This slight increase in time deposits under $100,000 is the result of a $4.12 million increase in Certificate of Deposit Account Registry Service (CDARS) balances.

Since year-end 2018, time deposits over $100,000 increased $135.88 million or 8.58% as brokered certificates of deposits (CDs) increased $98.15 million and CDARS increased $61.68 million. In addition, fixed rate CDs increased $40.42 million. These increases in time deposits over $100,000 were partially offset by a $64.37 million decrease in public funds CDs over $100,000.

The table below summarizes the changes by deposit category since year-end 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Demand deposits	$3,171,556	$3,212,878	$(41,322)	(1.29%)
Interest-bearing checking	372,892	374,495	(1,603)	(0.43%)
Regular savings	1,003,942	954,961	48,981	5.13%
Money market accounts	7,177,385	7,157,028	20,357	0.28%
Time deposits under $100,000	714,669	712,313	2,356	0.33%
Time deposits over $100,000 (1)	1,718,953	1,583,074	135,879	8.58%

Total deposits	$14,159,397	$13,994,749	$164,648	1.18%

(1)	Includes time deposits of $250,000 or more of $1,030,803 and $979,707 at March 31, 2019 and December 31, 2018, respectively.

Borrowings

Total borrowings at March 31, 2019 increased $116.23 million or 6.28% since year-end 2018. During the first three months of 2019, short-term borrowings decreased $223.51 million or 63.62% due to a $175.00 million decrease in short-term FHLB advances, a $25.11 million decrease in short-term securities sold under agreements to repurchase and a $23.40 million decrease in federal funds purchased. Long-term borrowings increased $339.73 million or 22.66% from year-end 2018 due to a $339.42 million increase in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2018:

	March 31	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Federal funds purchased	$0	$23,400	$(23,400)	(100.00%)
Short-term securities sold under agreements to repurchase	127,821	152,927	(25,106)	(16.42%)
Short-term FHLB advances	0	175,000	(175,000)	(100.00%)
Long-term FHLB advances	1,603,615	1,264,198	339,417	26.85%
Issuances of trust preferred capital securities	235,220	234,905	315	0.13%

Total borrowings	$1,966,656	$1,850,430	$116,226	6.28%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2019 increased $11.55 million or 7.58% from year-end 2018. In particular, income tax payable increased $7.89 million due to timing differences, interest payable increased $2.22 million, accrued mortgage escrow liabilities increased $3.05 million, accounts payable associated with George Mason increased $3.12 million and business franchise taxes payable increased $2.25 million. Partially offsetting these increases was a $6.62 million decrease in accrued employee expenses due mainly to a $4.10 million decrease in incentives payable.

Shareholders’ Equity

Shareholders’ equity at March 31, 2019 was $3.29 billion, which was an increase of $35.27 million or 1.08% from year-end 2018.

Retained earnings increased $27.83 million or 2.75% from year-end 2018. Earnings net of dividends for the first three months of 2019 were $28.88 million. Amount recognized in retained earnings for the adoption of ASU No. 2016-02 was $1.05 million.

Accumulated other comprehensive income increased $17.75 million or 31.13% from year-end 2018 due mainly to an increase of $16.79 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax accretion of pension costs was $910 thousand for the first quarter of 2019.

During the second quarter of 2018, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 354,000 shares in the first quarter of 2019 at a cost of $11.62 million or an average price per share of $32.83.

RESULTS OF OPERATIONS

Overview

Net income for the first three months of 2019 was $63.64 million or $0.62 per diluted share compared to $61.71 million or $0.59 per share for the first three months of 2018. United’s annualized return on average assets for the first three months of 2019 was 1.34% and return on average shareholders’ equity was 7.88% as compared to 1.35% and 7.65% for the first three months of 2018. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 1.24% and 10.38%, respectively, for the year of 2018.

Net interest income for the first three months of 2019 was $144.17 million, which was relatively flat from net interest income of $144.04 million for the first three months of 2018. The slight increase of $125 thousand in net interest income occurred because total interest income increased $21.91 million while total interest expense increased $21.79 million from the first quarter of 2018.

The provision for credit losses was $5.00 million for the first three months of 2019 as compared to $5.18 million for the first three months of 2018. Noninterest income was $31.22 million for the first three months of 2019, which was relatively flat from the first three months of 2018, increasing $31 thousand or less than 1%. Noninterest expense for the first three months of 2019 decreased $1.03 million or 1.14% from the first three months of 2018. Income taxes decreased $571 thousand or 3.19% for the first three months of 2019 as compared to the first three months of 2018. The effective tax rate was 21.40% and 22.48% for the first quarter of 2019 and 2018, respectively.

The following discussion explains in more detail the results of operations by major category.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the first quarter of 2019 was $65.92 million compared to net income of $66.45 million for the first quarter of 2018.

Net interest income of $145.89 million for the first quarter of 2019 was relatively flat from the $145.62 million for the same period of 2018, increasing $269 thousand or less than 1%. Generally, net interest income for the first quarter of 2019 increased slightly from the first quarter of 2018 due to a higher level of earning assets virtually offset by an increase in the average cost of funds. Provision for loan losses was $5.00 million for the three months ended March 31, 2019 compared to a provision of $5.18 million for the same period of 2018. Noninterest income increased $918 thousand for the first quarter of 2019 to $18.69 million as compared to $17.77 million for the first quarter of 2018. Noninterest expense was $75.99 million for the first quarter of 2019, compared to $72.49 million for the same period of 2018. The increase of $3.50 million in noninterest expense was primarily attributable to an increase in Federal Deposit Insurance Corporation (FDIC) insurance expense due to United’s banking subsidiary, United Bank, becoming a large institution and subject to increased assessment rates.

Mortgage Banking

The mortgage banking segment reported net income of $1.04 million for the first quarter of 2019, compared to a net loss of $2.42 million for the first quarter of 2018. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $16.11 million for the first quarter of 2019, compared to $14.88 million for the first quarter of 2018. Noninterest expense decreased $3.54 million for the first quarter of 2019 to $14.84 million as compared to $18.38 million for the first quarter of 2018. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2019 and 2018, are presented below.

Net interest income for the first quarter of 2019 was $144.17 million, which was relatively flat from the first quarter of 2018, increasing $125 thousand or less than 1%. The $125 thousand increase in net interest income occurred because total interest income increased $21.91 million while total interest expense increased $21.79 million from the first quarter of 2018. On a linked-quarter basis, net interest income for the first quarter of 2019 decreased $2.54 million or 1.73% from the fourth quarter of 2018. The $2.54 million decrease in net interest income occurred because total interest income increased $1.60 million while total interest expense increased $4.13 million from the fourth quarter of 2018.

Generally, interest income for the first quarter of 2019 increased from the first quarter of 2018 due to a higher level of earning assets. The increase in interest expense for the first quarter of 2019 from the first quarter of 2018 was due to higher market interest rates. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the first quarter of 2019 was $145.16 million, which was flat from the first quarter of 2018, increasing $14 thousand or less than 1% due mainly to an increase in average earning assets mostly offset by an increase in the average cost of funds. Average earning assets for the first quarter of 2019 increased $667.22 million or 4.10% from the first quarter of 2018 due mainly to increases of $538.44 million or 4.11% in average net loans and $369.52 million or 16.96% in average investment securities. Average short-term investments decreased $240.74 million or 24.57%. In addition, the average yield on earning assets for the first quarter of 2019 increased 35 basis points from the first quarter of 2018 due to higher market rates. Mostly offsetting these increases to tax-equivalent net interest income for the first quarter of 2019 was an increase of 73 basis points in the average cost of funds as compared to the first quarter of 2018 due to higher market interest rates. In addition, loan accretion on acquired loans was $8.54 million and $10.77 million for the first quarter of 2019 and 2018, respectively, decreasing $2.22 million or 20.64%. The net interest margin of 3.46% for the first quarter of 2019 was a decrease of 15 basis points from the net interest margin of 3.61% for the first quarter of 2018.

On a linked-quarter basis, net interest income for the first quarter of 2019 decreased $2.54 million or 1.73% from the fourth quarter of 2018. The $2.54 million decrease in net interest income occurred because total interest income increased $1.60 million while total interest expense increased $4.13 million from the fourth quarter of 2018. United’s tax-equivalent net interest income for the first quarter of 2019 decreased $2.60 million or 1.76% from the fourth quarter of 2018 due mainly to an increase in the average cost of funds. The average cost of funds for the first quarter of 2019 increased 15 basis points from the fourth quarter of 2018 due mainly to higher market interest rates. Average earning assets for the first quarter of 2019 were relatively flat from the fourth quarter of 2018, increasing $131.20 million or less than 1%. In particular, average net loans and average investments increased $161.55 million or 1.20%

and $63.53 million or 2.56%, respectively, while average short-term investments decreased $93.89 million or 11.27% for the linked-quarter. The average yield on earning assets increased 8 basis points from the fourth quarter of 2018 due to higher market interest rates. The net interest margin of 3.46% for the first quarter of 2019 decreased 4 basis points from the net interest margin of 3.50% for the fourth quarter of 2018.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2019, March 31, 2018 and December 31, 2018:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2019	2018	2018
Loan accretion	$8,544	$10,766	$8,816
Certificates of deposit	198	326	311
Long-term borrowings	268	269	268

Total	$9,010	$11,361	$9,395

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2019, March 31, 2018 and December 31, 2018.

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2019	2018	2018
Net interest income, GAAP basis	$144,168	$144,043	$146,705
Tax-equivalent adjustment (1)	993	1,104	1,060

Tax-equivalent net interest income	$145,161	$145,147	$147,765

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2019 and December 31, 2018. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2019 and 2018, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2019 and 2018. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$738,930	$5,837	3.20%	$979,666	$4,917	2.04%
Investment Securities:
Taxable	2,382,450	17,363	2.92%	1,923,339	11,875	2.47%
Tax-exempt	166,410	1,298	3.12%	256,000	1,855	2.90%

Total Securities	2,548,860	18,661	2.93%	2,179,339	13,730	2.52%
Loans, net of unearned income (2)	13,712,278	165,592	4.89%	13,173,656	149,642	4.60%
Allowance for loan losses	(76,762)			(76,575)

Net loans	13,635,516		4.91%	13,097,081		4.63%

Total earning assets	16,923,306	$190,090	4.54%	16,256,086	$168,289	4.19%

Other assets	2,326,314			2,287,711

TOTAL ASSETS	$19,249,620			$18,543,797

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,694,708	$32,638	1.37%	$9,353,479	$15,657	0.68%
Short-term borrowings	173,597	691	1.61%	286,350	421	0.60%
Long-term borrowings	1,697,423	11,600	2.77%	1,352,280	7,064	2.12%

Total Interest-Bearing Funds	11,565,728	44,929	1.58%	10,992,109	23,142	0.85%

Noninterest-bearing deposits	4,221,040			4,174,169
Accrued expenses and other liabilities	186,030			104,486

TOTAL LIABILITIES	15,972,798			15,270,764
SHAREHOLDERS’ EQUITY	3,276,822			3,273,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,249,620			$18,543,797

NET INTEREST INCOME		$145,161			$145,147

INTEREST SPREAD			2.96%			3.34%
NET INTEREST MARGIN			3.46%			3.61%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses

For the quarters ended March 31, 2019 and 2018, the provision for loan losses was $5.00 million and $5.18 million, respectively. Net charge-offs were $4.81 million for the first quarter of 2019 as compared to net charge-offs of $5.15 million for the same quarter in 2018. These lower amounts of provision expense and net charge-offs for the first quarter of 2019 compared to the first quarter of 2018 were due to a reduction in the amount of specific allocations required for impaired loans and valuation improvements recognized for the Company’s purchased credit impaired loans. On a linked-quarter basis, the provision for loan losses decreased $827 thousand while net charge-offs decreased $1.25 million from the fourth quarter of 2018. These decreases were due to improved collateral positions for the Company’s originated loans as well as purchased credit impaired loans. Annualized net charge-offs as a percentage of average loans were 0.14% for the first quarter of 2019. This ratio compares favorably to United’s most recently reported Federal Reserve peer group banking companies’ net charge-offs to average loans percentage of 0.22% for the year of 2018.

At March 31, 2019, nonperforming loans were $135.75 million or 1.00% of loans, net of unearned income compared to nonperforming loans of $142.82 million or 1.06% of loans, net of unearned income at December 31, 2018. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $15.57 million at March 31, 2019, an increase of $721 thousand or 4.85% from $14.85 million at year-end 2018. This increase was primarily due to a significant matured loan that is in the process of being renewed. At March 31, 2019, nonaccrual loans were $63.40 million, a decrease of $5.14 million or 7.50% from $68.54 million at year-end 2018. This decrease was due to repayment of a significant nonaccrual relationship in the first quarter of 2019. Restructured loans were $56.78 million at March 31, 2019, a decrease of $2.65 million or 4.45% from $59.43 million at year-end 2018. The decline was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $153.22 million, including OREO of $17.47 million at March 31, 2019, represented 0.78% of total assets.

The following table summarizes nonperforming assets for the indicated periods.

	March 31,	December 31,
(In thousands)	2019	2018	2017	2016	2015	2014
Nonaccrual loans (1)
Originated	$52,880	$57,258	$97,971	$77,111	$83,146	$64,312
Acquired	10,522	11,286	10,832	6,414	8,043	10,739
Loans which are contractually past due 90 days or more as to interest or principal and are still accruing interest (1)
Originated	12,429	11,945	7,288	7,763	11,462	10,868
Acquired	3,143	2,906	2,515	823	166	807
Restructured loans (1)
Originated	55,191	58,101	48,709	21,115	23,890	22,234
Acquired	1,587	1,324	1,420	37	0	0

Total nonperforming loans	$135,752	$142,820	$168,835	$113,263	$126,707	$108,960
Other real estate owned	17,465	16,865	24,348	31,510	32,228	38,778

TOTAL NONPERFORMING ASSETS	$153,217	$159,685	$193,083	$144,773	$158,935	$147,738

(1)

Restructured loans that were contractually past due 90 days or moreas to interest or principal and are still accruing interest or on nonaccrual status for the indicated periods are included in “Restructured loans” and not “Loans which are contractually past due 90 days or moreas to interest or principal and are still accruing interest” or “Nonaccrual loans” (see Note 4 to the unaudited Consolidated Financial Statements for further information).

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At March 31, 2019, impaired loans were $362.21 million, which was a decrease of $27.32 million or 7.01% from the $389.53 million in impaired loans at December 31, 2018. This decrease was due mainly to improvement in the risk rating for several significant relationships and removal of the impaired designation warranted during the Company’s quarterly review process of impaired relationships as well as a reduction in purchased credit impaired loans. Acquired impaired loans are accounted for under ASC Subtopic 310-30. The recorded investment balance and the contractual principal balance of the acquired impaired loans were $144.39 million and $186.54 million at March 31, 2019, respectively, as compared to $149.74 million and $195.71 million, respectively, at December 31, 2018. For the acquired impaired loans accounted for under ASC 310-30, the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $37.36 million and $38.53 million at March 31, 2019 and December 31, 2018, respectively. For further details regarding impaired loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.

United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At March 31, 2019, the allowance for credit losses was $78.35 million as compared to $78.09 million at December 31, 2018.

At March 31, 2019, the allowance for loan losses was $76.89 million as compared to $76.70 million at December 31, 2018. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.57% at March 31, 2019 and at December 31, 2018. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 56.64% and 53.71% at March 31, 2019 and December 31, 2018, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

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

United’s review of the allowance for loan losses at March 31, 2019 produced increased allocations in three of the four loan categories. The residential real estate allocation increased $574 thousand primarily due to an increase in allocations recognized for impaired loans. The allocation related to the commercial, financial & agricultural loan pool increased $223 thousand due to an increase in historical loss rates as a result of a significant charge-off recognized in the first quarter of 2019. The consumer loan pool experienced a minimal increase of $53 thousand due to an increase in outstanding loan balances. Offsetting these increases was a decrease in the real estate construction and development loan pool allocation of $806 thousand primarily due to a decrease in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end 2018 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $24.67 million at March 31, 2019 and $28.36 million at December 31, 2018. In comparison to the prior year-end, this element of the allowance decreased by $3.69 million primarily due to decreased specific allocations for commercial, financial & agricultural loans.

Management believes that the allowance for credit losses of $78.35 million at March 31, 2019 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

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

Noninterest income for the first quarter of 2019 was $31.22 million, which was flat from the first quarter of 2018, increasing $31 thousand or less than 1%. This slight increase was due mainly to an increase in income from bank-owned life insurance due to the recognition of death benefits in the first quarter of 2019.

Income from bank-owned life insurance for the first quarter of 2019 was $1.83 million, an increase of $573 thousand from the first quarter of 2018 due to the recognition of $600 thousand in death benefits in the first quarter of 2019.

Net losses on investment securities’ transactions were $159 thousand for the first quarter of 2019, a decline of $326 thousand from the first quarter of 2018.

Virtually offsetting these increases from the first quarter of 2018 was a decrease of $889 thousand in income from mortgage banking activities for the first quarter of 2019 due to decreased production and sales of mortgage loans in the secondary market by George Mason. Income from mortgage banking activities totaled $13.68 million for the first quarter of 2019 compared to $14.57 million for the same period of 2018. For the three months ended March 31, 2019 and 2018, mortgage loan sales were $349.49 million and $567.59 million, respectively.

On a linked-quarter basis, noninterest income for the first quarter of 2019 increased $1.40 million or 4.68% from the fourth quarter of 2018 due mainly to an increase in income from mortgage banking activities and a decline in net losses on investment securities transactions. Income from mortgage banking activities increased $2.11 million due mainly to a change in fair value of $2.81 million on George Mason’s interest rate lock commitments due to a higher locked pipeline. During the first quarter of 2019, United recognized a net loss of $159 thousand on investment securities transactions as compared to a net loss of $1.93 million for the fourth quarter of 2018. The fourth quarter of 2018 included other-than-temporary impairment of $1.46 million on investment securities that United intended to sell at that time and eventually sold during the first quarter of 2019. In addition, income from bank-owned life insurance increased $558 thousand due to the recognition of $600 thousand in death benefits in the first quarter of 2019. Partially offsetting these increases were decreases of $2.76 million in net gains on the sale of bank premises and $597 thousand in fees from deposit services due to a decline in overdraft fees.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense for the first quarter of 2019 was $89.43 million, which was a decrease of $1.03 million or 1.14% from the first quarter of 2018.

Employee compensation for the first quarter of 2019 decreased $1.89 million or 4.62% when compared to the first quarter of 2018. This decrease was primarily due to a decrease in commissions expense related to the decrease in production and sales of mortgage loans at George Mason.

Net occupancy expense decreased $676 thousand or 7.17% for the first quarter of 2019, as compared to the same period in the prior year. The decrease was due mainly to a decline in building rental expense due to fewer offices since the first quarter of 2018.

Data processing expense decreased $688 thousand or 11.76% for the first quarter of 2019, as compared to the same period in prior year due to lower fees from a new contract.

Partially offsetting these decreases for the first quarter of 2019 from the first quarter of 2018 was an increase in Federal Deposit Insurance Corporation (FDIC) insurance expense of $1.45 million due to United Bank becoming a large institution and subject to increased assessment rates.

On a linked-quarter basis, noninterest expense for the first quarter of 2019 decreased $1.58 million or 1.73% from the fourth quarter of 2018. The decrease was due to declines of $903 thousand in data processing expense and $1.45 million in other expense. Within other expense, consulting and legal expense declined $842 thousand and operational losses declined $457 thousand. Partially offsetting these decreases in noninterest expense was an increase in employee benefits expense of $773 thousand due to increases in Federal Insurance Contributions Act (FICA) expense and health care insurance costs.

Income Taxes

For the first quarter of 2019, income tax expense was $17.33 million, a decrease of $571 thousand from the first quarter of 2018 mainly due to a decrease in the effective tax rate. On a linked-quarter basis, income tax expense for the first quarter of 2019 increased $1.57 million from the fourth quarter of 2018 due to a combination of increased earnings, a higher effective tax rate and a tax benefit from New Markets tax credits in the fourth quarter of 2018. United’s effective tax rate was approximately 21.40% for the first quarter of 2019 and 22.48% and 19.77% for the first and fourth quarters of 2018, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2018 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end 2018 in the specified contractual obligations disclosed in United’s Annual Report on Form 10-K.

United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2019 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2018 Form 10-K report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.

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

For the three months ended March 31, 2018, cash of $93.25 million was provided by operating activities due mainly to net income of $63.64 million for the quarter. In addition, proceeds from the sales of mortgage loans in the secondary market exceeded originations by $17.76 million. Net cash of $175.92 million was used in investing activities which was primarily due to net loan growth of $149.57 million and $28.05 million of net purchases of investments over proceeds from sales. During the first three months of 2019, net cash of $234.94 million was provided by financing activities due primarily to net growth of $164.85 million in deposits and net advances of $340.00 million in long-term FHLB advances. These funding activities were partially offset by a net repayment of $223.51 million in short-term borrowings and cash dividends paid of $34.97 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $152.26 million for the first three months of 2019.

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

Capital Resources

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.19% at March 31, 2019 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.02%, 12.02% and 10.16%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $3.29 billion at March 31, 2019, which was an increase of $35.27 million or 1.08% from December 31, 2018. This increase was primarily due to the retention of earnings.

United’s equity to assets ratio was 16.73% at March 31, 2019 as compared to 16.89% at December 31, 2018. The primary capital ratio, capital and reserves to total assets and reserves, was 17.06% at March 31, 2019 as compared to 17.23% at December 31, 2018. United’s average equity to average asset ratio was 17.02% for the first quarter of 2019 as compared to 17.65% the first quarter of 2018. All of these financial measurements reflect a financially sound position.

During the first quarter of 2019, United’s Board of Directors declared a cash dividend of $0.34 per share. Total cash dividends declared were $34.76 million for the first quarter of 2019 which was a decrease of $989 thousand or 2.77% from dividends declared of $35.75 million for the first quarter of 2018.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2019 and December 31, 2018:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2019	December 31, 2018
+200	(3.89%)	(2.71%)
+100	(1.83%)	(1.29%)
-100	1.48%	0.97%
-200	0.14%	(0.97%)

At March 31, 2019, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.83% over one year as compared to a decrease of 1.29% at December 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 3.89% over one year as of March 31, 2019, as compared to a decrease of 2.71% as of December 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.48% over one year as of March 31, 2018 as compared to an increase of 0.97%, over one year as of December 31, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.14% over one year as of March 31, 2019 as compared to a decrease of 0.97% over one year as of December 31, 2018.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.54% in year two as of March 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.33% in year two as of March 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.94% in year two as of March 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.13% in year two as of March 31, 2019.

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

At March 31, 2019, United’s mortgage related securities portfolio had an amortized cost of $1.6 billion, of which approximately $1.1 billion or 68% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate

CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 3.6 years and a weighted average yield of 2.76%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.3 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 10.4%, or less than the price decline of a 4- year treasury note. By comparison, the price decline of a 30-year current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 19.4%.

United had approximately $218 million in balloon and other securities with a projected yield of 2.32% and a projected average life of 3.7 years on March 31, 2019. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 4.8 years and a weighted average maturity (WAM) of 4.1 years.

United had approximately $90 million in 15-year mortgage backed securities with a projected yield of 2.51% and a projected average life of 3.4 years as of March 31, 2019. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.7 years and a weighted average maturity (WAM) of 9.6 years.

United had approximately $49 million in 20-year mortgage backed securities with a projected yield of 2.74% and a projected average life of 4.9 years on March 31, 2019. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 5.6 years and a weighted average maturity (WAM) of 13.9 years.

United had approximately $59 million in 30-year mortgage backed securities with a projected yield of 2.97% and a projected average life of 6.3 years on March 31, 2019. This portfolio consisted of seasoned 30-year mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.6 years and a weighted average maturity (WAM) of 27.7 years.

The remaining 4% of the mortgage related securities portfolio at March 31, 2019, included adjustable rate securities (ARMs), 10-year mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2019 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls

United’s management, including the CEO and CFO, does not expect that United’s disclosure controls and internal controls will prevent all errors and fraud. While United’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended March 31, 2019, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2018 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results. There are no material changes from the risk factors disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended March 31, 2019 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2019	230,100	$31.49	230,100	2,251,900
2/01 – 2/28/2019	0	$00.00	0	2,251,900
3/01 – 3/31/2019	135,602	$35.58	123,900	2,128,000

Total	365,702	$33.01	354,000

(1)

Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2019 – 11,697 shares at an average price of $37.25 were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2019, the following shares were purchased for the deferred compensation plan: March 2019 – 5 shares at an average price of $31.61.

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

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 9, 2019	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	May 9, 2019	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer