Form 10-Q
period 2019-06-30
UNITED BANKSHARES INC/WV
filed 2019-08-09
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
002-86947
United Bankshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston, West Virginia	25301
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code:
(304) 424-8716
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $2.50 per share	UBSI	NASDAQ Global Select Market
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
of the Act).    Yes
☐
     No

☒
As of
July
 31, 2019
, the registrant had
101,871,901
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The June 30, 2019 and December 31, 2018, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2019 and 2018, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	June 30 2019	December 31 2018
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$198,171	$187,886
Interest-bearing deposits with other banks	1,054,589	831,707
Federal funds sold	813	803

Total cash and cash equivalents	1,253,573	1,020,396
Securities available for sale at estimated fair value (amortized cost-$2,324,286 at June 30, 2019 and $2,360,884 at December 31, 2018)	2,345,791	2,337,039
Securities held to maturity (estimated fair value-$6,483 at June 30, 2019 and $18,655 at December 31, 2018)	6,461	19,999
Equity securities at estimated fair value	9,098	9,734
Other investment securities	201,912	176,955
Loans held for sale (at fair value-$365,440 at June 30, 2019 and $247,104 at December 31, 2018)	370,593	249,846
Loans	13,639,946	13,429,532
Less: Unearned income	(4,680)	(7,310)

Loans net of unearned income	13,635,266	13,422,222
Less: Allowance for loan losses	(76,400)	(76,703)

Net loans	13,558,866	13,345,519
Bank premises and equipment	94,545	95,245
Operating lease right-of-use assets	63,113	0
Goodwill	1,478,014	1,478,014
Accrued interest receivable	60,934	60,597
Other assets	439,639	457,154

TOTAL ASSETS	$19,882,539	$19,250,498

Liabilities
Deposits:
Noninterest-bearing	$4,330,665	$4,416,815
Interest-bearing	10,073,420	9,577,934

Total deposits	14,404,085	13,994,749
Borrowings:
Federal funds purchased	0	23,400
Securities sold under agreements to repurchase	122,159	152,927
Federal Home Loan Bank (FHLB) borrowings	1,548,032	1,439,198
Other long-term borrowings	235,535	234,905
Reserve for lending-related commitments	1,752	1,389
Operating lease liabilities	66,821	0
Accrued expenses and other liabilities	170,297	152,306

TOTAL LIABILITIES	16,548,681	15,998,874

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,413,508 and 105,239,121 at June 30, 2019 and December 31, 2018, respectively, including 3,450,478 and 2,915,633 shares in treasury at June 30, 2019 and December 31, 2018, respectively	263,534	263,098
Surplus	2,137,459	2,134,462
Retained earnings	1,073,390	1,013,037
Accumulated other comprehensive loss	(20,367)	(57,019)
Treasury stock, at cost	(120,158)	(101,954)

TOTAL SHAREHOLDERS’ EQUITY	3,333,858	3,251,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,882,539	$19,250,498

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$175,130	$159,294	$340,001	$308,222
Interest on federal funds sold and other short-term investments	5,405	3,465	11,242	8,382
Interest and dividends on securities:
Taxable	17,748	13,810	35,111	25,685
Tax-exempt	962	1,431	1,988	2,896

Total interest income	199,245	178,000	388,342	345,185

Interest expense
Interest on deposits	35,455	19,076	68,093	34,733
Interest on short-term borrowings	608	464	1,299	885
Interest on long-term borrowings	12,629	9,338	24,229	16,402

Total interest expense	48,692	28,878	93,621	52,020

Net interest income	150,553	149,122	294,721	293,165
Provision for loan losses	5,417	6,204	10,413	11,382

Net interest income after provision for loan losses	145,136	142,918	284,308	281,783

Other income
Fees from trust services	3,438	3,104	6,702	6,195
Fees from brokerage services	2,766	1,953	5,290	4,177
Fees from deposit services	8,464	8,420	16,517	16,650
Bankcard fees and merchant discounts	1,102	1,479	2,258	2,835
Other service charges, commissions, and fees	576	599	1,097	1,108
Income from bank-owned life insurance	1,326	1,271	3,153	2,525
Income from mortgage banking activities	21,704	18,692	35,385	33,262
Net investment securities gains (losses)	109	(55)	(50)	(540)
Other income	310	544	666	987

Total other income	39,795	36,007	71,018	67,199

Other expense
Employee compensation	44,301	43,120	83,250	83,956
Employee benefits	8,578	9,298	18,009	18,869
Net occupancy expense	8,667	9,076	17,418	18,503
Other real estate owned (OREO) expense	633	556	2,049	1,502
Equipment expense	3,675	3,279	6,990	6,436
Data processing expense	5,567	5,817	10,729	11,667
Bankcard processing expense	448	480	928	946
FDIC insurance expense	3,300	2,842	6,600	4,690
FHLB prepayment penalties	5,105	0	5,105	0
Other expense	19,921	18,942	38,542	37,293

Total other expense	100,195	93,410	189,620	183,862

Income before income taxes	84,736	85,515	165,706	165,120
Income taxes	17,529	19,241	34,857	37,140

Net income	$67,207	$66,274	$130,849	$127,980

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Earnings per common share:
Basic	$0.66	$0.63	$1.28	$1.22

Diluted	$0.66	$0.63	$1.28	$1.22

Average outstanding shares:
Basic	101,773,643	104,682,910	101,833,880	104,770,681
Diluted	102,047,845	104,952,788	102,099,809	105,058,014
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net income	$67,207	$66,274	$130,849	$127,980
Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	17,994	(6,501)	34,783	(23,274)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	0	1	0	2
Change in pension plan assets, net of tax	909	1,052	1,819	1,785

Comprehensive income, net of tax	$86,110	$60,826	$167,451	$106,493

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2019
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2019	105,239,121	$263,098	$2,134,462	$1,013,037	$(57,019)	$(101,954)	$3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income
Net income	0	0	0	63,642	0	0	63,642
Other comprehensive income, net of tax	0	0	0	0	17,699	0	17,699

Total comprehensive income, net of tax							81,341
Stock based compensation expense	0	0	1,113	0	0	0	1,113
Purchase of treasury stock (365,702 shares)	0	0	0	0	0	(12,072)	(12,072)
Cash dividends ($0.34 per share)	0	0	0	(34,759)	0	0	(34,759)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Common stock options exercised (33,816 shares)	33,816	84	559	0	0	0	643

Balance at March 31, 2019	105,399,364	263,498	2,135,818	1,040,871	(39,270)	(114,026)	3,286,891
Comprehensive income:
Net income	0	0	0	67,207	0	0	67,207
Other comprehensive income, net of tax	0	0	0	0	18,903	0	18,903

Total comprehensive income, net of tax							86,110
Stock based compensation expense	0	0	1,198	0	0	0	1,198
Purchase of treasury stock (166,604 shares)	0	0	0	0	0	(6,032)	(6,032)
Cash dividends ($0.34 per share)	0	0	0	(34,688)	0	0	(34,688)
Forfeiture of restricted stock (2,539 shares)	0	0	100	0	0	(100)	0
Common stock options exercised (14,144 shares)	14,144	36	343	0	0	0	379

Balance at June 30, 2019	105,413,508	$263,534	$2,137,459	$1,073,390	$(20,367)	$(120,158)	$3,333,858

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2018
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	($42,025)	($1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01	0	0	0	136	(136)	0	0
Reclass due to adopting Accounting Standard Update 2018-02	0	0	0	6,353	(6,353)	0	0
Comprehensive income:
Net income	0	0	0	61,706	0	0	61,706
Other comprehensive income, net of tax	0	0	0	0	(16,039)	0	(16,039)

Total comprehensive income, net of tax							45,667
Stock based compensation expense	0	0	968	0	0	0	968
Purchase of treasury stock (10,842 shares)	0	0	0	0	0	(404)	(404)
Cash dividends ($0.34 per share)	0			(35,748)	0	0	(35,748)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (683 shares)	0	0	27	0	0	(27)	0
Common stock options exercised (15,043 shares)	15,043	37	263	0	0	0	300

Balance at March 31, 2018	105,181,868	262,955	2,130,092	924,263	(64,553)	(1,444)	3,251,313
Comprehensive income:
Net income	0	0	0	66,274	0	0	66,274
Other comprehensive income, net of tax	0	0	0	0	(5,448)	0	(5,448)

Total comprehensive income, net of tax							60,826
Stock based compensation expense	0	0	1,024	0	0	0	1,024
Purchase of treasury stock (962,504 shares)	0	0	0	0	0	(35,580)	(35,580)
Cash dividends ($0.34 per share)	0	0	0	(35,584)	0	0	(35,584)
Forfeiture of restricted stock (2,170 shares)	0	0	82	0	0	(82)	0
Common stock options exercised (27,046 shares)	27,046	67	499	0	0	0	566

Balance at June 30, 2018	105,208,914	$263,022	$2,131,697	$954,953	$(70,001)	($37,106)	$3,242,565

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$31,786	$98,498

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	2,000	2
Proceeds from sales of securities available for sale	248,187	53,179
Proceeds from maturities and calls of securities available for sale	136,576	124,894
Purchases of securities available for sale	(338,983)	(391,186)
Proceeds from sales of equity securities	1,497	1,826
Purchases of equity securities	(618)	(380)
Proceeds from sales and redemptions of other investment securities	50,271	15,606
Purchases of other investment securities	(75,228)	(33,279)
Redemption of bank-owned life insurance policies	2,829	0
Purchases of bank premises and equipment	(4,110)	(2,159)
Proceeds from sales of bank premises and equipment	251	2,123
Proceeds from the sales of OREO properties	3,870	4,658
Net change in loans	(203,898)	(493,787)

NET CASH USED IN INVESTING ACTIVITIES	(177,356)	(718,503)

FINANCING ACTIVITIES
Cash dividends paid	(69,732)	(71,461)
Acquisition of treasury stock	(18,104)	(35,984)
Proceeds from exercise of stock options	1,020	851
Repayment of long-term Federal Home Loan Bank borrowings	(1,115,000)	(625,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,400,000	1,115,000
Repayment of trust preferred issuance	0	(9,374)
Changes in:
Deposits	409,731	812
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(229,168)	(328,080)

NET CASH PROVIDED BY FINANCING ACTIVITIES	378,747	46,764

Increase (Decrease) in cash and cash equivalents	233,177	(573,241)

Cash and cash equivalents at beginning of year	1,020,396	1,666,167

Cash and cash equivalents at end of period	$1,253,573	$1,092,926

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$3,133	$527
Transfer of held to maturity debt securities to available for sale debt securities	11,544	0

See notes to consolidated unaudited financial statements
.

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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2019 and 2018 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in United’s 2018 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2018 Annual Report of United on Form
10-K.
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
New Accounting Standards
In April 2019, the Financial Accounting Standards Board (FASB) issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The amendments clarify the scope of the credit losses standard and address issued related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The amendments also address partial-term fair valued hedges, fair value hedge basis adjustments. The amendments to the credit losses and hedging standards have the same effective dates as those standards, unless an entity has already adopted the standards. The amendments to recognition and measurement guidance are effective for fiscal years beginning after December 15, 2019; early adoption is permitted. Management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.
In August 2018, the FASB issued ASU No. 2018-14 “Compensation – Retirement Benefits – Defined Benefits – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post retirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project, which the FASB launched in 2014 to improve effectiveness of disclosures in notes to financial statements. ASU No. 2018-14 is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU No. 2018-14 is not expected to have a material impact on the Company’s financial condition or results of operations.

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
 2017-12
is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. United adopted the standard on January 1, 2019 using the modified retrospective approach. As part of this adoption, the Company made a one-time
election to transfer eligible HTM securities to the AFS category. The Company transferred HTM securities with a carrying amount of $11,544, which resulted in a decrease of $1,098 to AOCI.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses.” ASU No. 2016-13 changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No. 2016-13 also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In May 2019, the FASB issued Accounting Standards Update (ASU) No. 2019-05 “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU No. 2019-05 is effective on the same date as ASU No. 2016-13, which is January 1, 2020 for United, with early adoption permitted. United has completed an initial data gap assessment and loan segmentation procedures and is currently evaluating the various forecasting and modeling assumptions that will be used to estimate the initial current expected credit loss allowance. In addition, United is currently working through the implementation plan which includes documentation of methodologies, processes, data sources, internal controls and policies, as well as model development, documentation and validation. United has engaged a third-party service provider to assist with the implementation of the new accounting standard. Management is currently evaluating the possible impact this standard may have on the Company’s financial condition or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU No. 2016-02 includes a lessee accounting model that recognizes two types of leases, finance leases and operating leases, while lessor accounting will remain largely unchanged from the current GAAP. ASU No. 2016-02 requires, amongst other things, that a lessee recognize on the balance sheet a right-of-use asset and a lease liability for leases with terms of more than twelve months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. In July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842), Targeted Improvements.” This update creates an additional transition method, and a lessor practical expedient to not separate lease and non-lease components if specified criteria are met. The new transition method allows companies to use the effective date of the new leases standard as the date of initial application transition. Companies that elect this transition option will not adjust their comparative period financial information for the effect of ASC Topic 842, nor will they make the new required lease disclosure for periods before the effective date. In addition, these companies will carry forward their ASC Topic 840 disclosures for comparative periods. The practical expedient permits lessors to make an accounting policy election by class of underlying asset to not separate lease and non-lease components if specified criteria are met. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to ASC Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2018-10 does not make any substantive changes to the core provisions or principals of the new leases standard. United adopted the standard using the modified retrospective transition method on January 1, 2019. The Company evaluated and elected the package of practical expedients, which allows for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. The Company has also elected the practical expedient on not separating lease and nonlease components and instead treating them as a single lease component. Adoption of the standard resulted in the recognition of additional net lease assets and lease liabilities of $
67,040
and $
70,692
, respectively, as of January 1, 2019. Of the difference between these two amounts, $
1,049
was recorded as an adjustment to retained earnings.
2. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2019
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$73,369	$1,116	$1	$74,484	$0
State and political subdivisions	178,833	2,968	542	181,259	0
Residential mortgage-backed securities
Agency	866,597	12,539	1,569	877,567	0
Non-agency	3,598	380	0	3,978	86
Commercial mortgage-backed securities
Agency	566,366	8,738	383	574,721	0
Asset-backed securities	272,423	0	3,569	268,854	0
Trust preferred collateralized debt obligations	6,136	0	723	5,413	398
Single issue trust preferred securities	18,180	175	1,511	16,844	0
Other corporate securities	338,784	3,900	13	342,671	0

Total	$2,324,286	$29,816	$8,311	$2,345,791	$484

	December 31, 2018
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,285	$35	$430	$85,890	$0
State and political subdivisions	212,670	439	4,121	208,988	0
Residential mortgage-backed securities
Agency	1,047,345	3,235	14,930	1,035,650	0
Non-agency	3,927	332	0	4,259	86
Commercial mortgage-backed securities
Agency	560,634	996	7,030	554,600	0
Asset-backed securities	272,459	450	939	271,970	0
Trust preferred collateralized debt obligations	6,176	91	350	5,917	2,586
Single issue trust preferred securities	8,754	169	561	8,362	0
Other corporate securities	162,634	118	1,349	161,403	0

Total	$2,360,884	$5,865	$29,710	$2,337,039	$2,672

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2019 and December 31, 2018.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
June 30, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$2,621	$1
State and political subdivisions	1,127	6	50,689	536
Residential mortgage-backed securities
Agency	9,460	9	180,352	1,560
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	42,489	47	110,943	336
Asset-backed securities	261,566	3,462	7,288	107
Trust preferred collateralized debt obligations	0	0	5,412	723
Single issue trust preferred securities	0	0	13,633	1,511
Other corporate securities	12,679	13	0	0

Total	$327,321	$3,537	$370,938	$4,774

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,072	$250	$7,374	$180
State and political subdivisions	53,421	544	94,337	3,577
Residential mortgage-backed securities
Agency	195,009	1,597	508,041	13,333
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	107,443	1,124	294,129	5,906
Asset-backed securities	151,427	939	0	0
Trust preferred collateralized debt obligations	0	0	2,150	350
Single issue trust preferred securities	0	0	5,163	561
Other corporate securities	129,709	1,233	6,879	116

Total	$703,081	$5,687	$918,073	$24,023

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Proceeds from sales and calls	$188,432	$75,157	$384,763	$174,860
Gross realized gains	739	58	754	1,221
Gross realized losses	608	85	972	1,397

At June 30, 2019, gross unrealized losses on available for sale securities were $8,311 on 245 securities of a total portfolio of 791 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2019 consisted primarily of asset-backed securities, agency residential mortgage-backed securities, and single issue trust preferred securities. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The single issue trust preferred securities relate to securities of financial institutions.
In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $178,833 at June 30, 2019. As of June 30, 2019, approximately 77% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of June 30, 2019. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at June 30, 2019.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,432,963 at June 30, 2019. Of the $
1,432,963

amount, $566,366 was related to agency commercial mortgage-backed securities and $866,597 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at June 30, 2019.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $3,598 at June 30, 2019. Of the $
3,598
 amount, $8 was rated above investment grade and $3,590 was rated below investment grade. The entire portfolio of the non-agency
residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that one of the non-agency mortgage-backed securities was other-than-temporarily impaired at June 30, 2019. The total amount of OTTI recognized in earnings on this security during the second quarter of 2019 was $21.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2019 consisted of $4,036 in investment grade bonds, $5,935 in split rated bonds, $2,480 in below investment grade rated bonds, and $5,729 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2019, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired.
Trust preferred collateralized debt obligations (Trup Cdos)
The total amortized cost balance of United’s Trup Cdo portfolio was $6,136 as of June 30, 2019. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of June 30, 2019, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.
To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Based on this review, management determined that one of the Trup Cdo securities was other-than-temporarily impaired as of June 30, 2019. The total amount of OTTI recognized in earnings on this security during the second quarter of 2019 was $54.

Corporate securities
As of June 30, 2019, United’s Corporate securities portfolio had a total amortized cost balance of $338,784. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $338,784, 94% was investment grade rated and 6% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities were other-than-temporarily impaired at June 30, 2019.
Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Balance of cumulative credit losses at beginning of period	$3,138	$3,199	$3,138	$18,060
Additional credit losses on securities for which OTTI was previously recognized	54	0	54	0
Reductions for securities sold or paid off during the period	0	0	0	(14,861)

Balance of cumulative credit losses at end of period	$3,192	$3,199	$3,192	$3,199

The amortized cost and estimated fair value of securities available for sale at June 30, 2019 and December 31, 2018 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$150,318	$150,304	$77,534	$77,266
Due after one year through five years	560,933	567,674	518,975	514,734
Due after five years through ten years	519,370	527,238	483,567	477,135
Due after ten years	1,093,665	1,100,575	1,280,808	1,267,904

Total	$2,324,286	$2,345,791	$2,360,884	$2,337,039

Securities Held to Maturity
The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	June 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,015	$21	$0	$5,036
State and political subdivisions	1,426	1	0	1,427
Residential mortgage-backed securities
Agency	0	0	0	0
Single issue trust preferred securities	0	0	0	0
Other corporate securities	20	0	0	20

Total	$6,461	$22	$0	$6,483

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,074	$90	$0	$5,164
State and political subdivisions	5,473	7	1	5,479
Residential mortgage-backed securities
Agency	20	2	0	22
Single issue trust preferred securities	9,412	0	1,442	7,970
Other corporate securities	20	0	0	20

Total	$19,999	$99	$1,443	$18,655

Even though the market value of the held to maturity investment portfolio is less than its cost, the unrealized loss has no impact on the net worth or regulatory capital requirements of United.
There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the second quarter and first six months of 2019 and 2018.
The amortized cost and estimated fair value of debt securities held to maturity at June 30, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,225	$5,246	$7,913	$8,005
Due after one year through five years	216	217	1,059	1,061
Due after five years through ten years	0	0	8,030	7,134
Due after ten years	1,020	1,020	2,997	2,455

Total	$6,461	$6,483	$19,999	$18,655

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,098 at June 30, 2019 and $9,734 at December 31, 2018.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net gains (losses) recognized during the period	$55	$(28)	$244	$(64)
Net gains (losses) recognized during the period on equity securities sold	2	(4)	134	(2)
Unrealized gains recognized during the period on equity securities still held at period end	64	11	122	50
Unrealized losses recognized during the period on equity securities still held at period end	11	35	12	112

Other investment securities
During the second quarter of 2019, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2019 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,588,440 and $1,887,176 at June 30, 2019 and December 31, 2018 respectively.

3. LOANS

Major classes of loans are as follows:

	June 30, 2019	December 31, 2018
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,239,954	$1,291,790
Nonowner-occupied commercial real estate	4,194,064	4,303,613
Other commercial loans	2,021,953	1,957,641

Total commercial, financial & agricultural	7,455,971	7,553,044
Residential real estate	3,674,005	3,501,393
Construction & land development	1,464,064	1,410,468
Consumer:
Bankcard	9,380	10,203
Other consumer	1,036,526	954,424

Total gross loans	$13,639,946	$13,429,532

The table above does not include loans held for sale of $370,593 and $249,846 at June 30, 2019 and December 31, 2018, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $111,611 or 0.82% of total gross loans at June 30, 2019 and $149,737 or 1.12% of total gross loans at December 31, 2018. The contractual principal in these acquired impaired loans was $144,127 and $195,706 at June 30, 2019 and December 31, 2018, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.
Activity for the accretable yield for the first six months of 2019 follows:

Accretable yield at the beginning of the period	$26,289
Accretion (including cash recoveries)	(5,850)
Additions	0
Net reclassifications to accretable from non-accretable	7,051
Disposals (including maturities, foreclosures, and charge-offs)	(4,335)

Accretable yield at the end of the period	$23,155

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $85,506 and $93,282 at June 30, 2019 and December 31, 2018, respectively.

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
A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of June 30, 2019, United had TDRs of $58,750 as compared to $59,425 as of December 31, 2018. Of the $58,750 aggregate balance of TDRs at June 30, 2019, $48,586 was on nonaccrual and $1,278 were 30-89 days past due. Of the $59,425 aggregate balance of TDRs at December 31, 2018, $48,899 were on nonaccrual and $690 were 90 days or more past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of June 30, 2019, there were no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs. At June 30, 2019, United had restructured loans in the amount of $1,801 that were modified by a reduction in the interest rate, $1,796 that were modified by a combination of a reduction in the interest rate and the principal and $55,153 that were modified by a change in terms.
A loan acquired and accounted for under ASC Topic
310-30
“Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.
The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2019 and 2018, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	June 30, 2019			June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$150	$150	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	1	559	559	4	9,571	9,571
Residential real estate	2	1,845	1,832	2	6,953	6,953
Construction & land development	3	2,242	2,202	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	7	$4,796	$4,743	6	$16,524	$16,524

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2019 and 2018, segregated by class of loans:

	Troubled Debt Restructurings For the Six Months Ended
	June 30, 2019			June 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$150	$150	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	2	824	811	4	9,571	9,571
Residential real estate	3	2,258	2,234	2	6,953	6,953
Construction & land development	3	2,242	2,202	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	9	$5,474	$5,397	6	$16,524	$16,524

During the second quarter of 2019, $4,743 of restructured loans were modified by a change in terms. For the first six months of 2019, $
251
 thousand of restructured loans were modified by an interest rate reduction and $5,146 of restructured loans were modified by a change in terms. During the second quarter and first six months of 2018, $16,524 of restructured loans were modified by a change in loan terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2019 and had charge-offs during the six months ended June 30, 2019. No troubled debt restructurings had charge-offs during the second quarter of 2019.

	Six Months Ended June 30, 2019
(In thousands)	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	1	1,321
Residential real estate	0	0
Construction & land development	0	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	1	$1,321

No loans restructured during the twelve-month period ended June 30, 2018 subsequently defaulted, resulting in a principal charge-off during the second quarter and first six months of 2018.

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:
Age Analysis of Past Due Loans
As of June 30, 2019

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$11,074	$17,603	$28,677	$1,211,277	$1,239,954	$1,136
Nonowner-occupied	7,572	19,678	27,250	4,166,814	4,194,064	2,713
Other commercial	10,075	44,843	54,918	1,967,035	2,021,953	745
Residential real estate	33,514	32,418	65,932	3,608,073	3,674,005	7,069
Construction & land development	4,233	17,083	21,316	1,442,748	1,464,064	495
Consumer:
Bankcard	450	129	579	8,801	9,380	129
Other consumer	8,011	684	8,695	1,027,831	1,036,526	442

Total	$74,929	$132,438	$207,367	$13,432,579	$13,639,946	$12,729

(1)	Other includes loans with a recorded investment of $ 111,611 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans
As of December 31, 2018

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,224	$17,742	$26,966	$1,264,824	$1,291,790	$629
Nonowner-occupied	16,108	18,092	34,200	4,269,413	4,303,613	1,171
Other commercial	13,556	46,040	59,596	1,898,045	1,957,641	2,850
Residential real estate	37,111	30,278	67,389	3,434,004	3,501,393	9,141
Construction & land development	8,462	19,412	27,874	1,382,594	1,410,468	680
Consumer:
Bankcard	657	177	834	9,369	10,203	177
Other consumer	8,909	1,243	10,152	944,272	954,424	893

Total	$94,027	$132,984	$227,011	$13,202,521	$13,429,532	$15,541

(1)	Other includes loans with a recorded investment of $149,737 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status

	June 30, 2019	December 31, 2018
Commercial real estate:
Owner-occupied	$16,467	$17,113
Nonowner-occupied	16,965	16,921
Other commercial	44,098	43,190
Residential real estate	25,349	21,137
Construction & land development	16,588	18,732
Consumer:
Bankcard	0	0
Other consumer	242	350

Total	$119,709	$117,443

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

The following tables set forth United’s credit quality indicators information, by class of loans:
Credit Quality Indicators
Corporate Credit Exposure

As of June 30, 2019
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,146,018	$4,080,814	$1,892,676	$1,377,072
Special mention	33,082	37,946	55,345	11,038
Substandard	60,854	75,304	73,497	75,954
Doubtful	0	0	435	0

Total	$1,239,954	$4,194,064	$2,021,953	$1,464,064

As of December 31, 2018
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,201,387	$4,161,149	$1,858,821	$1,330,899
Special mention	34,487	46,442	14,424	28,629
Substandard	55,916	96,022	81,946	50,940
Doubtful	0	0	2,450	0

Total	$1,291,790	$4,303,613	$1,957,641	$1,410,468

Credit Quality Indicators
Consumer Credit Exposure

As of June 30, 2019
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,611,502	$8,801	$1,027,772
Special mention	15,833	450	8,015
Substandard	46,670	129	739
Doubtful	0	0	0

Total	$3,674,005	$9,380	$1,036,526

As of December 31, 2018
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,436,584	$9,369	$944,241
Special mention	19,051	657	8,914
Substandard	45,758	177	1,269
Doubtful	0	0	0

Total	$3,501,393	$10,203	$954,424

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
The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$71,948	$73,267	$0	$63,633	$63,798	$0
Nonowner-occupied	50,228	50,294	0	98,845	98,904	0
Other commercial	63,121	68,326	0	40,291	50,459	0
Residential real estate	34,972	35,174	0	28,207	29,279	0
Construction & land development	36,868	43,318	0	37,174	40,459	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	27	27	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$4,942	$4,942	$1,390	$10,004	$10,004	$2,542
Nonowner-occupied	10,371	10,371	1,524	15,720	15,720	2,715
Other commercial	35,166	37,403	7,805	61,266	62,812	17,581
Residential real estate	12,013	13,618	1,390	19,623	22,064	3,265
Construction & land development	14,085	16,135	1,954	14,742	19,446	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$76,890	$78,209	$1,390	$73,637	$73,802	$2,542
Nonowner-occupied	60,599	60,665	1,524	114,565	114,624	2,715
Other commercial	98,287	105,729	7,805	101,557	113,271	17,581
Residential real estate	46,985	48,792	1,390	47,830	51,343	3,265
Construction & land development	50,953	59,453	1,954	51,916	59,905	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	27	27	0

	Impaired Loans
	For the Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$70,051	$467	$74,330	$354
Nonowner-occupied	68,371	354	108,343	159
Other commercial	52,659	327	52,384	246
Residential real estate	32,287	158	24,220	85
Construction & land development	36,654	199	46,909	98
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	32	0

	Impaired Loans
	For the Three Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$5,212	$0	$5,319	$6
Nonowner-occupied	12,210	39	9,503	60
Other commercial	41,641	9	46,376	10
Residential real estate	14,451	48	11,992	11
Construction & land development	14,413	20	2,008	20
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$75,263	$467	$79,649	$360
Nonowner-occupied	80,581	393	117,846	219
Other commercial	94,300	336	98,760	256
Residential real estate	46,738	206	36,212	96
Construction & land development	51,067	219	48,917	118
Consumer:
Bankcard	0	0	0	0
Other consumer	29	0	32	0

	Impaired Loans
	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$67,911	$911	$75,592	$739
Nonowner-occupied	78,529	708	116,941	328
Other commercial	48,536	614	50,587	470
Residential real estate	30,927	342	25,064	180
Construction & land development	36,828	417	48,699	197
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	26	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$6,809	$0	$6,590	$31
Nonowner-occupied	13,380	84	8,934	119
Other commercial	48,183	49	51,088	28
Residential real estate	16,175	140	11,266	21
Construction & land development	14,522	40	1,800	40
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$74,720	$911	$82,182	$770
Nonowner-occupied	91,909	792	125,875	447
Other commercial	96,719	663	101,675	498
Residential real estate	47,102	482	36,330	201
Construction & land development	51,350	457	50,499	237
Consumer:
Bankcard	0	0	0	0
Other consumer	28	0	26	0

At June 30, 2019 and December 31, 2018, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $14,469 and $16,865, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $288 and $520, respectively.
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
For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and six months ended June 30, 2019, the amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $1,631 and $3,268, respectively, as compared to a provision for loan losses expense of $801 and $2,080, respectively, for the three and six months ended June 30, 2018.
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,752 and $1,389 at June 30, 2019 and December 31, 2018, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:
Allowance for Loan Losses
For the Three Months Ended June 30, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$6,164	$6,718	$40,664	$13,022	$7,186	$2,748	$384	$76,886
Charge-offs	2,784	69	3,645	309	8	773	0	7,588
Recoveries	714	22	420	269	39	221	0	1,685
Provision	1,503	(630)	7,270	(2,810)	(292)	527	(151)	5,417

Ending balance	$5,597	$6,041	$44,709	$10,172	$6,925	$2,723	$233	$76,400

Allowance for Loan Losses and Carrying Amount of Loans
For the Six Months Ended June 30, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	6,521	69	4,579	750	573	1,510	0	14,002
Recoveries	1,618	41	717	354	152	404	0	3,286
Provision	5,437	(850)	7,230	(1,880)	(646)	1,134	(12)	10,413

Ending balance	$5,597	$6,041	$44,709	$10,172	$6,925	$2,723	$233	$76,400

Allowance for Loan Losses and Carrying Amount of Loans
For the Six Months Ended June 30, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Ending Balance: individually evaluated for impairment	$1,390	$1,524	$7,805	$1,390	$1,954	$0	$0	$14,063
Ending Balance: collectively evaluated for impairment	$4,207	$4,517	$36,904	$8,782	$4,971	$2,723	$233	$62,337
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,239,954	$4,194,064	$2,021,953	$3,674,005	$1,464,064	$1,045,906	$0	$13,639,946
Ending Balance: individually evaluated for impairment	$27,882	$29,559	$54,549	$20,267	$14,085	$0	$0	$146,342
Ending Balance: collectively evaluated for impairment	$1,185,613	$4,147,831	$1,930,570	$3,642,859	$1,429,245	$1,045,906	$0	$13,381,993
Ending Balance: loans acquired with deteriorated credit quality	$26,459	$16,674	$36,834	$10,879	$20,734	$31	$0	$111,611

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2018

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	3,225	314	16,424	3,162	2,731	2,750	0	28,606
Recoveries	1,189	563	2,944	1,114	197	662	0	6,669
Provision	1,698	301	9,632	4,569	3,339	2,302	172	22,013

Ending balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703

Ending Balance: individually evaluated for impairment	$2,543	$2,715	$17,581	$3,265	$2,254	$0	$0	$28,358
Ending Balance: collectively evaluated for impairment	$2,520	$4,204	$23,760	$9,183	$5,738	$2,695	$245	$48,345

Allowance for Loan Losses and Carrying Amount of Loans
For the Six Months Ended June 30, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,291,790	$4,303,613	$1,957,641	$3,501,393	$1,410,468	$964,627	$0	$13,429,532
Ending Balance: individually evaluated for impairment	$27,599	$25,231	$72,300	$21,998	$14,807	$0	$0	$161,935
Ending Balance: collectively evaluated for impairment	$1,234,919	$4,215,060	$1,860,085	$3,468,356	$1,374,840	$964,600	$0	$13,117,860
Ending Balance: loans acquired with deteriorated credit quality	$29,272	$63,322	$25,256	$11,039	$20,821	$27	$0	$149,737

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$ (66,000)	$0	$0	$98,359	$ (66,000)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2018
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$ (62,492)	$0	$0	$98,359	$ (62,492)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2018	$1,472,699	$5,315	$1,478,014
Additions to goodwill	0	0	0

Goodwill at June 30, 2019	$1,472,699	$5,315	$1,478,014

United incurred amortization expense on intangible assets of $1,754 and $3,508 for the quarter and six months ended June 30, 2019, respectively, and $2,010 and $4,020 for the quarter and six months ended June 30, 2018, respectively.

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
The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Net occupancy expense	$4,886	$9,707
Sublease income	Net occupancy expense	(197)	(473)

Net lease cost		$4,689	$9,234

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$63,113
Operating lease liabilities	Operating lease liabilities	$66,821

Other information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	5.0 years
Weighted-average discount rate:
Operating leases	3.25%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,931	$9,649
ROU assets obtained in the exchange for lease liabilities	4,214	4,416

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2018, consists of the following as of June 30, 2019 and December 31, 2018:

	Amount
Year	As of June 30, 2019	As of December 31, 2018
2019	$9,618	$18,590
2020	17,249	16,359
2021	14,672	13,850
2022	11,008	10,269
2023	8,231	7,600
Thereafter	11,966	10,640

Total lease payments	72,744	77,308
Less: imputed interest	(5,923)	(0)

Total	$66,821	$77,308

8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2019, United did no
t have any federal funds purchased while total securities sold under agreements to repurchase (REPOs) were $
122,159
. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2019, United had no
outstanding balance under this line of credit.
9. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2019, United had an unused borrowing amount of approximately $3,905,439 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At June 30, 2019, $1,548,032 of FHLB advances with a weighted-average interest rate of 2.22% are scheduled to mature within the next six years.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2019	$471,000
2020	442,000
2021	602,845
2022	21,000
2023 and thereafter	11,187

Total	$1,548,032

At June 30, 2019, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2019 and December 31, 2018, the outstanding balance of the Debentures was $235,535 and $234,905, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $3,909,612 and $3,826,370 of loan commitments outstanding as of June 30, 2019 and December 31, 2018, respectively, approximately half of which contractually expire within one year. Included in the June 30, 2019 amount are commitments to extend credit of $354,996 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2019, United had $5,092 of commercial letters of credit outstanding. As of December 31, 2018, United had no
outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $133,930 and $141,032 as of June 30, 2019 and December 31, 2018, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $946 as of June 30, 2019.

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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2019 and December 31, 2018.

	Asset Derivatives
	June 30, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$0	$0	Other assets	$85,623	$1,859

Total derivatives designated as hedging instruments		$0	$0		$85,623	$1,859

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	48,488	492	Other assets	21,604	542
Interest rate lock commitments	Other assets	250,487	8,127	Other assets	93,955	4,103

Total derivatives not designated as hedging instruments		$298,975	$8,619		$115,559	$4,645

Total asset derivatives		$298,975	$8,619		$201,182	$6,504

	Liability Derivatives
	June 30, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$84,397	$2,146	Other liabilities	$0	$0

Total derivatives designated as hedging instruments		$84,397	$2,146		$0	$0

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	405,299	3,476	Other liabilities	200,281	3,002
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$405,299	$3,476		$200,281	$3,002

Total liability derivatives		$489,696	$5,622		$200,281	$3,002

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2019.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	June 30, 2019
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$83,527	$(2,146)	$0

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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2019	June 30, 2018
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(68)	$24

Total derivatives in hedging relationships		$(68)	$24

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	492	112
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(962)	(660)
Interest rate lock commitments	Income from Mortgage Banking Activities	3,833	2,888

Total derivatives not designated as hedging instruments		$3,363	$2,340

Total derivatives		$3,295	$2,364

		Six Months Ended
	Income Statement Location	June 30, 2019	June 30, 2018
Derivatives in fair value hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(98)	$(18)
Cash Flow Hedges:
Forward loan sales commitments	Other income	0	0

Total derivatives in hedging relationships		$(98)	$(18)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	872	185
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(474)	(1,110)
Interest rate lock commitments	Income from Mortgage Banking Activities	5,870	1,619

Total derivatives not designated as hedging instruments		$6,268	$694

Total derivatives		$6,170	$676

12. FAIR VALUE M
EASUREMENTS

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2019, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at
June
30
,
2019
. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the
bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level
3
. Currently, United considers its valuation of available for sale Trup Cdos as Level
3
. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value as management has elected the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.16% to 0.71% with a weighted average increase of 0.33%.
Derivatives
: United utilizes interest rate swaps to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. These hedging interest rate swaps are classified as either a fair value hedge or a cash flow hedge. United’s derivative portfolio also includes derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 2 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.16% to 0.71% with a weighted average increase of 0.33%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2019 Using
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$74,484	$0	$74,484	$0
State and political subdivisions	181,259	0	181,259	0
Residential mortgage-backed securities
Agency	877,567	0	877,567	0
Non-agency	3,978	0	3,978	0
Commercial mortgage-backed securities
Agency	574,721	0	574,721	0
Asset-backed securities	268,854	0	268,854	0
Trust preferred collateralized debt obligations	5,413	0	0	5,413
Single issue trust preferred securities	16,844	0	16,844	0
Other corporate securities	342,671	6,712	335,959	0

Total available for sale securities	2,345,791	6,712	2,333,666	5,413
Equity securities:
Financial services industry	133	133	0	0
Equity mutual funds (1)	4,209	4,209	0	0
Other equity securities	4,756	4,756	0	0

Total equity securities	9,098	9,098	0	0

		Fair Value at June 30, 2019 Using
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	365,440	0	0	365,440
Derivative financial assets:
Interest rate swap contracts	0	0	0	0
Forward sales commitments	492	0	492	0
Interest rate lock commitments	8,127	0	0	8,127

Total derivative financial assets	8,619	0	492	8,127
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	2,146	0	2,146	0
TBA mortgage-backed securities	3,476	0	3,476	0

Total derivative financial liabilities	5,622	0	5,622	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,890	$0	$85,890	$0

State and political subdivisions	208,988	0	208,988	0
Residential mortgage-backed securities
Agency	1,035,650	0	1,035,650	0
Non-agency	4,259	0	4,259	0
Commercial mortgage-backed securities
Agency	554,600	0	554,600	0
Asset-backed securities	271,970	0	271,970	0
Trust preferred collateralized debt obligations	5,917	0	0	5,917
Single issue trust preferred securities	8,362	0	8,362	0
Other corporate securities	161,403	6,822	154,581	0

Total available for sale securities	2,337,039	6,822	2,324,300	5,917
Equity securities:
Financial services industry	140	140	0	0
Equity mutual funds (1)	4,954	4,954	0	0
Other equity securities	4,640	4,640	0	0

Total equity securities	9,734	9,734	0	0
Loans held for sale	247,104	0	0	247,104
Derivative financial assets:
Interest rate swap contracts	1,859	0	1,859	0
Forward sales commitments	542	0	542	0
Interest rate lock commitments	4,103	0	0	4,103

Total derivative financial assets	6,504	0	2,401	4,103

		Fair Value at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	3,002	0	3,002	0

Total derivative financial liabilities	3,002	0	3,002	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were
no
transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2019 and the year ended December 31, 2018.
The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2019 and December 31, 2018 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2019	December 31, 2018
Balance, beginning of period	$5,917	$34,269
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(53)	28
Included in other comprehensive income	(451)	920
Purchases, issuances, and settlements	0	0
Sales	0	(29,300)
Transfers in and/or out of Level 3	0	0
Balance, end of period	$5,413	$5,917

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	June 30, 2019	December 31, 2018
Balance, beginning of period	$247,104	$263,308
Originations	1,256,514	2,619,454
Sales	(1,177,754)	(2,676,797)
Total gains or losses during the period recognized in earnings	39,576	68,555
Transfers in and/or out of Level 3	0	(27,416)
Balance, end of period	$365,440	$247,104

	Available for sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2019	December 31, 2018
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	June 30, 2019	December 31, 2018
Balance, beginning of period	$4,103	$4,559
Transfers other	4,024	(456)

Balance, end of period	$8,127	$4,103

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$4,578	$3,929

Description	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$6,542	$3,092

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2019			December 31, 2018
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$357,112	$365,440	$8,328	$241,293	$247,104	$5,811

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2019. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
Impaired Loans
: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate and the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. Fair value is measured using a market approach based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an appraisal conducted by an independent, licensed appraiser outside of the Company using comparable property sales (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). For impaired loans, a specific reserve is established through the Allowance for Loan Losses, if necessary, by estimating the fair value of the underlying collateral on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.

OREO
: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are based on consideration of comparable property sales (Level 2). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). As a matter of policy, valuations are reviewed at least annually and appraisals are generally updated on a bi-annual
basis with values lowered as necessary.
Intangible Assets:
For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit using a market approach and compares the fair value to its carrying value. If the carrying value exceeds the fair value, a step two test is performed whereby the implied fair value is computed by deducting the fair value of all tangible and intangible net assets from the fair value of the reporting unit. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first six months of 2019 and 2018.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at June 30, 2019
Description	Balance as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$5,153	$0	$5,153	$0	$(4)
Impaired Loans	76,577	0	65,604	10,973	4,781
OREO	14,469	0	14,391	78	(340)

		Carrying value at December 31, 2018
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$2,742	$0	$2,742	$0	$(3)
Impaired Loans	121,355	0	108,899	12,456	(12,301)
OREO	16,865	0	16,865	0	(910)

Fair Value of Other Financial Instruments
The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:
Cash and Cash Equivalents:
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Securities held to maturity and other securities
: The estimated fair values of securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data. Any securities held to maturity, not valued based upon the methods above, are valued based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of Federal Home Loan Bank and Federal Reserve Bank stock that do not have readily determinable fair values and are carried at cost.
Loans
: The fair values of certain mortgage loans (e.g.,
one-to-four
family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness, which include adjustments for liquidity concerns. For acquired impaired loans, fair value is assumed to equal United’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Loan Losses recorded for these loans.
Deposits
: The fair values of demand deposits (e.g., interest and noninterest checking, regular savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments, including those measured at amortized cost on the balance sheet, are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Cash and cash equivalents	$1,253,573	$1,253,573	$0	$1,253,573	$0
Securities available for sale	2,345,791	2,345,791	6,712	2,333,666	5,413
Securities held to maturity	6,461	6,483	0	5,463	1,020
Equity securities	9,098	9,098	9,098	0	0
Other securities	201,912	200,367	0	0	200,367
Loans held for sale	370,593	370,593	0	5,153	365,440
Loans	13,558,866	13,076,745	0	0	13,076,745

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial assets	8,619	8,619	0	492	8,127
Deposits	14,404,085	14,372,448	0	14,372,448	0
Short-term borrowings	122,159	122,159	0	122,159	0
Long-term borrowings	1,783,567	1,762,173	0	1,762,173	0
Derivative financial liabilities	5,622	5,622	0	5,622	0
December 31, 2018
Cash and cash equivalents	$1,020,396	$1,020,396	$0	$1,020,396	$0
Securities available for sale	2,337,039	2,337,039	6,822	2,324,300	5,917
Securities held to maturity	19,999	18,655	0	15,635	3,020
Equity securities	9,734	9,734	9,734	0	0
Other securities	176,955	168,107	0	0	168,107
Loans held for sale	249,846	249,846	0	2,742	247,104
Loans	13,422,222	12,657,073	0	0	12,657,073
Derivative financial assets	6,504	6,504	0	2,401	4,103
Deposits	13,994,749	13,954,574	0	13,954,574	0
Short-term borrowings	351,327	351,327	0	351,327	0
Long-term borrowings	1,499,103	1,475,237	0	1,475,237	0
Derivative financial liabilities	3,002	3,002	0	3,002	0

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
 the aggregate number of shares that may be issued in respect of restricted stock awards, and restricted stock unit awards which are settled in shares is
500,000
, and
(2)
 the aggregate number of shares that may be issued pursuant to stock options is
1,200,000
. The shares to be offered under the
2016
LTI Plan may be authorized and unissued shares or treasury shares. The maximum number of options and SARs, in the aggregate, which may be awarded to any individual key employee during any calendar year is
100,000
. The maximum number of stock options and SARs, in the aggregate, which may be awarded to any non-employee
director during any calendar year is
10,000
. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is
50,000
shares to any individual key employee and
5,000
shares to any individual
non-employee
director. Subject to certain change in control provisions, the
2016
LTI Plan provides that awards of restricted stock and restricted stock units will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than
1/3 per year
over the first three anniversaries of the award. Awards granted to executive officers of United typically will have performance based vesting conditions. A Form
S-8
was filed on July
29
,
2016
with the Securities and Exchange Commission to register all the shares which were available for the
2016
LTI Plan.

Compensation expense of $
1,198
and $
2,311
related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of
2019
, respectively, as compared to the compensation expense of $
1,024
and $
1,992
related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of
2018
, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
United currently has options outstanding from various option plans other than the 2016 LTI Plan (the Prior Plans); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (
10
) years.
A summary of activity under United’s stock option plans as of June 30, 2019, and the changes during the first six months of 2019 are presented below:

	Six Months Ended June 30, 2019
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2019	1,730,389			$32.43
Granted	240,205			38.49
Exercised	(47,960)			21.92
Forfeited or expired	(12,548)			35.27

Outstanding at June 30, 2019	1,910,086	$9,445,566	5.7	$33.43

Exercisable at June 30, 2019	1,314,149	$9,355,396	4.3	$30.76

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	575,672	$7.86
Granted	240,205	7.16
Vested	(210,876)	7.74
Forfeited or expired	(9,064)	7.65

Nonvested at June 30, 2019	595,937	$7.62

During the six months ended June 30, 2019 and 2018, 47,960 and 42,089 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2019 and 2018 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2019 and 2018 was $713 and $630 respectively.
Restricted Stock
Under the 2011 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants have a
four
-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	199,303	$39.67
Granted	126,427	38.49
Vested	(73,535)	39.28
Forfeited	(2,539)	39.49

Outstanding at June 30, 2019	249,656	$39.19

14. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the first half of 2018, United made discretionary contributions of $
7,000
.
No
discretionary contributions were made during the first half of 2019.
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
Included in accumulated other comprehensive income at December 31, 2018 are unrecognized actuarial losses of $
55,535
($
42,595
net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $
4,744
($
3,639
net of tax).

Net periodic pension cost for the three and six months ended June 30, 2019 and 2018 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Service cost	$561	$666	$1,116	$1,324
Interest cost	1,459	1,308	2,901	2,603
Expected return on plan assets	(2,356)	(2,551)	(4,686)	(5,073)
Recognized net actuarial loss	1,184	1,162	2,355	2,311

Net periodic pension (benefit) cost	$848	$585	$1,686	$1,165

Weighted-Average Assumptions:
Discount rate	4.52%	3.83%	4.52%	3.83%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of June 30, 2019 and 2018, the total amount of accrued interest related to uncertain tax positions was $
726
and $
721
, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2015, 2016 and 2017 and certain State Taxing authorities for the years ended December 31, 2015 through 2017.
United’s effective tax rate was
20.69
% and
21.04
% for the second quarter and first six months of 2019 and
22.50
% and
22.49
% for the second quarter and first six months of 2018.
16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net Income	$67,207	$66,274	$130,849	$127,980
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(75)	0	(75)	0
Related income tax effect	17	0	17	0
Less: OTTI charges recognized in net income	75	0	75	0
Related income tax benefit	(17)	0	(17)	0
Reclassification of previous noncredit OTTI to credit OTTI	2,188	0	2,188	0
Related income tax benefit	(510)	0	(510)	0

Net unrealized (losses) gains on AFS securities with OTTI	1,678	0	1,678	0
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	21,141	(10,684)	43,379	(32,701)
Related income tax effect	(4,925)	4,162	(10,107)	9,292
Net reclassification adjustment for (gains) losses included in net income	130	27	(218)	176
Related income tax expense (benefit)	(30)	(6)	51	(41)

	16,316	(6,501)	33,105	(23,274)

Net effect of AFS securities on other comprehensive income	17,994	(6,501)	34,783	(23,274)
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	0	2	0	4
Related income tax expense	(0)	(1)	(0)	(2)

Net effect of HTM securities on other comprehensive income	0	1	0	2
Pension plan:
Recognized net actuarial loss	1,184	1,162	2,355	2,311
Related income tax benefit	(275)	(110)	(536)	(526)

Net effect of change in pension plan asset on other comprehensive income	909	1,052	1,819	1,785

Total change in other comprehensive income	18,903	(5,448)	36,602	(21,487)

Total Comprehensive Income	$86,110	$60,826	$167,451	$106,493

The components of accumulated other comprehensive income for the six months ended June 30, 2019 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Six Months Ended June 30, 2019

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2019	($18,289)	($50)	($36,680)	($57,019)
Reclass due to adopting Accounting Standard Update 2017-12	0	50	0	50
Other comprehensive income before reclassification	33,272	0	0	33,272
Amounts reclassified from accumulated other comprehensive income	1,511	0	1,819	3,330

Net current-period other comprehensive income, net of tax	34,783	0	1,819	36,602

Balance at June 30, 2019	$16,494	$0	($36,861)	($20,367)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2019

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$2,188	Net investment securities (losses) gains
Net reclassification adjustment for losses (gains) included in net income	(218)	Net investment securities (losses) gains

	1,970	Total before tax
Related income tax effect	(459)	Tax expense

	1,511	Net of tax
Pension plan:
Recognized net actuarial loss	2,355 (a)

	2,355	Total before tax
Related income tax effect	(536)	Tax expense

	1,819	Net of tax

Total reclassifications for the period	$3,330

(a)	This AOCI component is included in the net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Distributed earnings allocated to common stock	$34,604	$35,516	$69,276	$71,195
Undistributed earnings allocated to common stock	32,446	30,637	61,276	56,557

Net earnings allocated to common shareholders	$67,050	$66,153	$130,552	$127,752

Average common shares outstanding	101,773,643	104,682,910	101,833,880	104,770,681
Equivalents from stock options	274,202	269,878	265,929	287,333

Average diluted shares outstanding	102,047,845	104,952,788	102,099,809	105,058,014

Earnings per basic common share	$0.66	$0.63	$1.28	$1.22
Earnings per diluted common share	$0.66	$0.63	$1.28	$1.22
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

United currently sponsors
fourteen
statutory business trusts that were created for the purpose of raising funds that originally qualified for Tier I regulatory capital. As previously discussed, these trusts now are considered Tier II regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns
100
% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2019			As of December 31, 2018
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,888	$248,746	$9,142	$257,754	$248,741	$9,013

(1)	Represents investment in VIEs.

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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2019 and 2018 is as follows:

	At and For the Three Months Ended June 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$152,517	$111	$(3,209)	$1,134	$150,553
Provision for loans losses	5,417	0	0	0	5,417
Other income	18,398	23,501	53	(2,157)	39,795
Other expense	82,304	18,771	143	(1,023)	100,195
Income taxes	17,207	1,004	(682)	0	17,529

Net income (loss)	$65,987	$3,837	$(2,617)	$0	$67,207

Total assets (liabilities)	$19,735,901	$442,188	$16,729	$(312,279)	$19,882,539
Average assets (liabilities)	19,447,629	326,525	5,387	(263,687)	19,515,854

	At and For the Three Months Ended June 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$149,448	$264	$(3,032)	$2,442	$149,122
Provision for loans losses	6,204	0	0	0	6,204
Other income	17,465	23,468	68	(4,994)	36,007
Other expense	76,495	21,225	(1,758)	(2,552)	93,410
Income taxes	18,948	564	(271)	0	19,241

Net income (loss)	$65,266	$1,943	$(935)	$0	$66,274

Total assets (liabilities)	$19,112,133	$388,292	$10,895	$(303,717)	$19,207,603
Average assets (liabilities)	18,658,168	335,781	6,776	(288,341)	18,712,384

	At and For the Six Months Ended June 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$298,407	$166	$(6,532)	$2,680	$294,721
Provision for loans losses	10,413	0	0	0	10,413
Other income	36,050	39,607	255	(4,894)	71,018
Other expense	158,298	33,613	(77)	(2,214)	189,620
Income taxes	34,873	1,286	(1,302)	0	34,857

Net income (loss)	$130,873	$4,874	$(4,898)	$0	$130,849

Total assets (liabilities)	$19,735,901	$442,188	$16,729	$(312,279)	$19,882,539
Average assets (liabilities)	19,324,956	296,008	1,824	(239,281)	19,383,507

	At and For the Six Months Ended June 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$295,070	$640	$(5,626)	$3,081	$293,165
Provision for loans losses	11,382	0	0	0	11,382
Other income	35,235	38,351	(754)	(5,633)	67,199
Other expense	148,986	39,609	(2,181)	(2,552)	183,862
Income taxes	38,224	(139)	(945)	0	37,140

Net income (loss)	$131,713	$(479)	$(3,254)	$0	$127,980

Total assets (liabilities)	$19,112,133	$388,292	$10,895	$(303,717)	$19,207,603
Average assets (liabilities)	18,583,975	274,211	9,231	(238,796)	18,628,621

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2019, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.
RECENT DEVELOPMENTS
United adopted the new accounting standard for leases effective January 1, 2019. Therefore, beginning in fiscal year 2019, our financial results reflect the adoption of this standard. This new standard impacted our Consolidated Balance Sheet as of June 30, 2019 by increasing total assets by $63.11 million and total liabilities by $66.82 million. Prior periods were not restated. See Note 1, Summary of Significant Accounting Policies of the unaudited Notes to Consolidated Financial Statements for a further discussion.

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
non-GAAP
financial measure.
Generally, United has presented this
non-GAAP
financial measure because it believes that this measure provides meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of this non-GAAP
financial measure is consistent with how United’s management evaluates its performance internally and this non-GAAP
financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent
(FTE) net interest income and return on average tangible equity. Management believes these non-GAAP
financial measures to be helpful in understanding United’s results of operations or financial position.
Net interest income is presented in this discussion on a
tax-equivalent
basis. The
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
Average tangible equity is calculated as GAAP total shareholders’ equity minus total intangible assets. Tangible equity can thus be considered the most conservative valuation of the company. When considering net income, a return on average tangible equity can be calculated. Management provides a return on average equity to facilitate the understanding of as well as to assess the quality and composition of United’s capital structure. By removing the effect of intangible assets that result from merger and acquisition activity, the “permanent” items of shareholders’ equity are presented. This measure, along with others, is used by management to analyze capital adequacy and performance.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could materially differ from those estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2019 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION
United’s total assets as of June 30, 2019 were $19.88 billion, which was an increase of $632.04 million or 3.28% from December 31, 2018. The increase was mainly due to an increase of $233.18 million or 22.85% in cash and cash equivalents, an increase of $213.04 million or 1.59% in portfolio loans, and an increase of $120.75 million or 48.33% in loans held for sale. Investment securities increased $19.54 million or less than 1%. In addition, United adopted the new accounting standard for leases effective January 1, 2019, as previously mentioned, resulting in a $63.11 million operating lease right-of-use
asset as of June 30, 2019. Partially offsetting these increases in total assets was a $17.52 million or 3.83% decrease in other assets. Total liabilities increased $549.81 million or 3.44% from year-end
2018. Deposits increased $409.34 million or 2.92%. Borrowings increased $55.30 million or 2.99% while accrued expenses and other liabilities increased $17.99 million or 11.81%. As a result of the adoption of the leases accounting standard, United also recorded a $66.82 million operating lease liability as of June 30, 2019. Shareholders’ equity increased $82.23 million or 2.53%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2019 increased $233.18 million or 22.85% from year-end
2018. Of this total increase, cash and due from banks increased $10.29 million or 5.47% while interest-bearing deposits with other banks increased $222.88 million or 26.80% as United placed excess cash in an interest-bearing account with the Federal Reserve. Federal funds sold increased $10 thousand or 1.25%. During the first six months of 2019, net cash of $31.79 million and $378.75 million were provided by operating and financing activities, respectively, while net cash of $177.36 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2019 and 2018.
Securities
Total investment securities at June 30, 2019 were flat, increasing $19.54 million or less than 1% from year-end
2018. Securities available for sale were flat, increasing $8.75 million or less than 1%. This slight change in securities available for sale reflects $384.98 million in sales, maturities and calls of securities, $338.98 million in purchases, and an increase of $43.16 million in market value. The majority of the purchase activity was related to corporate securities which were all issued by investment grade rated, single-name issuers, and have maturity dates of less than five years. Securities held to maturity declined $13.54 million or 67.69% from year-end
2018 due to the transfer of $11.54 million of investment securities to available for sale securities upon the adoption of ASU No.
 2017-12.
Equity securities were $9.10 million at June 30, 2019, a decrease of $636 thousand or 6.53% due mainly to net sales. Other investment securities increased $24.96 million or 14.10% from year-end
2018 due mainly to purchases of an equity security without a readily determinable fair value, investment tax credits, and FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end
2018:

	June 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$74,484	$85,890	$(11,406)	(13.28%)
State and political subdivisions	181,259	208,988	(27,729)	(13.27%)
Mortgage-backed securities	1,456,266	1,594,509	(138,243)	(8.67%)
Asset-backed securities	268,854	271,970	(3,116)	(1.15%)
Trust preferred collateralized debt obligations	5,413	5,917	(504)	(8.52%)
Single issue trust preferred securities	16,844	8,362	8,482	101.44%
Corporate securities	342,671	161,403	181,268	112.31%

Total available for sale securities, at fair value	$2,345,791	$2,337,039	$8,752	0.37%

The following table summarizes the changes in the held to maturity securities since year-end 2018:

	June 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,015	$5,074	$(59)	(1.16%)
State and political subdivisions	1,426	5,473	(4,047)	(73.94%)
Mortgage-backed securities	0	20	(20)	(100.00%)
Single issue trust preferred securities	0	9,412	(9,412)	(100.00%)
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$6,461	$19,999	$(13,538)	(67.69%)

At June 30, 2019, gross unrealized losses on available for sale securities were $8.31 million. Securities with the most significant gross unrealized losses at June 30, 2019 consisted primarily of asset-backed securities, agency residential mortgage-backed securities, and single issue trust preferred securities. The asset-backed securities are backed by FFELP student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The agency residential mortgage-backed securities relate to residential properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The single issue trust preferred securities relate to securities of financial institutions.
As of June 30, 2019, United’s mortgage-backed securities had an amortized cost of $1.44 billion, with an estimated fair value of $1.46 billion. The portfolio consisted primarily of $866.60 million in agency residential mortgage-backed securities with a fair value of $877.57 million, $3.60 million in non-agency
residential mortgage-backed securities with an estimated fair value of $3.98 million, and $566.37 million in commercial agency mortgage-backed securities with an estimated fair value of $574.72 million.
As of June 30, 2019, United’s corporate securities had an amortized cost of $635.54 million, with an estimated fair value of $633.80 million. The portfolio consisted of $6.14 million in Trup Cdos with a fair value of $5.41 million and $18.18 million in single issue trust preferred securities with an estimated fair value of $16.84 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $272.42 million and a fair value of $268.85 million and other corporate securities, with an amortized cost of $338.80 million and a fair value of $342.69 million.
The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. United’s Trup Cdos had a fair value of $5.41 million as of June 30, 2019. As of June 30, 2019, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.84 million as of June 30, 2019. Of the $16.84 million, $3.92 million or 23.28% were investment grade; $5.40 million or 32.07% were split rated; $2.28 million or 13.54% were below investment grade; and $5.24 million or 31.11% were unrated. The two largest exposures accounted for 71.97% of the $16.84 million. These included SunTrust Bank at $6.88 million and Emigrant Bank at $5.24 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
The following is a summary of available for sale single-issue trust preferred securities as of June 30, 2019:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,729	$5,240	$489
SunTrust Bank	Baa2	NR	BB+	4,958	4,600	358
M&T Bank	NR	BBB-	BBB-	3,036	3,211	(175)
SunTrust Bank	NR	BB+	BB+	2,480	2,282	198
HSBC	Baa2	BBB+	NR	1,000	710	290
Royal Bank of Scotland	Baa3	BB+	BBB	977	801	176

				$18,180	$16,844	$1,336

During the second quarter of 2019, United recognized other-than-temporary impairment totaling $75 thousand on two investment securities. With the exception of these two securities, management does not believe that any other individual security with an unrealized loss as of June 30, 2019 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $120.75 million or 48.33%. Loan originations in the secondary market exceeded sales during the first half of 2019. Loan originations for the first half of 2019 were $1.06 billion while loans sales were $934.88 million. Loans held for sale were $370.59 million at June 30, 2019 as compared to $249.85 million at year-end
2018.
Portfolio Loans
Loans, net of unearned income, increased $213.04 million or 1.59%. Since year-end
2018, commercial, financial and agricultural loans decreased $97.07 million or 1.29% as commercial real estate loans decreased $161.39 million or 2.88% which was partially offset by a $64.31 million or 3.29% increase in commercial loans (not secured by real estate). In addition, residential real estate loans increased $172.61 million or 4.93%, consumer loans increased $81.28 million or 8.43% and construction and land development loans increased $53.60 million or 3.80%.

The following table summarizes the changes in the major loan classes since year-end
2018:

	June 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Loans held for sale	$370,593	$249,846	$120,747	48.33%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,239,954	$1,291,790	$(51,836)	(4.01%)
Nonowner-occupied commercial real estate	4,194,064	4,303,613	(109,549)	(2.55%)
Other commercial loans	2,021,953	1,957,641	64,312	3.29%

Total commercial, financial, and agricultural	$7,455,971	$7,553,044	$(97,073)	(1.29%)
Residential real estate	3,674,005	3,501,393	172,612	4.93%
Construction & land development	1,464,064	1,410,468	53,596	3.80%
Consumer:
Bankcard	9,380	10,203	(823)	(8.07%)
Other consumer	1,036,526	954,424	82,102	8.60%

Total gross loans	$13,639,946	$13,429,532	$210,414	1.57%
Less: Unearned income	(4,680)	(7,310)	2,630	(35.98%)

Total Loans, net of unearned income	$13,635,266	$13,422,222	$213,044	1.59%

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$5,101,650	$2,944,711	$1,273,243	$1,041,262	$10,360,866
Acquired	2,354,321	729,294	190,821	4,644	3,279,080

Total gross loans	$7,455,971	$3,674,005	$1,464,064	$1,045,906	$13,639,946

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,887,688	$2,686,817	$1,179,676	$959,392	$9,713,573
Acquired	2,665,356	814,576	230,792	5,235	3,715,959

Total gross loans	$7,553,044	$3,501,393	$1,410,468	$964,627	$13,429,532

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets decreased $17.52 million or 3.83% from
year-end
2018, mainly due to deferred tax assets decreasing $15.77 million. In addition, core deposit intangibles decreased $3.51 million due to amortization and other real estate owned (OREO) decreased $2.40 million due to a combination of sales and write-downs of fair value. Partially offsetting these decreases were increases of $2.17 million in derivative assets, $1.77 million in prepaid assets and $2.34 million in accounts receivables for the first half of 2019.

Deposits
Deposits represent United’s primary source of funding. Total deposits at June 30, 2019 increased $409.34 million or 2.92%. In terms of composition, interest-bearing deposits increased $495.49 million or 5.17% while noninterest-bearing deposits decreased $86.15 million or 1.95% from December 31, 2018.
Noninterest-bearing deposits consists of demand deposit and noninterest bearing money market (MMDA) account balances. The $86.15 million decrease in noninterest-bearing deposits was due mainly to a decrease in commercial noninterest-bearing deposits of $51.61 million or 2.29% while personal noninterest-bearing deposits and public funds noninterest-bearing deposits decreased $350 thousand or less than 1% and $4.32 million or 3.91%, respectively.
Interest-bearing deposits consists of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs increased $101.67 million or 1.71 % while NOW accounts decreased $7.38 million or 1.97% since year-end
2018. In particular, interest-bearing MMDAs increased $101.67 million as commercial MMDAs increased $180.48 million and personal MMDAs increased $26.47 million. These increases were partially offset by decreases in public funds MMDAs and brokered MMDAs of $49.10 million and $56.17 million, respectively. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts decreased $155.25 million or 7.84% mainly due to a decrease of $141.70 million in personal NOW accounts and a $39.33 million decrease in public funds NOW accounts. Partially offsetting these decreases was an increase of $25.78 million in commercial NOW accounts.
Regular savings increased $11.60 million or 1.21% from
year-end
2018 mainly due to a $60.10 million increase in public funds savings accounts, which was partially offset by decreases of $42.32 million and $6.12 million in personal and commercial savings accounts, respectively.
Time deposits under $100,000 increased $9.07 million or 1.27% from year-end
2018. This increase in time deposits under $100,000 is the result of a $4.26 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $4.14 million increase in fixed CDs under $100,000.
Since
year-end
2018, time deposits over $100,000 increased $380.53 million or 24.04% as brokered certificates of deposits (CDs) increased $242.39 million and CDARS increased $103.82 million. In addition, fixed rate CDs increased $103.18 million. These increases in time deposits over $100,000 were partially offset by a $68.86 million decrease in public funds CDs over $100,000.
The following table summarizes the changes in the deposit categories since year-end
2018:

	June 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Demand deposits	$3,123,634	$3,212,878	$(89,244)	(2.78%)
Interest-bearing checking	367,115	374,495	(7,380)	(1.97%)
Regular savings	966,559	954,961	11,598	1.21%
Money market accounts	7,261,789	7,157,028	104,761	1.46%
Time deposits under $100,000	721,387	712,313	9,074	1.27%
Time deposits over $100,000 (1)	1,963,601	1,583,074	380,527	24.04%

Total deposits	$14,404,085	$13,994,749	$409,336	2.92%

(1)	Includes time deposits of $250,000 or more of $1,213,987 and $979,707 at June 30, 2019 and December 31, 2018, respectively.

Borrowings
Total borrowings at June 30,2019 increased $55.30 million or 2.99% since year-end
2018. During the first half of 2019, short-term borrowings decreased $229.17 million or 65.23% due to a $175.00 million decrease in short-term FHLB advances, a $30.77 million decrease in short-term securities sold under agreements to repurchase and a $23.40 million decrease in federal funds purchased. Long-term borrowings increased $284.46 million or 18.98% from year-end
2018 due to a $283.83 million increase in long-term FHLB
advances as new borrowings exceeded repayments for the first six months of 2019.
The table below summarizes the change in the borrowing categories since year-end
2018:

	June 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Federal funds purchased	$0	$23,400	$(23,400)	(100.00%)
Short-term securities sold under agreements to repurchase	122,159	152,927	(30,768)	(20.12%)
Short-term FHLB advances	0	175,000	(175,000)	(100.00%)
Long-term FHLB advances	1,548,032	1,264,198	283,834	22.45%
Issuances of trust preferred capital securities	235,535	234,905	630	0.27%

Total borrowings	$1,905,726	$1,850,430	$55,296	2.99%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2019 increased $17.99 million or 11.81% from year-end
2018. In particular, accounts payable associated with George Mason increased $19.68 million, accrued mortgage escrow liabilities increased $4.86 million and derivative liabilities increased $2.62 million. Partially offsetting these increases was a decrease of $4.43 million in business franchise taxes payable and a $3.70 million decrease in accrued employee expenses due to decreases of $2.67 million and $2.03 million in deferred compensation and incentives payable, respectively.
Shareholders’ Equity
Shareholders’ equity at June 30, 2019 was $3.33 billion, which was an increase of $82.23 million or 2.53% from year-end
2018.
Retained earnings increased $60.35 million or 5.96% from
year-end
2018. Earnings net of dividends for the first six months of 2019 were $61.40 million. Amount recognized in retained earnings for the adoption of ASU No.
 2016-02
was $1.05 million.
Accumulated other comprehensive income increased $36.65 million or 64.28% from year-end
2018 due mainly to an increase of $34.78 million in the
after-tax
fair value adjustment on AFS securities. The
after-tax
accretion of pension costs was $1.82 million for the first half of 2019.
During the second quarter of 2018, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 520,600 shares in the first half of 2019 at a cost of $17.65 million or an average price per share of $33.91.

RESULTS OF OPERATIONS
Overview
Net income for the second quarter of 2019 was $67.21 million or $0.66 per diluted share, as compared to $66.27 million or $0.63 per diluted share for the prior year second quarter. Net income for the first six months of 2019 was $130.85 million or $1.28 per diluted share compared to $127.98 million or $1.22 per share for the first six months of 2018.
For the second quarter of 2019, United’s annualized return on average assets was 1.38% and return on average shareholders’ equity was 8.12% as compared to 1.42% and 8.11% for the second quarter of 2018. United’s annualized return on average assets for the first six months of 2019 was 1.36% and return on average shareholders’ equity was 8.00% as compared to 1.39% and 7.88% for the first six months of 2018. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 1.21% and 9.96%, respectively, for the first three months of 2019. For the second quarter and first half of 2019, United’s annualized return on average tangible equity was 14.90% and 14.78%, respectively, as compared to 15.14% and 14.72% for the second quarter and first half of 2018, respectively.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$67,207	$66,274	$130,849	$127,980
(b) Number of days	91	91	181	181
Average Total Shareholders’ Equity (GAAP)	$3,220,987	$3,276,099	$3,299,061	$3,274,639
Less: Average Total Intangibles	(1,512,400)	(1,520,253)	(1,513,279)	(1,521,323)

(c) Average Tangible Equity (non-GAAP)	$1,808,587	$1,755,846	$1,785,782	$1,753,316
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 365 / (c)	14.90%	15.14%	14.78%	14.72%

Net interest income for the second quarter of 2019 was $150.55 million which was relatively flat from the second quarter of 2018, increasing $1.43 million or less than 1%. The slight increase in net interest income occurred because total interest income increased $21.25 million while total interest expense only increased $19.81 million from the second quarter of 2018. Net interest income for the first half of 2019 was $294.72 million which was relatively flat from the prior year’s first six months, increasing $1.56 million or less than 1%. The slight increase in net interest income occurred because total interest income increased $43.16 million while total interest expense only increased $41.60 million from the first six months of 2018.
The provision for credit losses was $5.42 million and $10.41 million for the second quarter and first six months of 2019, respectively, as compared to $6.20 million and $11.38 million for the second quarter and first six months of 2018, respectively. For the second quarter of 2019, noninterest income was $39.80 million, which was an increase of $3.79 million or 10.52% from the second quarter of 2018. Noninterest income for the first six months of 2019 was $71.02 million which was an increase of $3.82 million or 5.68% from the first six months of 2018. These increases from 2018 were mainly due to additional income from mortgage banking activities. For the second quarter of 2019, noninterest expense increased $6.79 million or 7.26% from the second quarter of 2018. For the first six months of 2019, noninterest expense increased $5.76 million or 3.13% from the first six months of 2018. These increases were due mainly to penalties incurred during the second quarter of 2019 on the prepayment of FHLB advances.
Income taxes for the second quarter of 2019 were $17.53 million as compared to $19.24 million for the second quarter of 2018. For the first six months of 2019 and 2018, income tax expense was $34.86 million and $37.14 million, respectively. For the quarters ended June 30, 2019 and 2018, United’s effective tax rate was 20.69% and 22.50%, respectively. The effective tax rate for the first six months of 2019 and 2018 was 21.04% and 22.49%, respectively.

The following discussion explains in more detail the results of operations by major category.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the second quarter of 2019 was $65.99 million compared to net income of $65.27 million for the second quarter of 2018.
Net interest income increased $3.07 million to $152.52 million for the second quarter of 2019, compared to $149.45 million for the same period of 2018. Net interest income for the second quarter of 2019 increased from the second quarter of 2018 due mainly to an increase in average earning assets and additional accretion on acquired loans. Provision for loan losses was $5.42 million for the three months ended June 30, 2019 compared to a provision of $6.20 million for the same period of 2018. Noninterest income increased $933 thousand for the second quarter of 2019 to $18.40 million as compared to $17.47 million for the second quarter of 2018. The increase was due mainly to increased fees from trust and brokerage services. Noninterest expense was $82.30 million for the second quarter of 2019, compared to $76.50 million for the same period of 2018. The increase of $5.81 million in noninterest expense was primarily attributable to penalties on the prepayment of FHLB advances.
Net income attributable to the community banking segment for the first half of 2019 was $130.87 million compared to net income of $131.71 million for the first half of 2018.
Net interest income increased $3.34 million to $298.41 million for the first half of 2019, compared to $295.07 million for the same period of 2018. Net interest income for the first six months of 2019 increased from the first six months of 2018 due to a higher level of earning assets. Provision for loan losses was $10.41 million for the six months ended June 30, 2019 compared to a provision of $11.38 million for the same period of 2018. Noninterest income for the first half of 2019 increased $815 thousand to $36.05 million for the first half of 2019 as compared to $35.24 million for the first half of 2018. The increase was due mainly to increased fees from trust and brokerage services and higher income from bank-owned life insurance due to death benefits received in the first quarter of 2019. Noninterest expense was $158.30 million for the six months ended June 30, 2019, compared to $148.99 million for the same period of 2018. The increase of $9.31 million in noninterest expense was primarily attributable to penalties on the prepayment of FHLB advances and higher FDIC insurance premiums due to United Bank now being considered a large institution and subject to increased assessment rates.
Mortgage Banking
The mortgage banking segment reported net income of $3.84 million and $4.87 million for the second quarter and the first half of 2019, respectively, as compared to net income of $1.94 million for the second quarter and a net loss of $479 thousand for the first half of 2018. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $23.50 million and $39.61 million for the second quarter and first half of 2019 as compared to $23.47 million and $38.35 million for the second quarter and first half of 2018. Noninterest expense was $18.77 million and $33.61 million for the second quarter and first half of 2019 as compared $21.23 million and $39.61 million for the second quarter and first half of 2018. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.
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
Net interest income for the second quarter of 2019 was $150.55 million, which was relatively flat from the second quarter of 2018, increasing $1.43 million or less than 1%. The $1.43 million increase in net interest income occurred because total interest income increased $21.25 million while total interest expense increased $19.81 million from the second quarter of 2018. Net interest income for the first half of 2019 was $294.72 million, which was relatively flat from the first half of 2018, increasing $1.56 million or less than 1%. The $1.56 million increase in net interest income occurred because total interest income increased $43.16 million while total interest expense increased $41.60 million from the first half of 2018. On a linked-quarter basis, net interest income for the second quarter of 2019 increased $6.39 million or 4.43% from the first quarter of 2019. The $6.39 million increase in net interest income occurred because total interest income increased $10.15 million while total interest expense only increased $3.76 million from the first quarter of 2019.
Generally, interest income for the first half of 2019 increased from the first half of 2018 due to a higher level of earning assets. The increase in interest expense for the first half of 2019 from the first half of 2018 was due to higher market interest rates. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
tax-favored
status of income from certain loans and investments. Although this is a non-GAAP
measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt
sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the second quarter of 2019 was $151.53 million, which was relatively flat from the second quarter of 2018, increasing $1.29 million or less than 1% due mainly to an increase in average earning assets mostly offset by an increase in the average cost of funds. Average earning assets for the second quarter of 2019 increased $785.76 million or 4.79% from the second quarter of 2018 due mainly to increases of $341.44 million or 2.54% in average net loans, $323.0 million or 14.09% in average investment securities and $121.34 million or 18.68% in average short-term investments. In addition, the average yield on earning assets for the second quarter of 2019 increased 30 basis points from the second quarter of 2018 due to an increase of $2.39 million in loan accretion on acquired loans and higher market rates. Loan accretion on acquired loans was $14.45 million and $12.06 million for the second quarter of 2019 and 2018, respectively. Mostly offsetting these increases to tax-equivalent
net interest income for the second quarter of 2019 was an increase of 61 basis points in the average cost of funds as compared to the second quarter of 2018 due to higher market interest rates. The net interest margin of 3.53% for the second quarter of 2019 was a decrease of 14 basis points from the net interest margin of 3.67% for the second quarter of 2018.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the first half of 2019 was $296.69 million, which was relatively flat from the first half of 2018, increasing $1.31 million or less than 1% due mainly to an increase in average earning assets mostly offset by an increase in the average cost of funds. Average earning assets for the first half of 2019 increased $726.82 million or 4.45% from the first half of 2018 due mainly to increases of $439.39 million or 3.31% in average net loans and $346.12 million or 15.48% in average investment securities. Average short-term investments decreased $58.70 million or 7.21%. In addition, the average yield on earning assets for the first half of 2019 increased 32 basis points from the first half of 2018 due to higher market rates. Mostly offsetting these increases to tax-equivalent
net interest income for

the first half of 2019 was an increase of 67 basis points in the average cost of funds as compared to the first half of 2018 due to higher market interest rates. Loan accretion on acquired loans was $23.00 million and $22.82 million for the first half of 2019 and 2018, respectively, increasing $173 thousand or less than 1%. The net interest margin of 3.50% for the first half of 2019 was a decrease of 14 basis points from the net interest margin of 3.64% for the first half of 2018.
On a linked-quarter basis, United’s
tax-equivalent
net interest income for the second quarter of 2019 increased $6.37 million or 4.43% from the first quarter of 2019 due to an increase in the yield on average earning assets. The average yield on earning assets for the second quarter of 2019 increased 13 basis points from the first quarter of 2019 due to an increase of $5.91 million in loan accretion on acquired loans due mainly to the repayment of two large acquired loans under a single customer relationship. Loan accretion on acquired loans was $14.45 million and $8.54 million for the second quarter and first quarter of 2019, respectively. In addition, average earning assets for the second quarter of 2019 increased $274.68 million or 1.62% as compared to the first quarter of 2019 as average net loans increased $176.52 million or 1.30%, average investment securities increased $66.47 million or 2.61% and average short-term investments increased $31.70 million or 4.29% for the linked quarter. Partially offsetting the increases to tax-equivalent
net interest income for the second quarter of 2019 was an increase of 8 basis points in the average cost of funds as compared to the first quarter of 2019 due to higher market interest rates. The net interest margin of 3.53% for the second quarter of 2019 increased 7 basis points from the net interest margin of 3.46% for the first quarter of 2019.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments.
The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended June 30, 2019, June 30, 2018 and March 31, 2019 and the six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2019	2018	2019
Loan accretion	$14,451	$12,056	$8,544
Certificates of deposit	197	311	198
Long-term borrowings	269	268	268

Total	$14,917	$12,635	$9,010

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2019	2018
Loan accretion	$22,995	$22,822
Certificates of deposit	395	637
Long-term borrowings	537	537

Tax-equivalent net interest income	$23,927	$23,996

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended June 30, 2019, June 30, 2018 and March 31, 2019 and the six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2019	2018	2019
Net interest income, GAAP basis	$150,553	$149,122	$144,168
Tax-equivalent adjustment (1)	977	1,115	993

Tax-equivalent net interest income	$151,530	$150,237	$145,161

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2019	2018
Net interest income, GAAP basis	$294,721	$293,165
Tax-equivalent adjustment (1)	1,970	2,219

Tax-equivalent net interest income	$296,691	$295,384

(1)	The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2019 and 2018 and the three months ended March 31, 2019. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month
periods ended June 30, 2019 and 2018, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and six-month
period ended June 30, 2019 and 2018. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$770,625	$5,405	2.81%	$649,282	$3,465	2.14%
Investment Securities:
Taxable	2,455,549	17,748	2.89%	2,049,301	13,810	2.70%
Tax-exempt	159,781	1,218	3.05%	243,048	1,811	2.98%

Total Securities	2,615,330	18,966	2.90%	2,292,349	15,621	2.73%
Loans, net of unearned income (2)	13,888,716	175,851	5.08%	13,547,371	160,029	4.74%
Allowance for loan losses	(76,682)			(76,773)

Net loans	13,812,034		5.10%	13,470,598		4.76%

Total earning assets	17,197,989	$200,222	4.67%	16,412,229	$179,115	4.37%

Other assets	2,317,865			2,300,155

TOTAL ASSETS	$19,515,854			$18,712,384

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,753,724	$35,455	1.46%	$9,210,282	$19,076	0.83%
Short-term borrowings	136,230	608	1.79%	208,058	464	0.89%
Long-term borrowings	1,879,154	12,629	2.70%	1,659,613	9,338	2.26%

Total Interest-Bearing Funds	11,769,108	48,692	1.66%	11,077,953	28,878	1.05%

Noninterest-bearing deposits	4,240,050			4,255,840
Accrued expenses and other liabilities	185,709			102,492

TOTAL LIABILITIES	16,194,867			15,436,285
SHAREHOLDERS’ EQUITY	3,320,987			3,276,099

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,515,854			$18,712,384

NET INTEREST INCOME		$151,530			$150,237

INTEREST SPREAD			3.01%			3.32%
NET INTEREST MARGIN			3.53%			3.67%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$754,865	$11,242	3.00%	$813,562	$8,382	2.08%
Investment Securities:
Taxable	2,419,202	35,111	2.90%	1,986,668	25,685	2.59%
Tax-exempt	163,077	2,516	3.09%	249,488	3,666	2.94%

Total Securities	2,582,279	37,627	2.91%	2,236,156	29,351	2.63%
Loans, net of unearned income (2)	13,800,985	341,443	4.98%	13,361,545	309,671	4.67%
Allowance for loan losses	(76,722)			(76,675)

Net loans	13,724,263		5.01%	13,284,870		4.70%

Total earning assets	17,061,407	$390,312	4.60%	16,334,588	$347,404	4.28%

Other assets	2,322,100			2,294,033

TOTAL ASSETS	$19,383,507			$18,628,621

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,724,379	$68,093	1.41%	$9,281,485	$34,733	0.75%
Short-term borrowings	154,811	1,299	1.69%	246,988	885	0.72%
Long-term borrowings	1,788,790	24,229	2.73%	1,506,795	16,402	2.20%

Total Interest-Bearing Funds	11,667,980	93,621	1.62%	11,035,268	52,020	0.95%

Non-interest bearing deposits	4,230,598			4,215,230
Accrued expenses and other liabilities	185,868			103,484

TOTAL LIABILITIES	16,084,446			15,353,982
SHAREHOLDERS’ EQUITY	3,299,061			3,274,639

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,383,507			$18,628,621

NET INTEREST INCOME		$296,691			$295,384

INTEREST SPREAD			2.98%			3.33%
NET INTEREST MARGIN			3.50%			3.64%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses
For the quarters ended June 30, 2019 and 2018, the provision for loan losses was $5.42 million and $6.20 million, respectively. The provision for loan losses for the first six months of 2019 and 2018 was $10.41 million and $11.38 million, respectively. Net charge-offs were $5.90 million for the second quarter of 2019 as compared to net charge-offs of $5.72 million for the same quarter in 2018. Net charge-offs for the first six months of 2019 were $10.72 million as compared to $10.87 million for the first six months of 2018. These lower amounts of provision expense and net charge-offs for the first half of 2019 compared to the first half of 2018 were due to a reduction in nonperforming loans requiring charge-off.
On a linked-quarter basis, the provision for loan losses increased $421 thousand while net charge-offs decreased $1.09 million from the first quarter of 2019. The increase in the provision for loan losses was due to loan growth requiring the need for additional reserves. Annualized net charge-offs as a percentage of average loans was 0.17% and 0.16% for the second quarter and first half of 2019, respectively.
At June 30, 2019, nonperforming loans were $142.60 million or 1.05% of loans, net of unearned income compared to nonperforming loans of $142.82 million or 1.06% of loans, net of unearned income at December 31, 2018. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $12.73 million at June 30, 2019, a decrease of $2.12 million or 14.29% from $14.85 million at year-end
2018. This decrease was primarily due to the transfer of a large nonperforming relationship to nonaccrual status. At June 30, 2019, nonaccrual loans were $71.12 million, an increase of $2.58 million or 3.76% from $68.54 million at year-end
2018. This increase was due to the transfer to nonaccrual status of a large nonperforming relationship while the borrower awaits settlement of a lawsuit. Restructured loans were $58.75 million at June 30, 2019, a decrease of $675 thousand or 1.14% from $59.43 million at year-end
2018. The decline was mainly due to repayments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $157.07 million, including OREO of $14.47 million at June 30, 2019, represented 0.79% of total assets.
The following table summarizes nonperforming assets for the indicated periods.

	June 30,	December 31,
(In thousands)	2019	2018	2017	2016	2015	2014
Nonaccrual loans (1)
Originated	$60,731	$57,258	$97,971	$77,111	$83,146	$64,312
Acquired	10,392	11,286	10,832	6,414	8,043	10,739
Loans which are contractually past due 90 days or more as to interest or principal and are still accruing interest (1)
Originated	9,485	11,945	7,288	7,763	11,462	10,868
Acquired	3,244	2,906	2,515	823	166	807
Restructured loans (1)
Originated	55,155	58,101	48,709	21,115	23,890	22,234
Acquired	3,595	1,324	1,420	37	0	0

Total nonperforming loans	$142,602	$142,820	$168,835	$113,263	$126,707	$108,960
Other real estate owned	14,469	16,865	24,348	31,510	32,228	38,778

TOTAL NONPERFORMING ASSETS	$157,071	$159,685	$193,083	$144,773	$158,935	$147,738

(1)	Restructured loans that were contractually past due 90 days or moreas to interest or principal and are still accruing interest or on nonaccrual status for the indicated periods are included in “Restructured loans” and not “Loans which are contractually past due 90 days or moreas to interest or principal and are still accruing interest” or “Nonaccrual loans” (see Note 4 to the unaudited Consolidated Financial Statements for further information).

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At June 30, 2019, impaired loans were $333.74 million, which was a decrease of $55.79 million or 14.32% from the $389.53 million in impaired loans at December 31, 2018. This decrease was due mainly to the payoff of a large acquired loan relationship. Acquired impaired loans are accounted for under ASC Subtopic
310-30.
The recorded investment balance and the contractual principal balance of the acquired impaired loans were $111.61 million and $144.13 million at June 30, 2019, respectively, as compared to $149.74 million and $195.71 million, respectively, at December 31, 2018. For the acquired impaired loans accounted for under ASC
310-30,
the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable
difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $30.60 million and $38.53 million at June 30, 2019 and December 31, 2018, respectively. For further details regarding impaired loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At June 30, 2019, the allowance for credit losses was $78.15 million as compared to $78.09 million at December 31, 2018.
At June 30, 2019, the allowance for loan losses was $76.40 million as compared to $76.70 million at December 31, 2018. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.56% at June 30, 2019 and 0.57% at December 31, 2018. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 53.58% and 53.71% at June 30, 2019 and December 31, 2018, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.
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
United’s review of the allowance for loan losses at June 30, 2019 produced increased allocations in two of the four loan categories. The allocation related to the commercial, financial and agricultural loan pool increased $3.02 million due to an increase in historical loss rates as a result of a significant charge-off
recognized in the first half of 2019 as well as downgrade of a $39 million loan from a pass-rating to a special mention-rating with a higher loss rate. The consumer loan pool experienced a minimal increase of $27 thousand due to an increase in outstanding loan balances. Offsetting these increases was a decrease in the residential real estate loan pool allocation of $2.28 million due to a decrease in historical loss rates as well as reduction in specific allocations associated with improved collateral position on a large relationship. The real estate construction and development loan pool allocation decreased $1.07 million primarily due to a decrease in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end
2018 as a result of offsetting factors within the portfolio as described above.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $14.06 million at June 30, 2019 and $28.36 million at December 31, 2018. In comparison to the prior year-end,
this element of the allowance decreased by $14.30 million primarily due to decreased specific allocations for commercial, financial & agricultural loans.
Management believes that the allowance for credit losses of $78.15 million at June 30, 2019 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
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
Noninterest income for the second quarter of 2019 was $39.80 million, an increase of $3.79 million or 10.52% from the second quarter of 2018. Noninterest income for the first half of 2019 was $71.02 million, which was an increase of $3.82 million or 5.68% from the first half of 2018.
Income from mortgage banking activities totaled $21.70 million for the second quarter of 2019 compared to $18.69 million for the same period of 2018. For the first half of 2019 and 2018, income from mortgage banking activities was $35.39 million and $33.26 million, respectively. The increase for the second quarter of 2019 was due to increased production and sales of mortgage loans in the secondary market by United’s mortgage banking subsidiary, George Mason Mortgage, LLC (George Mason). The increase for the first half of 2019 was due mainly to an increase of $2.12 million in income from mortgage banking activities due mainly to a change in fair value of $4.25 million on George Mason’s interest rate lock commitments due to a higher locked pipeline. For the three months ended June 30, 2019 and 2018, mortgage loan sales were $585.40 million and $484.79 million, respectively. For the six months ended June 30, 2019 and 2018, mortgage loan sales were $934.88 million and $1.05 billion, respectively.
Fees from brokerage services for the second quarter and first half of 2019 increased $813 thousand and $1.11 million from the second quarter and first half of 2018, respectively, due to increased volume.
Fees from trust services for the first half of 2019 increased $507 thousand from the first half of 2018 due to an increase in managed assets.
Bankcard fees for the first half of 2019 decreased $577 thousand from the first half of 2018 due to decreased volume.

On a linked-quarter basis, noninterest income for the second quarter of 2019 increased $8.57 million or 27.45% from the first quarter of 2019 due mainly to an increase of $8.02 million in income from mortgage banking activities. The increase was due mainly to increased production and sales of mortgage loans in the secondary market by George Mason. In addition, fees from deposit services increased $411 thousand due to increased income from debit card and overdraft fees. Partially offsetting the increases was a decrease of $501 thousand in income from bank-owned life insurance resulting due to the recognition of proceeds from death benefits in the first quarter of 2019.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense increased $6.79 million or 7.26% for the second quarter of 2019 compared to the same period in 2018. For the first six months of 2019, noninterest expense increased $5.76 million or 3.13% from the first six months of 2018. These increases were due mainly to the recognition of $5.11 million in penalties to prepay FHLB advances during the second quarter of 2019.
Employee compensation for the second quarter of 2019 increased $1.18 million or 2.74% from the second quarter of 2018. The increase in employee compensation for the second quarter of 2019 was due mainly to higher employee incentives.
Employee benefits expense for the second quarter and first six months of 2019 decreased $720 thousand or 7.74% and $860 thousand or 4.56%, respectively, from the same time periods in 2018. The decreases were due primarily to a decline in pension expense.
Net occupancy expense decreased $409 thousand or 4.51% and $1.09 million or 5.86% for the second quarter and first six months of 2019, respectively, as compared to the same periods in the prior year. The decrease was due mainly to a decline in building rental expense due to fewer offices since the first half of 2018.
Data processing expense decreased $938 thousand or 8.04% for the first half of 2019 as compared to the first half of 2018 due to lower fees from a new contract.
Federal Deposit Insurance Corporation (FDIC) insurance expense for the second quarter and first half of 2019 increased $458 thousand and $1.91 million, respectively, from the same periods in 2018 as United Bank is now considered a large institution and subject to increased assessment rates.
Other real estate owned (OREO) expense for the first half of 2019 increased $547 thousand or 36.42% from the first half of 2018 due to combination of higher net losses on sales of OREO properties, more declines in the values of OREO properties and increased maintenance costs.
Equipment expense for the first half of 2019 increased $554 thousand or 8.61% from the first half of 2018 due to increased maintenance costs.
Other expense for the second quarter and first half of 2019 increased $979 thousand or 5.17% and $1.25 million or 3.35% from the second quarter and first half of 2018, respectively due mainly to the write-off
of income tax credits.
On a linked-quarter basis, noninterest expense for the second quarter of 2019 increased $10.77 million or 12.04% from the first quarter of 2019 due in large part to the previously mentioned prepayment penalties on FHLB advances of $5.11 million. In addition, employee compensation increased $5.35 million as a result of higher commissions expense related to an increase in production and sales of mortgage loans at George Mason and other expense increased $1.30 million due primarily to increased consulting and legal expenses. Partially offsetting these increases were decreases of $853 thousand in employee benefits due mainly to a decline in pension expense and $783 thousand in other real estate owned (OREO) expense due to fewer declines in the values of OREO properties.

Income Taxes
For the second quarter and first half of 2019, income tax expense was $17.53 million and $34.86 million, respectively, as compared to $19.24 million and $37.14 million, respectively, in second quarter and first half of 2018. The decreases in 2019 were mainly due to a decline in the effective tax rate due in large part to the previously mentioned income tax credits. On a linked-quarter basis, income tax expense for the second quarter of 2019 increased $201 thousand from the first quarter of 2019 mainly due to higher earnings. United’s effective tax rate was 20.69% for the second quarter of 2019, 22.50% for the second quarter of 2018 and 21.40% for the first quarter of 2019. For the first half of 2019 and 2018, United’s effective tax rate was 21.04% and 22.49%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.
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
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2019 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2018 Form
10-K
report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.
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
For the six months ended June 30, 2019, cash of $31.79 million was provided by operating activities due mainly to net income of $130.85 million for the first six months. Partially offsetting net income were net originations of $120.75 million in mortgage loans held for sale. Net cash of $177.36 million was used in investing activities which was primarily due to net loan growth of $203.90 million partially offset by $23.70 million of net proceeds on sales of investments over purchases. During the first six months of 2019, net cash of $378.75 million was provided by financing activities due primarily to net growth of $409.73 million in deposits and net advances of $285.00 million in long-term FHLB advances. These funding activities were partially offset by a net repayment of $229.17 million in short-term borrowings and cash dividends paid of $69.73 million for the first six months of 2019. The net effect of the cash flow activities was an increase in cash and cash equivalents of $233.18 million for the first six months of 2019.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.32% at June 30, 2019 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.17%, 12.17% and 10.18%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $3.33 billion at June 30, 2019, which was an increase of $82.23 million or 2.53% from December 31, 2018. This increase was primarily due to the retention of earnings.

United’s equity to assets ratio was 16.77% at June 30, 2019 as compared to 16.89% at December 31, 2018. The primary capital ratio, capital and reserves to total assets and reserves, was 17.09% at June 30, 2019 as compared to 17.23% at December 31, 2018. United’s average equity to average asset ratio was 17.02% for the second quarter of 2019 as compared to 17.51% the second quarter of 2018. United’s average equity to average asset ratio was also 17.02% for the first half of 2019 as compared to 17.58% for the first half of 2018. All of these financial measurements reflect a financially sound position.
During the second quarter of 2019, United’s Board of Directors declared a cash dividend of $0.34 per share. Cash dividends were $0.68 per common share for the first six months of 2019. Total cash dividends declared were $34.69 million for the second quarter of 2019 and $69.45 million for the first six months of 2019 as compared to $35.58 million for the second quarter of 2018 and $71.33 million for the first six months of 2018.
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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2019 and December 31, 2018:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2019	December 31, 2018
+200	(1.97%)	(2.71%)
+100	(0.70%)	(1.29%)
-100	0.44%	0.97%
-200	(1.80%)	(0.97%)

At June 30, 2019, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.70% over one year as compared to a decrease of 1.29% at December 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.97% over one year as of June 30, 2019, as compared to a decrease of 2.71% as of December 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.44% over one year as of June 30, 2018 as compared to an increase of 0.97%, over one year as of December 31, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.80% over one year as of June 30, 2019 as compared to a decrease of 0.97% over one year as of December 31, 2018.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.78% in year two as of June 30, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.83% in year two as of June 30, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.85% in year two as of June 30, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.15% in year two as of June 30, 2019.
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
At June 30, 2019, United’s mortgage related securities portfolio had an amortized cost of $1.4 billion, of which approximately $1 billion or 73% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 3.4 years and a weighted average yield of 2.75%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.1 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 9.8%, or less than the price decline of a
4-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 15.1%.
United had approximately $182 million in balloon and other securities with a projected yield of 2.41% and a projected average life of 4.1 years on June 30, 2019. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 4.6 years and a weighted average maturity (WAM) of 4.4 years.
United had approximately $23 million in
15-year
mortgage backed securities with a projected yield of 3.00% and a projected average life of 3.2 years as of June 30, 2019. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.1 years and a weighted average maturity (WAM) of 10 years.
United had approximately $47 million in
20-year
mortgage backed securities with a projected yield of 2.71% and a projected average life of 4.5 years on June 30, 2019. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 5.8 years and a weighted average maturity (WAM) of 13.7 years.
United had approximately $57 million in
30-year
mortgage backed securities with a projected yield of 2.90% and a projected average life of 5.4 years on June 30, 2019. This portfolio consisted of seasoned
30-year
mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.8 years and a weighted average maturity (WAM) of 27.4 years.
The remaining 6% of the mortgage related securities portfolio at June 30, 2019, included adjustable rate securities (ARMs),
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2019 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended June 30, 2019, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended June 30, 2019 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2019	31,500	$36.19	31,500	2,096,500
5/01 – 5/31/2019	15,004	$36.50	15,000	2,081,500
6/01 – 6/30/2019	120,100	$36.17	120,100	1,961,400

Total	166,604	$36.20	166,600

(1)	Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. No shares were exchanged by participants in United’s long-term incentive plans for the quarter ended June 30, 2019.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2019, the following shares were purchased for the deferred compensation plan: May 2019 – 4 shares at an average price of $37.49.

(3)	In November of 2018, United’s Board of Directors approved a repurchase plan to repurchase up to 3,352,000 shares of United’s common stock on the open market (the 2018 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.
Item 4.	MINE SAFETY DISCLOSURES

None.
Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6. EXHIBITS
Index to exhibits required by Item 601 of Regulation

S-K

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.0-13322)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	August 9, 2019	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	August 9, 2019	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer