Form 10-Q
period 2019-09-30
UNITED BANKSHARES INC/WV
filed 2019-11-08
CIK 729986

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
W
ashington, D.C. 20549
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2019
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
October 31, 2019
, the registrant had
101,546,153
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The September 30, 2019 and December 31, 2018, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	September 30	December 31
	2019	2018
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$228,005	$187,886
Interest-bearing deposits with other banks	747,332	831,707
Federal funds sold	817	803

Total cash and cash equivalents	976,154	1,020,396
Securities available for sale at estimated fair value (amortized cost-$2,425,849 at September 30, 2019 and $2,360,884 at December 31, 2018)	2,452,097	2,337,039
Securities held to maturity (estimated fair value-$1,472 at September 30, 2019 and $18,655 at December 31, 2018)	1,471	19,999
Equity securities at estimated fair value	8,914	9,734
Other investment securities	210,830	176,955
Loans held for sale (at fair value-$407,463 at September 30, 2019 and $247,104 at December 31, 2018)	412,194	249,846
Loans	13,637,238	13,429,532
Less: Unearned income	(3,811)	(7,310)

Loans net of unearned income	13,633,427	13,422,222
Less: Allowance for loan losses	(77,098)	(76,703)

Net loans	13,556,329	13,345,519
Bank premises and equipment	94,800	95,245
Operating lease right-of-use assets	60,318	0
Goodwill	1,478,014	1,478,014
Accrued interest receivable	57,626	60,597
Other assets	442,714	457,154

TOTAL ASSETS	$19,751,461	$19,250,498

Liabilities
Deposits:
Noninterest-bearing	$4,572,122	$4,416,815
Interest-bearing	9,523,289	9,577,934

Total deposits	14,095,411	13,994,749
Borrowings:
Federal funds purchased	0	23,400
Securities sold under agreements to repurchase	129,966	152,927
Federal Home Loan Bank (FHLB) borrowings	1,672,448	1,439,198
Other long-term borrowings	235,849	234,905
Reserve for lending-related commitments	1,776	1,389
Operating lease liabilities	63,987	0
Accrued expenses and other liabilities	197,682	152,306

TOTAL LIABILITIES	16,397,119	15,998,874

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,464,161 and 105,239,121 at September 30, 2019 and December 31, 2018, respectively, including 3,908,465 and 2,915,633 shares in treasury at September 30, 2019 and December 31, 2018, respectively	263,660	263,098
Surplus	2,138,240	2,134,462
Retained earnings	1,104,837	1,013,037
Accumulated other comprehensive loss	(15,781)	(57,019)
Treasury stock, at cost	(136,614)	(101,954)

TOTAL SHAREHOLDERS’ EQUITY	3,354,342	3,251,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,751,461	$19,250,498

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$165,149	$164,229	$505,150	$472,451
Interest on federal funds sold and other short-term investments	6,236	5,485	17,478	13,867
Interest and dividends on securities:
Taxable	18,168	13,994	53,279	39,679
Tax-exempt	798	1,322	2,786	4,218

Total interest income	190,351	185,030	578,693	530,215

Interest expense
Interest on deposits	36,368	26,368	104,461	61,101
Interest on short-term borrowings	539	618	1,838	1,503
Interest on long-term borrowings	11,526	9,269	35,755	25,671

Total interest expense	48,433	36,255	142,054	88,275

Net interest income	141,918	148,775	436,639	441,940
Provision for loan losses	5,033	4,808	15,446	16,190

Net interest income after provision for loan losses	136,885	143,967	421,193	425,750

Other income
Fees from trust services	3,574	3,350	10,276	9,545
Fees from brokerage services	2,378	2,787	7,668	6,964
Fees from deposit services	8,702	8,673	25,219	25,323
Bankcard fees and merchant discounts	1,262	1,549	3,520	4,384
Other service charges, commissions, and fees	568	532	1,665	1,640
Income from bank-owned life insurance	1,280	1,251	4,433	3,776
Income from mortgage banking activities	24,019	13,277	59,404	46,539
Net investment securities gains (losses)	116	(152)	66	(692)
Other income	325	419	991	1,406

Total other income	42,224	31,686	113,242	98,885

Other expense
Employee compensation	46,313	41,312	129,563	125,268
Employee benefits	8,615	8,645	26,624	27,514
Net occupancy expense	8,698	9,273	26,116	27,776
Other real estate owned (OREO) expense	1,837	921	3,886	2,423
Equipment expense	3,698	3,892	10,688	10,328
Data processing expense	5,776	6,068	16,505	17,735
Bankcard processing expense	474	485	1,402	1,431
FDIC insurance expense	465	3,530	7,065	8,220
FHLB prepayment penalties	0	0	5,105	0
Other expense	20,258	19,189	58,800	56,482

Total other expense	96,134	93,315	285,754	277,177

Income before income taxes	82,975	82,338	248,681	247,458
Income taxes	17,010	17,926	51,867	55,066

Net income	$65,965	$64,412	$196,814	$192,392

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Earnings per common share:
Basic	$0.65	$0.62	$1.93	$1.84

Diluted	$0.65	$0.62	$1.93	$1.83

Average outstanding shares:
Basic	101,432,243	103,617,590	101,698,530	104,382,094
Diluted	101,711,740	103,933,959	101,967,135	104,679,876

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net income	$65,965	$64,412	$196,814	$192,392
Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	3,637	(7,579)	38,420	(30,853)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	0	2	0	4
Change in pension plan assets, net of tax	949	918	2,768	2,703

Comprehensive income, net of tax	$70,551	$57,753	$238,002	$164,246

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2019
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2019	105,239,121	$263,098	$2,134,462	$1,013,037	$(57,019)	$(101,954)	$3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income
Net income	0	0	0	63,642	0	0	63,642
Other comprehensive income, net of tax	0	0	0	0	17,699	0	17,699

Total comprehensive income, net of tax							81,341
Stock based compensation expense	0	0	1,113	0	0	0	1,113
Purchase of treasury stock (365,702 shares)	0	0	0	0	0	(12,072)	(12,072)
Cash dividends ($0.34 per share)	0	0	0	(34,759)	0	0	(34,759)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Common stock options exercised (33,816 shares)	33,816	84	559	0	0	0	643

Balance at March 31, 2019	105,399,364	263,498	2,135,818	1,040,871	(39,270)	(114,026)	3,286,891
Comprehensive income:
Net income	0	0	0	67,207	0	0	67,207
Other comprehensive income, net of tax	0	0	0	0	18,903	0	18,903

Total comprehensive income, net of tax							86,110
Stock based compensation expense	0	0	1,198	0	0	0	1,198
Purchase of treasury stock (166,604 shares)	0	0	0	0	0	(6,032)	(6,032)
Cash dividends ($0.34 per share)	0	0	0	(34,688)	0	0	(34,688)
Forfeiture of restricted stock (2,539 shares)	0	0	100	0	0	(100)	0
Common stock options exercised (14,144 shares)	14,144	36	343	0	0	0	379

Balance at June 30, 2019	105,413,508	263,534	2,137,459	1,073,390	(20,367)	(120,158)	3,333,858
Comprehensive income:
Net income	0	0	0	65,965	0	0	65,965
Other comprehensive income, net of tax	0	0	0	0	4,586	0	4,586

Total comprehensive income, net of tax							70,551
Stock based compensation expense	0	0	1,194	0	0	0	1,194
Distribution of treasury stock for deferred compensation plan (27 shares)	0	0	0	0	0	1	1
Purchase of treasury stock (456,404 shares)	0	0	0	0	0	(16,395)	(16,395)
Cash dividends ($0.34 per share)	0	0	0	(34,518)	0	0	(34,518)
Forfeiture of restricted stock (1,610 shares)	0	0	62	0	0	(62)	0
Common stock options exercised (50,653 shares)	50,653	126	(475)	0	0	0	(349)

Balance at September 30, 2019	105,464,161	$263,660	$2,138,240	$1,104,837	$(15,781)	$(136,614)	$3,354,342

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2018
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	$(42,025)	$(1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01	0	0	0	136	(136)	0	0
Reclass due to adopting Accounting Standard Update 2018-02	0	0	0	6,353	(6,353)	0	0
Comprehensive income:
Net income	0	0	0	61,706	0	0	61,706
Other comprehensive income, net of tax	0	0	0	0	(16,039)	0	(16,039)

Total comprehensive income, net of tax							45,667
Stock based compensation expense	0	0	968	0	0	0	968
Purchase of treasury stock (10,842 shares)	0	0	0	0	0	(404)	(404)
Cash dividends ($0.34 per share)	0			(35,748)	0	0	(35,748)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (683 shares)	0	0	27	0	0	(27)	0
Common stock options exercised (15,043 shares)	15,043	37	263	0	0	0	300

Balance at March 31, 2018	105,181,868	262,955	2,130,092	924,263	(64,553)	(1,444)	3,251,313
Comprehensive income:
Net income	0	0	0	66,274	0	0	66,274
Other comprehensive income, net of tax	0	0	0	0	(5,448)	0	(5,448)

Total comprehensive income, net of tax							60,826
Stock based compensation expense	0	0	1,024	0	0	0	1,024
Purchase of treasury stock (962,504 shares)	0	0	0	0	0	(35,580)	(35,580)
Cash dividends ($0.34 per share)	0	0	0	(35,584)	0	0	(35,584)
Forfeiture of restricted stock (2,170 shares)	0	0	82	0	0	(82)	0
Common stock options exercised (27,046 shares)	27,046	67	499	0	0	0	566

Balance at June 30, 2018	105,208,914	263,022	2,131,697	954,953	(70,001)	(37,106)	3,242,565
Comprehensive income:
Net income	0	0	0	64,412	0	0	64,412
Other comprehensive income, net of tax	0	0	0	0	(6,659)	0	(6,659)

Total comprehensive income, net of tax							57,753
Stock based compensation expense	0	0	1,024	0	0	0	1,024
Purchase of treasury stock (414,404 shares)	0	0	0	0	0	(15,339)	(15,339)
Distribution of treasury stock from deferred compensation plan (26 shares)	0	0	0	0	0	1	1
Cash dividends ($0.34 per share)	0	0	0	(35,303)	0	0	(35,303)
Forfeiture of restricted stock (1,400 shares)	0	0	55	0	0	(55)	0
Common stock options exercised (18,072 shares)	18,072	46	381	0	0	0	427

Balance at September 30, 2018	105,226,986	$263,068	$2,133,157	$984,062	$(76,660)	$(52,499)	$3,251,128

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Nine Months Ended
	September 30
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$90,956	$218,771

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	6,975	2
Proceeds from sales of securities available for sale	333,414	86,061
Proceeds from maturities and calls of securities available for sale	240,260	201,107
Purchases of securities available for sale	(630,162)	(629,760)
Proceeds from sales of equity securities	1,865	1,825
Purchases of equity securities	(742)	(598)
Proceeds from sales and redemptions of other investment securities	80,281	35,987
Purchases of other investment securities	(114,156)	(45,075)
Redemption of bank-owned life insurance policies	2,829	0
Purchases of bank premises and equipment	(6,800)	(4,439)
Proceeds from sales of bank premises and equipment	251	2,171
Proceeds from the sales of OREO properties	4,620	9,105
Net change in loans	(205,480)	(248,623)

NET CASH USED IN INVESTING ACTIVITIES	(286,845)	(592,237)

FINANCING ACTIVITIES
Cash dividends paid	(104,421)	(107,046)
Acquisition of treasury stock	(34,499)	(51,323)
Proceeds from exercise of stock options	672	1,277
Repayment of long-term Federal Home Loan Bank borrowings	(1,115,000)	(635,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,325,000	650,000
Repayment of trust preferred issuance	0	(9,374)
Distribution of treasury stock for deferred compensation plan	1	1
Changes in:
Deposits	101,255	261,529
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(21,361)	(148,079)

NET CASH PROVIDED BY ( USED IN ) FINANCING ACTIVITIES	151,647	(38,015)

Decrease in cash and cash equivalents	(44,242)	(411,481)

Cash and cash equivalents at beginning of year	1,020,396	1,666,167

Cash and cash equivalents at end of period	$976,154	$1,254,686

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$9,386	$1,809
Transfer of held to maturity debt securities to available for sale debt securities	11,544	0

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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2019 and 2018 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in United’s 2018 Annual Report to Shareholders. The accounting and reporting policies followed in the presentation of these financial statements are consistent with those applied in the preparation of the 2018 Annual Report of United on Form
10-K.
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
—
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
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments – Credit Losses” which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No.
 2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In May 2019, the FASB issued Accounting Standards Update (ASU) No.
 2019-05
“Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief” which amends ASU
2016-13
to allow companies to irrevocably elect, upon adoption of ASU
2016-13,
the fair value option on financial instruments that were previously recorded at amortized cost and are within the scope of ASC
326-20
if the instruments are eligible for the fair value option under ASC
825-10.
The fair value option election does not apply to
held-to-maturity
debt securities. Entities are required to make this election on an instrument-by-instrument
basis. ASU No.
 2019-05
is effective on the same date as ASU No.
 2016-13,
which is January 1, 2020 for United, with early adoption permitted. To this point, United has engaged a third-party service provider to assist with the implementation of the new accounting standard. In addition, United has selected loss estimation methodologies for its allowance for credit losses, evaluated and addressed data gaps within the model, performed testing on the chosen methodologies and determined a qualitative adjustment methodology that aligns with the requirements of the new standard. Implementation, testing and validation is in process surrounding United’s reasonable methodologies and supportable forecast period, model assumptions and subsequent reversion period to historical loss rates. Progress continues regarding the documentation of the new standard and internal controls as well as changes to financial statement disclosures. United will address validation findings and perform parallel runs when appropriate to evaluate the impact that the adoption of ASU
2016-13
will have on the financial statements and disclosures.
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

	September 30, 2019
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$63,444	$591	$1	$64,034	$0
State and political subdivisions	234,552	4,588	625	238,515	0
Residential mortgage-backed securities
Agency	853,521	14,493	733	867,281	0
Non-agency	3,533	462	0	3,995	86
Commercial mortgage-backed securities
Agency	611,038	11,751	1,137	621,652	0
Asset-backed securities	284,593	0	4,886	279,707	0
Trust preferred collateralized debt obligations	6,130	0	1,061	5,069	661
Single issue trust preferred securities	18,188	172	1,816	16,544	0
Other corporate securities	350,850	4,485	35	355,300	0

Total	$2,425,849	$36,542	$10,294	$2,452,097	$747

	December 31, 2018
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,285	$35	$430	$85,890	$0
State and political subdivisions	212,670	439	4,121	208,988	0
Residential mortgage-backed securities
Agency	1,047,345	3,235	14,930	1,035,650	0
Non-agency	3,927	332	0	4,259	86
Commercial mortgage-backed securities
Agency	560,634	996	7,030	554,600	0
Asset-backed securities	272,459	450	939	271,970	0
Trust preferred collateralized debt obligations	6,176	91	350	5,917	2,586
Single issue trust preferred securities	8,754	169	561	8,362	0
Other corporate securities	162,634	118	1,349	161,403	0

Total	$2,360,884	$5,865	$29,710	$2,337,039	$2,672

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2019 and December 31, 2018.

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
September 30, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,420	$1	$0	$0
State and political subdivisions	62,394	614	2,946	11
Residential mortgage-backed securities
Agency	30,433	101	82,977	632
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	145,382	962	54,441	175
Asset-backed securities	243,909	4,084	35,798	802
Trust preferred collateralized debt obligations	2,969	661	2,100	400
Single issue trust preferred securities	0	0	13,332	1,816
Other corporate securities	8,978	35	0	0

Total	$495,485	$6,458	$191,594	$3,836

	Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
December 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,072	$250	$7,374	$180
State and political subdivisions	53,421	544	94,337	3,577
Residential mortgage-backed securities
Agency	195,009	1,597	508,041	13,333
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	107,443	1,124	294,129	5,906
Asset-backed securities	151,427	939	0	0
Trust preferred collateralized debt obligations	0	0	2,150	350
Single issue trust preferred securities	0	0	5,163	561
Other corporate securities	129,709	1,233	6,879	116

Total	$703,081	$5,687	$918,073	$24,023

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

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Proceeds from sales and calls	$188,911	$109,093	$573,674	$283,953
Gross realized gains	412	93	1,166	1,314
Gross realized losses	346	207	1,318	1,604
At September 30, 2019, gross unrealized losses on available for sale securities were $10,294 on 145 securities of a total portfolio of 738 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2019 consisted primarily of asset-backed securities, agency commercial mortgage-backed securities, single issue trust preferred securities
,
and trust preferred collateralized debt obligations.

The asset-backed securities are backed by Federal Family Education Loan Program
 (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion.

The

agency
commercial
 mortgage-backed securities relate to
commercial
properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The single issue trust preferred securities and the trust preferred collateralized debt obligations
relate
mainly
to securities of financial institutions.
In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $234,552 at September 30, 2019. As of September 30, 2019, approximately 71% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than one percent of the portfolio was rated below investment grade as of September 30, 2019. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at September 30, 2019.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,464,559 at September 30, 2019. Of the $1,464,559 amount, $611,038 was related to agency commercial mortgage-backed securities and $853,521 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at September 30, 2019.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $3,533 at September 30, 2019. Of the $
3,533

amount, $2 was rated above investment grade and $3,531 was rated below investment grade. The entire portfolio of the non-agency
residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that
n
one of the
non-agency
mortgage-backed securities w
ere
other-than-temporarily impaired at September 30, 2019.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2019 consisted of $4,040 in investment grade bonds, $5,936 in split rated bonds, $2,480 in below investment grade rated bonds, and $5,732 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2019, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired.
Trust preferred collateralized debt obligations (Trup Cdos)
The total amortized cost balance of United’s Trup Cdo portfolio was $6,130 as of September 30, 2019. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of September 30, 2019, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.
To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Based on this review, management determined that one of the Trup Cdo securities was other-than-temporarily impaired as of September 30, 2019. The total amount of OTTI recognized in earnings on this security during the third quarter of 2019 was $9.
Corporate securities
As of September 30, 2019, United’s Corporate securities portfolio had a total amortized cost balance of $350,850. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $
350,850
, 92% was investment grade rated and 8% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities were other-than-temporarily impaired at September 30, 2019.
Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Balance of cumulative credit losses at beginning of period	$3,192	$3,199	$3,138	$18,060
Additional credit losses on securities for which OTTI was previously recognized	9	0	63	0
Reductions for securities sold or paid off during the period	0	0	0	(14,861)

Balance of cumulative credit losses at end of period	$3,201	$3,199	$3,201	$3,199

The amortized cost and estimated fair value of securities available for sale at September 30, 2019 and December 31, 2018 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$110,865	$111,001	$77,534	$77,266
Due after one year through five years	568,839	576,687	518,975	514,734
Due after five years through ten years	549,442	558,540	483,567	477,135
Due after ten years	1,196,703	1,205,869	1,280,808	1,267,904

Total	$2,425,849	$2,452,097	$2,360,884	$2,337,039

Securities Held to Maturity
The amortized cost and estimated fair values of securities held to maturity are summarized as follows:

	September 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25	$0	$0	$25
State and political subdivisions	1,426	1	0	1,427
Residential mortgage-backed securities
Agency	0	0	0	0
Single issue trust preferred securities	0	0	0	0
Other corporate securities	20	0	0	20

Total	$1,471	$1	$0	$1,472

	December 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,074	$90	$0	$5,164
State and political subdivisions	5,473	7	1	5,479
Residential mortgage-backed securities
Agency	20	2	0	22
Single issue trust preferred securities	9,412	0	1,442	7,970
Other corporate securities	20	0	0	20

Total	$19,999	$99	$1,443	$18,655

There were no gross realized gains or losses on calls and sales of held to maturity securities included in earnings for the third quarter and first nine months of 2019 and 2018.
The amortized cost and estimated fair value of debt securities held to maturity at September 30, 2019 and December 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2019		December 31, 2018
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$235	$235	$7,913	$8,005
Due after one year through five years	216	217	1,059	1,061
Due after five years through ten years	0	0	8,030	7,134
Due after ten years	1,020	1,020	2,997	2,455

Total	$1,471	$1,472	$19,999	$18,655

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $8,914 at September 30, 2019 and $9,734 at December 31, 2018.

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net gains (losses) recognized during the period	$59	$(38)	$302	$(102)
Net gains (losses) recognized during the period on equity securities sold	(1)	(2)	133	(4)
Unrealized gains recognized during the period on equity securities still held at period end	60	0	181	50
Unrealized losses recognized during the period on equity securities still held at period end	0	(36)	(12)	(148)
Other investment securities
During the third quarter of 2019, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2019 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third
quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,568,888 and $1,887,176 at September 30, 2019 and December 31, 2018 respectively.

3. LOANS
Major classes of loans are as follows:

	September 30, 2019	December 31, 2018
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,221,647	$1,291,790
Nonowner-occupied commercial real estate	4,241,682	4,303,613
Other commercial loans	2,107,865	1,957,641

Total commercial, financial & agricultural	7,571,194	7,553,044
Residential real estate	3,644,568	3,501,393
Construction & land development	1,300,881	1,410,468
Consumer:
Bankcard	9,532	10,203
Other consumer	1,111,063	954,424

Total gross loans	$13,637,238	$13,429,532

The table above does not include loans held for sale of $412,194 and $249,846 at September 30, 2019 and December 31, 2018, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
The outstanding balances in the table above include previously acquired impaired loans with a recorded investment of $103,017 or less th
an
 1% of total gross loans at September 30, 2019 and $149,737 or 1.12% of total gross loans at December 31, 2018. The contractual principal in these acquired impaired loans was $134,125 and $195,706 at September 30, 2019 and December 31, 2018, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans.
Activity for the accretable yield for the first nine months of 2019 follows:

Accretable yield at the beginning of the period	$26,289
Accretion (including cash recoveries)	(8,303)
Additions	0
Net reclassifications to accretable from non-accretable	8,746
Disposals (including maturities, foreclosures, and charge-offs)	(4,649)

Accretable yield at the end of the period	$22,083

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $45,800 and $93,282 at September 30, 2019 and December 31, 2018, respectively.
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
A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of September 30, 2019, United had TDRs of $60,559 as compared to $59,425 as of December 31, 2018. Of the $60,559 aggregate balance of TDRs at September 30, 2019, $50,757 was on nonaccrual and $1,115 were
30-89
days past due. Of the $59,425 aggregate balance of TDRs at December 31, 2018, $48,899 were on nonaccrual and $690 were 90 days or more past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of September 30, 2019, there was a commitment to lend additional funds of $293 to one debtor owing receivables whose terms have been modified in TDRs. During the third quarter of 2019, $24 was advanced to this debtor under a loan that had been previously modified
.

At September 30, 2019, United had restructured loans in the amount of $1,728 that were modified by a reduction in the interest rate, $1,784 that were modified by a combination of a reduction in the interest rate and the principal and $57,047 that were modified by a change in terms.
A loan acquired and accounted for under ASC Topic
310-30
“Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.
The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2019 and 2018, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	September 30, 2019			September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$1,030	$1,030	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	1	5,137	5,076	5	7,420	7,364
Residential real estate	0	0	0	1	272	272
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$6,167	$6,106	6	$7,692	$7,636

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2019 and 2018, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2019			September 30, 2018
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$1,179	$1,179	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	3	5,962	5,849	9	16,992	16,890
Residential real estate	3	2,258	2,022	3	7,225	7,225
Construction & land development	3	2,266	2,214	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	11	$11,665	$11,264	12	$24,217	$24,115

During the third quarter of 2019, $6,106 of restructured loans were modified by a change in terms. For the first nine months of 2019, $246 thousand of restructured loans were modified by an interest rate reduction and $11,018 of restructured loans were modified by a change in terms. During the third quarter and first nine months of 2018, $7,636 and $24,115 of restructured loans were modified by a change in loan terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification
balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2019 and had charge-offs during the three and
nine months ended September 30, 2019.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	534	2	1,477
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$534	2	$1,477

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the three months and nine months ended September 30, 2018.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	622	1	622
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$622	1	$622

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:
Age Analysis of Past Due Loans
As of September 30, 2019

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$17,635	$13,463	$31,098	$1,190,549	$1,221,647	$1,105
Nonowner-occupied	14,171	19,342	33,513	4,208,169	4,241,682	471
Other commercial	11,446	53,250	64,696	2,043,169	2,107,865	533
Residential real estate	33,863	27,155	61,018	3,583,550	3,644,568	6,248
Construction & land development	5,299	16,024	21,323	1,279,558	1,300,881	478
Consumer:
Bankcard	303	155	458	9,074	9,532	155
Other consumer	8,959	1,092	10,051	1,101,012	1,111,063	850

Total	$91,676	$130,481	$222,157	$13,415,081	$13,637,238	$9,840

(1)	Other includes loans with a recorded investment of $103,017 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.
Age Analysis of Past Due Loans
As of December 31, 2018

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,224	$17,742	$26,966	$1,264,824	$1,291,790	$629
Nonowner-occupied	16,108	18,092	34,200	4,269,413	4,303,613	1,171
Other commercial	13,556	46,040	59,596	1,898,045	1,957,641	2,850
Residential real estate	37,111	30,278	67,389	3,434,004	3,501,393	9,141
Construction & land development	8,462	19,412	27,874	1,382,594	1,410,468	680
Consumer:
Bankcard	657	177	834	9,369	10,203	177
Other consumer	8,909	1,243	10,152	944,272	954,424	893

Total	$94,027	$132,984	$227,011	$13,202,521	$13,429,532	$15,541

(1)	Other includes loans with a recorded investment of $149,737 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:
Loans on Nonaccrual Status

	September 30, 2019	December 31, 2018
Commercial real estate:
Owner-occupied	$12,358	$17,113
Nonowner-occupied	18,871	16,921
Other commercial	52,717	43,190
Residential real estate	20,907	21,137
Construction & land development	15,546	18,732
Consumer:
Bankcard	0	0
Other consumer	242	350

Total	$120,641	$117,443

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

The following tables set forth United’s credit quality indicators information, by class of loans:
Credit Quality Indicators
Corporate Credit Exposure

As of September 30, 2019
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,147,536	$4,141,992	$1,964,260	$1,221,350
Special mention	20,588	27,493	62,015	10,105
Substandard	53,164	72,197	81,320	69,426
Doubtful	359	0	270	0

Total	$1,221,647	$4,241,682	$2,107,865	$1,300,881

As of December 31, 2018
	Commercial Real Estate		Other Commercial	Construction & Land Development
	Owner- occupied	Nonowner- occupied
Grade:
Pass	$1,201,387	$4,161,149	$1,858,821	$1,330,899
Special mention	34,487	46,442	14,424	28,629
Substandard	55,916	96,022	81,946	50,940
Doubtful	0	0	2,450	0

Total	$1,291,790	$4,303,613	$1,957,641	$1,410,468

Credit Quality Indicators
Consumer Credit Exposure

As of September 30, 2019
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,596,942	$9,073	$1,100,971
Special mention	9,776	304	8,962
Substandard	37,850	155	1,130
Doubtful	0	0	0

Total	$3,644,568	$9,532	$1,111,063

As of December 31, 2018
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,436,584	$9,369	$944,241
Special mention	19,051	657	8,914
Substandard	45,758	177	1,269
Doubtful	0	0	0

Total	$3,501,393	$10,203	$954,424

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

The following table sets forth United’s impaired loans information, by class of loans:

	Impaired Loans
	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$68,541	$70,625	$0	$63,633	$63,798	$0
Nonowner-occupied	45,039	45,232	0	98,845	98,904	0
Other commercial	59,855	67,441	0	40,291	50,459	0
Residential real estate	31,992	33,864	0	28,207	29,279	0
Construction & land development	29,900	35,825	0	37,174	40,459	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	27	27	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$1,066	$1,066	$25	$10,004	$10,004	$2,542
Nonowner-occupied	13,515	13,623	1,900	15,720	15,720	2,715
Other commercial	40,866	43,250	10,491	61,266	62,812	17,581
Residential real estate	6,080	6,081	433	19,623	22,064	3,265
Construction & land development	14,877	16,927	1,937	14,742	19,446	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$69,607	$71,691	$25	$73,637	$73,802	$2,542
Nonowner-occupied	58,554	58,855	1,900	114,565	114,624	2,715
Other commercial	100,721	110,691	10,491	101,557	113,271	17,581
Residential real estate	38,072	39,945	433	47,830	51,343	3,265
Construction & land development	44,777	52,752	1,937	51,916	59,905	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	31	31	0	27	27	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$70,245	$425	$65,625	$365
Nonowner-occupied	47,633	261	99,005	311
Other commercial	61,488	257	56,489	313
Residential real estate	33,482	146	28,753	144
Construction & land development	33,384	193	41,036	278
Consumer:
Bankcard	0	0	0	0
Other consumer	31	0	23	0

	Impaired Loans
	For the Three Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,004	$0	$7,378	$6
Nonowner-occupied	11,943	63	12,465	189
Other commercial	38,016	11	47,563	305
Residential real estate	9,047	9	14,975	57
Construction & land development	14,481	32	9,408	20
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,249	$425	$73,003	$371
Nonowner-occupied	59,576	324	111,470	500
Other commercial	99,504	268	104,052	618
Residential real estate	42,529	155	43,728	201
Construction & land development	47,865	225	50,444	298
Consumer:
Bankcard	0	0	0	0
Other consumer	31	0	23	0

	Impaired Loans
	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$69,547	$1,354	$69,009	$1,101
Nonowner-occupied	60,594	914	105,199	928
Other commercial	55,058	790	55,124	1,020
Residential real estate	32,189	479	27,210	501
Construction & land development	34,403	602	43,464	707
Consumer:
Bankcard	0	0	0	0
Other consumer	30	0	29	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,830	$0	$6,876	$18
Nonowner-occupied	12,645	192	11,158	251
Other commercial	41,383	139	47,736	380
Residential real estate	11,661	73	13,946	247
Construction & land development	14,567	87	6,944	60
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$73,377	$1,354	$75,885	$1,119
Nonowner-occupied	73,239	1,106	116,357	1,179
Other commercial	96,441	929	102,860	1,400
Residential real estate	43,850	552	41,156	748
Construction & land development	48,970	689	50,408	767
Consumer:
Bankcard	0	0	0	0
Other consumer	30	0	29	0

At September 30, 2019 and December 31, 2018, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $
18,367
and $
16,865
, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,454 and $520, respectively.
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
For loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that United will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). For the three and nine months ended September 30, 2019, the amount of provision for loan losses related to loans acquired that have evidence of deterioration of credit quality resulted in provision for loan losses expense of $631 and $3,899, respectively, as compared to a provision for loan losses expense of $924 and $3,004, respectively, for the three and nine months ended September 30, 2018.
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,776 and $1,389 at September 30, 2019 and December 31, 2018, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:
Allowance for Loan Losses
For the Three Months Ended September 30, 2019

	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,597	$6,041	$44,709	$10,172	$6,925	$2,723	$233	$76,400
Charge-offs	(1,340)	(509)	(2,135)	(942)	(0)	(478)	(0)	(5,404)
Recoveries	145	16	703	69	12	124	0	1,069
Provision	786	1,118	3,464	14	(750)	529	(128)	5,033

Ending balance	$5,188	$6,666	$46,741	$9,313	$6,187	$2,898	$105	$77,098

Allowance for Loan Losses and Carrying Amount of Loans
For the Nine Months Ended September 30, 2019
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,861)	(578)	(6,714)	(1,692)	(573)	(1,988)	(0)	(19,406)
Recoveries	1,763	57	1,420	423	164	528	0	4,355
Provision	6,223	268	10,694	(1,866)	(1,396)	1,663	(140)	15,446

Ending balance	$5,188	$6,666	$46,741	$9,313	$6,187	$2,898	$105	$77,098

Allowance for Loan Losses and Carrying Amount of Loans
For the Nine Months Ended September 30, 2019
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Ending Balance: individually evaluated for impairment	$25	$1,900	$10,490	$433	$1,937	$0	$0	$14,785
Ending Balance: collectively evaluated for impairment	$5,163	$4,766	$36,251	$8,880	$4,250	$2,898	$105	$62,313
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,221,647	$4,241,682	$2,107,865	$3,644,568	$1,300,881	$1,120,595	$0	$13,637,238
Ending Balance: individually evaluated for impairment	$21,913	$28,000	$57,465	$12,628	$14,877	$0	$0	$134,883
Ending Balance: collectively evaluated for impairment	$1,174,677	$4,197,103	$2,014,164	$3,621,758	$1,271,072	$1,120,564	$0	$13,399,338
Ending Balance: loans acquired with deteriorated credit quality	$25,057	$16,579	$36,236	$10,182	$14,932	$31	$0	$103,017

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2018
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	(3,225)	(314)	(16,424)	(3,162)	(2,731)	(2,750)	(0)	(28,606)
Recoveries	1,189	563	2,944	1,114	197	662	0	6,669
Provision	1,698	301	9,632	4,569	3,339	2,302	172	22,013

Ending balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703

Ending Balance: individually evaluated for impairment	$2,543	$2,715	$17,581	$3,265	$2,254	$0	$0	$28,358
Ending Balance: collectively evaluated for impairment	$2,520	$4,204	$23,760	$9,183	$5,738	$2,695	$245	$48,345
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2018
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Financing receivables:
Ending balance	$1,291,790	$4,303,613	$1,957,641	$3,501,393	$1,410,468	$964,627	$0	$13,429,532
Ending Balance: individually evaluated for impairment	$27,599	$25,231	$72,300	$21,998	$14,807	$0	$0	$161,935
Ending Balance: collectively evaluated for impairment	$1,234,919	$4,215,060	$1,860,085	$3,468,356	$1,374,840	$964,600	$0	$13,117,860
Ending Balance: loans acquired with deteriorated credit quality	$29,272	$63,322	$25,256	$11,039	$20,821	$27	$0	$149,737
6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(67,754)	$0	$0	$98,359	$(67,754)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2018
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(62,492)	$0	$0	$98,359	$(62,492)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2018	$1,472,699	$5,315	$1,478,014
Additions to goodwill	0	0	0

Goodwill at September 30, 2019	$1,472,699	$5,315	$1,478,014

United incurred amortization expense on intangible assets of $1,754 and $5,262 for the quarter and nine months ended September 30, 2019, respectively, and $2,009 and $6,029 for the quarter and nine months ended September 30, 2018, respectively.
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

The components of lease expense were as follows:

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Net occupancy expense	$4,864	$14,571
Sublease income	Net occupancy expense	(197)	(671)

Net lease cost		$4,667	$13,900

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$60,318
Operating lease liabilities	Operating lease liabilities	$63,987
Other information related to leases was as follows:

September 30, 2019
Weighted-average remaining lease term:
Operating leases	5.01 years
Weighted-average discount rate:
Operating leases	3.23%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,903	$14,552
ROU assets obtained in the exchange for lease liabilties	1,537	5,953
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2018, consists of the following as of September 30, 2019 and December 31, 2018:

	Amount
Year	As of September 30, 2019	As of December 31, 2018
2019	$4,817	$18,590
2020	17,415	16,359
2021	14,868	13,850
2022	11,206	10,269
2023	8,431	7,600
Thereafter	12,798	10,640

Total lease payments	69,535	77,308
Less: imputed interest	(5,548)	(0)

Total	$63,987	$77,308

8. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2019, United did not have any federal funds purchased while total securities sold under agreements to repurchase (REPOs) were $129,966. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2019, United had no outstanding balance under this line of credit.

9. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2019, United had an unused borrowing amount of approximately $3,894,693 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2019, $1,672,448 of FHLB advances with a weighted-average interest rate of 2.11% are scheduled to mature within the next six years.
 Overnight funds of $200,000 with an interest rate of 2.15% are included in the FHLB advances of $1,672,448 at September 30, 2019.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2019	$220,918
2020	591,837
2021	827,636
2022	20,918
2023 and thereafter	11,139

Total	$1,672,448

At September 30, 2019, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2019 and December 31, 2018, the outstanding balance of the Debentures was $235,849 and $234,905, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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

3
5

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $3,831,866 and $3,826,370 of loan commitments outstanding as of September 30, 2019 and December 31, 2018, respectively, approximately half of which contractually expire within one year. Included in the September 30, 2019 amount are commitments to extend credit of $311,366 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2019, United had $5,092 of commercial letters of credit outstanding. As of December 31, 2018, United had no outstanding commercial letters of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $136,962 and $141,032 as of September 30, 2019 and December 31, 2018, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $1,173 as of September 30, 2019.
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

3
6

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

3
7

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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2019 and December 31, 2018.

	Asset Derivatives
	September 30, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$0	$0	Other assets	$85,623	$1,859

Total derivatives designated as hedging instruments		$0	$0		$85,623	$1,859

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	30,969	44	Other assets	21,604	542
Interest rate lock commitments	Other assets	262,313	7,030	Other assets	93,955	4,103

Total derivatives not designated as hedging instruments		$293,282	$7,074		$115,559	$4,645

Total asset derivatives		$293,282	$7,074		$201,182	$6,504

3
8

	Liability Derivatives
	September 30, 2019			December 31, 2018
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$83,328	$3,921	Other liabilities	$0	$0

Total derivatives designated as hedging instruments		$83,328	$3,921		$0	$0

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	427,500	835	Other liabilities	200,281	3,002
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$427,500	$835		$200,281	$3,002

Total liability derivatives		$510,828	$4,756		$200,281	$3,002

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2019.

		September 30, 2019
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$82,470	$(3,921)	$0
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

3
9

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2019	September 30, 2018
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(187)	$(24)

Total derivatives in hedging relationships		$(187)	$(24)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	44	(197)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	2,641	2,583
Interest rate lock commitments	Income from Mortgage Banking Activities	602	(3,262)

Total derivatives not designated as hedging instruments		$3,287	$(876)

Total derivatives		$3,100	$(900)

		Nine Months Ended
	Income Statement Location	September 30, 2019	September 30, 2018
Derivatives in fair value hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/(expense)	$(285)	$(42)
Cash Flow Hedges:
Forward loan sales commitments	Other income	0	0

Total derivatives in hedging relationships		$(285)	$(42)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	916	(12)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	2,167	1,473
Interest rate lock commitments	Income from Mortgage Banking Activities	6,472	(1,643)

Total derivatives not designated as hedging instruments		$9,555	$(182)

Total derivatives		$9,270	$(224)

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2019, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2019. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a

4
1

significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available for sale Trup Cdos as Level 3. Based upon management’s review of the market conditions for Trup Cdos, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value as management has elected the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.25% to 0.59% with a weighted average increase of 0.40%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit

4
2

worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 2 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.25% to 0.59% with a weighted average increase of 0.40%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2019 Using
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$64,034	$0	$64,034	$0
State and political subdivisions	238,515	0	238,515	0
Residential mortgage-backed securities
Agency	867,281	0	867,281	0
Non-agency	3,995	0	3,995	0
Commercial mortgage-backed securities
Agency	621,652	0	621,652	0
Asset-backed securities	279,707	0	279,707	0
Trust preferred collateralized debt obligations	5,069	0	0	5,069
Single issue trust preferred securities	16,544	0	16,544	0
Other corporate securities	355,300	6,673	348,627	0

Total available for sale securities	2,452,097	6,673	2,440,355	5,069
Equity securities:
Financial services industry	159	159	0	0
Equity mutual funds (1)	3,965	3,965	0	0
Other equity securities	4,790	4,790	0	0

Total equity securities	8,914	8,914	0	0
Loans held for sale	407,463	0	0	407,463
Derivative financial assets:

4
3

		Fair Value at September 30, 2019 Using
Description	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	0	0	0	0
Forward sales commitments	44	0	44	0
Interest rate lock commitments	7,030	0	0	7,030

Total derivative financial assets	7,074	0	44	7,030
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,921	0	3.921	0
TBA mortgage-backed securities	835	0	835	0

Total derivative financial liabilities	4,756	0	4,756	0
(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2018 Using
Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,890	$0	$85,890	$0
State and political subdivisions	208,988	0	208,988	0
Residential mortgage-backed securities
Agency	1,035,650	0	1,035,650	0
Non-agency	4,259	0	4,259	0
Commercial mortgage-backed securities
Agency	554,600	0	554,600	0
Asset-backed securities	271,970	0	271,970	0
Trust preferred collateralized debt obligations	5,917	0	0	5,917
Single issue trust preferred securities	8,362	0	8,362	0
Other corporate securities	161,403	6,822	154,581	0

Total available for sale securities	2,337,039	6,822	2,324,300	5,917
Equity securities:
Financial services industry	140	140	0	0
Equity mutual funds (1)	4,954	4,954	0	0
Other equity securities	4,640	4,640	0	0

Total equity securities	9,734	9,734	0	0
Loans held for sale	247,104	0	0	247,104
Derivative financial assets:
Interest rate swap contracts	1,859	0	1,859	0
Forward sales commitments	542	0	542	0
Interest rate lock commitments	4,103	0	0	4,103

Total derivative financial assets	6,504	0	2,401	4,103

Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	3,002	0	3,002	0

Total derivative financial liabilities	3,002	0	3,002	0

4
4

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2019 and the year ended December 31, 2018.
The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2019	December 31, 2018
Balance, beginning of period	$5,917	$34,269
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(62)	28
Included in other comprehensive income	(786)	920
Purchases, issuances, and settlements	0	0
Sales	0	(29,300)
Transfers in and/or out of Level 3	0	0

Balance, end of period	$5,069	$5,917

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	September 30, 2019	December 31, 2018
Balance, beginning of period	$247,104	$263,308
Originations	2,164,410	2,619,454
Sales	(2,067,954)	(2,676,797)
Total gains or losses during the period recognized in earnings	63,903	68,555
Transfers in and/or out of Level 3	0	(27,416)

Balance, end of period	$407,463	$247,104

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2019	December 31, 2018
Balance, beginning of period	$4,103	$4,559
Transfers other	2,927	(456)

Balance, end of period	$7,030	$4,103

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

4
5

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or
-market
accounting or write-downs of individual assets.
Fair Value Option
United elected the fair value option for the loans held for sale in its mortgage banking segment to mitigate a divergence between accounting losses and economic exposure.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$(1,304)	$(5,929)

Description	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$5,238	$(2,838)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2019			December 31, 2018
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$399,341	$407,463	$8,122	$241,293	$247,104	$5,811

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
No
nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2019. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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

4
6

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
No
other fair value measurement of intangible assets was made during the first nine months of 2019 and 2018.

4
7

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description		Carrying value at September 30, 2019
	Balance as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$4,731	$0	$4,731	$0	$(4)
Impaired Loans	76,404	0	69,560	6,844	2,795
OREO	18,367	0	18,291	76	(1,453)

Description		Carrying value at December 31, 2018
	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$2,742	$0	$2,742	$0	$(3)
Impaired Loans	121,355	0	108,899	12,456	(12,301)
OREO	16,865	0	16,865	0	(910)
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

4
8

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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments, including those measured at amortized cost on the balance sheet, are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Cash and cash equivalents	$976,154	$976,154	$0	$976,154	$0
Securities available for sale	2,452,097	2,452,097	6,673	2,440,355	5,069
Securities held to maturity	1,471	1,472	0	452	1,020
Equity securities	8,914	8,914	8,914	0	0
Other securities	210,830	200,288	0	0	200,288
Loans held for sale	412,194	412,194	0	4,731	407,463
Net l oans	13,556,427	13,051,670	0	0	13,051,670
Derivative financial assets	7,074	7,074	0	44	7,030
Deposits	14,095,411	14,071,344	0	14,071,344	0
Short-term borrowings	329,966	329,966	0	329,966	0
Long-term borrowings	1,708,297	1,688,577	0	1,688,577	0
Derivative financial liabilities	4,756	4,756	0	4,756	0
December 31, 2018
Cash and cash equivalents	$1,020,396	$1,020,396	$0	$1,020,396	$0
Securities available for sale	2,337,039	2,337,039	6,822	2,324,300	5,917
Securities held to maturity	19,999	18,655	0	15,635	3,020
Equity securities	9,734	9,734	9,734	0	0
Other securities	176,955	168,107	0	0	168,107
Loans held for sale	249,846	249,846	0	2,742	247,104
Net l oans	13,345,519	12,657,073	0	0	12,657,073
Derivative financial assets	6,504	6,504	0	2,401	4,103
Deposits	13,994,749	13,954,574	0	13,954,574	0
Short-term borrowings	351,327	351,327	0	351,327	0
Long-term borrowings	1,499,103	1,475,237	0	1,475,237	0
Derivative financial liabilities	3,002	3,002	0	3,002	0

4
9

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
Compensation expense of $1,194 and $3,505 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2019, respectively, as compared to the compensation expense of $1,024 and $3,016 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2018, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of September 30, 2019, and the changes during the first nine months of 2019 are presented below:

	Nine Months Ended September 30, 2019
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2019	1,730,389			$32.43
Granted	240,205			38.49
Exercised	(98,613)			22.86
Forfeited or expired	(116,561)			25.20

Outstanding at September 30, 2019	1,755,420	$8,251,397	5.8	$34.27

Exercisable at September 30, 2019	1,165,233	$8,074,702	4.4	$31.71

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	575,672	$7.86
Granted	240,205	7.16
Vested	(210,876)	7.74
Forfeited or expired	(14,814)	7.55

Nonvested at September 30, 2019	590,187	$7.62

During the nine months ended September 30, 2019 and 2018, 98,613 and 60,161 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2019 and 2018 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2019 and 2018 was $1,463 and $851 respectively.
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
The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	199,303	$39.67
Granted	126,427	38.49
Vested	(73,535)	39.28
Forfeited	(4,149)	39.08

Outstanding at September 30, 2019	248,046	$39.19

14. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. During the first nine months of 2018, United made discretionary contributions of $7,000. No discretionary contributions were made during the first nine months of 2019.
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

5
1

Included in accumulated other comprehensive income at December 31, 2018 are unrecognized actuarial losses of $55,535 ($42,595 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2019 is $4,744 ($3,639 net of tax).
Net periodic pension cost for the three and nine months ended September 30, 2019 and 2018 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Service cost	$567	$673	$1,683	$1,997
Interest cost	1,474	1,324	4,375	3,927
Expected return on plan assets	(2,382)	(2,578)	(7,068)	(7,651)
Recognized net actuarial loss	1,198	1,174	3,553	3,485

Net periodic pension (benefit) cost	$857	$593	$2,543	$1,758

Weighted-Average Assumptions:
Discount rate	4.52%	3.83%	4.52%	3.83%
Expected return on assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase (prior to age 45)	3.50%	3.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

15. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2019 and 2018, the total amount of accrued interest related to uncertain tax positions was $641 and $649, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016, 2017 and 2018 and certain State Taxing authorities for the years ended December 31, 2016 through 2018.
United’s effective tax rate was 20.50% and 20.86% for the third quarter and first nine months of 2019 and 21.77% and 22.25% for the third quarter and first nine months of 2018.

5
2

16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net Income	$65,965	$64,412	$196,814	$192,392
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(272)	0	(347)	0
Related income tax effect	64	0	81	0
Less: OTTI charges recognized in net income	9	0	84	0
Related income tax benefit	(3)	0	(20)	0
Reclassification of previous noncredit OTTI to credit OTTI	0	0	2,188	0
Related income tax benefit	(0)	0	(510)	0

Net unrealized (losses) gains on AFS securities with OTTI	(202)	0	1,476	0
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	5,070	(9,995)	48,014	(42,696)
Related income tax effect	(1,181)	2,329	(11,187)	11,621
Net reclassification adjustment for (gains) losses included in net income	(66)	114	152	290
Related income tax expense (benefit)	16	(27)	(35)	(68)

	3,839	(7,579)	36,944	(30,853)

Net effect of AFS securities on other comprehensive income	3,637	(7,579)	38,420	(30,853)
Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	0	2	0	6
Related income tax expense	(0)	(0)	(0)	(2)

Net effect of HTM securities on other comprehensive income	0	2	0	4
Pension plan:
Recognized net actuarial loss	1,198	1,174	3,553	3,485
Related income tax benefit	(249)	(256)	(785)	(782)

Net effect of change in pension plan asset on other comprehensive income	949	918	2,768	2,703

Total change in other comprehensive income	4,586	(6,659)	41,188	(28,146)

Total Comprehensive Income	$70,551	$57,753	$238,002	$164,246

The components of accumulated other comprehensive income for the nine months ended September 30, 2019 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Nine Months Ended September 30, 2019

	Unrealized Gains/Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2019	$(18,289)	$(50)	$(38,680)	$(57,019)
Reclass due to adopting Accounting Standard Update 2017-12	0	50	0	50
Other comprehensive income before reclassification	36,625	0	0	36,625
Amounts reclassified from accumulated other comprehensive income	1,795	0	2,768	4,563

Net current-period other comprehensive income, net of tax	38,420	0	2,768	41,188

Balance at September 30, 2019	$20,131	$0	$(35,912)	$(15,781)

(a)	All amounts are net-of-tax.

5
3

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2019

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$2,188	Net investment securities (losses) gains
Net reclassification adjustment for losses (gains) included in net income	152	Net investment securities (losses) gains

	2,340	Total before tax
Related income tax effect	(545)	Tax expense

	1,795	Net of tax
Pension plan:
Recognized net actuarial loss	3,553 (a)

	3,553	Total before tax
Related income tax effect	(785)	Tax expense

	2,768	Net of tax

Total reclassifications for the period	$4,563

(a)	This AOCI component is included in the net periodic pension cost (see Note 14, Employee Benefit Plans)

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Distributed earnings allocated to common stock	$34,434	$35,234	$103,711	$106,429
Undistributed earnings allocated to common stock	31,378	29,060	92,654	85,617

Net earnings allocated to common shareholders	$65,812	$64,294	$196,365	$192,046

Average common shares outstanding	101,432,243	103,617,590	101,698,530	104,382,094
Equivalents from stock options	279,497	316,369	268,605	297,782

Average diluted shares outstanding	101,711,740	103,933,959	101,967,135	104,679,876

Earnings per basic common share	$0.65	$0.62	$1.93	$1.84
Earnings per diluted common share	$0.65	$0.62	$1.93	$1.83

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

5
4

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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2019			As of December 31, 2018
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$258,123	$248,918	$9,205	$257,754	$248,741	$9,013

(1)	Represents investment in VIEs.

5
5

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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2019 and 2018 is as follows:

	At and For the Three Months Ended September 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$143,615	$203	$(3,052)	$1,152	$141,918
Provision for loans losses	5,033	0	0	0	5,033
Other income	18,696	24,331	87	(890)	42,224
Other expense	77,312	20,256	(1,696)	262	96,134
Income taxes	16,393	877	(260)	0	17,010

Net income (loss)	$63,573	$3,401	$(1,009)	$0	$65,965

Total assets (liabilities)	$19,593,009	$491,832	$17,120	$(350,500)	$19,751,461
Average assets (liabilities)	19,579,180	398,880	16,925	(328,377)	19,666,608

	At and For the Three Months Ended September 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$149,770	$388	$(3,168)	$1,785	$148,775
Provision for loans losses	4,808	0	0	0	4,808
Other income	18,717	16,478	58	(3,567)	31,686
Other expense	75,255	17,957	1,885	(1,782)	93,315
Income taxes	19,296	(246)	(1,124)	0	17,926

Net income (loss)	$69,128	$(845)	$(3,871)	$0	$64,412

Total assets (liabilities)	$19,080,734	$288,638	$12,545	$(194,274)	$19,187,643
Average assets (liabilities)	18,982,530	303,556	5,468	(243,867)	19,047,689

5
6

	At and For the Nine Months Ended September 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$442,022	$369	$(9,584)	$3,832	$436,639
Provision for loans losses	15,446	0	0	0	15,446
Other income	54,746	63,938	342	(5,784)	113,242
Other expense	235,610	53,869	(1,773)	(1,952)	285,754
Income taxes	51,266	2,163	(1,562)	0	51,867

Net income (loss)	$194,446	$8,275	$(5,907)	$0	$196,814
Total assets (liabilities)	$19,593,009	$491,832	$17,120	$(350,500)	$19,751,461
Average assets (liabilities)	19,410,636	330,668	6,926	(269,306)	19,478,924

	At and For the Nine Months Ended September 30, 2018
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$444,840	$1,028	$(8,794)	$4,866	$441,940
Provision for loans losses	16,190	0	0	0	16,190
Other income	53,952	54,829	(696)	(9,200)	98,885
Other expense	224,240	57,566	(295)	(4,334)	277,177
Income taxes	57,519	(385)	(2,068)	0	55,066

Net income (loss)	$200,843	$(1,324)	$(7,127)	$0	$192,392
Total assets (liabilities)	$19,080,734	$288,638	$12,545	$(194,274)	$19,187,643
Average assets (liabilities)	18,718,295	284,100	8,043	(240,505)	18,769,934

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2019, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

5
7

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.
RECENT DEVELOPMENTS
United adopted the new accounting standard for leases effective January 1, 2019. Therefore, beginning in fiscal year 2019, our financial results reflect the adoption of this standard. This new standard impacted our Consolidated Balance Sheet as of September 30, 2019 by increasing total assets by $60.32 million and total liabilities by $63.99 million. Prior periods were not restated. See Note 1, Summary of Significant Accounting Policies of the unaudited Notes to Consolidated Financial Statements for a further discussion.
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
non-GAAP
financial measure.
Generally, United has presented a
non-GAAP
financial measure because it believes that this measure provides meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of a non-GAAP
financial measure is consistent with how United’s management evaluates its performance internally and this non-GAAP
financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent
(FTE) net interest income and return on average tangible equity. Management believes these non-GAAP
financial measures to be helpful in understanding United’s results of operations or financial position.
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

5
8

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could materially differ from those estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2019 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2018 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL CONDITION
United’s total assets as of September 30, 2019 were $19.75 billion, which was an increase of $500.96 million or 2.60% from December 31, 2018. The increase was mainly due to an increase of $211.21 million or 1.57% in portfolio loans, an increase of $162.35 million or 64.98% in loans held for sale, and an increase of $129.59 million or 5.09% in investment securities. In addition, United adopted the new accounting standard for leases effective January 1, 2019, as previously mentioned, resulting in a $60.32 million operating lease right-of-use
asset as of September 30, 2019. Partially offsetting these increases in total assets was a $44.24 million or 4.34% decrease in cash and cash equivalents and a $14.44 million or 3.16% decrease in other assets. Total liabilities increased $398.25 million or 2.49% from year-end
2018. Deposits increased $100.66 million or less than 1%. Borrowings increased $187.83 million or 10.15% while accrued expenses and other liabilities increased $45.38 million or 29.79%. As a result of the adoption of the leases accounting standard, United also recorded a $63.99 million operating lease liability as of September 30, 2019. Shareholders’ equity increased $102.72 million or 3.16%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2019 decreased $44.24 million or 4.34% from year-end
2018. In particular, interest-bearing deposits with other banks decreased $84.38 million or 10.14% as United placed less cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in interest-bearing deposits is a $40.12 million or 21.35% increase in cash and due from banks. Federal funds sold increased $14 thousand or 1.74%. During the first nine months of 2019, net cash of $90.96 million and $151.65 million were provided by operating and financing activities, respectively, while net cash of $286.85 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2019 and 2018.
Securities
Total investment securities at September 30, 2019 increased $129.59 million or 5.09% from year-end
2018. Securities available for sale increased $115.06 million or 4.92%. This change in securities available for sale reflects $573.83 million in sales, maturities and calls of securities, $630.16 million in purchases, and an increase of $48.17 million in market value. The majority of the purchase activity was related to corporate securities which were almost exclusively issued by investment grade rated, single-name issuers, and have maturity dates of less than five years. Securities held to maturity declined $18.53 million or 92.64% from year-end
2018 due mainly to the transfer of $11.54 million of investment securities to available for sale securities upon the adoption of ASU No.
 2017-12.
Equity securities were $8.91 million at September 30, 2019, a decrease of $820 thousand or 8.42% due mainly to net sales. Other investment securities increased $33.88 million or 19.14% from year-end
2018 due mainly to purchases of an equity security without a readily determinable fair value, investment tax credits, and FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end
2018:

	September 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$64,034	$85,890	$(21,856)	(25.45%)
State and political subdivisions	238,515	208,988	29,527	14.13%
Mortgage-backed securities	1,492,928	1,594,509	(101,581)	(6.37%)
Asset-backed securities	279,707	271,970	7,737	2.84%
Trust preferred collateralized debt obligations	5,069	5,917	(848)	(14.33%)
Single issue trust preferred securities	16,544	8,362	8,182	97.85%
Corporate securities	355,300	161,403	193,897	120.13%

Total available for sale securities, at fair value	$2,452,097	$2,337,039	$115,058	4.92%

The following table summarizes the changes in the held to maturity securities since year-end 2018:

	September 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$25	$5,074	$(5,049)	(99.51%)
State and political subdivisions	1,426	5,473	(4,047)	(73.94%)
Mortgage-backed securities	0	20	(20)	(100.00%)
Single issue trust preferred securities	0	9,412	(9,412)	(100.00%)
Other corporate securities	20	20	0	0.00%

Total held to maturity securities, at amortized cost	$1,471	$19,999	$(18,528)	(92.64%)

At September 30, 2019, gross unrealized losses on available for sale securities were $10.29 million. Securities with the most significant gross unrealized losses at September 30, 2019 consisted primarily of asset-backed securities, agency commercial mortgage-backed securities, single issue trust preferred securities, and trust preferred collateralized debt obligations. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The agency commercial mortgage-backed securities relate to commercial properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The single issue trust preferred securities and the trust preferred collateralized debt obligations relate mainly to securities of financial institutions.
As of September 30, 2019, United’s mortgage-backed securities had an amortized cost of $1.47 billion, with an estimated fair value of $1.49 billion. The portfolio consisted primarily of $853.52 million in agency residential mortgage-backed securities with a fair value of $867.28 million, $3.53 million in non-agency
residential mortgage-backed securities with an estimated fair value of $4.00 million, and $611.04 million in commercial agency mortgage-backed securities with an estimated fair value of $621.65 million.
As of September 30, 2019, United’s corporate securities had an amortized cost of $659.78 million, with an estimated fair value of $656.64 million. The portfolio consisted of $6.13 million in Trup Cdos with a fair value of $5.07 million and $18.19 million in single issue trust preferred securities with an estimated fair value of $16.54 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $284.59 million and a fair value of $279.71 million and other corporate securities, with an amortized cost of $350.87 million and a fair value of $355.32 million.

The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. As of September 30, 2019, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.54 million as of September 30, 2019. Of the $16.54 million, $3.95 million or 23.91% were investment grade; $5.48 million or 33.10% were split rated; $2.31 million or 13.98% were below investment grade; and $4.80 million or 29.01% were unrated. The two largest exposures accounted for 71.25% of the $16.54 million. These included SunTrust Bank at $6.99 million and Emigrant Bank at $4.80 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2019:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,732	$4,800	$932
SunTrust Bank	Baa2	NR	BB+	4,959	4,675	284
M&T Bank	NR	BBB-	BBB-	3,040	3,212	(172)
SunTrust Bank	NR	BB+	BB+	2,480	2,313	167
HSBC	Baa2	BBB+	NR	1,000	743	257
Royal Bank of Scotland	Baa3	BB+	BBB	977	801	176

				$18,188	$16,544	$1,644

During the third quarter of 2019, United recognized other-than-temporary impairment totaling $9 thousand on one investment security. With the exception of this security, management does not believe that any other individual security with an unrealized loss as of September 30, 2019 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $162.35 million or 64.98%. Loan originations in the secondary market exceeded sales during the first nine months of 2019. Loan originations for the first nine months of 2019 were $1.92 billion while loans sales were $1.76 billion. Loans held for sale were $412.19 million at September 30, 2019 as compared to $249.85 million at year-end
2018.
Portfolio Loans
Loans, net of unearned income, increased $211.21 million or 1.57%. Since year-end
2018, commercial, financial and agricultural loans increased $18.15 million or less than 1% as commercial loans (not secured by real estate) increased $150.22 million or 7.67% which was partially offset by a $132.08 million or 2.36% decrease in commercial real estate loans. In addition, residential real estate loans increased $143.18 million or 4.09% due mainly to an increase in first lien mortgage loans, and consumer loans increased $155.97 million or 16.17% due to an increase in indirect automobile financing. Partially offsetting these increases in portfolio loans is a $109.59 million or 7.77% decrease in construction and land development loans mainly due to a decline in commercial construction loans.

The following table summarizes the changes in the major loan classes since year-end
2018:

	September 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Loans held for sale	$412,194	$249,846	$162,348	64.98%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,221,647	$1,291,790	$(70,143)	(5.43%)
Nonowner-occupied commercial real estate	4,241,682	4,303,613	(61,931)	(1.44%)
Other commercial loans	2,107,865	1,957,641	150,224	7.67%

Total commercial, financial, and agricultural	$7,571,194	$7,553,044	$18,150	0.24%
Residential real estate	3,644,568	3,501,393	143,175	4.09%
Construction & land development	1,300,881	1,410,468	(109,587)	(7.77%)
Consumer:
Bankcard	9,532	10,203	(671)	(6.58%)
Other consumer	1,111,063	954,424	156,639	16.41%

Total gross loans	$13,637,238	$13,429,532	$207,706	1.55%
Less: Unearned income	(3,811)	(7,310)	3,499	(47.87%)

Total Loans, net of unearned income	$13,633,427	$13,422,222	$211,205	1.57%

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$5,306,132	$2,952,405	$1,154,930	$1,116,488	$10,529,955
Acquired	2,265,062	692,163	145,951	4,107	3,107,283

Total gross loans	$7,571,194	$3,644,568	$1,300,881	$1,120,595	$13,637,238

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,887,688	$2,686,817	$1,179,676	$959,392	$9,713,573
Acquired	2,665,356	814,576	230,792	5,235	3,715,959

Total gross loans	$7,553,044	$3,501,393	$1,410,468	$964,627	$13,429,532

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets decreased $14.44 million or 3.16% from
year-end
2018, mainly due to deferred tax assets decreasing $19.83 million. In addition, core deposit intangibles decreased $5.26 million due to amortization. Partially offsetting these decreases were increases of $4.15 million in accounts receivables, $4.68 million in prepaid assets and $1.50 million in other real estate owned (OREO) due to write-downs of fair value for the first nine months of 2019.

Deposits
Deposits represent United’s primary source of funding. Total deposits at September 30, 2019 increased $100.66 million or less than 1%. In terms of composition, interest-bearing deposits decreased $54.65 million or less than 1% while noninterest-bearing deposits increased $155.31 million or 3.52% from December 31, 2018.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (MMDA) account balances. The $155.31 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $49.40 million or 2.19% and public funds noninterest-bearing deposits of $23.89 million or 21.62%. In addition, in process items increased $43.17 million.
Interest-bearing deposits consist of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs decreased $205.23 million or 3.45% while NOW accounts decreased $15.40 million or 4.11% since year-end
2018. In particular, interest-bearing MMDAs decreased $205.23 million as commercial MMDAs decreased $97.22 million, brokered MMDAs decreased $87.07 million, and public funds MMDAs decreased $32.24 million. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts decreased $140.26 million or 7.09% mainly due to a decrease of $169.95 million in personal NOW accounts and a $18.42 million decrease in public funds NOW accounts. Partially offsetting these decreases was an increase of $48.12 million in commercial NOW accounts.
Regular savings decreased $77.33 million or 8.10% from
year-end
2018 mainly due to a $69.89 million decrease in personal savings accounts and a $7.11 million decrease in commercial savings accounts.
Time deposits under $100,000 increased $17.81 million or 2.50% from year-end
2018. This increase in time deposits under $100,000 is the result of a $4.24 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $12.54 million increase in fixed CDs under $100,000.
Since
year-end
2018, time deposits over $100,000 increased $225.51 million or 14.25% as fixed rate CDs increased $168.29 million and CDARS increased $81.48 million. In addition, brokered certificates of deposits (CDs) increased $15.90 million. These increases in time deposits over $100,000 were partially offset by a $40.16 million decrease in public funds CDs over $100,000.
The following table summarizes the changes in the deposit categories since year-end
2018:

	September 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Demand deposits	$3,282,679	$3,212,878	$69,801	2.17%
Interest-bearing checking	359,100	374,495	(15,395)	-4.11%
Regular savings	877,630	954,961	(77,331)	-8.10%
Money market accounts	7,037,300	7,157,028	(119,728)	-1.67%
Time deposits under $100,000	730,118	712,313	17,805	2.50%
Time deposits over $100,000 (1)	1,808,584	1,583,074	225,510	14.25%

Total deposits	$14,095,411	$13,994,749	$100,662	0.72%

(1)	Includes time deposits of $250,000 or more of $1,058,940 and $979,707 at September 30, 2019 and December 31, 2018, respectively.

Borrowings
Total borrowings at September 30, 2019 increased $187.83 million or 10.15% since year-end
2018. During the first nine months of 2019, short-term borrowings decreased $21.36 million or 6.08% due to a $22.96 million decrease in short-term securities sold under agreements to repurchase and a $23.40 million decrease in federal funds purchased. These decreases in short-term borrowings were partially offset by a $25.00 million increase short-term FHLB advances. Long-term borrowings increased $209.19 million or 13.95% from year-end
2018 due to a $208.25 million increase in long-term FHLB advances as new borrowings exceeded repayments for the first nine months of 2019.
The table below summarizes the change in the borrowing categories since year-end
2018:

	September 30	December 31
(Dollars in thousands)	2019	2018	$ Change	% Change
Federal funds purchased	$0	$23,400	$(23,400)	-100.00%
Short-term securities sold under agreements to repurchase	129,966	152,927	(22,961)	-15.01%
Short-term FHLB advances	200,000	175,000	25,000	14.29%
Long-term FHLB advances	1,472,448	1,264,198	208,250	16.47%
Issuances of trust preferred capital securities	235,849	234,905	944	0.40%

Total borrowings	$2,038,263	$1,850,430	$187,833	10.15%

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2019 increased $45.38 million or 29.79% from year-end
2018. In particular, accounts payable associated with George Mason increased $43.27 million, interest payable increased $2.32 million, accrued mortgage escrow liabilities increased $3.49 million and derivative liabilities increased $1.75 million. Partially offsetting these increases was a decrease of $2.18 million in business franchise taxes payable and a $3.19 million decrease in deferred compensation due to payments.
Shareholders’ Equity
Shareholders’ equity at September 30, 2019 was $3.35 billion, which was an increase of $102.72 million or 3.16% from year-end
2018.
Retained earnings increased $91.80 million or 9.06% from
year-end
2018. Earnings net of dividends for the first nine months of 2019 were $92.85 million. Amount recognized in retained earnings for the adoption of ASU No.
 2016-02
was $1.05 million.
Accumulated other comprehensive income increased $41.24 million or 72.32% from year-end
2018 due mainly to an increase of $38.42 million in the
after-tax
fair value adjustment on AFS securities. The
after-tax
accretion of pension costs was $2.77 million for the first nine months of 2019.
During the second quarter of 2018, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 977,000 shares in the first nine months of 2019 at a cost of $34.05 million or an average price per share of $34.85.

RESULTS OF OPERATIONS
Overview
Net income for the third quarter of 2019 was $65.97 million or $0.65 per diluted share, as compared to $64.41 million or $0.62 per diluted share for the prior year third quarter. Net income for the first nine months of 2019 was $196.81 million or $1.93 per diluted share compared to $192.39 million or $1.83 per diluted share for the first nine months of 2018.
For the third quarter of 2019, United’s annualized return on average assets was 1.33% and its annualized return on average shareholders’ equity was 7.79% as compared to 1.34% and 7.83% for the third quarter of 2018. United’s annualized return on average assets for the first nine months of 2019 was 1.35% and its annualized return on average shareholders’ equity was 7.93% as compared to 1.37% and 7.86% for the first nine months of 2018. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 1.23% and 10.08%, respectively, for the first six months of 2019. For the third quarter and first nine months of 2019, United’s annualized return on average tangible equity was 14.16% and 14.56%, respectively, as compared to 14.65% and 14.69% for the third quarter and first nine months of 2018, respectively.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$65,965	$64,412	$196,814	$192,392
(b) Number of days	92	92	273	273
Average Total Shareholders’ Equity (GAAP)	$3,359,437	$3,262,949	$3,319,420	$3,270,789
Less: Average Total Intangibles	(1,510,653)	(1,518,119)	(1,512,394)	(1,520,244)

(c) Average Tangible Equity (non-GAAP)	$1,848,784	$1,744,830	$1,807,026	$1,750,545
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 365 / (c)	14.16%	14.65%	14.56%	14.69%

Net interest income for the third quarter of 2019 was $141.92 million which was a decrease of $6.86 million or 4.61% from the third quarter of 2018. The decrease in net interest income occurred because total interest income increased $5.32 million while total interest expense increased $12.18 million from the third quarter of 2018. Net interest income for the first nine months of 2019 was $436.64 which was a decrease of $5.30 million or 1.20% from the prior year’s first nine months. The decrease in net interest income occurred because total interest income increased $48.48 million while total interest expense increased $53.78 million from the first nine months of 2018.
The provision for credit losses was $5.03 million and $15.45 million for the third quarter and first nine months of 2019, respectively, as compared to $4.81 million and $16.19 million for the third quarter and first nine months of 2018, respectively. For the third quarter of 2019, noninterest income was $42.22 million, which was an increase of $10.54 million or 33.26% from the third quarter of 2018. Noninterest income for the first nine months of 2019 was $113.24 million which was an increase of $14.36 million or 14.52% from the first nine months of 2018. These increases from 2018 were mainly due to additional income from mortgage banking activities. For the third quarter of 2019, noninterest expense increased $2.82 million or 3.02% from the third quarter of 2018 due mainly to an increase in employee compensation resulting from higher commissions expense from increased production and sales from mortgage banking activities. For the first nine months of 2019, noninterest expense increased $8.58 million or 3.09% from the first nine months of 2018 due primarily to penalties incurred during the second quarter of 2019 on the prepayment of FHLB advances.
Income taxes for the third quarter of 2019 were $17.01 million as compared to $17.93 million for the third quarter of 2018. For the first nine months of 2019 and 2018, income tax expense was $51.87 million and $55.07 million, respectively. For the quarters ended September 30, 2019 and 2018, United’s effective tax rate was 20.50% and 21.77%, respectively. The effective tax rate for the first nine months of 2019 and 2018 was 20.86% and 22.25%, respectively.

The following discussion explains in more detail the results of operations by major category.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the third quarter of 2019 was $63.57 million compared to net income of $69.13 million for the third quarter of 2018.
Net interest income decreased $6.16 million to $143.62 million for the third quarter of 2019, compared to $149.77 million for the same period of 2018. Net interest income for the third quarter of 2019 decreased from the third quarter of 2018 due mainly to an increase in the average cost of funds due to higher market interest rates and a decline in the average yield on earning assets due mainly to lower accretion on acquired loans. Provision for loan losses was $5.03 million for the three months ended September 30, 2019 compared to a provision of $4.81 million for the same period of 2018. Noninterest income for the third quarter of 2019 was $18.70 million, which was flat from the $18.72 million recorded for the third quarter of 2018. Noninterest expense was $77.31 million for the third quarter of 2019, compared to $75.26 million for the same period of 2018. The increase of $2.06 million in noninterest expense was primarily attributable to increases in employee compensation, net occupancy expense, other real estate owned (OREO) expense and other expenses mainly related to the write-off
of income tax credits partially offset by a decline in Federal Deposit Insurance Corporation (FDIC) insurance expense resulting from a small bank assessment credit.
Net income attributable to the community banking segment for the first nine months of 2019 was $194.45 million compared to net income of $200.84 million for the first nine months of 2018.
Net interest income decreased $2.82 million to $442.02 million for the first nine months of 2019, compared to $444.84 million for the same period of 2018. Net interest income for the first nine months of 2019 decreased from the first nine months of 2018 due mainly to an increase in the average cost of funds primarily as a result of higher market interest rates and a change in the mix of interest bearing liabilities. Provision for loan losses was $15.45 million for the nine months ended September 30, 2019 compared to a provision of $16.19 million for the same period of 2018. Noninterest income for the first nine months of 2019 increased $794 thousand to $54.75 million for the first nine months of 2019 as compared to $53.95 million for the first nine months of 2018. The increase was due mainly to increased fees from trust and brokerage services and higher income from bank-owned life insurance due to death benefits received in the first quarter of 2019. Noninterest expense was $235.61 million for the nine months ended September 30, 2019, compared to $224.24 million for the same period of 2018. The increase of $11.37 million in noninterest expense was primarily attributable to penalties on the prepayment of FHLB advances, increases in employee compensation due mainly to higher employee incentives, OREO expense due to a decline in the fair values of OREO properties and other expense due to an increase in the write-off
of income tax credits. Partially offsetting these increases were decreases in net occupancy expense due mainly to a decline in building rental expense, data processing fees due to lower fees under a new contract, FDIC insurance expense resulting from the small bank assessment credit, and employee benefits due mainly to a decline in pension expense.

Mortgage Banking
The mortgage banking segment reported net income of $3.40 million and $8.28 million for the third quarter and the first nine months of 2019, respectively, as compared to net losses of $845 thousand and $1.33 million for the third quarter and first nine months of 2018, respectively. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $24.33 million and $63.94 million for the third quarter and first nine months of 2019 as compared to $16.48 million and $54.83 million for the third quarter and first nine months of 2018. Noninterest expense was $20.26 million and $53.87 million for the third quarter and first nine months of 2019 as compared $17.96 million and $57.57 million for the third quarter and first nine months of 2018. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.
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
Net interest income for the third quarter of 2019 was $141.92 million, which was a decrease of $6.86 million or 4.61% from the third quarter of 2018. The $6.86 million decrease in net interest income occurred because total interest income increased $5.32 million while total interest expense increased $12.18 million from the third quarter of 2018. Net interest income for the first nine months of 2019 was $436.64 million, which was a decrease of $5.30 million or 1.20% from the first nine months of 2018. The $5.30 million decrease in net interest income occurred because total interest income increased $48.48 million while total interest expense increased $53.78 million from the first nine months of 2018. On a linked-quarter basis, net interest income for the third quarter of 2019 decreased $8.64 million or 5.74% from the second quarter of 2019. The $8.64 million decrease in net interest income occurred because total interest income decreased $8.89 million while total interest expense only decreased $259 thousand from the second quarter of 2019.
Generally, interest income for the first nine months of 2019 increased from the first nine months of 2018 due to a higher level of earning assets. The increase in interest expense for the first nine months of 2019 from the first nine months of 2018 was due to higher market interest rates on interest-bearing liabilities. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
tax-favored
status of income from certain loans and investments. Although this is a non-GAAP
measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt
sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the third quarter of 2019 was $142.83 million, which was a decrease of $6.99 million or 4.67% from the third quarter of 2018 due mainly to an increase in the average cost of funds and a decline in the yield on earning assets. The average cost of funds increased 37 basis points from the third quarter of 2018 due to higher market interest rates. The average yield on earning assets declined 4 basis points from the third quarter of 2018 due in large part to a decline in loan accretion on acquired loans of $4.39 million or 38.00%. Loan accretion on acquired loans was $7.17 million and $11.56 million for the third quarter of 2019 and 2018, respectively. Partially offsetting these decreases to tax-equivalent
net interest income for the third quarter of 2019 was an increase in average earning assets of $609.43 million or 3.64%. The increase in average earning assets was due mainly to increases of $365.29 million or 15.99% and $325.05 million or 2.40% in average investment securities and average loans, respectively. The net interest margin of 3.27% for the third quarter of 2019 was a decrease of 29 basis points from the net interest margin of 3.56% for the third quarter of 2018.

Tax-equivalent
net interest income for the first nine months of 2019 was $439.52 million, which was a decrease of $5.69 million or 1.28% from the first nine months of 2018 due mainly to an increase in the average cost of funds. The average cost of funds for the first nine months of 2019 increased 57 basis points from the first nine months of 2018 due to higher market interest rates and a change in the mix of interest bearing liabilities. Partially offsetting these decreases to tax-equivalent
net interest income for the first nine months of 2019 were increases in average earning assets and the average yield on those average earning assets. For the first nine months of 2019, average earning assets increased $687.26 million or 4.17% from the first nine months of 2018 due mainly to increases of $400.86 million or 3.00% in average net loans and $352.58 million or 15.65% in average investment securities. Average short-term investments decreased $66.18 million or 7.82%. The average yield on earning assets for the first nine months of 2019 increased 20 basis points from the first nine months of 2018 due to higher market rates. Loan accretion on acquired loans was $30.16 million and $34.38 million for the first nine months of 2019 and 2018, respectively, decreasing $4.22 million or 12.27%. The net interest margin of 3.42% for the first nine months of 2019 was a decrease of 19 basis points from the net interest margin of 3.61% for the first nine months of 2018.
On a linked-quarter basis, United’s
tax-equivalent
net interest income for the third quarter of 2019 decreased $8.70 million or 5.74% from the second quarter of 2019 as well due to a decrease in the average yield on earning assets. The average yield on earning assets for the third quarter of 2019 decreased 29 basis points from the second quarter of 2019 due to a decrease of $7.28 million in loan accretion on acquired loans. Loan accretion on acquired loans was $7.17 million and $14.45 million for the third quarter and second quarter of 2019, respectively. Partially offsetting the decline in the average yield on earning assets was a decrease of 2 basis points in the average cost of funds due to change in the mix of interest-bearing liabilities. Average earning assets were relatively flat for the quarter, increasing $158.22 million or less than 1% from the second quarter of 2019 as average net loans were also relatively flat, increasing $63.85 million or less than 1%. Average investment securities increased $34.49 million or 1.32% and average short-term investments increased $59.88 million or 7.77% for the linked quarter. The net interest margin of 3.27% for the third quarter of 2019 decreased 26 basis points from the net interest margin of 3.53% for the second quarter of 2019.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments.
The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended September 30, 2019, September 30, 2018 and June 30, 2019 and the nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2019	2018	2019
Loan accretion	$7,167	$11,559	$14,451
Certificates of deposit	198	311	197
Long-term borrowings	269	269	269

Total	$7,634	$12,139	$14,917

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2019	2018
Loan accretion	$30,162	$34,381
Certificates of deposit	593	948
Long-term borrowings	806	806

Tax-equivalent net interest income	$31,561	$36,135

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended September 30, 2019, September 30, 2018 and June 30, 2019 and the nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2019	2018	2019
Net interest income, GAAP basis	$141,918	$148,775	$150,553
Tax-equivalent adjustment (1)	914	1,049	977

Tax-equivalent net interest income	$142,832	$149,824	$151,530

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2019	2018
Net interest income, GAAP basis	$436,639	$441,940
Tax-equivalent adjustment (1)	2,884	3,268

Tax-equivalent net interest income	$439,523	$445,208

(1)	The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2019 and 2018 and the three months ended June 30, 2019. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and nine-month period ended September 30, 2019 and 2018. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$830,502	$6,236	2.98%	$911,414	$5,485	2.39%
Investment Securities:
Taxable	2,525,682	18,168	2.88%	2,064,332	13,994	2.71%
Tax-exempt	124,141	1,011	3.26%	220,197	1,673	3.04%

Total Securities	2,649,823	19,179	2.90%	2,284,529	15,667	2.74%
Loans, net of unearned income (2)	13,952,287	165,850	4.72%	13,627,932	164,927	4.81%
Allowance for loan losses	(76,408)			(77,103)

Net loans	13,875,879		4.75%	13,550,829		4.83%

Total earning assets	17,356,204	$191,265	4.38%	16,746,772	$186,079	4.42%

Other assets	2,310,404			2,300,917

TOTAL ASSETS	$19,666,608			$19,047,689

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,692,296	$36,368	1.49%	$9,588,327	$26,368	1.09%
Short-term borrowings	120,155	539	1.78%	212,566	618	1.15%
Long-term borrowings	1,870,944	11,526	2.44%	1,543,004	9,269	2.38%

Total Interest-Bearing Funds	11,683,395	48,433	1.64%	11,343,897	36,255	1.27%

Noninterest-bearing deposits	4,440,399			4,338,309
Accrued expenses and other liabilities	183,377			102,534

TOTAL LIABILITIES	16,307,171			15,784,740
SHAREHOLDERS’ EQUITY	3,359,437			3,262,949

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,666,608			$19,047,689

NET INTEREST INCOME		$142,832			$149,824

INTEREST SPREAD			2.74%			3.15%
NET INTEREST MARGIN			3.27%			3.56%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$780,355	$17,478	2.99%	$846,537	$13,867	2.19%
Investment Securities:
Taxable	2,455,085	53,279	2.89%	2,012,841	39,679	2.63%
Tax-exempt	149,956	3,527	3.14%	239,617	5,339	2.97%

Total Securities	2,605,041	56,806	2.91%	2,252,458	45,018	2.66%
Loans, net of unearned income (2)	13,851,974	507,293	4.89%	13,451,316	474,598	4.72%
Allowance for loan losses	(76,616)			(76,819)

Net loans	13,775,358		4.92%	13,374,497		4.74%

Total earning assets	17,160,754	$581,577	4.53%	16,473,492	$533,483	4.33%

Other assets	2,318,170			2,296,442

TOTAL ASSETS	$19,478,924			$18,769,934

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,713,567	$104,461	1.44%	$9,384,890	$61,101	0.87%
Short-term borrowings	143,132	1,838	1.72%	235,388	1,503	0.85%
Long-term borrowings	1,816,476	35,755	2.63%	1,518,997	25,671	2.26%

Total Interest-Bearing Funds	11,673,175	142,054	1.63%	11,139,275	88,275	1.06%

Non-interest bearing deposits	4,301,300			4,256,707
Accrued expenses and other liabilities	185,029			103,163

TOTAL LIABILITIES	16,159,504			15,499,145
SHAREHOLDERS’ EQUITY	3,319,420			3,270,789

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$19,478,924			$18,769,934

NET INTEREST INCOME		$439,523			$445,208

INTEREST SPREAD			2.90%			3.27%
NET INTEREST MARGIN			3.42%			3.61%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Loan Losses
For the quarters ended September 30, 2019 and 2018, the provision for loan losses was $5.03 million and $4.81 million, respectively. The provision for loan losses for the first nine months of 2019 and 2018 was $15.45 million and $16.19 million, respectively. Net charge-offs were $4.34 million for the third quarter of 2019 as compared to net charge-offs of $5.00 million for the same quarter in 2018. Net charge-offs for the first nine months of 2019 were $15.05 million as compared to $15.88 million for the first nine months of 2018. These lower amounts of provision expense and net charge-offs for the first nine months of 2019 compared to the first nine months of 2018 were due to the recognition of losses on several large commercial relationships in 2018. On a linked-quarter basis, the provision for loan losses decreased $384 thousand while net charge-offs decreased $1.57 million from the second quarter of 2019. The decrease in the provision for loan losses was due to reduced general allocation requirements for several portfolio segments due to improvements in historical loss rates, reductions in the loss emergence periods and changes in the calculated qualitative adjustments factors. Annualized net charge-offs as a percentage of average loans was 0.13% and 0.15% for the third quarter and first nine months of 2019, respectively.
At September 30, 2019, nonperforming loans were $140.28 million or 1.03% of loans, net of unearned income compared to nonperforming loans of $142.82 million or 1.06% of loans, net of unearned income at December 31, 2018. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $9.84 million at September 30, 2019, a decrease of $5.01 million or 33.74% from $14.85 million at year-end
2018. This decrease was primarily due to transfer of a large nonperforming commercial relationship to nonaccrual status as well as renewal of administratively delinquent loans outstanding at year-end.
    At September 30, 2019, nonaccrual loans were $69.88 million, an increase of $1.34 million or 1.96% from $68.54 million at year-end
2018. This increase was due to the transfer to nonaccrual status of a large nonperforming relationship while the borrower awaits settlement of a lawsuit. Restructured loans were $60.56 million at September 30, 2019, an increase of $1.13 million or 1.91% from $59.43 million at year-end
2018. Eleven loans totaling $11.66 million were restructured during the first nine months of 2019. Partially offsetting these new restructured loans were repayments on previously restructured loans as well as partial charge-offs of the outstanding balance on two restructured relationships. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $158.65 million, including OREO of $18.37 million at September 30, 2019, represented 0.80% of total assets.
The following table summarizes nonperforming assets for the indicated periods.

	September 30,	December 31,
(In thousands)	2019	2018	2017	2016	2015	2014
Nonaccrual loans (1)
Originated	$60,942	$57,258	$97,971	$77,111	$83,146	$64,312
Acquired	8,942	11,286	10,832	6,414	8,043	10,739
Loans which are contractually past due 90 days or more as to interest or principal and are still accruing interest (1)
Originated	7,015	11,945	7,288	7,763	11,462	10,868
Acquired	2,825	2,906	2,515	823	166	807
Restructured loans (1)
Originated	57,025	58,101	48,709	21,115	23,890	22,234
Acquired	3,534	1,324	1,420	37	0	0

Total nonperforming loans	$140,283	$142,820	$168,835	$113,263	$126,707	$108,960
Other real estate owned	18,367	16,865	24,348	31,510	32,228	38,778

TOTAL NONPERFORMING ASSETS	$158,650	$159,685	$193,083	$144,773	$158,935	$147,738

(1)	Restructured loans that were contractually past due 90 days or more as to interest or principal and are still accruing interest or on nonaccrual status for the indicated periods are included in “Restructured loans” and not “Loans which are contractually past due 90 days or more as to interest or principal and are still accruing interest” or “Nonaccrual loans” (see Note 4 to the unaudited Consolidated Financial Statements for further information).

Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At September 30, 2019, impaired loans were $311.76 million, which was a decrease of $77.77 million or 19.96% from the $389.53 million in impaired loans at December 31, 2018. This decrease was due mainly to the payoff of a large acquired loan relationship and a large originated loan relationship. Acquired impaired loans are accounted for under ASC Subtopic
310-30.
The recorded investment balance and the contractual principal balance of the acquired impaired loans were $103.02 million and $134.12 million at September 30, 2019, respectively, as compared to $149.74 million and $195.71 million, respectively, at December 31, 2018. For the acquired impaired loans accounted for under ASC
310-30,
the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable
difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $30.60 million and $38.53 million at September 30, 2019 and December 31, 2018, respectively. For further details regarding impaired loans, see Note 4 to the unaudited Notes to Consolidated Financial Statements.
United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At September 30, 2019, the allowance for credit losses was $78.87 million as compared to $78.09 million at December 31, 2018.
At September 30, 2019, the allowance for loan losses was $77.10 million as compared to $76.70 million at December 31, 2018. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.57% at September 30, 2019 and 0.57% at December 31, 2018. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 54.96% and 53.71% at September 30, 2019 and December 31, 2018, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.
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
United’s review of the allowance for loan losses at September 30, 2019 produced increased allocations in two of the four loan categories. The allocation related to the commercial, financial and agricultural loan pool increased $5.27 million due to an increase in historical loss rates as a result of several significant charge-offs recognized in the first nine months of 2019 as well as downgrade of a $46.80 million relationship from a pass-rating to a special mention-rating with a higher loss rate. The consumer loan pool experienced an increase of $203 thousand due to an increase in outstanding loan balances. Offsetting these increases was a decrease in the residential real estate loan pool allocation of $3.14 million due to a decrease in historical loss rates as well as reduction in specific allocations associated with improved collateral position on a large relationship. The real estate construction and development loan pool allocation decreased $1.81 million primarily due to a decrease in historical loss rates. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end
2018 as a result of offsetting factors within the portfolio as described above.

An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $14.79 million at September 30, 2019 and $28.36 million at December 31, 2018. In comparison to the prior year-end,
this element of the allowance decreased by $13.57 million primarily due to decreased specific allocations for commercial, financial & agricultural loans.
Management believes that the allowance for credit losses of $78.88 million at September 30, 2019 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
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
Noninterest income for the third quarter of 2019 was $42.22 million, an increase of $10.54 million or 33.26% from the third quarter of 2018. Noninterest income for the first nine months of 2019 was $113.24 million, which was an increase of $14.36 million or 14.52% from the first nine months of 2018.
Income from mortgage banking activities totaled $24.02 million for the third quarter of 2019 compared to $13.28 million for the same period of 2018. The increase for the third quarter of 2019 was due primarily to increased production and sales of mortgage loans in the secondary market by United’s mortgage banking subsidiary, George Mason Mortgage, LLC (George Mason). For the three months ended September 30, 2019 and 2018, mortgage loan sales were $821.03 million and $528.43 million, respectively. For the first nine months of 2019 and 2018, income from mortgage banking activities was $59.40 million and $46.54 million, respectively. The increase for the first nine months of 2019 was due mainly to an increase of $12.87 million in income from mortgage banking activities primarily due to increased loan originations and a higher realized gain on sale margin by George Mason. For the nine months ended September 30, 2019 and 2018, mortgage loan sales were $1.76 billion and $1.58 billion, respectively.
Fees from trust services for the first nine months of 2019 increased $731 thousand from the first nine months of 2018 due to an increase in managed assets.
Fees from brokerage services for first nine months of 2019 increased $704 thousand from the first nine months of 2018 due to increased volume.

Income from bank-owned life insurance for first nine months of 2019 increased $657 thousand due to the recognition of $600 thousand in death benefits in the first quarter of 2019.
Bankcard fees for the first nine months of 2019 decreased $864 thousand from the first nine months of 2018 due to a decline in interchange income from decreased volume.
On a linked-quarter basis, noninterest income for the third quarter of 2019 increased $2.43 million or 6.10% from the second quarter of 2019. The increase was due mainly to an increase of $2.32 million in income from mortgage banking activities due mainly to increased production and sales of mortgage loans in the secondary market by George Mason.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for loan losses, and income taxes. Noninterest expense increased $2.82 million or 3.02% for the third quarter of 2019 compared to the same period in 2018 due primarily to increased employee compensation. For the first nine months of 2019, noninterest expense increased $8.58 million or 3.09% from the first nine months of 2018 due mainly to the recognition of $5.11 million in penalties to prepay FHLB advances during the second quarter of 2019.
Employee compensation for the third quarter of 2019 increased $5.00 million or 12.11% from the third quarter of 2018. The increase in employee compensation for the third quarter of 2019 was due mainly to higher employee incentives. Employee compensation for the first nine months of 2019 increased $4.30 million or 3.43% from the first nine months of 2018 due mainly to higher employee incentives expense.
Employee benefits expense for first nine months of 2019 decreased $890 thousand or 3.23% from the same time period in 2018. The decrease was due primarily to a decline in pension expense.
Net occupancy expense decreased $575 thousand or 6.20% and $1.66 million or 5.98% for the third quarter and first nine months of 2019, respectively, as compared to the same periods in the prior year. The decreases were due mainly to a decline in building rental expense due to fewer offices.
Data processing expense decreased $1.23 million or 6.94% for the first nine months of 2019 as compared to the first nine months of 2018 due to lower fees from a new contract.
Federal Deposit Insurance Corporation (FDIC) insurance expense for the third quarter and first nine months of 2019 decreased $3.07 million and $1.16 million, respectively, from the same periods in 2018 resulting from a small bank assessment credit.
Other real estate owned (OREO) expense for the third quarter and first nine months of 2019 increased $916 thousand or 99.46% and $1.46 million or 60.38% from the third quarter and first nine months of 2018 due to a decline in the fair value of OREO properties.
Other expense for the third quarter and first nine months of 2019 increased $1.07 million or 5.57% and $2.32 million or 4.10% from the third quarter and first nine months of 2018, respectively due mainly to the write-off
of income tax credits.

On a linked-quarter basis, noninterest expense for the third quarter of 2019 decreased $4.06 million or 4.05% from the second quarter of 2019 due in large part to the previously mentioned prepayment penalties on FHLB advances of $5.11 million in the second quarter. In addition, FDIC insurance expense declined $2.84 million resulting from the small bank assessment credit. Partially offsetting these decreases were increases of $2.01 million in employee compensation due mainly to an increase in employee commissions expense related to the increase in production and sales of mortgage loans at George Mason and $1.20 million in OREO expense due to declines in the values of OREO properties.
Income Taxes
For the third quarter and first nine months of 2019, income tax expense was $17.01 million and $51.87 million, respectively, as compared to $17.93 million and $55.07 million, respectively, for third quarter and first nine months of 2018. The decreases in 2019 were mainly due to a decline in the effective tax rate due in large part to the previously mentioned income tax credits. On a linked-quarter basis, income tax expense for the third quarter of 2019 decreased $519 thousand from the second quarter of 2019 due to a combination of lower earnings and a slightly lower effective tax rate. United’s effective tax rate was 20.50% for the third quarter of 2019, 21.77% for the third quarter of 2018 and 20.69% for the second quarter of 2019. For the first nine months of 2019 and 2018, United’s effective tax rate was 20.86% and 22.25%, respectively. For further details related to income taxes, see Note 15 of the unaudited Notes to Consolidated Financial Statements contained within this document.
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
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2019 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2018 Form
10-K
report. Further discussion of derivative instruments is presented in Note 11 to the unaudited Notes to Consolidated Financial Statements.
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
For the nine months ended September 30, 2019, cash of $90.96 million was provided by operating activities due mainly to net income of $196.81 million for the first nine months. Partially offsetting net income were net originations of $102.94 million in mortgage loans held for sale. Net cash of $286.85 million was used in investing activities which was primarily due to net loan growth of $205.48 million and net purchases of $82.27 million in investments over net proceeds from sales. During the first nine months of 2019, net cash of $151.65 million was provided by financing activities due primarily to net growth of $101.26 million in deposits and net advances of $210.00 million in long-term FHLB advances. These funding activities were partially offset by cash paid of $104.42 million for dividends and $34.50 million for the repurchase of common stock for the first nine months of 2019. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $44.24 million for the first nine months of 2019.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.44% at September 30, 2019 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.28%, 12.28% and 10.20%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $3.35 billion at September 30, 2019, which was an increase of $102.72 million or 3.16% from December 31, 2018. This increase was primarily due to the retention of earnings.
United’s equity to assets ratio was 16.98% at September 30, 2019 as compared to 16.89% at December 31, 2018. The primary capital ratio, capital and reserves to total assets and reserves, was 17.31% at September 30, 2019 as compared to 17.23% at December 31, 2018. United’s average equity to average asset ratio was 17.08% for the third quarter of 2019 as compared to 17.13% the third quarter of 2018. United’s average equity to average asset ratio was also 17.04% for the first nine months of 2019 as compared to 17.43% for the first nine months of 2018. All of these financial measurements reflect a financially sound position.
During the third quarter of 2019, United’s Board of Directors declared a cash dividend of $0.34 per share. Cash dividends were $1.02 per common share for the first nine months of 2019. Total cash dividends declared were $34.52 million for the third quarter of 2019 and $103.97 million for the first nine months of 2019 as compared to $35.30 million for the third quarter of 2018 and $106.64 million for the first nine months of 2018.
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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2019 and December 31, 2018:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2019	December 31, 2018
+200	(1.09%)	(2.71%)
+100	(0.33%)	(1.29%)
-100	0.21%	0.97%
-200	(1.26%)	(0.97%)

At September 30, 2019, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.33% over one year as compared to a decrease of 1.29% at December 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 1.09% over one year as of September 30, 2019, as compared to a decrease of 2.71% as of December 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.21% over one year as of September 30, 2019 as compared to an increase of 0.97%, over one year as of December 31, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.26% over one year as of September 30, 2019 as compared to a decrease of 0.97% over one year as of December 31, 2018.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.93% in year two as of September 30, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.04% in year two as of September 30, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.90% in year two as of September 30, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.82% in year two as of September 30, 2019.
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
At September 30, 2019, United’s mortgage related securities portfolio had an amortized cost of $1.5 billion, of which approximately $1.1 billion or 75% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 3.6 years and a weighted average yield of 2.70%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 10.3%, or less than the price decline of a
4-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 15.1%.
United had approximately $162 million in balloon and other securities with a projected yield of 2.56% and a projected average life of 4.3 years on September 30, 2019. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 5 years and a weighted average maturity (WAM) of 4.7 years.
United had approximately $22 million in
15-year
mortgage backed securities with a projected yield of 2.99% and a projected average life of 3.1 years as of September 30, 2019. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.3 years and a weighted average maturity (WAM) of 9.9 years.
United had approximately $45 million in
20-year
mortgage backed securities with a projected yield of 2.70% and a projected average life of 4.2 years on September 30, 2019. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 6.1 years and a weighted average maturity (WAM) of 13.4 years.
United had approximately $53 million in
30-year
mortgage backed securities with a projected yield of 2.87% and a projected average life of 4.9 years on September 30, 2019. This portfolio consisted of seasoned
30-year
mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.9 years and a weighted average maturity (WAM) of 27.3 years.
The remaining 7% of the mortgage related securities portfolio at September 30, 2019, included adjustable rate securities (ARMs),
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2019 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
There have been no changes in United’s internal control over financial reporting that occurred during the quarter ended September 30, 2019, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

There have been no United equity securities sales during the quarter ended September 30, 2019 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2019	95,100	$36.35	95,100	1,866,300
8/01 – 8/31/2019	326,104	$35.78	326,100	1,504,200
9/01 – 9/30/2019	35,200	$36.06	35,200	1,505,000

Total	456,404	$35.92	456,400

(1)	Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2019, 93,117 shares were exchanged by participants in United’s stock option plans at an average price of $38.97.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2019, the following shares were purchased for the deferred compensation plan: August 2019 – 4 shares at an average price of $36.92.

(3)	In November of 2018, United’s Board of Directors approved a repurchase plan to repurchase up to 3,352,000 shares of United’s common stock on the open market (the 2018 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. The 2018 Plan has an expiration date of November 7, 2019. In October of 2019, United’s Board of Directors approved a new repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the 2019 Plan) once the 2018 Plan expires.

84

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.
Item 4.	MINE SAFETY DISCLOSURES

None.
Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1
Agreement and Plan of Reorganization by and among United Bankshares, UBV Holding Company, LLC and Cardinal Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated August 17, 2016 and filed August 18, 2016 for United Bankshares, Inc., File No. 0-13322)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.0-13322)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.0-13322)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 8, 2019	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	November 8, 2019	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer

84