Form 10-K
period 2019-12-31
UNITED BANKSHARES INC/WV
filed 2020-03-02
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM

10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2019
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
002-86947
United Bankshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street, East Charleston , West Virginia	25301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(
304
)
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
on June 30, 2019, was approximately
$
3,582,635,223
.
As of January 31, 2020, United Bankshares, Inc. had
101,568,065
shares of common stock outstanding with a par value of
$2.50
.
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2020 Annual Shareholders’ Meeting to be held on May 12, 2020 are incorporated by reference in Part III of this Form
10-K.

UNITED BANKSHARES, INC.
FORM
10-K
(Continued)
As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2019, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM
10-K,
PART I
Item 1.	BUSINESS
Organizational History and Subsidiaries
United Bankshares, Inc. (United) is a West Virginia corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty-one
banking institutions. United has one banking subsidiary “doing business” under the name of United Bank, operating under the laws of Virginia. United Bank offers a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, mortgage banking, and brokerage services.
Employees
As of December 31, 2019, United and its subsidiaries had approximately 2,204 full-time equivalent employees and officers. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent.
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
Business of United
As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2019, United’s consolidated assets approximated $19.7 billion and total shareholders’ equity approximated $3.4 billion.
United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking
activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, although no agreements or understandings to acquire other banks or bank holding companies or non-banking
subsidiaries or to engage in other nonbanking activities, other than those identified herein, presently exist. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s announced merger with Carolina Financial Corporation.
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
Lending Activities
United’s loan portfolio, net of unearned income, increased $289.9 million or 2.16% in 2019 due mainly to growth in consumer and residential real estate loans. The loan portfolio is comprised of commercial, real estate and consumer loans including credit card and home equity loans. Consumer loans increased $201.7 million or 20.91%. Residential real estate loans increased $185.0 million or 5.28%. Commercial, financial and agricultural loans decreased $100.4 million or 1.33% as commercial real estate loans decreased $427.8 million or 7.65% and commercial loans (not secured by real estate) increased $327.4 million or 16.72%. Construction and land development loans were flat, decreasing $2.3 million or less than 1%.
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
As of December 31, 2019, approximately $372.0 million or 2.71% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value
loan. A high
loan-to-value
real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value
ratio below the certain percentage.
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
United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2019, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for
“sub-prime”
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
Loan Concentrations
United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $8.8 billion as of December 31, 2019. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (NAICS) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end,
United has one such industry classification that exceeded 10% of total loans. As of December 31, 2019, approximately $6.0 billion or 43.4% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary banks using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2019, approximately $112.3 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.
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
During 2019, United originated $2.6 billion of real estate loans for sale in the secondary market and sold $2.4 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2019 were $77.0 million.
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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities and corporate securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2019, 2018, and 2017 were $74.3 million, $61.7 million, and $42.2 million, respectively. For the year of 2019, United realized net gains on sales of securities of $373 thousand. For the years of 2018 and 2017, United realized net losses on sales of securities of $862 thousand and net gains on sales of securities of $5.6 million, respectively. In the year 2019, United recognized other-than-temporary impairment (OTTI) charges of $198 thousand. In the year 2018, United recognized OTTI charges of $1.76 million and in the year 2017, United recognized OTTI charges of $60 thousand.
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
With prior regulatory approval, Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.
As of December 31, 2019, there were 61 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions and 95 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission. These holding companies are headquartered in various states and control banks throughout West Virginia and Virginia, which compete for business as well as for the acquisition of additional banks.
Economic Characteristics of Primary Market Areas
As of December 2019, West Virginia’s seasonally adjusted unemployment rate was 5.0%, down from 5.1% for December of 2018, according to information from West Virginia’s Bureau of Employment Programs. The number of unemployed state residents was down 200 over the year. Since December 2018, total nonfarm payroll employment has decreased 2,900. Employment gains included 2,200 in trade, transportation, and utilities, 1,100 in leisure and hospitality, 1,000 in education and health services, and 800 in government. Employment declines included 3,400 in construction, 1,600 in mining and logging, 1,300 in professional and business services, 1,000 in other services, 400 in information, and 300 in manufacturing. Employment in financial activities was unchanged over the year. The national unemployment rate was 3.5%. The state unemployment rate of 5.0% for December 2019 was an increase from a rate of 4.9% for the month of November 2019.
United’s Virginia banking offices are located in markets that historically have reflected low unemployment rate levels. According to information available from the Virginia Employment Commission, Virginia’s seasonally adjusted unemployment rate was 2.6% as of December of 2019. The December 2019 seasonally adjusted unemployment rate for Virginia was down two-tenths
of a percentage point from a year ago. According to household survey data in December, the labor force expanded for the eighteenth consecutive month. Virginia’s seasonally adjusted unemployment rate continues to be below the national rate of 3.5%.
Over-the-year

employment growth in Virginia has been positive for 69 consecutive months and has accelerated slightly in recent months. In December, the private sector recorded an over-the-year
gain of 50,600 jobs, while employment in the public sector decreased by 5,400 jobs. Compared to a year ago, on a seasonally adjusted basis, seven of the eleven major industry divisions experienced employment gains, while four experienced employment losses. The largest over-the-year
job gain occurred in leisure and hospitality, up 17,400 jobs (+4.2%). The next largest over-the-year
job gain occurred in private education and health services, up 16,700 jobs (+3.1%). The largest job loss occurred in government, down 5,400 jobs
(-0.7%).
Over the year, seasonally adjusted total nonfarm employment increased in nine of the ten Virginia metropolitan areas. The Northern Virginia metropolitan area experienced the largest absolute job gain, up 20,200 jobs (+1.3%). Richmond ranked second, with a gain of 12,300 jobs (+1.8%). Virginia Beach-Norfolk-Newport News ranked third, with a gain of 8,400 jobs (+1.1%). The other over-the-year
job gains occurred in Roanoke (+3,400 jobs); Charlottesville (+1,700 jobs); Winchester (+1,400 jobs); Blacksburg-Christiansburg-Radford and Harrisonburg (+1,000 jobs each) and Staunton (+700 jobs). The sole job loss occurred in Lynchburg
(-100
jobs).
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
Dividends and Stock Repurchases
The principal source of United’s liquidity is dividends from United Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. United Bank is also subject to limitations under Virginia state law regarding the level of dividends that may be paid.
In addition, United and United Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.
In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. In certain circumstances, United’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

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
On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) ceased on December 28, 2018; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. United benefited from both these changes.
United’s FDIC insurance expense totaled $8.1 million, $11.5 million, and $7.1 million in 2019, 2018 and 2017, respectively.
Capital Requirements
United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.
Since fully phased in on January 1, 2019, the Basel III Capital Rules require United and United Bank to maintain the following:
•	A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•	A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Basel III Capital Rules and the Capital Simplification Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated
financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules in July 2019, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for United and United Bank as of January 1, 2020. These limitations did not impact our regulatory capital during any of the reported periods.
In addition, under the general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced
approaches banking organizations, including United and United Bank, were able to make a one-time
permanent election to continue to exclude these items. Both United and United Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their available-for-sale
securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures (and higher percentages for certain other types of interests), and resulting in higher risk weights for a variety of asset categories. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to United or United Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
United Bank was considered a “well capitalized” institution as of December 31, 2019. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low-
and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising
CRA-related
data collection, record keeping, and reporting. However, the Federal Reserve Board has not joined the proposed rulemaking. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity.
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
In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule expanded beyond the June 2010 principals based guidance and broadened the scope to include community banks. The proposed rules (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. As of February 2020, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
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
RISKS RELATING TO UNITED’S BUSINESS
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline
.
United’s success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond its control may adversely affect United’s and United Bank’s asset quality, deposit levels and loan demand and, therefore, its earnings. Because United has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

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
See the section captioned “Provision for Loan Losses” in in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form
10-K
for further discussion related to our process for determining the appropriate level of the allowance for loan losses.
In addition, the adoption of Accounting Standards Update (“ASU”)
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020 will impact our methodology for estimating the allowance for loan losses. See Note A – Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form
10-K.

Changes in interest rates may adversely affect United’s business.
United’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income United earns on loans and other assets which earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by United’s interest rate risk model and policy, could have an effect on net interest income. For more information concerning United’s interest rate risk model and policy, see the discussion in Quantitative and Qualitative Disclosures About Market Risk included in Part II, under Item 7A of this Form
10-K.
Interest rates on United’s outstanding financial instruments might be subject to change based on regulatory developments.
The London Interbank Offered Rate (LIBOR) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.
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
United relies heavily on communications and information systems to conduct its business. In addition, as part of its business, United collects, processes and retains sensitive and confidential client and customer information. United’s facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While United has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage United’s reputation, result in a loss of customer business, subject United to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on United’s financial condition and results of operations.
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
We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2023.
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
The Consumer Financial Protection Bureau (CFPB) may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including United Bank
.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, United Bank is supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon United Bank with respect to its consumer product offering and services may produce significant, material effects on United Bank (and United’s) profitability.
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
United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework set forth by the Basel Committee on Banking Supervision (the “Basel Committee”) as well as certain provisions of the Dodd-Frank Act.
Since fully phased in on January 1, 2019, the Basel III Capital Rules require United and United Bank to maintain the following:
•	A minimum ratio of Common Equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.0%);
•	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%);
•	A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.5%); and
•	A minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Basel III Capital Rules and the Capital Simplification Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated
financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules in July 2019, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for United and United Bank as of January 1, 2020. These limitations did not impact our regulatory capital during any of the reported periods.
In addition, under the general risk-based capital rules, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, non-advanced
approaches banking organizations, including United and United Bank, were able to make a one-time
permanent election to continue to exclude these items. Both United and United Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their available-for-sale
securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in our Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures (and higher percentages for certain other types of interests), and resulting in higher risk weights for a variety of asset categories. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.
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

Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could significantly impact United’s ability to conduct business.
Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could affect the stability of United’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact United’s employee base, cause significant property damage, result in loss of revenue, and / or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on United’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
RISKS ASSOCIATED WITH UNITED’S COMMON STOCK
United’s stock price can be volatile
.
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
United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2019, approximately $121.5 million was available for dividend payments from United Bank to United without regulatory approval.

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
Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
Offices
United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates one hundred and thirty-eight (138) full service offices—fifty-one (51) offices located throughout West Virginia, eighty-two
(82) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, four (4) in southwestern Pennsylvania and one (1) in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Charleston and Wheeling areas and one each in areas of Beckley, Huntington, Parkersburg, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for nine offices, two in Winchester, one each in Charlottesville, Front Royal, Harrisonburg, Stanardsville, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for five offices, two in Arlington, one each in Alexandria, Chantilly and Vienna, Virginia, which are owned facilities. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston, West Virginia; Washington, D.C; and Chantilly, Virginia areas and owns one operations center in the Morgantown, West Virginia area.
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

Stock
As of January 31, 2020, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 105,508,684 were issued, including 3,940,619 shares held as treasury shares. The outstanding shares are held by approximately 6,246 shareholders of record, as well as 61,894 shareholders in street name as of January 31, 2020. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
In November of 2018, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 3,352,000 shares of the Company’s common stock on the open market at prevailing prices through November 7, 2019. The Board of Directors approved a new plan in October of 2019 to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. As of December 31, 2019, United still has 4,000,000 shares available for repurchase under the plan. During 2019, 1,009,150 shares were repurchased under stock repurchase plans.
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
United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (NASDAQ) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 24, 2020, the last practicable date, was $32.51.
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
The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2019, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2014 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end.
There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
United Bankshares, Inc.	100.00	102.19	132.05	102.83	95.58	123.13
NASDAQ Bank Index	100.00	108.84	150.17	158.36	132.75	165.11
S&P Mid-Cap Index	100.00	97.82	118.10	137.26	122.03	153.96

Issuer Repurchases
The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2019	32,150	$36.49	32,150	1,472,850
11/01 – 11/30/2019	9,229	$40.33	0	4,000,000
12/01 – 12/31/2019	0	$0.00	0	4,000,000

Total	41,379	$37.35

(1)	Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2019, 9,225 shares were exchanged by participants in United’s stock option plans at an average price of $40.33.

(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2019, the following shares were purchased for the deferred compensation plan: November 2019 –4 shares at an average price of $39.38.

(3)	In November of 2018, United’s Board of Directors approved a repurchase plan to repurchase up to 3,352,000 shares of United’s common stock on the open market (the 2018 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. The 2018 Plan had an expiration date of November 7, 2019. In October of 2019, United’s Board of Directors approved a new repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the 2019 Plan) once the 2018 Plan expired.

Item 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2019. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Summary of Operations:
Total interest income	$762,562	$717,715	$623,806	$470,341	$423,630
Total interest expense	184,640	129,070	74,809	45,010	39,506
Net interest income	577,922	588,645	548,997	425,331	384,124
Provision for loan losses	21,313	22,013	28,406	24,509	22,574
Other income	150,484	128,712	131,645	70,032	73,626
Other expense	382,654	368,179	367,409	248,196	231,687
Income taxes	64,340	70,823	134,246	75,575	65,530
Net income	260,099	256,342	150,581	147,083	137,959
Cash dividends	139,508	141,610	131,755	98,696	89,667

Per common share:
Net income:
Basic	2.55	2.46	1.54	2.00	1.99
Diluted	2.55	2.45	1.54	1.99	1.98
Cash dividends	1.37	1.36	1.33	1.32	1.29
Book value per share	33.12	31.78	30.85	27.59	24.61

Selected Ratios:
Return on average shareholders’ equity	7.80%	7.84%	5.09%	7.67%	8.10%
Return on average assets	1.34%	1.36%	0.85%	1.10%	1.12%
Dividend payout ratio	53.64%	55.24%	87.50%	67.10%	65.00%

Selected Balance Sheet Data:
Average assets	$19,475,468	$18,848,027	$17,617,429	$13,376,803	$12,265,115
Investment securities	2,669,797	2,543,727	2,071,645	1,403,638	1,204,182
Loans held for sale	387,514	249,846	265,955	8,445	10,681
Total loans	13,712,129	13,422,222	13,011,421	10,341,137	9,384,080
Total assets	19,662,324	19,250,498	19,058,959	14,508,892	12,577,944
Total deposits	13,852,421	13,994,749	13,830,591	10,796,867	9,341,527
Long-term borrowings	1,838,029	1,499,103	1,363,977	1,172,026	1,015,249
Total liabilities	16,298,491	15,998,874	15,818,429	12,273,145	10,865,309
Shareholders’ equity	3,363,833	3,251,624	3,240,530	2,235,747	1,712,635

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
PENDING ACQUISITION
On November 17, 2019, United entered into an Agreement and Plan of Merger (the Agreement) with Carolina Financial Corporation (Carolina Financial), a Delaware corporation headquartered in Charleston, South Carolina. In accordance with the Agreement, Carolina Financial shall merge with and into United (the Merger). Carolina Financial will cease to exist and United shall survive and continue to exist as a West Virginia corporation. At the effective time of the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, will merge with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation. As of December 31, 2019, Carolina Financial had $4.71 billion in assets with banking locations in North Carolina and South Carolina. CresCom Bank owns and operates Crescent Mortgage Company, which is based in Atlanta. Crescent Mortgage Company is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.
ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
The Company has adopted Accounting Standards Update (ASU)
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020, as required by the Financial Accounting Standards Board (FASB). ASU
2016-13
requires entities to report “expected” credit losses on financial instruments measured at amortized cost and other commitments to extend credit rather than the prior “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Management is in the process of finalizing the impact of the adoption of this guidance on United’s financial condition, results of operations, liquidity, and regulatory capital ratios. Based on current economic conditions, management expects the allowance for credit losses to increase by 20% to 30%. For additional discussion of accounting pronouncements pending adoption, see Note A of the Notes to the Condensed Consolidated Financial Statements in Part II, Item 8 of this Form
10-K.

TRANSITION FROM THE LONDON INTERBANK OFFERERED RATE (LIBOR)
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit the rates used to calculate LIBOR after 2021. Currently, it is unclear whether these banks, as a group or individually, will continue to submit the rates used to calculate LIBOR after 2021. It is also unclear whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes may be on the markets for LIBOR-indexed financial instruments.
Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (ARRC) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. At this time, however, it is unclear whether these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what impact they will ultimately have on the broader markets that utilize LIBOR as a reference rate.
United has loans, derivative contracts, borrowings, and other financial instruments that are directly or indirectly dependent on LIBOR. The transition from LIBOR will cause changes to payment calculations for existing contracts that use LIBOR as the reference rate. These changes will create various risks surrounding the financial, operational, compliance and legal aspects associated with changing certain elements of existing contracts. United will also be subject to risks surrounding changes to models and systems that currently use LIBOR reference rates, as well as market and strategic risks that could arise from the use of alternative reference rates. Additionally, United could face reputational risks if this transition is not managed appropriately with its customers. While the full impact of the transition is not yet known, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
INTRODUCTION
The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2019 and 2018 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2019, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
filed with the SEC on March 1, 2019 (the 2018 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2018.
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
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of the probable credit losses inherent in the lending portfolio. Determining the allowance for loan losses requires management to make estimates of losses that are highly uncertain and require a high degree of judgment. At December 31, 2019, the allowance for loan losses was $77.1 million and is subject to periodic adjustment based on management’s assessment of current probable losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $7.7 million in additional allowance (funded by additional provision for credit losses), which would have negatively impacted the year of 2019 net income by approximately $6.1 million, after-tax
or $0.06 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Loan Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form
10-K.
Investment Securities
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
If the estimated value of investments is less than the cost or amortized cost, the investment is considered impaired and management evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred, management must exercise judgment to determine the nature of the potential impairment (i.e., temporary or other-than-temporary) in order to apply the appropriate accounting treatment. If United intends to sell, or is more likely than not they will be required to sell an impaired debt security before recovery of its amortized cost basis less any current period credit loss, other-than-temporary impairment is recognized in earnings. The amount recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. If United does not intend to sell, and is not more likely than not they will be required to sell the impaired debt security prior to recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the following: 1) the amount representing the credit loss, which is recognized in earnings, and 2) the amount related to all other factors, which is recognized in other comprehensive income. For additional information on management’s consideration of investment valuation and other-than-temporary impairment, see Note C and Note V, Notes to Consolidated Financial Statements.
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
See Note D, Notes to Consolidated Financial Statements for additional information regarding United’s acquired loans disclosures.
Income Taxes
United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC Topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note N, Notes to Consolidated Financial Statements for information regarding United’s ASC Topic 740 disclosures.
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

At December 31, 2019, approximately 14.86% of total assets, or $2.92 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 86.10% or $2.52 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 13.90% or $406.04 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment and Trup Cdos classified as available-for-sale.
At December 31, 2019, only $3.07 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note V for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2019 COMPARED TO 2018
United’s total assets as of December 31, 2019 were $19.66 billion, which was an increase of $411.83 million or 2.14% from December 31, 2018. The increase was mainly due to an increase of $289.91 million or 2.16% in portfolio loans, an increase of $137.67 million or 55.10% in loans held for sale, and an increase of $126.07 million or 4.96% in investment securities. In addition, United adopted the new accounting standard for leases effective January 1, 2019, as previously mentioned, resulting in a $57.78 million operating lease right-of-use
asset as of December 31, 2019. Partially offsetting these increases in total assets was a $182.90 million or 17.92% decrease in cash and cash equivalents and a $15.23 million or 3.33% decrease in other assets. Total liabilities increased $299.62 million or 1.87% from year-end
2018. Borrowings increased $362.25 million or 19.58% while accrued expenses and other liabilities increased $18.01 million or 11.82%. Partially offsetting these increases to liabilities was a $142.33 million or 1.02% decrease in deposits. As a result of the adoption of the leases accounting standard, United also recorded a $61.34 million operating lease liability as of December 31, 2019. Shareholders’ equity increased $112.21 million or 3.45%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2019 decreased $182.90 million or 17.92% from year-end
2018. In particular, interest-bearing deposits with other banks decreased $180.27 million or 21.67% as United placed less cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks decreased $2.65 million or 1.41%. Federal funds sold increased $17 thousand or 2.12%. During the year of 2019, net cash of $147.69 million and $48.45 million were provided by operating and financing activities, respectively, while net cash of $379.05 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities at December 31, 2019 increased $126.07 million or 4.96% from year-end
2018. Securities available for sale increased $100.26 million or 4.29%. This change in securities available for sale reflects $712.56 million in sales, maturities and calls of securities, $771.29 million in purchases, and an increase of $32.47 million in market value. The majority of the purchase activity was related to corporate securities which were almost exclusively issued by investment grade rated, single-name issuers, and have maturity dates of less than five years. Securities held to maturity declined $18.55 million or 92.77% from year-end
2018 due mainly to the transfer of $11.54 million of investment securities to available for sale securities upon the adoption of ASU No.
 2017-12.
Equity securities were $8.89 million at December 31, 2019, a decrease of $840 thousand or 8.63% due mainly to net sales. Other investment securities increased $45.21 million or 25.55% from year-end
2018 due mainly to purchases of an equity security without a readily determinable fair value, investment tax credits, and Federal Home Loan Bank (FHLB) stock.

The following is a summary of available for sale securities at December 31:

	2019	2018	2017
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$58,127	$86,285	$114,735
States and political subdivisions	272,014	212,670	303,101
Mortgage-backed securities	1,439,747	1,611,906	1,283,933
Asset-backed securities	284,390	272,459	109,829
Marketable equity securities	0	0	9,712
Trust preferred collateralized debt obligations	6,045	6,176	37,856
Single issue trust preferred securities	18,196	8,754	13,417
Corporate securities	348,405	162,634	28,101

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$2,426,924	$2,360,884	$1,900,684

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$2,437,296	$2,337,039	$1,888,756

The following is a summary of held to maturity securities at December 31:

	2019	2018	2017
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$0	$5,074	$5,187
States and political subdivisions	1,426	5,473	5,797
Mortgage-backed securities	0	20	23
Single issue trust preferred securities	0	9,412	9,401
Other corporate securities	20	20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$1,446	$19,999	$20,428

TOTAL HELD TO MATURITY SECURITIES, at fair value	$1,447	$18,655	$20,018

At December 31, 2019, gross unrealized losses on available for sale securities were $18.54 million. Securities with the most significant gross unrealized losses at December 31, 2019 consisted primarily of asset-backed securities, agency commercial mortgage-backed securities, and state and political subdivision securities. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The agency commercial mortgage-backed securities relate to commercial properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The state and political subdivisions securities relate to securities issued by various municipalities.
As of December 31, 2019, United’s mortgage-backed securities had an amortized cost of $1.44 billion, with an estimated fair value of $1.46 billion. The portfolio consisted primarily of $826.86 million in agency residential mortgage-backed securities with a fair value of $836.53 million, $3.43 million in non-agency
residential mortgage-backed securities with an estimated fair value of $3.83 million, and $609.46 million in commercial agency mortgage-backed securities with an estimated fair value of $614.97 million.
As of December 31, 2019, United’s corporate securities had an amortized cost of $657.06 million, with an estimated fair value of $650.94 million. The portfolio consisted of $6.05 million in Trup Cdos with a fair value of $4.70 million and $18.20 million in single issue trust preferred securities with an estimated fair value of $16.77 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $284.39 million and a fair value of $276.14 million and other corporate securities, with an amortized cost of $348.43 million and a fair value of $353.32 million.
The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. As of December 31, 2019, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $16.77 million as of December 31, 2019. Of the $16.77 million, $11.11 million or 66.23% were investment grade; $860 thousand or 5.16% were split rated; and $4.80 million or 28.61% were unrated. The two largest exposures accounted for 71.06% of the $16.77 million. These included Truist Bank at $7.12 million and Emigrant Bank at $4.80 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.

The following is a summary of available for sale single-issue trust preferred securities as of December 31, 2019:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,735	$4,800	$935
Truist Bank	Baa1	NR	BBB	4,961	4,757	204
M&T Bank	NR	BBB-	BBB-	3,043	3,213	(170)
Truist Bank	NR	BBB-	BBB	2,480	2,362	118
HSBC	Baa2	BBB+	NR	1,000	778	222
Royal Bank of Scotland	Baa3	BB+	BBB	977	864	113

				$18,196	$16,774	$1,422

During 2019, United recognized other-than-temporary impairment totaling $198 thousand on three investment securities. With the exception of these three securities, management does not believe that any other individual security with an unrealized loss as of December 31, 2019 is other-than-temporarily impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s other-than-temporary impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $137.67 million or 55.10% from year-end
2018. Loan originations in the secondary market exceeded sales during the year of 2019. Loan originations were $2.57 billion while loans sales were $2.44 billion. Loans held for sale were $387.51 million at December 31, 2019 as compared to $249.85 million at year-end
2018.
Portfolio Loans
Loans, net of unearned income, increased $289.91 million or 2.16%. Since year-end
2018, commercial, financial and agricultural loans decreased $100.40 million or 1.33% as commercial real estate loans decreased $427.79 million or 7.65% which was mostly offset by a $327.40 million or 16.72% increase in commercial loans (not secured by real estate). Residential real estate loans increased $185.01 million or 5.28% due mainly to an increase in first lien mortgage loans, and consumer loans increased $201.67 million or 20.91% due to an increase in indirect automobile financing. Construction and land development loans remained flat from prior year, decreasing $2.26 million or less than 1%.

A summary of loans outstanding is as follows:

	December 31
(In thousands)	2019	2018	2017	2016	2015
Commercial, financial & agricultural	$7,452,649	$7,553,044	$7,811,906	$6,088,775	$5,426,335
Residential real estate	3,686,401	3,501,393	2,996,171	2,403,437	2,268,685
Construction & land development	1,408,205	1,410,468	1,504,907	1,255,738	1,273,054
Consumer	1,166,293	964,627	714,353	608,769	430,878
Less: Unearned income	(1,419)	(7,310)	(15,916)	(15,582)	(14,872)

Total loans	13,712,129	13,422,222	13,011,421	10,341,137	9,384,080
Allowance for loan losses	(77,057)	(76,703)	(76,627)	(72,771)	(75,726)

TOTAL LOANS, NET	$13,635,072	$13,345,519	$12,934,794	$10,268,366	$9,308,354

Loans held for sale	$387,514	$249,846	$265,955	$8,445	$10,681

The following table summarizes the outstanding balances of portfolio loans originated and acquired, by type, as of December 31, 2019 and December 31, 2018:

	December 31, 2019
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$5,324,709	$3,029,967	$1,279,764	$1,162,360	$10,796,800
Acquired	2,127,940	656,434	128,441	3,933	2,916,748

Total gross loans	$7,452,649	$3,686,401	$1,408,205	$1,166,293	$13,713,548

	December 31, 2018
(In thousands)	Commercial, financial and agricultural	Residential real estate	Construction & land development	Consumer	Total

Originated	$4,887,688	$2,686,817	$1,179,676	$959,392	$9,713,573
Acquired	2,665,356	814,576	230,792	5,235	3,715,959

Total gross loans	$7,553,044	$3,501,393	$1,410,468	$964,627	$13,429,532

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2019:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$1,328,994	$2,659,218	$3,464,437	$7,452,649
Construction & land development	495,591	658,344	254,270	1,408,205

Total	$1,824,585	$3,317,562	$3,718,707	$8,860,854

At December 31, 2019, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$487,500	$2,039,690	$1,729,543	$4,256,733
Outstanding with adjustable rates	1,337,085	1,277,871	1,989,165	4,604,121

	$ 1,824,585	$ 3,317,561	$ 3,718,708	$ 8,860,854

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.
Other Assets
Other assets decreased $15.23 million or 3.33% from
year-end
2018, mainly due to deferred tax assets decreasing $18.32 million. In addition, core deposit intangibles decreased $7.02 million due to amortization. Partially offsetting these decreases were increases of $7.72 million in accounts receivables and $4.28 million in prepaid assets.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2019 decreased $142.33 million or 1.02%. In terms of composition, interest-bearing deposits decreased $346.88 million or 3.62% while noninterest-bearing deposits increased $204.55 million or 4.63% from December 31, 2018.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (MMDA) account balances. The $204.55 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $139.67 million or 6.19% and personal noninterest-bearing deposits of $23.38 million or 3.25%. In addition, in process items increased $9.44 million.
Interest-bearing deposits consist of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs decreased $300.89 million or 5.05% while NOW accounts decreased $2.32 million or less than 1% since year-end
2018. In particular, interest-bearing MMDAs decreased $300.89 million as commercial MMDAs decreased $162.79 million, brokered MMDAs decreased $126.95 million, and public funds MMDAs decreased $61.10 million. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts decreased $159.34 million or 8.05% mainly due to a decrease of $137.70 million in personal NOW accounts and a $73.10 million decrease in public funds NOW accounts. Partially offsetting these decreases was an increase of $51.46 million in commercial NOW accounts.
Regular savings decreased $72.07 million or 7.55% from
year-end
2018 mainly due to a $68.18 million decrease in personal savings accounts, a $4.60 million decrease in commercial savings accounts, and a $3.25 million decrease in retirement savings accounts.
Time deposits under $100,000 increased $11.63 million or 1.63% from year-end
2018. This increase in time deposits under $100,000 is the result of a $9.52 million increase in Certificate of Deposit Account Registry Service (CDARS) balances and a $4.59 million increase in fixed CDs under $100,000.
Since
year-end
2018, time deposits over $100,000 increased $16.78 million or 1.06% as fixed rate CDs increased $183.84 million and CDARS increased $124.14 million. These increases in time deposits over $100,000 were mostly offset by a $218.30 million decrease in brokered certificates of deposits and a $72.90 million decrease in public funds CDs over $100,000.

The table below summarizes the changes by deposit category since year-end
2018:

(Dollars in thousands)	December 31 2019	December 31 2018	$ Change	% Change
Demand deposits	$3,381,866	$3,212,878	$168,988	5.26%
Interest-bearing checking	372,175	374,495	(2,320)	(0.62%)
Regular savings	882,889	954,961	(72,072)	(7.55%)
Money market accounts	6,891,696	7,157,028	(265,332)	(3.71%)
Time deposits under $100,000	723,941	712,313	11,628	1.63%
Time deposits over $100,000 (1)	1,599,854	1,583,074	16,780	1.06%

Total deposits	$13,852,421	$13,994,749	$(142,328)	(1.02%)

(1)	Includes time deposits of $250,000 or more of $803,414 and $979,707 at December 31, 2019 and 2018, respectively.
At December 31, 2019, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2020	$1,654,411
2021	401,197
2022	167,288
2023	60,118
2024 and thereafter	40,781

TOTAL	$2,323,795

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2019 are summarized as follows:

Amount
(In thousands)
3 months or less	$418,978
Over 3 through 6 months	305,171
Over 6 through 12 months	462,114
Over 12 months	413,591

TOTAL	$1,599,854

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2019			2018			2017
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$4,388,664	$0	0.00%	$4,297,474	$0	0.00%	$3,800,902	$0	0.00%
NOW and money market deposits	6,297,715	88,591	1.41%	6,062,294	57,723	0.95%	5,650,379	25,867	0.46%
Savings deposits	963,954	2,501	0.26%	1,043,348	2,161	0.21%	992,798	2,002	0.20%
Time deposits	2,342,969	44,557	1.90%	2,337,368	31,623	1.35%	2,505,711	21,857	0.87%

TOTAL	$13,993,302	$135,649	0.97%	$13,740,484	$91,507	0.67%	$12,949,790	$49,726	0.38%

More information relating to deposits is presented in Note J, Notes to Consolidated Financial Statements.
Borrowings
Total borrowings at December 31, 2019 increased $362.25 million or 19.58% since year-end
2018. During 2019, short-term borrowings increased $23.33 million or 6.64% due to a $75.00 million increase in short term FHLB advances.

This increase in short-term borrowings was partially offset by a $28.27 million decrease in short-term securities sold under agreements to repurchase and a $23.40 million decrease in federal funds purchased. Long-term borrowings increased $338.93 million or 22.61% from year-end
2018 due to a $337.67 million increase in long-term FHLB advances as new borrowings exceeded repayments.
The table below summarizes the change in the borrowing categories since year-end
2018:

(Dollars in thousands)	December 31 2019	December 31 2018	$ Change	% Change
Federal funds purchased	$0	$23,400	$(23,400)	(100.00%)
Short-term securities sold under agreements to repurchase	124,654	152,927	(28,273)	(18.49%)
Short-term FHLB advances	250,000	175,000	75,000	42.86%
Long-term FHLB advances	1,601,865	1,264,198	337,667	26.71%
Issuances of trust preferred capital securities	236,164	234,905	1,259	0.54%

Total borrowings	$2,212,683	$1,850,430	$362,253	19.58%

For a further discussion of borrowings see Notes K and L, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2019 increased $18.01 million or 11.82% from year-end
2018. In particular, the pension liability increased $8.99 million, accounts payable associated with George Mason increased $4.64 million, and interest payable increased $2.02 million. Partially offsetting these increases was a decrease of $3.61 million in deferred compensation due to payments.
Shareholders’ Equity
Shareholders’ equity at December 31, 2019 was $3.36 billion, which was an increase of $112.21 million or 3.45% from year-end
2018.
Retained earnings increased $119.54 million or 11.80% from
year-end
2018. Earnings net of dividends for the year of 2019 were $120.59 million. Amount recognized in retained earnings for the adoption of ASU No.
 2016-02
was $1.05 million.
Accumulated other comprehensive income increased $22.15 million or 38.85% from year-end
2018 due mainly to an increase of $26.25 million in the
after-tax
fair value adjustment on AFS securities. The
after-tax
accretion of pension costs was $3.79 million for the year of 2019 while the after-tax
pension accounting adjustment at
year-end
2019 resulted in a decline of $7.94 million.
During the second quarter of 2018, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 1,009,150 shares in 2019 at a cost of $35.22 million or an average price per share of $34.90.
EARNINGS SUMMARY
Overview
Net income for the year 2019 was $260.10 million or $2.55 per diluted share, an increase of $3.76 million or 1.47% from $256.34 million or $2.45 per diluted share for the year of 2018. Income before income taxes for the year of 2019 was $324.44 million which was relatively flat from the year of 2018, decreasing $2.73 million or less than 1%.
United’s return on average assets for the year of 2019 was 1.34% and return on average shareholders’ equity was 7.80% as compared to 1.36% and 7.84% for the year of 2018. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported average return on assets and average return on equity were 1.21% and 9.90%, respectively, for the first nine months of 2019. For the year of 2019, United’s annualized return on average tangible equity was 14.26%, as compared to 14.65% the year of 2018.

	Year Ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$260,099	$256,342
Average Total Shareholders’ Equity (GAAP)	3,336,075	3,268,944
Less: Average Total Intangibles	(1,511,501)	(1,519,174)

(b) Average Tangible Equity (non-GAAP)	$1,824,574	$1,749,770
Return on Tangible Equity (non-GAAP) [(a) / (b)]	14.26%	14.65%
Net interest income for the year of 2019 was $577.92 million, a decrease of $10.72 million or 1.82% from the prior year. The decrease in net interest income occurred because total interest income increased $44.85 million while total interest expense increased $55.57 million from the year of 2018.
The provision for credit losses was $21.31 million for the year 2019 as compared to $22.01 million for the year of 2018. Noninterest income was $150.48 million for the year of 2019 which was an increase of $21.77 million or 16.92% from the year of 2018. Noninterest expense was $382.65 million which was an increase of $14.48 million or 3.93% from the year of 2018.
Income taxes for the year of 2019 was $64.34 million as compared to $70.82 million for the year of 2018. United’s effective tax rate was approximately 19.8% and 21.7% for years ended December 31, 2019 and 2018, respectively, as compared to 47.1% for 2017. The year of 2017 included additional income tax expense of $37.73 million related to the estimated impact of the enactment of the Tax Act.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the year of 2019 was $258.40 million compared to net income of $268.65 million for the year of 2018.
Net interest income decreased $9.56 million to $583.55 million for the year of 2019, compared to $593.11 million for the same period of 2018. Net interest income for year of 2019 decreased from the year of 2018 due mainly to an increase in the average cost of funds primarily as a result of higher market interest rates and a change in the mix of interest-bearing liabilities. Provision for loan losses was $21.31 million for the year ended December 31, 2019 compared to a provision of $22.01 million for the same period of 2018. Noninterest income for the year of 2019 increased $2.42 million to $74.96 million as compared to $72.54 million for the year of 2018. The increase was due mainly to increased fees from trust and brokerage services and higher income from bank-owned life insurance due to death benefits partially offset by a net gain on the sale of bank premises in 2018. Noninterest expense was $314.71 million for the year ended December 31, 2019, compared to $301.12 million for the same period of 2018. The increase of $13.59 million in noninterest expense was primarily attributable to penalties on the prepayment of FHLB advances, increases in employee compensation due mainly to higher employee incentives, OREO expense due to a decline in the fair values of OREO properties and other expense due to an increase in the amortization of income tax credits. Partially offsetting these increases were decreases in net occupancy expense due mainly to a decline in building rental expense, data processing fees due to lower fees under a new contract, FDIC insurance expense resulting from the small bank assessment credit, and employee benefits due mainly to a decline in pension expense.

Mortgage Banking
The mortgage banking segment reported net income of $10.16 million for the year of 2019 as compared to a net loss of $2.26 million for the year of 2018 due mainly to a decline in mortgage rates, more refinance transactions and a reduction in operating expenses. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $83.88 million for the year of 2019 as compared to $68.56 million for the year of 2018. Noninterest expense was $72.29 million for the year of 2019 as compared to $72.63 million the year of 2018. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.
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
Net interest income for the year of 2019 was $577.92 million, which was a decrease of $10.72 million or 1.82% from the year of 2018. The $10.72 million decrease in net interest income occurred because total interest income increased $44.85 million while total interest expense increased $55.57 million from the year of 2018. Generally, interest income for the year of 2019 increased from the year of 2018 due to a higher level of earning assets. The higher amount of interest expense for the year of 2019 was due to higher market interest rates on interest-bearing liabilities. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
tax-favored
status of income from certain loans and investments. Although this is a non-GAAP
measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt
sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent
net interest income for the year of 2019 was $581.66 million, a decrease of $11.32 million or 1.91% from the year of 2018 due mainly to an increase in the average cost of funds. Partially offsetting these decreases to tax-equivalent
net interest income for the year of 2019 were increases in average earning assets and the average yield on those average earning assets. For the year of 2019, average earning assets increased $608.04 million or 3.67% from the year of 2018 due mainly to increases of $403.36 million or 3.01% in average net loans and $313.89 million or 13.58% in average investment securities. Average short-term investments decreased $109.21 million or 12.96%. The average yield on earning assets for the year of 2019 increased 11 basis points from the year of 2018 due to higher market rates. Loan accretion on acquired loans was $38.80 million and $43.20 million for the year of 2019 and 2018, respectively, decreasing $4.39 million or 10.17%. The net interest margin of 3.39% for the year of 2019 was a decrease of 19 basis points from the net interest margin of 3.58% for the year of 2018.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the year ended December 31, 2019, 2018 and 2017.

	Year Ended
(Dollars in thousands)	December 31 2019	December 31 2018	December 31 2017
Loan Accretion	$38,803	$43,197	$41,202
Certificates of deposit	791	1,258	2,244
Long-term borrowings	1,074	1,074	617

Total	$40,668	$45,529	$44,063

The following table reconciles the difference between net interest income and tax-equivalent
net interest income for the year ended December 31, 2019, 2018 and 2017.

	Year Ended
(Dollars in thousands)	December 31 2019	December 31 2018	December 31 2017
Net interest income (GAAP)	$577,922	$588,645	$548,997
Tax-equivalent adjustment (non-GAAP) (1)	3,735	4,328	8,429

Tax-equivalent net interest income (non-GAAP)	$581,657	$592,973	$557,426

(1)	The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2019, 2018 and 2017 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$733,865	$21,338	2.91%	$843,079	$19,268	2.29%	$1,304,830	$16,035	1.23%
Investment Securities:
Taxable	2,485,767	70,789	2.85%	2,080,145	56,273	2.71%	1,486,460	36,715	2.47%
Tax-exempt	139,277	4,412	3.17%	231,009	6,904	2.99%	234,450	8,491	3.62%

Total Securities	2,625,044	75,201	2.86%	2,311,154	63,177	2.73%	1,720,910	45,206	2.63%
Loans, net of unearned income (2)	13,879,662	669,758	4.83%	13,476,416	639,598	4.75%	12,598,295	570,994	4.53%
Allowance for loan losses	(76,731)			(76,848)			(73,434)

Net loans	13,802,931		4.85%	13,399,568		4.77%	12,524,861		4.56%

Total earning assets	17,161,840	$766,297	4.47%	16,553,801	$722,043	4.36%	15,550,601	$632,235	4.07%

Other assets	2,313,628			2,294,226			2,066,828

TOTAL ASSETS	$19,475,468			$18,848,027			$17,617,429

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,604,638	$135,649	1.41%	$9,443,010	$91,507	0.97%	$9,148,888	$49,726	0.54%
Short-term borrowings	140,483	2,347	1.67%	224,948	2,245	1.00%	309,794	1,579	0.51%
Long- term borrowings	1,821,504	46,644	2.56%	1,509,604	35,318	2.34%	1,306,120	23,504	1.80%

Total Interest-Bearing Funds	11,566,625	184,640	1.60%	11,177,562	129,070	1.15%	10,764,802	74,809	0.69%

Noninterest-bearing deposits	4,388,664			4,297,474			3,800,902
Accrued expenses and other liabilities	184,104			104,047			92,432

TOTAL LIABILITIES	16,139,393			15,579,083			14,658,136
SHAREHOLDERS’ EQUITY	3,336,075			3,268,944			2,959,293

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,475,468			$18,848,027			$17,617,429

NET INTEREST INCOME		$581,657			$592,973			$557,426

INTEREST SPREAD			2.87%			3.21%			3.38%

NET INTEREST MARGIN			3.39%			3.58%			3.58%
(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21 % for 2019 and 2018 and 35% for 2017.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

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

	2019 Compared to 2018				2018 Compared to 2017
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(2,501)	$5,227	$(656)	$2,070	$(5,680)	$13,831	$(4,918)	$3,233
Investment securities:
Taxable	10,992	2,912	612	14,516	14,664	3,568	1,326	19,558
Tax-exempt (1)	(2,743)	416	(165)	(2,492)	(125)	(1,477)	15	(1,587)
Loans (1),(2)	19,240	10,720	200	30,160	39,887	26,302	2,415	68,604

TOTAL INTEREST INCOME	24,988	19,275	(9)	44,254	48,746	42,224	(1,162)	89,808

Interest expense:
Interest-bearing deposits	$1,568	$41,549	$1,025	$44,142	$1,588	$39,340	$853	$41,781
Short-term borrowings	(845)	1,507	(560)	102	(433)	1,518	(419)	666
Long-term borrowings	7,298	3,321	707	11,326	3,663	7,053	1,098	11,814

TOTAL INTEREST EXPENSE	8,021	46,377	1,172	55,570	4,818	47,911	1,532	54,261

NET INTEREST INCOME	$16,967	$(27,102)	$(1,181)	$(11,316)	$43,928	$(5,687)	$(2,694)	$35,547

(1)	Yields and interest income on federally
tax-exempt
loans and investment securities are computed on a fully
tax-equivalent
basis using the statutory federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Loan Losses
At December 31, 2019, nonperforming loans were $131.07 million or 0.96% of loans, net of unearned income compared to nonperforming loans of $142.82 million or 1.06% of loans, net of unearned income at December 31, 2018. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $9.49 million at December 31, 2019, a decrease of $5.36 million or 36.07% from $14.85 million at year-end
2018. This decrease was primarily due to a decrease in delinquencies of loans that have matured as well as one significant relationship with delinquent payments at year-end
2018. At December 31, 2019, nonaccrual loans were $63.21 million, a decrease of $5.34 million or 7.78% from $68.54 million at year-end
2018. This decrease was primarily due to repayment of several large nonaccrual relationships through liquidation of collateral as well as foreclosure on collateral. Restructured loans were $58.37 million at December 31, 2019, a decrease of $1.06 million or 1.78% from $59.43 million at year-end
2018. Eleven loans totaling $11.69 million were restructured during the year of 2019. Partially offsetting these new restructured loans were repayments on previously restructured loans as well as partial charge-offs of the outstanding balance on two restructured relationships. The losses inherent on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $146.59 million, including OREO of $15.52 million at December 31, 2019, represented 0.75% of total assets.
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

	December 31
	2019	2018	2017	2016	2015
	(In thousands)
Nonaccrual loans
Originated	$54,090	$57,258	$97,971	$77,111	$83,146
Acquired	9,119	11,286	10,832	6,414	8,043
Loans which are contractually past due 90 days or more as to interest or principal, and are still accruing interest
Originated	7,030	11,945	7,288	7,763	11,462
Acquired	2,464	2,906	2,515	823	166
Restructured loans (1)
Originated	54,912	58,101	48,709	21,115	23,890
Acquired	3,457	1,324	1,420	37	0

Total nonperforming loans	$131,072	$142,820	$168,735	$113,263	$126,707
Other real estate owned	15,515	16,865	24,348	31,510	32,228

TOTAL NONPERFORMING ASSETS	$146,587	$159,685	$193,083	$144,773	$158,935

(1)	Restructured loans that were contractually past due 90 days or more as to interest or principal and are still accruing interest or on nonaccrual status for the indicated periods are included in “Restructured loans” and not “Loans which are contractually past due 90 days or more as to interest or principal and are still accruing interest” or “Nonaccrual loans” (see Note E to the Consolidated Financial Statements for further information).
Loans are designated as impaired when, in the opinion of management, the collection of principal and interest in accordance with the loan contract is doubtful. At December 31, 2019, impaired loans were $289.36 million, which was a decrease of $100.18 million or 25.72% from the $389.53 million in impaired loans at December 31, 2018. This decrease was due mainly to a reduction in the outstanding balance of acquired impaired loans. Acquired impaired loans are accounted for under ASC Subtopic
310-30.
The recorded investment balance and the contractual principal balance of the acquired impaired loans were $96.00 million and $124.78 million at December 31, 2019, respectively, as compared to $149.74 million and $195.71 million, respectively, at December 31, 2018. For the acquired impaired loans accounted for under ASC
310-30,
the difference between the contractually required payments due and the cash flows expected to be collected, considering the impact of prepayments, is referred to as the non-accretable
difference (the credit mark). The credit mark is not recognized in income. The remaining credit mark was $27.64 million and $38.53 million at December 31, 2019 and December 31, 2018, respectively. For further details regarding impaired loans, see Note E to the Consolidated Financial Statements.
United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses. At December 31, 2019, the allowance for credit losses was $78.79 million as compared to $78.09 million at December 31, 2018.
At December 31, 2019, the allowance for loan losses was $77.06 million as compared to $76.70 million at December 31, 2018. As a percentage of loans, net of unearned income, the allowance for loan losses was 0.56% at December 31, 2019 and 0.57% at December 31, 2018. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 58.79% and 53.71% at December 31, 2019 and December 31, 2018, respectively. The Company’s detailed methodology and analysis indicated a minimal increase in the allowance for loan losses primarily because of the offsetting factors of changes within historical loss rates and reduced loss allocations on impaired loans.

For the years ended December 31, 2019 and 2018, the provision for loan losses was $21.31 million and $22.01 million, respectively. Net charge-offs were $20.96 million for the year of 2019 as compared to net charge-offs of $21.94 million for the year of 2018. These lower amounts of provision expense and net charge-offs in 2019 compared to the same periods in 2018 were due to the recognition of losses on several large commercial relationships in 2018. Annualized net charge-offs as a percentage of average loans were 0.16% and 0.17% for the year of 2019 and 2018, respectively. The reserve for lending-related commitments at December 31, 2019 was $1.73 million, an increase of $344 thousand or 24.77% from December 31, 2018. Changes to the reserve for lending-related commitments are recorded in other expense in the Consolidated Statements of Income.
The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$76,703	$76,627	$72,771	$75,726	$75,529

Loans charged off:
Commercial, financial & agricultural	21,973	19,963	23,731	26,130	15,917
Residential real estate	2,967	3,162	2,973	4,597	6,411
Construction & land development	1,303	2,731	3,337	2,659	862
Consumer	2,867	2,750	2,822	2,794	2,309

TOTAL CHARGE-OFFS	29,110	28,606	32,863	36,180	25,499
Recoveries:
Commercial, financial & agricultural	6,412	4,696	6,238	7,198	1,617
Residential real estate	858	1,114	601	639	495
Construction & land development	175	197	726	433	511
Consumer	706	662	748	446	499

TOTAL RECOVERIES	8,151	6,669	8,313	8,716	3,122

NET LOANS CHARGED OFF	20,959	21,937	24,550	27,464	22,377
Provision for loan losses	21,313	22,013	28,406	24,509	22,574

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$77,057	$76,703	$76,627	$72,771	$75,726
Reserve for lending-related commitments	1,733	1,389	679	1,044	936

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$78,790	$78,092	$77,306	$73,815	$76,662

Loans outstanding at the end of period (gross) (1)	$13,713,548	$13,429,532	$13,027,337	$10,356,719	$9,398,952

Average loans outstanding during period (net of unearned income) (1)	$13,570,789	$13,258,619	$12,399,901	$9,983,828	$9,117,844

Net charge-offs as a percentage of average loans outstanding	0.15%	0.17%	0.20%	0.28%	0.25%

Allowance for loan losses, as a percentage of nonperforming loans	58.79%	53.71%	45.41%	64.25%	59.76%
(1)	Excludes loans held for sale.
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
The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2019	2018	2017	2016	2015
	(In thousands)
Commercial, financial & agricultural	$61,403	$53,323	$56,959	$45,243	$40,274
Residential real estate	8,997	12,448	9,927	13,770	15,148
Construction & land development	3,354	7,992	7,187	10,606	18,205
Consumer	3,007	2,695	2,481	2,805	1,995
Allowance for estimated imprecision	296	245	73	347	104

Allowance for loan losses	$77,057	$76,703	$76,627	$72,771	$75,726
Reserve for lending-related commitments	1,733	1,389	679	1,044	936

Allowance for credit losses	$78,790	$78,092	$77,306	$73,815	$76,662

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2019	2018	2017	2016	2015
Commercial, financial & agricultural	54.35%	56.27%	60.04%	58.88%	57.82%
Residential real estate	26.88%	26.09%	23.03%	23.24%	24.18%
Construction & land development	10.27%	10.51%	11.56%	12.14%	13.57%
Consumer	8.50%	7.13%	5.37%	5.74%	4.43%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s company-wide review of the allowance for loan losses at December 31, 2019 produced increased allocations in two of the four loan categories. The commercial, financial & agricultural loan pool allocation increased $8.08 million due to an increase in historical loss rates as well as an increase in outstanding loan balances. The consumer loan pool experienced a minimal increase of $312 thousand due to an increase in outstanding loan balances. Offsetting these increases was a decrease in the real estate construction and development loan pool allocation of $4.64 million due to a decrease in historical loss rates and decrease in allocations recognized for impaired loans. The residential real estate allocation decreased $3.45 million primarily due to a decrease in allocations recognized for impaired loans. In summary, the overall level of the allowance for loan losses was relatively stable in comparison to year-end
2018 as a result of offsetting factors within the portfolio as described above.
An allowance is established for probable credit losses on impaired loans via specific allocations. Nonperforming commercial loans and leases are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $16.50 million at December 31, 2019 and $28.36 million at December 31, 2018. In comparison to the prior year-end,
this element of the allowance decreased by $11.86 million primarily due to decreased specific allocations for commercial, financial & agricultural loans as well as residential real estate loans.

Management believes that the allowance for credit losses of $78.79 million at December 31, 2019 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
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
Noninterest income for the year of 2019 was $150.48 million, which was an increase of $21.77 million or 16.92% from the year of 2018. The increase was due mainly to an increase in income from mortgage banking activities.
Income from mortgage banking activities totaled $76.95 million for the year of 2019 compared to $58.11 million for the year of 2018. The increase of $18.84 million or 32.43% for the year of 2019 was mainly due to increased loan originations and a higher realized gain on sale margin by George Mason. Mortgage loan sales were $2.44 billion in the year of 2019 as compared to $1.98 billion in the year of 2018. Mortgage loans originated for sale were $2.57 billion for the year of 2019 as compared to $1.99 billion for the year of 2018.
United recognized a net gain of $175 thousand on investment securities’ activity in 2019 as compared to a net loss of $2.62 million on investment securities’ activity in 2018. In particular, United recognized a net gain of $373 thousand on the sales, calls and redemption of investment securities for the year of 2019 as compared to a net loss of $862 thousand on the sales, calls and redemption of investment securities for the year of 2018. In addition, United recognized other-than-temporary (OTTI) of $198 thousand for the year of 2019 as compared to OTTI of $1.76 million for the year of 2018.
Income from bank-owned life insurance for the year of 2019 increased $2.29 million or 45.47% from the year of 2018 due to the recognition of $2.28 million in death benefits.
Fees from trust services for the year of 2019 were $13.87 million, an increase of $943 thousand or 7.29% from the year of 2018. The increase was due to an increase in the value of managed assets.
Fees from brokerage services for the year of 2019 were $10.14 million, an increase of $789 thousand or 8.44% from the year of 2018 due to increased volume.
Bankcard fees for the year of 2019 decreased $494 thousand or 9.56% from the year of 2018 due to a decline in interchange income from decreased volume.
United recognized a net gain of $2.76 million in the year of 2018 on the sale of bank premises.
Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2019 was $382.65 million, which was an increase of $14.48 million or 3.93% from the year of 2018.

Employee compensation for the year of 2019 increased $9.49 million or 5.77% from the year of 2018. This increase was due mainly to increased salaries and commissions expense primarily related to the increase in production and sales of mortgage loans at George Mason.
During the second quarter of 2019, United recognized $5.11 million in penalties to prepay FHLB advances.
Other real estate owned (OREO) expense increased $1.89 million or 54.94% for the year of 2019 due to a decline in the fair value of OREO properties.
Other expense for the year of 2019 increased $4.72 million or 6.16% from the year of 2018 due mainly to an increase of $2.77 million in the amortization of income tax credits and an increase of $1.11 million in donations. The amortization of tax credits had a corresponding positive impact on lowering the effective tax rate. In addition, United incurred merger expenses of $589 thousand in the year of 2019 related to the announced acquisition of Carolina Financial Corporation.
Federal Deposit Insurance Corporation (FDIC) insurance expense for the year of 2019 decreased $3.39 million from the year of 2018 resulting from a Small Bank Assessment credit and lower assessment fees.
Data processing expense decreased $1.57 million or 6.59% for the year of 2019 as compared to the prior year due to lower fees from a new contract.
Net occupancy expense decreased $1.61 million or 4.42% for the year of 2019 as compared to the prior year. The decrease was due mainly to a decline in building rental expense due to fewer offices. Building depreciation expense also declined.
Employee benefits expense for the year of 2019 decreased $427 thousand or 1.18% as compared to the year of 2018. Pension expense decreased $1.33 million. Partially offsetting this decrease was an increase of $636 thousand in health care insurance costs. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note O, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $668 thousand and decrease by approximately $631 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.02 million and increase by approximately $2.29 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.35 million and increase by approximately $1.35 million, respectively.
Income Taxes
For the year ended December 31, 2019, income taxes were $64.34 million, compared to $70.82 million for 2018 due to a decline in the effective tax rate due in large part to the previously mentioned income tax credits. United’s effective tax rate was approximately 19.8% and 21.7% for years ended December 31, 2019 and 2018, respectively, as compared to 47.1% for 2017. For further details related to income taxes, see Note N, Notes to Consolidated Financial Statements.

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
Net income for the second quarter of 2019 was $67.21 million or $0.66 per diluted share, as compared to $66.27 million or $0.63 per diluted share for the prior year second quarter. Net interest income for the second quarter of 2019 was $150.55 million which was relatively flat from the second quarter of 2018, increasing $1.43 million or less than 1%. The slight increase in net interest income occurred because total interest income increased $21.25 million while total interest expense only increased $19.81 million from the second quarter of 2018. The provision for credit losses was $5.42 million for the second quarter of 2019 as compared to $6.20 million for the second quarter of 2018. For the second quarter of 2019, noninterest income was $39.80 million, which was an increase of $3.79 million or 10.52% from the second quarter of 2018. This increase from 2018 was mainly due to additional income from mortgage banking activities. For the second quarter of 2019, noninterest expense increased $6.79 million or 7.26% from the second quarter of 2018 due mainly to penalties incurred during the second quarter of 2019 on the prepayment of FHLB advances. Income taxes for the second quarter of 2019 were $17.53 million as compared to $19.24 million for the second quarter of 2018. For the quarters ended June 30, 2019 and 2018, United’s effective tax rate was 20.69% and 22.50%, respectively.
Net income for the third quarter of 2019 was $65.97 million or $0.65 per diluted share, as compared to $64.41 million or $0.62 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2019 was $141.92 million which was a decrease of $6.86 million or 4.61% from the third quarter of 2018. The decrease in net interest income occurred because total interest income increased $5.32 million while total interest expense increased $12.18 million from the third quarter of 2018. The provision for credit losses was $5.03 million for the third quarter of 2019 as compared to $4.81 million for the third quarter of 2018. For the third quarter of 2019, noninterest income was $42.22 million, which was an increase of $10.54 million or 33.26% from the third quarter of 2018 due to additional income from mortgage banking activities. For the third quarter of 2019, noninterest expense increased $2.82 million or 3.02% from the third quarter of 2018 due mainly to an increase in employee compensation resulting from higher commissions expense from increased production and sales from mortgage banking activities. Income taxes for the third quarter of 2019 were $17.01 million as compared to $17.93 million for the third quarter of 2018. For the quarters ended September 30, 2019 and 2018, United’s effective tax rate was 20.50% and 21.77%, respectively.
Net income for the fourth quarter of 2019 was $63.29 million or $0.62 per diluted share as compared to earnings of $63.95 million or $0.62 per diluted share for the fourth quarter of 2018. Net interest income for the fourth quarter of 2019 was $141.28 million, which was a decrease of $5.42 million or 3.70% from the fourth quarter of 2018. The $5.42 million decrease in net interest income occurred because total interest income decreased $3.63 million while total interest expense increased $1.79 million from the fourth quarter of 2018.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the fourth quarter of 2019 was $142.13 million, a decrease of $5.63 million or 3.81% from the fourth quarter of 2018 due mainly to a decrease of 18 basis points in the average yield on earning assets and an increase of 7 basis points in the average cost of funds as compared to the fourth quarter of 2018. For the quarters ended December 31, 2019 and 2018, the provision for loan losses was $5.87 million and $5.82 million. Noninterest income for the fourth quarter of 2019 was $37.24 million, which was an increase of $7.42 million or 24.86% from the fourth quarter of 2018. The higher amount of noninterest income was due mainly to a rise of $5.98 million in income from mortgage banking activities due to increased production and sales of mortgage loans in the secondary market by George Mason. Noninterest expense for the fourth quarter of 2019 was $96.90 million, an increase of $5.90 million or 6.48% from the fourth quarter of 2018. In particular, employee compensation increased $5.20 million due mainly to an increase in commissions and incentives expense related to the increase in production and sales of mortgage loans at George Mason. In addition, other expense increased $2.40 million due to an increase of $1.16 million in donations and merger expenses of $589 thousand related to the announced acquisition of Carolina Financial Corporation. Partially offsetting these increases was a decline of $2.24 million in FDIC assessment fees.

Additional quarterly financial data for 2019 and 2018 may be found in Note Y, Notes to Consolidated Financial Statements.
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
United’s business and earnings are also affected by general and local economic conditions. Certain credit markets can experience difficult conditions and volatility. Downturns in the credit market can cause a decline in the value of certain loans and securities, a reduction in liquidity and a tightening of credit. A downturn in the credit market often signals a weakening economy that can cause job losses and thus distress on borrowers and their ability to repay loans. Uncertainties in credit markets and the economy present significant challenges for the financial services industry.
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
Contractual Obligations, Commitments, Contingent Liabilities and
Off-Balance
Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. The table below presents, by payment date, significant known contractual obligations to third parties as of December 31, 2019:

		Total Payments Due by Period
(In thousands)	Total	One Year or Less	One to Three Years	Three to Five Years	Over Five Years
Deposits without a stated maturity (1)	$11,528,626	$11,528,626	$0	$0	$0
Time deposits (2) (3)	2,368,211	1,682,519	582,709	102,945	38
Short-term borrowings (2)	374,686	374,686	0	0	0
Long-term borrowings (2) (3)	2,025,375	774,128	878,829	19,985	352,433
Operating leases	66,495	17,725	26,702	13,878	8,190

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2019. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.
As of December 31, 2019, United recorded a liability for uncertain tax positions, including interest and penalties, of $2.01 million. This liability represents an estimate of tax positions that United has taken in its tax returns which may ultimately not be sustained upon examination by tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability is excluded from the contractual obligations table.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at December 31, 2019 do not represent the amounts that may ultimately be paid under these contracts, they are excluded from the preceding table. Further discussion of derivative instruments is included in Note R, Notes to Consolidated Financial Statements.
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
The following table details the amounts of significant commitments and letters of credit as of December 31, 2019:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$579,798
Credit card and personal revolving lines	143,449
Commercial	2,887,530

Total unused commitments	$3,610,777

Financial standby letters of credit	$62,784
Performance standby letters of credit	82,321
Commercial letters of credit	5,092

Total letters of credit	$150,197

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note Q, Notes to Consolidated Financial Statements.
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
Cash flows provided by operations in 2019 were $147.69 million due mainly to net income of $260.10 million for the year of 2019. In 2018, cash flows provided by operations were $292.53 million due mainly to net income of $256.34 million for the year of 2018. In 2019, net cash of $379.05 million was used in investing activities which was primarily due to net purchases of $95.82 million in investment securities and net growth of $285.25 million in loans. In 2018, net cash of $871.51 million was used in investing activities which was primarily due net purchases of $493.57 million in investment securities and net growth of $391.38 million in loans. During the year of 2019, net cash of $48.45 million was provided by financing activities due primarily to net increases of $340.00 million and $23.33 million in long-term and short-term borrowings, respectively. Partially offsetting this source of cash from financing activities was the payment of cash dividends in the amount of $138.94 million, a net withdrawal of $141.54 million in deposits and the acquisition of treasury stock for $35.67 million. During the year of 2018, net cash of $66.79 million was used in financing activities due primarily to the payment of cash dividends in the amount of $142.35 million and the acquisition of treasury stock for $100.72 million. Partially offsetting these uses of cash for financing activities were net increases of $195.00 million and $165.42 million in long-term borrowings and deposits, respectively. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $182.90 million for the year of 2019 as compared to a decrease in cash and cash equivalents of $645.77 million for the year of 2018. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes K and L, Notes to Consolidated Financial Statements for more detail regarding the amounts available to United under its lines of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset and Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is considered to be well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.70% at December 31, 2019 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.53%, 12.53% and 10.48%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%. See Note U, Notes to Consolidated Financial Statements.

Total shareholders’ equity was $3.36 billion at December 31, 2019, which was an increase of $112.21 million or 3.45% from December 31, 2018. This increase was primarily due to the retention of earnings.
United’s equity to assets ratio was 17.11% at December 31, 2019 as compared to 16.89% at December 31, 2018. The primary capital ratio, capital and reserves to total assets and reserves, was 17.44% at December 31, 2019 as compared to 17.23% at December 31, 2018. United’s average equity to average asset ratio was 17.13% and 17.34% for the years ended December 31, 2019 and 2018, respectively. All these financial measurements reflect a financially sound position.
During the fourth quarter of 2019, United’s Board of Directors declared a cash dividend of $0.35 per share. Dividends per share of $1.37 for the year of 2019 represented an increase over the $1.36 per share paid for 2018. Total cash dividends declared to common shareholders were $139.51 million for the year of 2019 as compared to $141.61 million for the year of 2018. The year 2019 was the forty-sixth consecutive year of dividend increases to United shareholders.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2019	2018	2017
Return on average assets	1.34%	1.36%	0.85%
Return on average equity	7.80%	7.84%	5.09%
Dividend payout ratio	53.64%	55.24%	87.50%
Average equity to average assets ratio	17.13%	17.34%	16.80%
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The following table shows United’s estimated earnings sensitivity profile as of December 31, 2019 and December 31, 2018:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2019	December 31, 2018
+200	(2.37%)	(2.71%)
+100	(1.09%)	(1.29%)
-100	0.86%	0.97%
-200	(1.34%)	(0.97%)
At December 31, 2019, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.09% over one year as compared to a decrease of 1.29% at December 31, 2018. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.37% over one year as of December 31, 2019, as compared to a decrease of 2.71% as of December 31, 2018. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.86% over one year as of December 31, 2019 as compared to an increase of 0.97%, over one year as of December 31, 2018. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.34% over one year as of December 31, 2019 as compared to a decrease of 0.97% over one year as of December 31, 2018.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.45% in year two as of December 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.16% in year two as of December 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.43% in year two as of December 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.28% in year two as of December 31, 2019.
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
At December 31, 2019, United’s mortgage related securities portfolio had an amortized cost of $1.4 billion, of which approximately $1.1 billion or 77% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 3.8 years and a weighted average yield of 2.66%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 10.8%, or less than the price decline of a
4-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) given an immediate, sustained upward shock of 300 basis points would be approximately 15.1%.
United had approximately $149 million in balloon and other securities with a projected yield of 2.55% and a projected average life of 4.1 years on December 31, 2019. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 5.1 years and a weighted average maturity (WAM) of 4.5 years.
United had approximately $19 million in
15-year
mortgage backed securities with a projected yield of 3.04% and a projected average life of 3.3 years as of December 31, 2019. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.2 years and a weighted average maturity (WAM) of 10.3 years.
United had approximately $42 million in
20-year
mortgage backed securities with a projected yield of 2.61% and a projected average life of 4.7 years on December 31, 2019. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 4.3 years and a weighted average maturity (WAM) of 15.3 years.
United had approximately $44 million in
30-year
mortgage backed securities with a projected yield of 2.86% and a projected average life of 5.1 years on December 31, 2019. This portfolio consisted of seasoned
30-year
mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.8 years and a weighted average maturity (WAM) of 26.9 years.
The remaining 6% of the mortgage related securities portfolio at December 31, 2019, included adjustable rate securities (ARMs),
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer

March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc
.
and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018,
and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses

Description of the Matter
The Company’s commercial loan portfolio totaled $9.4 billion as of December 31, 2019, and the associated allowance for loan losses (ALL) for the commercial loan portfolio was $61.4 million. As discussed in Notes E and F to the consolidated financial statements, management segments the commercial loan portfolio by loan type to recognize differing risk profiles among loan categories and further segregates by credit grade for non-homogenous
loan pools. For impaired loans,

management calculates specific reserve allocations based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. For commercial loans not specifically reviewed on an individual basis, the outstanding principal balance within each pool is multiplied by historical loss data, the loss emergence period and certain qualitative factors to derive the general loss allocation per pool. Qualitative factors include, among others, current economic conditions, concentration risk, underwriting changes and other risk factors that have not been fully addressed in risk ratings or historical loss data.

Auditing management’s estimate of the qualitative factors used in determining the ALL for the commercial loan portfolio involved a high degree of subjectivity in evaluating management’s assumptions used to derive certain qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process for the commercial loan portfolio. Controls tested included, among others, those over the risk rating process, the identification of indicators of impairment, management’s evaluation and review of the qualitative factors and overall ALL, and management’s review and approval of the calculations used to determine the ALL, including the underlying data and data inputs and outputs of those calculations.

To test the Company’s qualitative factors for the commercial loan portfolio, we evaluated management’s basis for the adjustments considering historical loss experience, the adjustments applied, and the completeness of the inputs and assumptions used by management in determining such adjustments. Our procedures included evaluating management’s qualitative factor inputs and assumptions by comparing the inputs and assumptions to internal and external data including, among others, the Company’s historical loan performance data and third-party economic outlook reports. In addition, we evaluated the overall ALL amount, inclusive of the adjustments for qualitative factors, and whether the amount appropriately reflects losses incurred in the loan portfolios as of the consolidated balance sheet date. For example, we evaluated the Company’s analysis of their historical loss experience and peer losses to the Company’s recorded ALL to test the ALL in totality. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1986.
Charleston, West Virginia
March 2, 2020

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31 2019	December 31 2018
Assets
Cash and due from banks	$185,238	$187,886
Interest-bearing deposits with other banks	651,435	831,707
Federal funds sold	820	803

Total cash and cash equivalents	837,493	1,020,396
Securities available for sale at estimated fair value (amortized cost-$2,426,924 at December 31, 2019 and $2,360,884 at December 31, 2018)	2,437,296	2,337,039
Securities held to maturity (estimated fair value-$1,447 at December 31, 2019 and $18,655 at December 31, 2018)	1,446	19,999
Equity securities at estimated fair value	8,894	9,734
Other investment securities	222,161	176,955
Loans held for sale (at fair value-$384,375 at December 31, 2019 and $247,104 at December 31, 2018)	387,514	249,846
Loans	13,713,548	13,429,532
Less: Unearned income	(1,419)	(7,310)

Loans net of unearned income	13,712,129	13,422,222
Less: Allowance for loan losses	(77,057)	(76,703)

Net loans	13,635,072	13,345,519
Bank premises and equipment	96,644	95,245
Operating lease right of-use asset	57,783	0
Goodwill	1,478,014	1,478,014
Accrued interest receivable	58,085	60,597
Other assets	441,922	457,154

TOTAL ASSETS	$19,662,324	$19,250,498

Liabilities
Deposits:
Noninterest-bearing	$4,621,362	$4,416,815
Interest-bearing	9,231,059	9,577,934

Total deposits	13,852,421	13,994,749
Borrowings:
Federal funds purchased	0	23,400
Securities sold under agreements to repurchase	124,654	152,927
Federal Home Loan Bank borrowings	1,851,865	1,439,198
Other long-term borrowings	236,164	234,905
Reserve for lending-related commitments	1,733	1,389
Operating lease liability	61,342	0
Accrued expenses and other liabilities	170,312	152,306

TOTAL LIABILITIES	16,298,491	15,998,874

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued - 105,494,290 and 105,239,121 at December 31, 2019 and December 31, 2018, respectively, including 3,940,619 and 2,915,633 shares in treasury at December 31, 2019 and December 31, 2018, respectively	263,736	263,098
Surplus	2,140,175	2,134,462
Retained earnings	1,132,579	1,013,037
Accumulated other comprehensive loss	(34,869)	(57,019)
Treasury stock, at cost	(137,788)	(101,954)

TOTAL SHAREHOLDERS’ EQUITY	3,363,833	3,251,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,662,324	$19,250,498

See notes to consolidated financial statements

6
4

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2019	2018	2017
Interest income
Interest and fees on loans	$666,950	$636,720	$565,537
Interest on federal funds sold and other short-term investments	21,338	19,268	16,035
Interest and dividends on securities:
Taxable	70,789	56,273	36,715
Tax-exempt	3,485	5,454	5,519

Total interest income	762,562	717,715	623,806
Interest expense
Interest on deposits	135,649	91,507	49,726
Interest on short-term borrowings	2,347	2,245	1,579
Interest on long-term borrowings	46,644	35,318	23,504

Total interest expense	184,640	129,070	74,809

Net interest income	577,922	588,645	548,997
Provision for loan losses	21,313	22,013	28,406

Net interest income after provision for loan losses	556,609	566,632	520,591
Other income
Fees from trust services	13,873	12,930	11,801
Fees from brokerage services	10,136	9,347	7,730
Fees from deposit services	33,768	33,973	33,622
Bankcard fees and merchant discounts	4,674	5,168	4,795
Other service charges, commissions, and fees	2,241	2,228	2,057
Income from bank-owned life insurance	7,339	5,045	5,110
Income from mortgage banking activities	76,951	58,109	58,907
Net gain on the sale of bank premises	0	2,763	0
Net investment securities gains (losses)	175	(2,618)	5,584
Other income	1,327	1,767	2,039

Total other income	150,484	128,712	131,645
Other expense
Employee compensation	173,962	164,468	166,393
Employee benefits	35,745	36,172	34,997
Net occupancy expense	34,850	36,462	39,067
Other real estate owned (OREO) expense	5,336	3,444	6,003
Equipment expense	14,210	13,846	10,528
Data processing expense	22,232	23,800	21,019
Bankcard processing expense	1,877	1,971	1,809
FDIC insurance expense	8,070	11,464	7,051
FHLB prepayment penalties	5,105	0	0
Other expense	81,267	76,552	80,542

Total other expense	382,654	368,179	367,409

Income before income taxes	324,439	327,165	284,827
Income taxes	64,340	70,823	134,246

Net income	$260,099	$256,342	$150,581

6
5

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2019	2018	2017
Earnings per common share:
Basic	$2.55	$2.46	$1.54

Diluted	$2.55	$2.45	$1.54

Dividends per common share	$1.37	$1.36	$1.33

Average outstanding shares:
Basic	101,585,599	104,015,976	97,502,633
Diluted	101,852,577	104,298,825	97,890,078

See notes to consolidated financial statements

6
6

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2019	2018	2017
Net income	$260,099	$256,342	$150,581

Change in net unrealized gain (loss) on available-for-sale (AFS) securities, net of tax	26,245	(9,015)	4,093
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (HTM) securities, net of tax	0	6	5
Change in defined benefit pension plan, net of tax	(4,145)	504	(1,406)

Comprehensive income, net of tax	$282,199	$247,837	$153,273

6
7

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1 , 2017	81,068,252	$202,671	$1,205,778	$872,990	$(44,717)	$(975)	$2,235,747
Comprehensive income:
Net income	0	0	0	150,581	0	0	150,581
Other comprehensive income, net of tax	0	0	0	0	2,692	0	2,692

Total comprehensive income, net of tax							153,273
Stock based compensation expense	0	0	3,555	0	0	0	3,555
Acquisition of Cardinal Financial Corporation (23,690,589 shares)	23,690,589	59,226	916,028	0	0	0	975,254
Purchase of treasury stock (86 shares)	0	0	0	0	0	(1)	(1)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.33 per share)	0	0	0	(131,755)	0	0	(131,755)
Grant of restricted stock (90,075 shares)	90,075	225	(225)	0	0	0	0
Forfeiture of restricted stock (840 shares)	0	0	38	0	0	(38)	0
Common stock options exercised (220,905 shares)	220,905	553	3,903	0	0	0	4,456

Balance at December 31 , 2017	105,069,821	262,675	2,129,077	891,816	(42,025)	(1,013)	3,240,530
Cumulative effect of adopting Accounting Standard Update 2016 -01				136	(136)		0
Reclass due to adopting Accounting Standard Update 2018 -02				6,353	(6,353)		0
Comprehensive income:
Net income	0	0	0	256,342	0	0	256,342
Other comprehensive income, net of tax	0	0	0	0	(8,505)	0	(8,505)
Total comprehensive income, net of tax							247,837
Stock based compensation expense	0	0	4,073	0	0	0	4,073
Purchase of treasury stock (2,880,855 shares)	0	0	0	0	0	(100,724)	(100,724)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.36 per share)	0	0	0	(141,610)	0	0	(141,610)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (5,636 shares)	0	0	218	0	0	(218)	0
Common stock options exercised (72,296 shares)	72,296	180	1,337	0	0	0	1,517

Balance at December 31 , 2018	105,239,121	263,098	2,134,462	1,013,037	(57,019)	(101,954)	3,251,624
Cumulative effect of adopting Accounting Standard Update 2016 -02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017 -12	0	0	0	0	50	0	50
Comprehensive income :
Net income	0	0	0	260,099	0	0	260,099
Other comprehensive income, net of tax	0	0	0	0	22,100	0	22,100

Total comprehensive income, net of tax							282,199
Stock based compensation expense	0	0	4,914	0	0	0	4,914
Purchase of treasury stock (1,020,864 shares)	0	0	0	0	0	(35,673)	(35,673)
Distribution of treasury stock for deferred compensation plan (27 shares)	0	0	0	0	0	1	1
Cash dividends ($1.37 per share)	0	0	0	(139,508)	0	0	(139,508)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Forfeiture of restricted stock (4,149 shares)	0	0	162	0	0	(162)	0
Common stock options exercised (128,742 shares)	128,742	322	953	0	0	0	1,275

Balance at December 31 , 2019	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833

See notes to consolidated financial statements

6
8

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$260,099	$256,342	$150,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,313	22,013	28,406
Depreciation, amortization and accretion	(20,531)	(21,061)	(21,567)
Loss (Gain) on sales of bank premises, OREO, leases and equipment	3,912	(772)	4,813
(Gain) Loss on securities	(175)	2,618	(5,584)
Loans originated for sale	(2,574,434)	(1,994,707)	(2,373,622)
Proceeds from sales of loans	2,513,717	2,041,508	2,455,213
Gain on sales of loans	(76,951)	(58,109)	(58,907)
Stock-based compensation	4,914	4,073	3,555
Excess tax benefits from stock-based compensation arrangements	223	158	2,201
Deferred income tax expense	14,205	9,353	60,827
Increase in cash surrender value of bank-owned life insurance policies	(1,458)	(5,045)	(5,110)
Contribution to pension plan	0	(7,000)	(10,000)
Amortization of net periodic pension costs	3,635	2,566	3,310
Changes in:
Loans held for sale	0	27,417	(8,893)
Interest receivable	2,512	(7,782)	(2,024)
Other assets	(23,449)	11,824	32,924
Accrued expenses and other liabilities	20,162	9,137	(2,195)

NET CASH PROVIDED BY OPERATING ACTIVITIES	147,694	292,533	253,928

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	7,000	328	14,214
Purchases of held to maturity securities	0	0	(1,403)
Proceeds from sales of securities available for sale	374,764	171,202	247,131
Proceeds from maturities and calls of securities available for sale	337,793	270,754	439,181
Purchases of securities available for sale	(771,290)	(917,907)	(932,474)
Proceeds from sales of equity securities	2,011	2,005	0
Purchases of equity securities	(895)	(657)	0
Proceeds from sales and redemptions of other investment securities	84,541	37,860	40,837
Purchases of other investment securities	(129,747)	(57,154)	(74,090)
Redemption of bank-owned life insurance policies	2,829	0	0
Purchases of bank premises and equipment	(11,083)	(5,776)	(14,357)
Proceeds from sales of bank premises and equipment	251	8,397	17
Acquisition of subsidiaries, net of cash paid	0	0	44,531
Proceeds from sales of OREO properties	10,026	10,816	7,066
Net change in loans	(285,248)	(391,381)	496,025

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(379,048)	(871,513)	266,678

FINANCING ACTIVITIES
Cash dividends paid	(138,939)	(142,350)	(121,354)
Acquisition of treasury stock	(35,673)	(100,724)	(1)
Proceeds from exercise of stock options	1,272	1,500	4,619
Distribution of treasury stock for deferred compensation plan	1	1	1
Repayment of long-term Federal Home Loan Bank borrowings	(1,135,000)	(755,000)	(845,208)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,475,000	950,000	815,000
Repayment of trust preferred issuance	0	(9,374)	0
Changes in:
Time deposits	28,408	(293,184)	614,821
Other deposits	(169,945)	458,600	(928,665)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	23,327	(176,260)	171,821

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	48,451	(66,791)	(288,966)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,903)	(645,771)	231,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,020,396	1,666,167	1,434,527

CASH AND CASH EQUIVALENTS AT END OF YEAR	$837,493	$1,020,396	$1,666,167

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(In thousands)	Year Ended December 31
	2019	2018	2017
Supplemental information
Cash paid for interest	$182,549	$124,679	$72,715
Cash paid for income taxes	56,459	55,336	73,096
Noncash investing activities:
Transfers of loans to OREO	13,185	1,840	17,615
Transfers of held to maturity debt securities to available for sale debt securities	11,544	0	0

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2019
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
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2019 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.
The Company has evaluated events and transactions subsequent to December 31, 2019 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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
Certain security investments such as Federal Reserve Bank stock and Federal Home Loan Bank stock that do not have readily determinable fair values and for which United does not exercise significant influence are carried at cost and are classified as other investment securities on the balance sheet. These cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $39,026,000, $44,547,000, and $44,475,000, for the years of 2019, 2018 and 2017, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.

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
The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the portfolio. This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The amounts allocated to specific credits and loan pools grouped by similar risk characteristics are reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for credit losses, management considers the risk arising in part from, but not limited to, qualitative factors such as
charge-off
and delinquency trends, current economic and business conditions, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various quantitative and qualitative factors. Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off
amounts are credited to the allowance for loan losses.

In determining the adequacy of the allowance for loan losses, management makes allocations to specific commercial loans classified by management as to risk. Management determines the loan’s risk by considering the borrowers’ ability to repay, the collateral securing the credit and other borrower-specific factors that may impact collectibility. For impaired loans, specific allocations are based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. Other commercial loans not specifically reviewed on an individual basis are evaluated based on loan pools, which are grouped by similar risk characteristics using management’s internal risk ratings. Allocations for these commercial loan pools are determined based upon historical loss experience adjusted for current environmental conditions and risk factors and the estimate period it takes for losses to result in a charge-off,
or loss-emergence period.
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
Other Real Estate Owned
: At December 31, 2019 and 2018, other real estate owned (OREO) included in other assets in the Consolidated Balance Sheets was $15,515,000 and $16,865,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $890,000 and $520,000, respectively.
Revenue Recognition
: Interest and dividend income, loans fees, fees from trust and brokerage services, deposit services and bankcard fees are recognized and accrued as earned.
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
Bankcard Fees and Merchant Discounts
Bankcard fees and merchant discounts are primarily comprised of credit card income and merchant services income. Credit card income is primarily comprised of interchange fees earned whenever the Company’s credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their credit card transactions. The Company’s performance obligation for bankcard fees and
i
n
ter
change are largely satisfied, and related revenue recognized at the time services are rendered. Payment is typically received immediately or in the following month.
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $5,082,000, $4,643,000, and $4,519,000, for the years of 2019, 2018, and 2017, respectively.
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
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to seven-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $7,016,000, $8,039,000, and $7,772,000 in 2019, 2018, and 2017, respectively, related to all intangible assets.
Goodwill and intangible assets with indefinite lives (such as a trade name intangible) are not amortized, but are tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or as indicators of impairment are identified. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2019, and 2018, total goodwill approximated $1,478,014,000.
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
Stock-Based Compensation
: Compensation expense related to stock options and restricted stock awards issued to participants is based upon the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a binomial lattice option pricing model, while the fair value of restricted stock awards is based upon the stock price at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period for options and the respective period for stock awards.

7
6

Stock-based compensation expense was $
4,914
,000 in 2019, $
4,073
,000 in 2018, and $
3,555
,000 in 2017.
Treasury Stock
: United records common stock purchased for treasury at cost. At the date of subsequent reissuance, the treasury stock account is reduced by the cost of such stock using the weighted-average cost method.

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
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2019	2018	2017
Distributed earnings allocated to common stock	$139,167	$141,336	$131,527
Undistributed earnings allocated to common stock	120,337	114,542	18,816

Net earnings allocated to common shareholders	$259,504	$255,878	$150,343

Average common shares outstanding	101,585,599	104,015,976	97,502,633
Dilutive effect of stock compensation	266,978	282,849	387,445

Average diluted shares outstanding	101,852,577	104,298,825	97,890,078

Earnings per basic common share	$2.55	$2.46	$1.54
Earnings per diluted common share	$2.55	$2.45	$1.54

Fair Value Measurements
: United determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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

7
7

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
Recent Accounting Pronouncements
:
In April 2019, the Financial Accounting Standards Board (FASB) issued ASU No.
 2019-04
“Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The amendments clarify the scope of the credit losses standard and address issues
 related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. The amendments also address partial-term fair valued hedges, fair value hedge basis adjustments. The amendments to the credit losses and hedging standards have the same effective dates as those standards, unless an entity has already adopted the standards. The amendments to recognition and measurement guidance are effective for fiscal years beginning after December 15, 2019; early adoption is permitted
. ASU No.
 2019-04
was adopted by United on January 1, 2020. The adoption did not have a material impact on the Company’s financial condition or results of operations.
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
 2018-13
was adopted by United on January 1, 2020. The adoption did not have a material impact on the Company’s financial condition or results of operations.
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
In March 2017, the FASB issued ASU No.
 2017-07,
“Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU No.
 2017-07
amends ASC Topic 715, “Compensation—Retirement Benefits” and will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. ASU

No.
 2017-07
was effective for United on January 1, 2018. The adoption of ASU No.
 2017-07
had a slight change in presentation but did not materially impact the Company’s financial condition or results of operations. United elected to use the practical expedient and used amounts previously disclosed in its Employee Benefits Plan footnote (Note O) to retrospectively adjust prior period amounts of employee compensation and employee benefits within United’s Consolidated Statements of Income.
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles – Goodwill and Other (Topic 350).” ASU No.
 2017-04
eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU No.
 2017-04
was effective for United on January 1, 2020, with early adoption permitted. The adoption of ASU No.
 2017-04
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
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the prior “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No.
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
 2016-13,
which was January 1, 2020 for United, with early adoption permitted. To this point, United engaged a third-party service provider to assist with the implementation of the new accounting standard. In addition, United selected loss estimation methodologies for its allowance for credit losses, evaluated and addressed data gaps within the model, performed testing on the chosen methodologies and determined a qualitative adjustment methodology that aligns with the requirements of the new standard. United continues its implementation efforts and is in process of determining the exact impact on the Company’s financial condition, results of operations, liquidity and regulatory capital ratios. The extent of the increase will depend on the composition of the loan portfolio, as well as the economic conditions and forecast as of the adoption date. Furthermore, ASU
2016-13
will necessitate that United establish an allowance for expected credit losses for certain debt securities and other financial assets. Progress continues regarding model validation,
the documentation of the new standard and internal controls as well as changes to financial statement disclosures.
In March 2016, the FASB issued ASU No.
 2016-09,
“Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No.
 2016-09
changed certain aspects of accounting for share-based payments to employees. The new guidance, amongst other things, requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The requirement to report those income tax effects in earnings was applied to settlements occurring on or after January 1, 2017 and the impact of applying that guidance reduced reporting income tax expense by $
1,048,000
for the year of 2017. ASU No.
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

8
1

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
NOTE B—MERGERS AND ACQUISITIONS
On November 17, 2019, United entered into an Agreement and Plan of Merger (the Agreement) with Carolina Financial Corporation (Carolina Financial), a Delaware corporation headquartered in Charleston, South Carolina. In accordance with the Agreement, Carolina Financial will cease to exist and United shall survive and continue to exist as a West Virginia corporation. United may at any time prior to the effective time of the Merger change the method of effecting the combination with Carolina Financial subject to certain conditions contained in the Agreement.
The merger with Carolina Financial represents a significant step towards continuing to grow United’s presence in North and South Carolina. The combined organization will have the potential of creating a contiguous
Mid-Atlantic
and Southeast banking franchise with additional scale and access to a broader base of middle market and small business prospects. The merger will result in a combined company with more than 200 locations in some of the best banking markets in the United States.
The Agreement provides that consummation of the Merger, each outstanding share of common stock of Carolina Financial will be converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share.
Pursuant to the Agreement, as of the effective time of the Merger, each outstanding Carolina Financial stock option, whether vested or unvested as of the date of the Agreement, shall, at such option holder’s election, (i) vest and convert into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) be entitled to receive cash consideration equal to the difference between (a) the option’s exercise price and (b) the volume weighted average trading price of the Carolina Financial common stock on NASDAQ for the twenty full trading days ending on the second trading day immediately preceding the closing date (the CFC Closing Price) multiplied by the number of shares of Carolina Financial common stock subject to such stock option. Also, at the effective time of the Merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Carolina Financial stock plan (other than a stock option) (each, a “Stock Award”) that is outstanding immediately prior to the effective time of the Merger, shall fully vest in accordance with the terms of the Carolina Financial stock plan and at the election of the holder (i) convert into the right to receive shares of United common stock based on the
 1.13 exchange ratio or (ii) convert into cash in an amount equal to the CFC Closing Price multiplied by the shares of Carolina Financial common stock subject to the Stock Award.
At the effective time of the Merger, Crescom Bank, a wholly-owned subsidiary of Carolina Financial, will merge with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.
The acquisition of Carolina Financial will afford United the opportunity to expand its existing footprint in North Carolina and South Carolina. As of December 31, 2019, Carolina Financial
had $4,708,873,000
in total assets, $
3,227,937,000
in gross loans and
 $
3,408,361,000

in deposits. Carolina Financial has banking locations in North Carolina and South Carolina. CresCom Bank owns and operates Crescent Mortgage Company, which is based in Atlanta, Georgia.
United recently filed an amended Form S-4 with the Securities and Exchange Commission regarding the proposed merger with Carolina Financial. United expects the merger to close during the second quarter of 2020.

8
2

NOTE C—INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,127	$555	$6	$58,676	$0
State and political subdivisions	272,014	3,644	3,296	272,362	0
Residential mortgage-backed securities
Agency	826,857	10,923	1,246	836,534	0
Non-agency	3,429	404	0	3,833	86
Commercial mortgage-backed securities
Agency	609,461	8,319	2,807	614,973	0
Asset-backed securities	284,390	0	8,251	276,139	0
Trust preferred collateralized debt obligations	6,045	0	1,342	4,703	842
Single issue trust preferred securities	18,196	170	1,592	16,774	0
Other corporate securities	348,405	4,897	0	353,302	0

Total	$2,426,924	$28,912	$18,540	$2,437,296	$928

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,285	$35	$430	$85,890	$0
State and political subdivisions	212,670	439	4,121	208,988	0
Residential mortgage-backed securities
Agency	1,047,345	3,235	14,930	1,035,650	0
Non-agency	3,927	332	0	4,259	86
Commercial mortgage-backed securities
Agency	560,634	996	7,030	554,600	0
Asset-backed securities	272,459	450	939	271,970	0
Trust preferred collateralized debt obligations	6,176	91	350	5,917	2,586
Single issue trust preferred securities	8,754	169	561	8,362	0
Other corporate securities	162,634	118	1,349	161,403	0

Total	$2,360,884	$5,865	$29,710	$2,337,039	$2,672

(1)	Other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2019 and 2018.

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,415	$6	$0	$0
State and political subdivisions	144,307	3,291	885	5
Residential mortgage-backed securities
Agency	108,072	502	71,736	744
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	173,039	2,676	45,251	131
Asset-backed securities	135,174	3,252	140,965	4,999
Trust preferred collateralized debt obligations	2,703	842	2,000	500
Single issue trust preferred securities	0	0	13,562	1,592
Other corporate securities	0	0	0	0

Total	$564,710	$10,569	$274,399	$7,971

	Less than 12 months		12 months or longer
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,072	$250	$7,374	$180
State and political subdivisions	53,421	544	94,337	3,577
Residential mortgage-backed securities
Agency	195,009	1,597	508,041	13,333
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	107,443	1,124	294,129	5,906
Asset-backed securities	151,427	939	0	0
Trust preferred collateralized debt obligations	0	0	2,150	350
Single issue trust preferred securities	0	0	5,163	561
Other corporate securities	129,709	1,233	6,879	116

Total	$703,081	$5,687	$918,073	$24,023

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

	Year Ended
(In thousands)	2019	2018	2017
Proceeds from maturities, sales and calls	$712,557	$441,956	$686,312
Gross realized gains	1,542	1,594	3,274
Gross realized losses	1,445	2,364	1,400

8
4

At December 31, 2019, gross unrealized losses on available for sale securities were $18,540,000 on 166 securities of a total portfolio of 641 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2019 consisted primarily of asset-backed securities, agency commercial mortgage-backed securities, and state and political subdivision securities. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government
repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The agency commercial mortgage-backed securities relate to commercial properties and provide a guaranty of full and timely payments of principal and interest by the issuing agency. The state and political subdivisions securities relate to securities issued by various municipalities.
In determining whether or not a security is other-than-temporarily impaired (OTTI), management considered the severity and the duration of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $272,014,000 at December 31, 2019. As of December 31, 2019, approximately 66% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2019. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were other-than-temporarily impaired at December 31, 2019.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,436,318,000 at December 31, 2019. Of the $1,436,318,000 amount, $609,461,000 was related to agency commercial mortgage-backed securities and $826,857,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were other-than-temporarily impaired at December 31, 2019.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $3,429,000 at December

31, 2019.
All of the securities were rated below investment grade at December 31, 2019. The entire portfolio of the non-agency
residential mortgage-backed securities is either the senior or super-senior tranches of their respective structure. Based upon management’s analysis and judgment, it was determined that two of the non-agency
mortgage-backed securities were other-than-temporarily impaired at December 31, 2019. The total amount of OTTI recognized in earnings on these securities during the fourth quarter and year
of 2019 was $21,000

and $42,000, respectively
.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2019 consisted of $11,484,000 in investment grade bonds, $977,000 in split rated bonds, and $5,735,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2019, it was determined that none of the single issue trust preferred securities were other-than-temporarily impaired.

8
5

Trust preferred collateralized debt obligations (Trup Cdos)
The total amortized cost balance of United’s Trup Cdo portfolio was $6,045,000 as of December 31, 2019. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of December 31, 2019, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.
To determine a net realizable value and assess whether other-than-temporary impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Based on this review, management determined that one of the Trup Cdo securities was other-than-temporarily impaired as of December 31, 2019. The total amount of OTTI recognized in earnings on this security during the fourth quarter and year
of 2019 was $93,000

and $156,000, respectively
.
Corporate securities
As of December 31, 2019, United’s Corporate securities portfolio had a total amortized cost balance of $348,405,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $348,405,000, 92% was investment grade rated and 8% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity and duration of any impairment. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities were other-than-temporarily impaired at December 31, 2019.
Below is a progression of the credit losses on securities which United has recorded other-than-temporary charges. These charges were recorded through earnings and other comprehensive income.

(In thousands)	Year Ended December 31
	2019	2018	2017
Balance of cumulative credit losses at beginning of period	$3,138	$18,060	$22,162
Additional credit losses on securities for which OTTI was previously recognized	156	0	0
Reductions for securities sold or paid off during the period	(0)	(14,922)	(4,102)

Balance of cumulative credit losses at end of period	$3,294	$3,138	$18,060

The amortized cost and estimated fair value of securities available for sale at December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.
Maturities of mortgage-backed securities with an amortized cost of $1,439,747,000 and an estimated fair value of $1,455,340,000 at December 31, 2019 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$92,422	$92,473
Due after one year through five years	583,715	592,850
Due after five years through ten years	564,922	568,241
Due after ten years	1,185,865	1,183,732

Total	$2,426,924	$2,437,296

8
6

Securities Held to Maturity
The amortized cost and estimated fair values of securities held to maturity are summarized as follows:.

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0
State and political subdivisions	1,426	1	0	1,427
Residential mortgage-backed securities
Agency	0	0	0	0
Single issue trust preferred securities	0	0	0	0
Other corporate securities	20	0	0	20

Total	$1,446	$1	$0	$1,447

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$5,074	$90	$0	$5,164
State and political subdivisions	5,473	7	1	5,479
Residential mortgage-backed securities
Agency	20	2	0	22
Single issue trust preferred securities	9,412	0	1,442	7,970
Other corporate securities	20	0	0	20

Total	$19,999	$99	$1,443	$18,655

No gross realized gains and losses on calls and sales of held to maturity securities have been included in earnings for the years ended December 31, 2019, 2018 and 2017.
The amortized cost and estimated fair value of debt securities held to maturity at December 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$210	$210
Due after one year through five years	216	217
Due after five years through ten years	0	0
Due after ten years	1,020	1,020

Total	$1,446	$1,447

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $8,894,000 at December 31, 2019 and $9,734,000 at December 31, 2018.

(In thousands)	Year Ended December 31, 2019
Net gains recognized during the period	$276
Net gains recognized during the period on equity securities sold	133
Unrealized gains recognized during the period on equity securities still held at period end	177
Unrealized losses recognized during the period on equity securities still held at period end	(34)
8
7

Other
investment securities
During the fourth quarter of 2019, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2019 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth
quarter. There were no other events or changes in circumstances during the fourth
quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,540,717,000 and $1,887,176,000 at December 31, 2019 and December 31, 2018 respectively.
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of
$15,593,000
at December 31, 2019 and a net unrealized loss of
$17,395,000
at December 31, 2018 on all
mortgage-backed
securities.
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2019, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$0	0.00%	$51,511	2.41%	$6,616	2.74%	$0	0.00%
States and political subdivisions (1)	5,364	2.78%	4,964	3.36%	38,732	2.80%	224,380	2.92%
Residential mortgage-backed securities
Agency	0	0.00%	0	0.00%	230,686	2.60%	596,171	2.71%
Non-agency	69	5.00%	0	0.00%	0	0.00%	3,360	5.84%
Commercial mortgage-backed
Agency	28,178	2.32%	281,903	2.65%	241,159	2.40%	58,221	2.73%
Asset-backed securities	0	0.00%	0	0.00%	0	0.00%	284,390	2.56%
Trust preferred collateralized debt obligations	0	0.00%	0	0.00%	0	0.00%	6,045	3.61%
Single issue trust preferred securities	0	0.00%	0	0.00%	10,483	4.80%	7,713	3.68%
Other corporate securities	59,020	2.63%	245,553	2.98%	37,246	4.58%	6,606	1.28%
Marketable equity securities	0	0.00%	0	0.00%	0	0.00%	8,894	1.49%
Other investment securities	0	0.00%	100	2.55%	750	2.08%	221,311	3.32%
(1)	Tax-equivalent adjustments (using a 21 % federal rate) have been made in calculating yields on obligations of states and political subdivisions.
There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.

8
8

NOTE D—LOANS
Major classes of loans are as follows:

	December 31
(In thousands)	2019	2018
Commercial, financial, and agricultural
Owner-occupied	$1,201,652	$1,291,790
Nonowner-occupied	3,965,960	4,303,613
Other commercial	2,285,037	1,957,641

Total commercial, financial & agricultural	7,452,649	7,553,044
Residential real estate	3,686,401	3,501,393
Construction & land development	1,408,205	1,410,468
Consumer:
Bankcard	10,074	10,203
Other Consumer	1,156,219	954,424
Less: Unearned income	(1,419)	(7,310)

Total Loans, net of unearned income	$13,712,129	$13,422,222

The table above does not include loans held for sale of $387,514,000 and $249,846,000 at December 31, 2019 and December 31, 2018, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
The outstanding loan balances in the table above include previously acquired impaired loans with a recorded investment of $96,004,000 or less than
1% of total gross loans at December 31, 2019 and $149,737,000 or 1.12% of total gross loans at December 31, 2018. The contractual principal in these acquired impaired loans was $124,779,000 and $195,706,000 at December 31, 2019 and December 31, 2018, respectively. The balances above do not include future accretable net interest (i.e. the difference between the undiscounted expected cash flows and the recorded investment in the loan) on the acquired impaired loans. The outstanding loan balances in the table above also include accretable discounts
of $71,542,000 and $93,372,000 at December 31, 2019 and December 31, 2018, respectively.
Activity for the accretable yield for the year of 2019 follows
:

(In thousands)
Accretable yield at the beginning of the period	$26,289
Accretion (including cash recoveries)	(10,688)
Additions	0
Net reclassifications to accretable from non-accretable	10,627
Disposals (including maturities, foreclosures, and charge-offs)	(5,140)

Accretable yield at the ending of the period	$21,088

At December 31, 2019 and 2018,
loans-in-process
of $49,456,000 and $53,997,000 and overdrafts from deposit accounts of $22,219,000 and $13,833,000, respectively, are included within the appropriate loan classifications above.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $38,558,000 and $93,282,000 at December 31, 2019 and 2018, respectively. During 2019, $9,358,000 of new loans were made and repayments totaled $64,082,000.
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
A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. As of December 31, 2019, United had TDRs of $58,369,000. Of the $
58,369,000
aggregate balance of TDRs at December 31, 2019, $
48,387,000

was on nonaccrual and $
902,000

w
as
30
-

 days past due. As of December 31, 2018, United had TDRs of $
59,425,000
. Of the $59,425,000 aggregate balance of TDRs at December 31, 2018, $
48,899,000

was on nonaccrual and $
690,000

were 90 days or more past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2019, there were commitments to lend additional funds of $1,159,000 to two
debtors owing receivables whose terms have been modified in TDRs.
During the year of 2019, $39,000 was advanced to one of these debtors under a loan that had been previously modified.
At December 31, 2019, United had restructured loans in the amount of $1,685,000 that were modified by a reduction in the interest rate, $1,733,000 that were modified by a combination of a reduction in the interest rate and the principal and $54,951,000 that were modified by a change in terms.
A loan acquired and accounted for under ASC Topic
310-30
“Loans and Debt Securities Acquired with Deteriorated Credit Quality” is reported as an accruing loan and a performing asset unless it does not perform in accordance with its restructured contractual provisions.
The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2019 and 2018, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$1,179	$1,144	0	$0	$0
Nonowner-occupied	0	0	0	1	61	61
Other commercial	3	5,962	5,722	9	16,991	16,560
Residential real estate	3	2,258	1,970	3	7,225	6,077
Construction & land development	3	2,287	2,104	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	11	$11,686	$10,940	13	$24,277	$22,698

During 2019, $241,000 of restructured loans were modified by an interest rate reduction and $10,699,000 of restructured loans were modified by a change in terms. During 2018, $22,698,000 of restructured loans were modified by a change in loan terms. In some instances, the post-modification balance on a restructured loan is larger than the pre-modification balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for
United
.

The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2019 and 2018. These loans were restructured during the twelve months ended December 31, 2019 and 2018 and subsequently defaulted, resulting in principal charge-offs during the year of 2019 and 2018.

	Year Ended December 31, 2019		Year Ended December 31, 2018
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	2	1,477	1	0
Residential real estate	0	0	1	2,173
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$1,477	2	$2,173

The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans As of December 31, 2019
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$8,878	$11,209	$20,087	$1,181,565	$1,201,652	$544
Nonowner-occupied	6,318	16,129	22,447	3,943,513	3,965,960	471
Other commercial	5,238	51,541	56,779	2,228,258	2,285,037	668
Residential real estate	31,727	24,343	56,070	3,630,331	3,686,401	6,256
Construction & land development	2,219	16,043	18,262	1,389,943	1,408,205	0
Consumer:
Bankcard	445	218	663	9,411	10,074	218
Other consumer	10,991	1,607	12,598	1,143,621	1,156,219	1,337

Total	$65,816	$121,090	$186,906	$13,526,642	$13,713,548	$9,494

(1)	Other includes loans with a recorded investment of $96,004 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

Age Analysis of Past Due Loans As of December 31, 2018
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	Recorded Investment >90 Days & Accruing
Commercial real estate:
Owner-occupied	$9,224	$17,742	$26,966	$1,264,824	$1,291,790	$629
Nonowner-occupied	16,108	18,092	34,200	4,269,413	4,303,613	1,171
Other commercial	13,556	46,040	59,596	1,898,045	1,957,641	2,850
Residential real estate	37,111	30,278	67,389	3,434,004	3,501,393	9,141
Construction & land development	8,462	19,412	27,874	1,382,594	1,410,468	680
Consumer:
Bankcard	657	177	834	9,369	10,203	177
Other consumer	8,909	1,243	10,152	944,272	954,424	893

Total	$94,027	$132,984	$227,011	$13,202,521	$13,429,532	$15,541

(1)	Other includes loans with a recorded investment of $149,737 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

Loans on Nonaccrual Status
(In thousands)	December 31, 2019	December 31, 2018
Commercial real estate:
Owner-occupied	$10,665	$17,113
Nonowner-occupied	15,658	16,921
Other commercial	50,873	43,190
Residential real estate	18,087	21,137
Construction & land development	16,043	18,732
Consumer:
Bankcard	0	0
Other consumer	270	350

Total	$111,596	$117,443

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
A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants
. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual
. For loans with a consumer credit exposure, loans that are
90 days
or more past due or that have been placed on
nonaccrual
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
The following tables set forth United’s credit quality indicators information, by class of loans:

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2019
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,136,589	$3,850,886	$2,136,266	$1,334,950
Special mention	14,449	44,134	75,511	4,614
Substandard	50,346	70,940	72,451	68,641
Doubtful	268	0	809	0

Total	$1,201,652	$3,965,960	$2,285,037	$1,408,205

Credit Quality Indicators

Corporate Credit Exposure
As of December 31, 2018
	Commercial Real Estate
(In thousands)	Owner- occupied	Nonowner- occupied	Other Commercial	Construction & Land Development
Grade:
Pass	$1,201,387	$4,161,149	$1,858,821	$1,330,899
Special mention	34,487	46,442	14,424	28,629
Substandard	55,916	96,022	81,946	50,940
Doubtful	0	0	2,450	0

Total	$1,291,790	$4,303,613	$1,957,641	$1,410,468

Credit Quality Indicators

Consumer Credit Exposure
As of December 31, 2019
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,645,654	$9,411	$1,143,608
Special mention	12,038	445	10,993
Substandard	28,572	218	1,618
Doubtful	137	0	0

Total	$3,686,401	$10,074	$1,156,219

As of December 31, 2018
(In thousands)	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,436,584	$9,369	$944,241
Special mention	19,051	657	8,914
Substandard	45,758	177	1.269
Doubtful	0	0	0

Total	$3,501,393	$10,203	$954,424

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
The following table set forth United’s impaired loans information, by class of loans:

	Impaired Loans
	December 31, 2019			December 31, 2018
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$58,709	$58,709	$0	$63,633	$63,798	$0
Nonowner-occupied	38,011	38,070	0	98,845	98,904	0
Other commercial	56,717	62,796	0	40,291	50,459	0
Residential real estate	28,096	29,022	0	28,207	29,279	0
Construction & land development	39,599	47,594	0	37,174	40,459	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	11	11	0	27	27	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,904	$5,223	$974	$10,004	$10,004	$2,542
Nonowner-occupied	15,947	15,947	2,979	15,720	15,720	2,715
Other commercial	40,300	42,684	11,931	61,266	62,812	17,581
Residential real estate	6,793	6,793	354	19,623	22,064	3,265
Construction & land development	1,269	1,269	262	14,742	19,446	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$62,613	$63,932	$974	$73,637	$73,802	$2,542
Nonowner-occupied	53,958	54,017	2,979	114,565	114,624	2,715
Other commercial	97,017	105,480	11,931	101,557	113,271	17,581
Residential real estate	34,889	35,815	354	47,830	51,343	3,265
Construction & land development	40,868	48,863	262	51,916	59,905	2,254
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	11	11	0	27	27	0

	Impaired Loans
	For the Year Ended
	December 31, 2019		December 31, 2018
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate:
Owner-occupied	$66,838	$1,568	$67,665	$1,548
Nonowner-occupied	54,948	1,064	103,611	1,516
Other commercial	55,473	1,008	51,416	718
Residential real estate	31,166	630	27,459	657
Construction & land development	35,702	799	41,892	914
Consumer:
Bankcard	0	0	0	0
Other consumer	25	0	28	0
With an allowance recorded:
Commercial real estate:
Owner-occupied	$3,848	$0	$7,658	$25
Nonowner-occupied	13,471	404	12,298	387
Other commercial	41,112	182	51,118	1,072
Residential real estate	10,444	267	15,365	460
Construction & land development	11,243	79	8,893	79
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
Total:
Commercial real estate:
Owner-occupied	$70,686	$1,568	$75,323	$1,573
Nonowner-occupied	68,419	1,468	115,909	1,903
Other commercial	96,585	1,190	102,534	1,790
Residential real estate	41,610	897	42,824	1,117
Construction & land development	46,945	878	50,785	993
Consumer:
Bankcard	0	0	0	0
Other consumer	25	0	28	0

NOTE F—ALLOWANCE FOR CREDIT
LOSSES
The allowance for loan losses is management’s estimate of the probable credit losses inherent in the loan portfolio. For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories. It is further segregated by credit grade for non-homogenous
loan pools and delinquency for homogeneous loan pools. The outstanding principal balance within each pool is multiplied by historical loss data, the loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge off of that loss) and certain qualitative factors including, among others, current economic conditions, concentration risk, underwriting changes and other risk factors that have not been fully addressed in risk ratings or historical loss data to derive the general loss allocation per pool. Specific loss allocations are calculated for commercial loans in excess of $500,000 in accordance with ASC Topic 310. Risk characteristics of owner-occupied commercial real estate loans and other commercial loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Nonowner-occupied commercial real estate loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions.
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

of
$
1,984,000
and
 $
4,218,000
for the years of 2019 and 2018, respectively, and a reversal of provision for loan losses expense of $
1,106,000
for the year of
2017
.

A progression of the allowance for loan losses, by portfolio segment, for the year ended December 31, 2019 and 2018 is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2019
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,905)	(1,093)	(12,975)	(2,967)	(1,303)	(2,867)	0	(29,110)
Recoveries	3,733	80	2,599	858	175	706	0	8,151
Provision	4,663	2,618	16,360	(1,342)	(3,511)	2,473	52	21,313

Ending balance	$5,554	$8,524	$47,325	$8,997	$3,353	$3,007	$297	$77,057

Ending Balance: individually evaluated for impairment	$973	$2,979	$11,931	$354	$262	$0	$0	$16,499
Ending Balance: collectively evaluated for impairment	$4,581	$5,545	$35,394	$8,643	$3,091	$3,007	$297	$60,558
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2019
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Financing receivables:
Ending balance	$1,201,652	$3,965,960	$2,285,037	$3,686,401	$1,408,205	$1,166,293	$0	$13,713,548
Ending Balance: individually evaluated for impairment	$16,703	$27,121	$54,108	$11,526	$14,047	$0	$0	$123,505
Ending Balance: collectively evaluated for impairment	$1,160,556	$3,925,249	$2,194,432	$3,665,140	$1,382,369	$1,166,293	$0	$13,494,039
Ending Balance: loans acquired with deteriorated credit quality	$24,393	$13,590	$36,497	$9,735	$11,789	$0	$0	$96,004

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2018
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,401	$6,369	$45,189	$9,927	$7,187	$2,481	$73	$76,627
Charge-offs	(3,225)	(314)	(16,424)	(3,162)	(2,731)	(2,750)	0	(28,606)
Recoveries	1,189	563	2,944	1,114	197	662	0	6,669
Provision	1,698	301	9,632	4,569	3,339	2,302	172	22,013

Ending balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703

Ending Balance: individually evaluated for impairment	$2,543	$2,715	$17,581	$3,265	$2,254	$0	$0	$28,358
Ending Balance: collectively evaluated for impairment	$2,520	$4,204	$23,760	$9,183	$5,738	$2,695	$245	$48,345
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,291,790	$4,303,613	$1,957,641	$3,501,393	$1,410,468	$964,627	$0	$13,429,532
Ending Balance: individually evaluated for impairment	$27,599	$25,231	$72,300	$21,998	$14,807	$0	$0	$161,935
Ending Balance: collectively evaluated for impairment	$1,234,919	$4,215,060	$1,860,085	$3,468,356	$1,374,840	$964,600	$0	$13,117,860
Ending Balance: loans acquired with deteriorated credit quality	$29,272	$63,322	$25,256	$11,039	$20,821	$27	$0	$149,737

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $1,733,000 and $1,389,000 at December 31, 2019 and December 31, 2018, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments are referred to as the allowance for credit losses
.

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2019	2018	2017
Balance of allowance for loan losses at beginning of period	$76,703	$76,627	$72,771
Provision for loan losses	21,313	22,013	28,406

	98,016	98,640	101,177

Loans charged off	(29,110)	(28,606)	(32,863)
R ecoveries	8,151	6,669	8,313

Net charge-offs	(20,959)	(21,937)	(24,550)

Balance of allowance for loan losses at end of period	$77,057	$76,703	$76,627
Reserve for lending-related commitments	1,733	1,389	679

Balance of allowance for credit losses at end of period	$78,790	$78,092	$77,306

NOTE G—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2019	2018

Land	$32,085	$31,679
Buildings and improvements	105,759	103,014
Leasehold improvements	40,789	41,001
Furniture, fixtures and equipment	71,377	72,045

	250,010	247,739
Less allowance for depreciation and amortization	(153,366)	(152,494)

Net bank premises and equipment	$96,644	$95,245

Depreciation expense was $
9,329,000
, $
10,254,000
, and $
8,914,000
for years ending December 31, 2019, 2018 and 2017, respectively, while amortization expense was $
141,000
, $
102,000
and $
122,000
for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE H—LEASES
United determines if an arrangement is a lease at inception. United and certain subsidiaries have entered into various noncancelable-operating leases for branch and loan production offices as well as operating facilities. Operating leases are included in operating lease right-of-use
(ROU) assets and operating lease liabilities on the Consolidated Balance Sheets. Operating leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. Presently, United does not have any finance leases.
United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 13 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties. Our sublease portfolio consists of operating leases to other organizations for former branch offices.
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

The components of lease expense were as follows:

		Year Ended
(In thousands)	Classification	December 31, 2019
Operating lease cost	Net occupancy expense	$19,508
Sublease income	Net occupancy expense	(825)

Net lease cost		$18,683

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$57,783
Operating lease liabilities	Operating lease liabilities	$61,342
Other information related to leases was as follows:

December 31, 2019
Weighted-average remaining lease term:
Operating leases	4.91 years
Weighted-average discount rate:
Operating leases	3.20%
Supplemental cash flow information related to leases was as follows:

Year Ended
(In thousands)	December 31, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,601
ROU assets obtained in the exchange for lease liabilities	7,630
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2019, consists of the following:

Year	Amount
(In thousands)
2020	$17,725
2021	15,180
2022	11,522
2023	8,751
2024	5,127
Thereafter	8,190
Total lease payments	66,495
Less: imputed interest	(5,153)

Total	$61,342

NOTE
I
—GOODWILL AND OTHER INTANGIBLES
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2019
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(69,508)	$0	$0	$98,359	$(69,508)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2018
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(62,492)	$0	$0	$98,359	$(62,492)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

There was no change to goodwill for the year ended December 31, 2019.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2019:

Year	Amount
(In thousands)
2020	$6,309
2021	5,369
2022	4,582
2023	4,322
2024 and thereafter	8,269

NOTE
J
—DEPOSITS
The book value of deposits consisted of the following:

(In thousands)	December 31
	2019	2018
Demand deposits	$3,381,866	$3,212,878
Interest-bearing checking	372,175	374,495
Regular savings	882,889	954,961
Money market accounts	6,891,696	7,157,028
Time deposits under $100,000	723,941	712,313
Time deposits over $100,000	1,599,854	1,583,074

Total deposits	$13,852,421	$13,994,749

Included in time deposits over $

,000 at December 31, 2019 and 2018 were time deposits of $
250
,000 or more of $803,414,000 and $979,707,000, respectively. Interest paid on deposits approximated $136,360,000, $87,219,000, and $48,887,000 in 2019, 2018 and 2017, respectively.

United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $15,350,000 and $24,102,000
at December 31, 2019 and 2018, respectively.
NOTE
K—SHORT-TERM BORROWINGS
At December 31, 2019 and 2018, short-term borrowings and the related weighted-average interest rates were as follows:

	2019		2018
		Weighted-			Weighted-
(Dollars in thousands)		Average			Average
	Amount	Rate	Amount		Rate
Federal funds purchased	$0	0.00%	$23,400		2.40%
Securities sold under agreements to repurchase	124,654	1.09%	152,927	(1)	0.96	% (1)

Total	$124,654		$176,627

(1)	Excludes a wholesale security sold under an agreement to repurchase of $50,000 assumed in the Virginia Commerce merger that matured in May of 2018.
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

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:
2019	$0	$124,654
2018	23,400	152,927
2017	16,235	261,352

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
Weighted-average interest rate at year-end:
2019	0.00%	1.09%
2018	2.40%	0.96%
2017	1.40%	0.36%
Maximum amount outstanding at any month’s end:
2019	$0	$161,175
2018	25,790	328,484
2017	25,800	377,687
Average amount outstanding during the year:
2019	$1,899	$131,187
2018	16,773	194,956
2017	18,433	287,663
Weighted-average interest rate during the year:
2019	2.52%	1.33%
2018	1.86%	0.61%
2017	0.88%	0.33%

At December 31, 2019, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2019, United had no
outstanding balance under this credit.
Interest paid on short-term borrowings approximated $2,359,000, $2,238,000, and
 $
1,574,000 in 2019, 2018 and 2017, respectively.
NOTE L—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (FHLB). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2019, the total carrying value of loans pledged as collateral for FHLB advances approximated $4,317,748,000. United had an unused borrowing amount as of December 31, 2019 of approximately $3,666,479,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At December 31, 2019 and 2018, FHLB advances and the related weighted-average interest rates were as follows:

	2019			2018
		Weighted-	Weighted-		Weighted-	Weighted-
(Dollars in thousands)		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$1,851,865	2.03%	2.03%	$1,439,198	2.42%	2.42%

Overnight funds of $250,000,000 were included in the $1,851,865,000 above at December 31, 2019. Overnight funds of $175,000,000 were included in the $1,439,198,000 above at December 31, 2018. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end
2019 and 2018 to manage interest rate risk on its long-term debt. Additional information is provided in Note
R
, Notes to Consolidated Financial Statements.
At December 31, 2019, United had a total of
fourteen
statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2019 and 2018, the outstanding balance of the Debentures was $236,164,000 and $234,905,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years
. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
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
phase-out.
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$ 6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$ 8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$ 5,000	3-month LIBOR + 2.10%	March 15, 2035

10
3

At December 31, 2019 and 2018, the Debentures and their related weighted-average interest rates were as follows:

	2019		2018
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	4.75%	$20,619	5.64%
United Statutory Trust IV	25,774	4.79%	25,774	5.37%
United Statutory Trust V	51,547	3.65%	51,547	3.95%
United Statutory Trust VI	30,928	3.19%	30,928	4.09%
Premier Statutory Trust II	6,186	5.09%	6,186	5.54%
Premier Statutory Trust III	8,248	3.63%	8,248	4.53%
Premier Statutory Trust IV	14,433	3.48%	14,433	4.37%
Premier Statutory Trust V	10,310	3.52%	10,310	4.35%
Centra Statutory Trust I	10,000	4.20%	10,000	5.08%
Centra Statutory Trust II	10,000	3.64%	10,000	4.09%
Virginia Commerce Trust II	12,475	5.22%	12,245	5.80%
Virginia Commerce Trust III	17,268	3.33%	16,742	4.07%
Cardinal Statutory Trust I	14,825	4.29%	14,428	5.19%
UFBC Capital Trust I	3,551	3.99%	3,445	4.89%

Total	$236,164		$234,905

At December 31, 2019, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2020	$740,734
2021	826,527
2022	19,737
2023	0
2024	0
2025 and thereafter	251,031

Total	$1,838,029

Interest paid on long-term borrowings approximated $43,830,000, $35,222,000, and $22,254,000 in 2019, 2018 and 2017, respectively.
NOTE M

—

OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2019	2018	2017
Legal, consulting & other professional services	$12,360	$13,248	$11,844
Franchise & other taxes not on income	11,330	11,428	12,586
Automated Teller Machine (ATM) expenses	7,336	6,892	6,686

NOTE N—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2019	2018	2017
Current expense:
Federal	$43,337	$52,041	$65,459
State	6,798	9,429	7,960
Deferred expense:
Federal	12,522	8,298	20,920
Tax Act remeasurement	0	(120)	37,732
State	1,683	1,175	2,175

Total income taxes	$64,340	$70,823	$134,246

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
The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$68,132	21.0%	$68,704	21.0%	$99,689	35.0%
Plus: State income taxes net of federal tax benefits	6,690	2.1	8,362	2.6	6,207	2.2

	74,822	23.1	77,066	23.6	105,896	37.2
Increase (decrease) resulting from:
Tax-exempt interest income	(2,813)	(0.9)	(3,298)	(1.0)	(5,362)	(1.9)
Tax credits	(5,636)	(1.7)	(2,054)	(0.6)	(1,171)	(0.4)
Deferred taxes due to the Tax Act	(0)	0.0	(120)	0.0	37,732	13.2
Other items-net	(2,033)	(0.7)	(771)	(0.3)	(2,849)	(1.0)

Income taxes	$64,340	19.8%	$70,823	21.7%	$134,246	47.1%

For years ended 2019, 2018 and 2017, United incurred federal income tax expense of

$54,000,
a federal tax benefit of

$
180,000
and federal income tax expense of
 $
2,088,000
, respectively
, applicable to the sales and calls of securities
. Income taxes paid approximated $56,459,000
, $
55,336,000
, and $
73,096,000
in 2019, 2018 and 2017, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2019, United had no
federal or state net operating loss
carryforwards
.
Taxes not on income, which consists mainly of business franchise taxes, were $11,330,000, $11,428,000, and $12,586,000, for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.
Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2019 and 2018 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for credit losses	$18,358	$18,109
Accrued benefits payable	13.459	13,914
Other accrued liabilities	992	846
Pension plan accruals	3,313	1,217
Unrealized loss on securities available for sale	0	5,572
Other real estate owned	2,482	2,482
Lease liabilities under operating leases	14,293	0
Deferred mortgage points	0	983
Purchase accounting intangibles	5,917	18,091

Total deferred tax assets	58,814	61,214

Deferred tax liabilities:
Premises and equipment	2,963	1,414
Unrealized gain on securities available for sale	2,755	0
Right-of-use assets under operating leases	13,464	0
Deferred mortgage points	389	0
Other	2,300	2,899

Total deferred tax liabilities	21,871	4,313

Net deferred tax assets	$36,943	$56,901

At December 31, 2019 and 2018, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no
valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2019	2018
Unrecognized tax benefits at beginning of year	$2,005	$2,894
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	152	156
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(589)	(1,045)

Unrecognized tax benefits at end of year	$1,568	$2,005

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
As of December 31, 2019, and 2018, the total amount of accrued interest related to uncertain tax positions was $667,000 and $675,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
No
interest or penalties were recognized in the results of operations for the years of 2019, 2018 and 2017.
NOTE O—EMPLOYEE BENEFIT PLANS
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
As of December 31, 2016, United changed the method used to estimate the interest cost component of net periodic benefit cost for the Plan. Under the previous method, appropriate spot rates were used to discount the projected benefit obligation (PBO) cash flows based on date of measurement. Then, a single aggregated discount rate was calculated such that the present value of the PBO remained the same. This rate is technically a weighted-average of the spot rates. This single discount rate was applied to the interest and service costs as well. Under the full yield curve approach, separate discount rates are used to calculate the present value for each projected cash flow. That is, individual spot rates are applied to the cash flows in each time period. This does not have any impact on the present value of the PBO as the PBO was originally discounted with spot rates. The adoption of this method concerns the manner in which it affects interest and service costs. Interest costs typically decrease when using this method because of the different weightings applied to the cash flows; that is, interest costs closer to the current period will be discounted with a smaller rate than those further in the future based on a typical yield curve, and greater future Interest Costs values are discounted with greater longer-term spot rates. Similarly, service costs typically have longer durations and will thus be subject to longer-term spot rates, decreasing the present value of these costs. As a result, the full yield curve method is preferable as it provides a more granular, and thus a more accurate, determination of costs. This new method constitutes a change in an accounting estimate under the provisions of ASC Topic 250, “Accounting Changes and Error Corrections,” that is inseparable from a change in accounting principle and was accounted for prospectively, with the resulting change impacting the recognition of net periodic pension cost beginning January 1, 2017. The impact of this accounting change on United’s net periodic pension cost for the year of 2017 was a decline of $1,000,000 in expense from the amount that would have been recorded under the previous method
.

Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2019	2018	2017
Service cost	$2,173	$2,566	$2,146
Interest cost	5,931	5,341	5,149
Expected return on plan assets	(9,434)	(10,260)	(8,538)
Recognized net actuarial loss	4,965	4,919	4,553

Net periodic pension cost	$3,635	$2,566	$3,310

Weighted-Average Assumptions:
Discount rate	4.52%	3.83%	4.49%
Expected return on assets	7.00%	7.00%	7.00%
Rate of Compensation Increase (prior to age 45)	3.50%	3.50%	3.50%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2019	2018	2017
Net actuarial loss	$10,324	$4,232	$6,784
Amortization of:
Prior service cost	0	0	0
Actuarial loss	(4,965)	(4,919)	(4,553)

Total recognized in other comprehensive income	$5,359	$(687)	$2,231

Included in accumulated other comprehensive income at December 31, 2019 are unrecognized actuarial losses of $60,894,000 ($46,706,000 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2020 is $5,802,000 ($4,450,000 net of tax).

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2019 and 2018 and the accumulated benefit obligation at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	December 31,
	2019	2018
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$142,632	$152,740
Service Cost	2,173	2,566
Interest Cost	5,931	5,341
Actuarial Loss (Gain)	28,364	(13,301)
Benefits Paid	(5,323)	(4,714)

Projected Benefit at the End of the Year	$173,777	$142,632
Accumulated Benefit Obligation at the End of the Year	$157,154	$130,567
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$137,408	$142,395
Actual Return on Plan Assets	27,475	(7,273)
Benefits Paid	(5,323)	(4,714)
Employer Contributions	0	7,000

Fair value of plan assets at end of year	$159,560	$137,408
Net Amount Recognized
Funded Status	$(14,217)	$(5,224)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	60,894	55,535

Net Amount Recognized	$46,677	$50,311

Weighted-Average Assumptions at the End of the Year
Discount Rate	3.42%	4.52%
Rate of Compensation Increase (prior to age 40)	5.00%	n/a
Rate of Compensation Increase (ages 40-54)	4.00%	n/a
Rate of Compensation Increase (prior to age 45)	n/a	3.50%
Rate of Compensation Increase (otherwise)	3.50%	3.00%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2020	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2019	December 31, 2018
Equity Securities	62%	50-70%	63%	67%
Debt Securities	35%	20-50%	35%	26%
Other	3%	3-15%	2%	7%

Total			100%	100%

Equity securities include United common stock in the amounts of $4,091,000 (3%) at December 31, 2019 and $3,292,000 (4%) at December 31, 2018
.
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
At December 31, 2019, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2020	$5,906
2021	6,267
2022	6,637
2023	7,055
2024	7,390
2025 through 2029	42,310
United did not contribute to the plan in 2019 as no contributions were required by funding regulations or law. During the first quarter of 2018 and the third quarter of 2017, United made discretionary contributions of $7,000,000 and $10,000,000, respectively. For 2020, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2020, the amount of which cannot be reasonably estimated at this time.

In accordance with ASC Topic 715 and using the guidance contained in ASC Topic 820, the following is a description of the valuation methodologies used to measure the plan assets at fair value.
Cash and Cash Equivalents:
These underlying assets are highly liquid U.S. government obligations. The fair value of cash and cash equivalents approximates cost (Level 1).
Debt Securities
: Securities of the U.S. Government, municipalities, private issuers and corporations are valued at the closing price reported in the active market in which the individual security is traded, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).
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
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,504	$2,504	$0	$0

Fixed Income Mutual Funds:
Taxable	55,588	55,588	0	0
Equity Securities:
Common stock	23,932	23,932	0	0
Equity Mutual Funds:

		Fair Value Measurements at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Global equity	5,247	5,247	0	0
Domestic equity large cap	28,743	28,743	0	0
Domestic equity small cap	22,216	22,216	0	0
International emerging equity	8,228	8,228	0	0
International equity develope d	13,102	13,102	0	0

Total	$159,560	$159,560	$0	$0

		Fair Value Measurements at December 31, 2018 Using
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$10,086	$10,086	$0	$0
Fixed Income Mutual Funds:
Taxable	35,086	35,086	0	0
Equity Securities:
Common stock	22,846	22,846	0	0
Equity Mutual Funds:
Domestic equity large cap	28,090	28,090	0	0
Domestic equity small cap	15,212	15,212	0	0
International emerging equity	8,791	8,791	0	0
International equity developed	17,297	17,297	0	0

Total	$137,408	$137,408	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 4% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $4,565,000, $4,486,000, and $3,201,000 in 2019, 2018 and 2017, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2019 and 2018, the combined plan assets included 1,176,283 and 1,099,386 shares, respectively, of United common stock with an approximate fair value of $45,475,000 and $34,202,000, respectively. Dividends paid on United common stock held by the plans approximated $1,566,000, $1,401,000, and $1,218,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.

NOTE P—STOCK BASED COMPENSATION
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

During the year of 2019, a total of 240,205
non-qualified
stock options and 126,427 of restricted stock were granted under the 2016 LTI Plan. Compensation expense of $4,914,000, $4,073,000, and $3,555,000 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the years 2019, 2018 and 2017, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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
10
) years.
The fair value of the options for 2019 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 2.54%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.243; and a weighted-average expected option life of 6.72 years, respectively. The estimated fair value of the options at the date of grant was $7.16 for the options granted during 2019. ASC Topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
A summary of activity under the United’s stock option plans as of December 31, 2019, and the changes during the year of 2019 are presented below:

	Year ended December 31, 2019
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2019	1,730,389			$32.43
Granted	240,205			38.49
Exercised	(128,742)			23.12
Forfeited or expired	(126,536)			25.44

	Year ended December 31, 2019
			Weighted Average
(Dollars in thousands, except per share data)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at December 31, 2019	1,715,316	$8,707	5.6	$34.49

Exercisable at December 31, 2019	1,125,579	$8,342	4.2	$31.97
The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2019	575,672	$ 7.86
Granted	240,205	7.16
Vested	(211,326)	7.74
Forfeited or expired	(14,814)	7.55

Nonvested at December 31, 2019	589,737	$ 7.62

As of December 31, 2019, the total unrecognized compensation cost related to nonvested option awards was $2,871,000 with a weighted-average expense recognition period of 1.2 years. The total fair value of awards vested during the year ended December 31, 2019, was $1,636,000.
Cash received from options exercised under the Plans for the years ended December 31, 2019, 2018 and 2017 was $1,272,000, $
1,500,000
, and $
4,619,000
, respectively. During 2019 and 2018, 128,742 and 72,296 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2019 and 2018 were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2019, 2018, and 2017 was $7.16, $7.56, and $8.85, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2019, 2018, and 2017 was $1,932,000, $1,057,000, and $3,721,000, respectively.

ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $
223,000,
 $
158,000
, and $
2,201,000
 from excess tax benefits related to share-based compensation arrangements for the year of 2019, 2018 and 2017, respectively.
Restricted Stock
Under the
2016
LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants have a four-year time-based vesting period. Recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2019, the total unrecognized compensation cost related to nonvested stock awards was $6,041,000 with a weighted-average expense recognition period of 1.3 years.
The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	199,303	$ 39.67
Granted	126,427	38.49
Vested	(73,685)	39.28
Forfeited	(4,149)	39.08

Outstanding at December 31, 2019	247,896	$ 39.20

NOTE Q—COMMITMENTS AND CONTINGENT
LIABILITIES
Lending-related Commitments
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $3,610,777,000 and $3,826,370,000 of loan commitments outstanding as of December 31, 2019 and 2018, respectively, approximately half of which contractually expire within
one year. Included in the December 31, 2019 amount are commitments to extend credit of $235,883,000 related to George Mason’s mortgage loan funding commitments and are of a shot-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2019
,
United had approximately $5,092,000 of outstanding commercial letters of credit. As of December 31,
2018, United had no outstanding commercial letters

of credit. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $145,105,000 and $141,032,000 as of December 31, 2019 and 2018, respectively. In accordance with ASC Topic 450, “Contingencies,” United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

Mortgage Repurchase Reserve
George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $
1,377,000
as of December
31
,
2019
.
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

11
3

Regulatory Matters
A variety of consumer products, including mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against United in regard to these consumer products. United could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.
NOTE R—DERIVATIVE FINANCIAL INSTRUMENTS
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

11
4

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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2019 and 2018.

	Asset Derivatives
	December 31, 2019			December 31, 2018
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$0	$0	Other assets	$85,623	$1,859

Total derivatives designated as hedging instruments		$0	$0		$85,623	$1,859

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	27,260	9	Other assets	21,604	542
Interest rate lock commitments	Other assets	117,252	4,518	Other assets	93,955	4,103

Total derivatives not designated as hedging instruments		$144,512	$4,527		$115,559	$4,645

Total asset derivatives		$144,512	$4,527		$201,182	$6,504

	Liability Derivatives
	December 31, 2019			December 31, 2018
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$82,243	$2,394	Other liabilities	$0	$0

Total derivatives designated as hedging instruments		$82,243	$2,394		$0	$0

11
5

	Liability Derivatives
	December 31, 2019			December 31, 2018
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	274,000	671	Other liabilities	200,281	3,002
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$274,000	$671		$200,281	$3,002

Total liability derivatives		$356,243	$3,065		$200,281	$3,002

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment
included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2019.

		December 31, 2019
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$81,397	$(2,394)	$0
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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2019	December 31, 2018	December 31, 2017
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest income/ (expense)	$(95)	$(170)	$(781)

Total derivatives in hedging relationships		$(95)	$(170)	$(781)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	925	530	(426)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	2,331	(2,690)	1,547
Interest rate lock commitments	Income from Mortgage Banking Activities	3,607	(2,413)	(7,730)

Total derivatives not designated as hedging instruments		$6,863	$(4,573)	$(6,609)

Total derivatives		$6,768	$(4,743)	$(7,390)

11
6

For the years ended December 31, 2019, 2018 and 2017, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
NOTE S—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2019	2018	2017
Net Income	$260,099	$256,342	$150,581
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	(641)	(1,456)	(60)
Related income tax effect	149	339	22
Less : OTTI charges recognized in net income	198	1,456	60
Related income tax benefit	(46)	(339)	(22)
Reclassification of previous noncredit OTTI to credit OTTI	2,188	0	0
Related income tax benefit	(510)	0	0

Net unrealized gains on AFS securities with OTTI	1,338	0	0
AFS securities – all other:
Change in net unrealized gains (losses) on AFS securities arising during the period	32,376	(14,715)	8,371
Related income tax effect	(7,543)	5,109	(3,097)
Net reclassification adjustment for gains included in net income	97	770	(1,874)
Related income tax (benefit) expense	(23)	(179)	693

	24,907	(9,015)	4,093

Net effect of AFS securities on other comprehensive income	26,245	(9,015)	4,093

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	0	8	8
Related income tax benefit	(0)	(2)	(3)

Net effect of HTM securities on other comprehensive income	0	6	5

Defined benefit pension plan:
Net actuarial loss during the period	(10,324)	(4,232)	(6,784)
Related income tax expense	2,384	1,063	2,510
Amortization of prior service cost recognized in net income	0	0	0
Related income tax benefit	0	0	0
Amortization of net actuarial loss recognized in net income	4,965	4,919	4,553
Related income tax benefit	(1,170)	(1,246)	(1,685)

Net effect of change in defined benefit pension plan on other comprehensive income	(4,145)	504	(1,406)

Total change in other comprehensive income, net of tax	22,100	(8,505)	2,692

Total Comprehensive Income	$282,199	$247,837	$153,273

11
7

The components of accumulated other comprehensive income for the year ended December 31, 2019 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2019
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Accretion on the unrealized loss for securities transferred from AFS to the HTM	Defined Benefit Pension Items	Total
Balance at January 1, 2019	$(18,289)	$(50)	$(38,680)	$(57,019)
Reclass due to adopting Accounting Standard Update 2017-12	0	50	0	50
Other comprehensive income before reclassification	24,493	0	0	24,493
Amounts reclassified from accumulated other comprehensive income	1,752	0	(4,145)	(2,393)

Net current-period other comprehensive income, net of tax	26,245	0	(4,145)	22,100

Balance at December 31, 2019	$7,956	$0	$(42,825)	$(34,869)

(a) All amounts are
net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Year Ended December 31, 2019
(Dollars in thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Reclassification of previous noncredit OTTI to credit OTTI	$2,188		Total other-than-temporary impairment losses
Net reclassification adjustment for losses (gains) included in net income	97		Net gains on sales/calls of investment securities

	2,285		Total before tax
Related income tax effect	(533)		Tax expense

	1,752		Net of tax
Pension plan:
Net actuarial loss	(10,324	)(a)
Amortization of net actuarial loss	4,965	(b)

	(5,359)		Total before tax
Related income tax effect	1,214		Tax expense

	(4,145)		Net of tax

Total reclassifications for the period	$(2,393)

(a) This AOCI component is included in the computation of changes in plan assets (see Note O , Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note O , Employee Benefit Plans)

NOTE T—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2019	2018
Assets
Cash and due from banks	$126,697	$68,186
Securities available for sale	7,451	6,822
Securities held to maturity	20	997
Equity securities	4,126	5,094
Other investment securities	10,053	163
Investment in subsidiaries:
Bank subsidiaries	3,519,661	3,478,956
Nonbank subsidiaries	22,439	14,706
Goodwill	(16,008)	(16,008)

11
8

Condensed Balance Sheets
	December 31
(In thousands)	2019	2018
Other assets	12,286	10,615

Total Assets	$3,686,725	$3,569,531

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$236,164	$234,905
Accrued expenses and other liabilities	86,728	83,002
Shareholders’ equity (including other accumulated comprehensive loss of $34,869 and $57,019 at December 31, 2019 and 2018, respectively)	3,363,833	3,251,624

Total Liabilities and Shareholders’ Equity	$3,686,725	$3,569,531

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2019	2018	2017
Income
Dividends from banking subsidiaries:
Bank subsidiaries	$249,000	$215,000	$115,000
Nonbank subsidiaries	0	0	58
Net interest income	126	227	437
Management fees:
Bank subsidiaries	27,325	25,026	45,693
Nonbank subsidiaries	27	27	27
Other income	147	(596)	1,766

Total Income	276,625	239,684	162,981

Expenses
Operating expenses	38,569	37,214	71,653

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	238,056	202,470	91,328
Applicable income tax benefit	(2,123)	(2,470)	(6,126)

Income Before Equity in Undistributed Net Income of Subsidiaries	240,179	204,940	97,454
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	19,557	51,392	50,560
Nonbank subsidiaries	363	10	2,567

Net Income	$260,099	$256,342	$150,581

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2019	2018	2017
Operating Activities
Net income	$260,099	$256,342	$150,581
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(19,920)	(51,402)	(53,127)
Amortization of net periodic pension costs	302	293	228
Stock-based compensation	4,914	4,073	3,555
Excess tax benefits from stock-based compensation arrangements	223	158	2,201
Net gain on securities transactions	0	607	(1,185)
Net change in other assets and liabilities	1,770	(1,904)	8,764

Net Cash Provided by Operating Activities	247,388	208,167	111,017

Investing Activities
Net proceeds from sales (purchases) of securities	236	9,446	(19,268)
Net proceeds from sales of equity securities	1,116	1,348	0

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2019	2018	2017
Net cash paid in acquisition of subsidiary	0	0	22,146
Increase in investment in subsidiaries	(7,000)	(2,400)	(34,203)
Change in other investment securities	(9,890)	0	(63)
Net Cash (Used in) Provided by Investing Activities	(15,538)	8,394	(31,388)
Financing Activities
Proceeds from issuance of common stock	0	0	0
Cash dividends paid	(138,939)	(142,350)	(121,354)
Acquisition of treasury stock	(35,573)	(100,724)	(1)
Proceeds from sale of treasury stock from deferred compensation plan	1	1	1
Proceeds from exercise of stock options	1,272	1,500	4,619

Net Cash Used in Financing Activities	(173,339)	(241,573)	(116,735)

Increase (De crease) in Cash and Cash Equivalents	58,511	(25,012)	(37,106)

Cash and Cash Equivalents at Beginning of Year	68,186	93,198	130,304

Cash and Cash Equivalents at End of Year	$126,697	$68,186	$93,198

NOTE U—REGULATORY MATTERS
The subsidiary banks are required to maintain average reserve balances with their respective Federal Reserve Bank. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2019, were approximately $653,653,000 and $255,894,000, respectively. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2018, was approximately $791,237,000 and $334,280,000, respectively.
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
During 2020, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $70,949,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $282,863,000 at December 31, 2019, and must be secured by qualifying collateral.

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
As previously mentioned, the new Basel III Capital Rules became effective for United and United Bank on January 1, 2015 (subject to a phase-in
period). These new quantitative measures established by regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 201
9
, United exceeds all capital adequacy requirements to which it is subject.

12
0

At December 31, 2019, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank, capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$2,217,547	14.7%	$1,206,812	≥ 8.0%	$1,508,515	≥ 10.0%
United Bank	2,106,457	14.0%	1,204,264	≥ 8.0%	1,505,330	≥ 10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,890,757	12.5%	$905,109	≥ 6.0%	$1,206,812	≥ 8.0%
United Bank	2,027,667	13.5%	903,198	≥ 6.0%	1,204,264	≥ 8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,890,757	12.5%	$678,832	≥ 4.5%	$980,535	≥ 6.5%
United Bank	2,027,667	13.5%	677,399	≥ 4.5%	978,465	≥ 6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,890,757	10.5%	$721,691	≥ 4.0%	$902,114	≥ 5.0%
United Bank	2,027,667	11.3%	720,232	≥ 4.0%	900,290	≥ 5.0%
As of December 31, 2018:
Total Capital (to Risk-Weighted Assets):
United Bankshares	$2,119,774	14.4%	$1,179,708	≥ 8.0%	$1,474,635	≥ 10.0%
United Bank	2,080,234	14.1%	1,177,953	≥ 8.0%	1,472,441	≥ 10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,793,682	12.2%	$884,781	≥ 6.0%	$1,179,708	≥ 8.0%
United Bank	2,002,142	13.6%	883,465	≥ 6.0%	1,177,953	≥ 8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,793,682	12.2%	$663,586	≥ 4.5%	$958,513	≥ 6.5%
United Bank	2,002,142	13.6%	662,599	≥ 4.5%	957,087	≥ 6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,793,682	10.1%	$707,916	≥ 4.0%	$884,895	≥ 5.0%
United Bank	2,002,142	11.3%	706,977	≥ 4.0%	883,721	≥ 5.0%

United’s mortgage banking entity, George Mason, is subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (HUD). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on George Mason’s operations.
The minimum net worth requirement of HUD at December 31, 2019 was $2,500,000. George Mason’s net worth was $35,556,000 at December 31, 2019, which exceeded the HUD requirements.
NOTE V—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.

Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2019, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2019. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale
Trup
Cdos
as Level 3. Based upon management’s review of the market conditions for
Trup
Cdos
, it was determined that an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is the most representative measurement technique for these securities. The present value technique discounts expected future cash flows of a security to arrive at a present value. Management considers the following items when calculating the appropriate discount rate: the implied rate of return when the market was last active, changes in the implied rate of return as markets moved from very active to inactive, recent changes in credit ratings, and recent activity showing that the market has built in increased liquidity and credit premiums. Management’s internal credit review of each security was also factored in to determine the appropriate discount rate. The credit review considered each security’s collateral, subordination, excess spread, priority of claims, principal and interest.

Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.06% to 0.53% with a weighted average increase of 0.30%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.06% to 0.53% with a weighted average increase of 0.30%.
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,676	$0	$58,676	$0
State and political subdivisions	272,362	0	272,362	0
Residential mortgage-backed securities
Agency	836,534	0	836,534	0
Non-agency	3,832	0	3,832	0
Commercial mortgage-backed securities
Agency	614,973	0	614,973	0
Asset-backed securities	276,139	0	276,139	0
Trust preferred collateralized debt obligations	4,704	0	0	4,704

12
3

		Fair Value at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Single issue trust preferred securities	16,774	0	16,774	0
Other corporate securities	353,302	6,586	346,716	0
Total available for sale securities	2,437,296	6,586	2,426,006	4,704
Equity securities:
Financial services industry	154	154	0	0
Equity mutual funds (1)	3,971	3,971	0	0
Other equity securities	4,769	4,769	0	0

Total equity securities	8,894	8,894	0	0
Loans held for sale	384,375	0	0	384,375
Derivative financial assets:
Forward sales commitments	9	0	9	0
Interest rate lock commitments	4,518	0	0	4,518
Total derivative financial assets	4,527	0	9	4,518

Liabilities
Derivative financial liabilities:
Interest rate swap contracts	2,394	0	2,394	0
TBA mortgage-backed securities	671	0	671	0

Total derivative financial liabilities	3,065	0	3,065	0

		Fair Value at December 31, 2018 Using
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$85,890	$0	$85,890	$0
State and political subdivisions	208,988	0	208,988	0
Residential mortgage-backed securities
Agency	1,035,650	0	1,035,650	0
Non-agency	4,259	0	4,259	0
Commercial mortgage-backed securities
Agency	554,600	0	554,600	0
Asset-backed securities	271,970	0	271,970	0
Trust preferred collateralized debt obligations	5,917	0	0	5,917
Single issue trust preferred securities	8,362	0	8,362	0
Other corporate securities	161,403	6,822	154,581	0

Total available for sale securities	2,337,039	6,822	2,324,300	5,917
Equity securities:
Financial services industry	140	140	0	0
Equity mutual funds (1)	4,954	4,954	0	0
Other equity securities	4,640	4,640	0	0

Total equity securities	9,734	9,734	0	0
Loans held for sale	247,104	0	0	247,104
Derivative financial assets:
Interest rate swap contracts	1,859	0	1,859	0

		Fair Value at December 31, 2018 Using
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Forward sales commitments	542	0	542	0
Interest rate lock commitments	4,103	0	0	4,103

Total derivative financial assets	6,504	0	2,401	4,103
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	3,002	0	3,002	0

Total derivative financial liabilities	3,002	0	3,002	0
(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were
no
transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2019 and 2018.
The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2019 and 2018 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2019	2018
Balance, beginning of year	$5,917	$34,269
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(155)	28
Included in other comprehensive income	(1,059)	920
Purchases, issuances, and settlements	0	0
Sales	0	(29,300)
Transfers in and/or out of Level 3	0	0

Balance, ending of year	$4,703	$5,917

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

	Loans held for sale
(In thousands)	2019	2018
Balance, beginning of period	$247,104	$263,308
Originations	2,941,722	2,619,454
Sales	(2,888,257)	(2,676,797)
Total gains or losses during the period recognized in earnings	83,806	68,555
Transfers in and/or out of Level 3	(0)	(27,416)

Balance, end of period	$384,375	$247,104

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

(In thousands)	Derivative Financial Assets Interest Rate Lock Commitments
	2019	2018
Balance, beginning of period	$4,103	$4,559
Transfers other	415	(456)

Balance, end of perio d	$4,518	$4,103

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2019	Year Ended December 31, 2018
Assets
Loans held for sale
Income from mortgage banking activities	$3,705	$(281)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2019			December 31, 2018
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Assets
Loans held for sale	$375,274	$384,375	$9,101	$241,293	$247,104	$5,811

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or market value. These loans currently consist of one-to-four
family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2019. Gains and losses on sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
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

12
6

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

Intangible Assets:
For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. United used the qualitative analysis to determine that no goodwill impairment occurred in 2019. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.

No
other fair value measurement of intangible assets was made during the year of 2019 and
2018
.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2019
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains ( Losses )
Assets
Loans held for sale	$3,139	$0	$3,139	$0	$(4)
Impaired Loans	68,213	0	55,792	12,421	1,831
OREO	15,515	0	15,495	20	(785)

		Carrying value at December 31, 2018
(In thousands) Description	Balance as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Loans held for sale	$2,742	$0	$2,742	$0	$3
Impaired Loans	121,355	0	108,899	12,456	12,301
OREO	16,865	0	16,865	0	910
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

12
8

Short-term Borrowings:
The carrying amounts of federal funds purchased, borrowings under repurchase agreements and any other short-term borrowings approximate their fair values.
Long-term Borrowings:
The fair values of United’s Federal Home Loan Bank borrowings and trust preferred securities are estimated using discounted cash flow analyses, based on United’s current incremental borrowing rates for similar types of borrowing arrangements
.
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Cash and cash equivalents	$837,493	$837,493	$0	$837,493	$0
Securities available for sale	2,437,296	2,437,296	6,586	2,426,006	4,704
Securities held to maturity	1,446	1,447	0	427	1,020
Equity securities	8,894	8,894	8,894	0	0
Other securities	222,161	211,053	0	0	211,053
Loans held for sale	387,514	387,514	0	3,139	384,375
Net loans	13,635,072	13,185,955	0	0	13,185,955
Derivative financial assets	4,527	4,527	0	9	4,518
Deposits	13,852,421	13,843,077	0	13,843,077	0
Short-term borrowings	374,654	374,654	0	374,654	0
Long-term borrowings	1,838,029	1,820,297	0	1,820,297	0
Derivative financial liabilities	3,065	3,065	0	3,065	0

December 31, 2018
Cash and cash equivalents	$1,020,396	$1,020,396	$0	$1,020,396	$0
Securities available for sale	2,337,039	2,337,039	6,822	2,324,300	5,917
Securities held to maturity	19,999	18,655	0	15,635	3,020
Equity securities	9,734	9,734	9,734	0	0
Other securities	176,955	168,107	0	0	168,107
Loans held for sale	249,846	249,846	0	2,742	247,104
Net loans	13,345,519	12,657,073	0	0	12,657,073
Derivative financial assets	6,504	6,504	0	2,401	4,103
Deposits	13,994,749	13,954,574	0	13,954,574	0
Short-term borrowings	351,327	351,327	0	351,327	0
Long-term borrowings	1,499,103	1,475,237	0	1,475,237	0
Derivative financial liabilities	3,002	3,002	0	3,002	0

N
OTE W—VARIABLE INTEREST ENTITIES
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
1
29

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
The trusts utilized in these transactions are variable interest entities (VIEs) as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. United does not consolidate these trusts as it is not the primary beneficiary of these entities because United does not hold a controlling financial interest as evidenced by the power to direct the activities of the VIEs that most significantly impact their economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIEs that could potentially be significant to the VIEs. Information related to United’s statutory trusts is presented in Note
L
, Notes to Consolidated Financial Statements.
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2019			As of December 31, 2018
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,941	$248,680	$9,261	$257,754	$248,741	$9,013

(1) Represents investment in VIEs.

NOTE X—SEGMENT INFORMATION
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

13
0

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2019, 2018 and 2017 is as follows:

	At and For the Year Ended December 31, 2019
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$583,547	$916	$(12,472)	$5,931	$577,922
Provision for loans losses	21,313	0	0	0	21,313
Other income	74,956	83,884	392	(8,748)	150,484
Other expense	314,710	72,288	(1,527)	(2,817)	382,654
Income taxes	64,080	2,355	(2,095)	0	64,340

Net income (loss)	$258,400	$10,157	$(8,458)	$0	$260,099

Total assets (liabilities)	$19,564,036	$507,124	$17,777	$(426,613)	$19,662,324
Average assets (liabilities)	19,401,397	358,087	8,411	(292,427)	19,475,468

	At and For the Year Ended December 31, 2018
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$593,108	$1,315	$(11,886)	$6,108	$588,645
Provision for loans losses	22,013	0	0	0	22,013
Other income	72,539	68,555	(667)	(11,715)	128,712
Other expense	301,123	72,632	31	(5,607)	368,179
Income taxes	73,861	(505)	(2,533)	0	70,823

Net income (loss)	$268,650	$(2,257)	$(10,051)	$0	$256,342

Total assets (liabilities)	$19,191,215	$320,299	$3,222	$(264,238)	$19,250,498
Average assets (liabilities)	18,798,880	279,618	6,104	(236,575)	18,848,027

	At and For the Year Ended December 31, 2017
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$558,622	$(69)	$(9,556)	$0	$548,997
Provision for loans losses	28,406	0	0	0	28,406
Other income	69,615	58,532	3,498	0	131,645
Other expense	291,584	62,072	13,753	0	367,409
Income taxes	139,980	(901)	(4,833)	0	134,246

Net income (loss)	$168,267	$(2,708)	$(14,978)	$0	$150,581

Total assets (liabilities)	$19,016,619	$280,293	$17,158	$(255,111)	$19,058,959
Average assets (liabilities)	17,565,464	212,212	19,769	(180,016)	17,617,429
NOTE Y—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for
2019
and
2018
is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Interest income	$189,097	$199,245	$190,351	$183,869
Interest expense	44,929	48,692	48,433	42,586
Net interest income	144,168	150,553	141,918	141,283
Provision for credit losses	4,996	5,417	5,033	5,867
Mortgage banking income	13,681	21,704	24,019	17,547
Securities gains (losses), net	(159)	109	116	109
Other noninterest income	17,701	17,982	18,089	19,586
Noninterest expense	89,425	100,195	96,134	96,900
Income taxes	17,328	17,529	17,010	12,473
Net income (1)	63,642	67,207	65,965	63,285

13
1

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Per share data:
Average shares outstanding (000s):
Basic	101,895	101,774	101,432	101,250
Diluted	102,163	102,048	101,712	101,538
Net income per share:
Basic	$0.62	$0.66	$0.65	$0.62
Diluted	$0.62	$0.66	$0.65	$0.62
Dividends per share	$0.34	$0.34	$0.34	$0.35
2018
Interest income	$167,185	$178,000	$185,030	$187,500
Interest expense	23,142	28,878	36,255	40,795
Net interest income	144,043	149,122	148,775	146,705
Provision for credit losses	5,178	6,204	4,808	5,823
Mortgage banking income	14,570	18,692	13,277	11,570
Securities losses, net	(485)	(55)	(152)	(1,926)
Other noninterest income	17,107	17,370	18,561	20,183
Noninterest expense	90,452	93,410	93,315	91,002
Income taxes	17,899	19,241	17,926	15,757
Net income (1)	61,706	66,274	64,412	63,950

Per share data:
Average shares outstanding (000s):
Basic	104,859	104,683	103,618	102,930
Diluted	105,163	104,953	103,934	103,164
Net income per share:
Basic	$0.59	$0.63	$0.62	$0.62
Diluted	$0.59	$0.63	$0.62	$0.62
Dividends per share	$0.34	$0.34	$0.34	$0.34
(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.
Item 9A.	CONTROLS AND PROCEDURES

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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 60-61 of this report and are incorporated in this Item 9A by reference.

Changes In Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule
 13a-15(f)
under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.	OTHER INFORMATION

None

UNITED BANKSHARES, INC.
FORM
10-K,
PART III
Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2020 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at
www.ubsi-inc.com.
Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
Since the disclosure of the procedures in the definitive proxy statement for the 2019 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.
Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2020 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and
non-audit
services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions
“Pre-Approval
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

Listing of Exhibits—See the Exhibits’ Index on page
137
of this Form
10-K.
(b)	Exhibits — The exhibits to this Form 10-K begin on page 141 .

(c)	Consolidated Financial Statement Schedules — All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the financial statements and notes thereto, and therefore have been omitted.

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

2.1
Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated January 25, 2010 and filed January 29, 2010 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (filed herewith)

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

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 2, 2020

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 2, 2020

/s/ Theodore J. Georgelas	Director	March 2, 2020

/s/ J. Paul McNamara	Director	March 2, 2020

/s/ Peter A. Converse	Director	March 2, 2020

/s/ Mark R. Nesselroad	Director	March 2, 2020

/s/ P. Clinton Winter	Director	March 2, 2020

/s/ Mary K. Weddle	Director	March 2, 2020

/s/ Gary G. White	Director	March 2, 2020