Form 10-Q
period 2020-03-31
UNITED BANKSHARES INC/WV
filed 2020-05-11
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2020
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
April
30
, 2020
, the registrant had
101,723,600
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The March 31, 2020 and December 31, 2019, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2020 and 2019, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2020 and 2019, the related condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	March 31	December 31
	2020	2019
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$248,238	$185,238
Interest-bearing deposits with other banks	1,087,772	651,435
Federal funds sold	823	820

Total cash and cash equivalents	1,336,833	837,493
Securities available for sale at estimated fair value (amortized cost-$2,384,221 at March 31, 2020 and $2,426,924 at December 31, 2019, allowance for credit losses of $0 at March 31, 2020)	2,417,521	2,437,296
Securities held to maturity, net of allowance for credit losses of $10 at March 31, 2020 (estimated fair value-$1,223 at March 31, 2020 and $1,447 at December 31, 2019)	1,226	1,446
Equity securities at estimated fair value	9,013	8,894
Other investment securities	245,655	222,161
Loans held for sale (at fair value-$495,932 at March 31, 2020 and $384,375 at December 31, 2019)	503,514	387,514
Loans	13,856,283	13,713,548
Less: Unearned income	(725)	(1,419)

Loans net of unearned income	13,855,558	13,712,129
Less: Allowance for loan losses	(154,923)	(77,057)

Net loans	13,700,635	13,635,072
Bank premises and equipment	96,169	96,644
Operating lease right-of-use assets	57,280	57,783
Goodwill	1,478,014	1,478,014
Accrued interest receivable	49,076	58,085
Other assets	475,717	441,922

TOTAL ASSETS	$20,370,653	$19,662,324

Liabilities
Deposits:
Noninterest-bearing	$4,837,538	$4,621,362
Interest-bearing	9,176,630	9,231,059

Total deposits	14,014,168	13,852,421
Borrowings:
Securities sold under agreements to repurchase	124,561	124,654
Federal Home Loan Bank borrowings	2,326,282	1,851,865
Other long-term borrowings	236,479	236,164
Reserve for lending-related commitments	7,742	1,733
Operating lease liabilities	60,887	61,342
Accrued expenses and other liabilities	256,832	170,312

TOTAL LIABILITIES	17,026,951	16,298,491

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-105,684,479 and 105,494,290 at March 31, 2020 and December 31, 2019, respectively, including 3,960,879 and 3,940,619 shares in treasury at March 31, 2020 and December 31, 2019, respectively	264,211	263,736
Surplus	2,141,266	2,140,175
Retained earnings	1,092,827	1,132,579
Accumulated other comprehensive loss	(16,171)	(34,869)
Treasury stock, at cost	(138,431)	(137,788)

TOTAL SHAREHOLDERS’ EQUITY	3,343,702	3,363,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,370,653	$19,662,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2020	2019
Interest income
Interest and fees on loans	$158,854	$164,871
Interest on federal funds sold and other short-term investments	3,965	5,837
Interest and dividends on securities:
Taxable	16,969	17,363
Tax-exempt	694	1,026

Total interest income	180,482	189,097

Interest expense
Interest on deposits	27,477	32,638
Interest on short-term borrowings	458	691
Interest on long-term borrowings	11,029	11,600

Total interest expense	38,964	44,929

Net interest income	141,518	144,168
Provision for credit losses	27,119	4,996

Net interest income after provision for credit losses	114,399	139,172

Other income
Fees from trust services	3,483	3,264
Fees from brokerage services	2,916	2,524
Fees from deposit services	7,957	8,053
Bankcard fees and merchant discounts	993	1,156
Other service charges, commissions, and fees	518	521
Income from bank-owned life insurance	2,388	1,827
Income from mortgage banking activities	17,631	13,681
Net investment securities gains (losses)	196	(159)
Other income	724	356

Total other income	36,806	31,223

Other expense
Employee compensation	44,541	38,949
Employee benefits	10,786	9,431
Net occupancy expense	9,062	8,751
Other real estate owned (OREO) expense	906	1,416
Equipment expense	3,845	3,315
Data processing expense	5,506	5,162
Bankcard processing expense	477	480
FDIC insurance expense	2,400	3,300
Other expense	23,610	18,621

Total other expense	101,133	89,425

Income before income taxes	50,072	80,970
Income taxes	9,889	17,328

Net income	$40,183	$63,642

Earnings per common share:
Basic	$0.40	$0.62

Diluted	$0.40	$0.62

Average outstanding shares:
Basic	101,295,073	101,894,786
Diluted	101,399,181	102,162,704

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2020	2019
Net income	$40,183	$63,642
Change in net unrealized gain (loss) on available for sale (AFS) securities, net of tax	17,586	16,789
Change in defined benefit pension plan, net of tax	1,112	910

Comprehensive income, net of tax	$58,881	$81,341

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2020
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2020	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	40,183	0	0	40,183
Other comprehensive income, net of tax	0	0	0	0	18,698	0	18,698

Total comprehensive income, net of tax							58,881
Stock based compensation expense	0	0	1,253	0	0	0	1,253
Purchase of treasury stock ( 19,314 shares)	0	0	0	0	0	(608)	(608)
Cash dividends ($0.35 per share)	0	0	0	(35,604)	0	0	(35,604)
Grant of restricted stock ( 175,495 shares)	175,495	439	(439)	0	0	0	0
Forfeiture of restricted stock ( 946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised ( 14,694 shares)	14,694	36	242	0	0	0	278

Balance at March 31, 2020	105,684,479	$264,211	$2,141,266	$1,092,827	$(16,171)	$(138,431)	$3,343,702

	Three Months Ended March 31, 2019
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2019	105,239,121	$263,098	$2,134,462	$1,013,037	$(57,019)	$(101,954)	$3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income:
Net income	0	0	0	63,642	0	0	63,642
Other comprehensive income, net of tax	0	0	0	0	17,699	0	17,699

Total comprehensive income, net of tax							81,341
Stock based compensation expense	0	0	1,113	0	0	0	1,113
Purchase of treasury stock ( 365,702 shares)	0	0	0	0	0	(12,072)	(12,072)
Cash dividends ($0.34 per share)	0			(34,759)	0	0	(34,759)
Grant of restricted stock ( 126,427 shares)	126,427	316	(316)	0	0	0	0
Common stock options exercised ( 33,816 shares)	33,816	84	559	0	0	0	643

Balance at March 31, 2019	105,399,364	$263,498	$2,135,818	$1,040,871	$(39,270)	$(114,026)	$3,286,891

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$21,476	$93,247

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	210	0
Proceeds from sales of securities available for sale	3,665	133,783
Proceeds from maturities and calls of securities available for sale	129,261	62,548
Purchases of securities available for sale	(91,118)	(211,217)
Proceeds from sales of equity securities	195	439
Purchases of equity securities	(293)	(437)
Proceeds from sales and redemptions of other investment securities	17,000	27,766
Purchases of other investment securities	(42,499)	(40,934)
Redemption of bank-owned life insurance policies	1,186	2,147
Purchases of bank premises and equipment	(2,008)	(1,754)
Proceeds from sales of bank premises and equipment	0	251
Proceeds from the sales of OREO properties	2,573	1,057
Net change in loans	(140,529)	(149,572)

NET CASH USED IN INVESTING ACTIVITIES	(122,357)	(175,923)

FINANCING ACTIVITIES
Cash dividends paid	(36,247)	(34,974)
Acquisition of treasury stock	(608)	(12,072)
Proceeds from exercise of stock options	281	643
Repayment of long-term Federal Home Loan Bank borrowings	(150,000)	(960,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	400,000	1,300,000
Changes in:
Deposits	161,888	164,846
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	224,907	(223,506)

NET CASH PROVIDED BY FINANCING ACTIVITIES	600,221	234,937

Increase in cash and cash equivalents	499,340	152,261

Cash and cash equivalents at beginning of year	837,493	1,020,396

Cash and cash equivalents at end of period	$1,336,833	$1,172,657

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$3,560	$2,822
Transfer of held to maturity debt securities to available for sale debt securities	0	11,544

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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2020 and 2019 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2019 has been extracted from the audited financial statements included in United’s 2019 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2019 Annual Report on Form
10-K,
which includes descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. Please refer to Notes 3, 5 and 6 in these Notes to Consolidated Financial Statements for updated accounting policies for investment securities, troubled debt restructurings (TDRs), acquired loans and the allowance for credit losses. In the opinion of management, any adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.
 2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” ASU No.
 2020-04
is effective for public business entities on March 12, 2020 through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU No.
 2020-04
and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
In February 2020, FASB issued ASU No.
 2020-03,
Codification Improvements to Financial Instruments. This update makes narrow-scope changes that are intended to improve the board’s standards for financial instruments accounting, including the credit losses standard issued in 2016, as part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. ASU No.
 2020-03
was effective for public business entities upon issuance of this final update in March 2020. ASU No.
 2020-03
is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2020, the FASB issued ASU No.
 2020-01,
Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU No.
 2020-01
is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU No.
 2020-01
is not expected to have a material impact on the Company’s financial condition or results of operations.
In November 2019, the FASB issued ASU No.
 2019-08,
Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. ASU No.
 2019-08
requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. ASU No.
 2019-08
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
 2018-13
was adopted by United on January 1, 2020 and did not have a material impact on the Company’s financial condition or results of operations.
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
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles – Goodwill and Other (Topic 350).” ASU
2017-04
eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU
2017-04
was adopted by United on January 1, 2020. The adoption of ASU
2017-04
did not have a material impact on the Company’s financial condition or results of operations.
In June 2016, the FASB issued ASU No.
 2016-13,
“Financial Instruments – Credit Losses.” ASU No.
 2016-13
changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and require
s
entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU No.
 2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. United engaged a third-party service provider to assist with the implementation of the new accounting standard. ASU No.
 2016-13
was adopted by United on January 1, 2020 using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57,442 and a decrease to retained earnings of $44,331, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the coronavirus
(COVID-19)
pandemic, to delay for two years the full impact of ASU No.
 2016-13
on regulatory capital, followed by a three-year transition period. The adoption of ASU No.
 2016-13
had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios.
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
2. MERGERS AND ACQUISITIONS
On May 1, 2020 (Acquisition Date), United completed its acquisition of Carolina Financial Corporation (Carolina Financial), a Delaware corporation headquartered in Charleston, South Carolina. Carolina Financial was merged with and into United (the Merger), pursuant to the terms of the Agreement and Plan of Merger, dated November 17, 2019, by and between United and Carolina Financial (the Merger Agreement). Upon completion of the Merger, Carolina Financial ceased to exist and United survived and continues to exist as a West Virginia corporation.
Under the terms of the Merger Agreement, each outstanding share of common stock of Carolina Financial, par value $1.00 per share (other than shares held by United or its subsidiaries, in each case except for shares held by them in a fiduciary capacity or in satisfaction of a debt previously contracted) were converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share (United Common Stock). Also under the terms of the Merger Agreement, as of the effective time of the Merger, each outstanding Carolina Financial stock option, whether vested or unvested as of the date of the
Merger
Agreement, at such option holder’s election, (i) vested and converted into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) was entitled to receive cash consideration equal to the difference between (a) the option’s exercise price and (b)
$28.99
,
the volume weighted average trading price of the Carolina Financial common stock on NASDAQ for the twenty full trading days ending on the second trading day immediately preceding the closing date (the CFC Closing Price) multiplied by the number of shares of Carolina Financial common stock subject to such stock option. Also, at the effective time of the Merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Carolina Financial stock plan (other than a stock option) (each, a Stock Award) that was outstanding immediately prior to the effective time of the Merger, fully vested in accordance with the terms of the Carolina Financial stock plan and at the election of the holder (i) converted into the right to receive shares of United common stock based on the 1.13 exchange ratio or (ii) converted into cash in an amount equal to the CFC Closing Price multiplied by the shares of Carolina Financial common stock subject to the Stock Award.
Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial were not reflected in United’s results of operations for the first quarter of 2020, but will be included in the consolidated results of operations from the Acquisition Date.
The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. The
M
erger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. As of March 31, 2020, Carolina Financial had $4,801,787 in total assets, $3,188,962 in gross loans and $3,570,446 in deposits. Carolina Financial has banking locations in North Carolina and South Carolina. CresCom Bank owns and operates Crescent Mortgage Company, which is based in Atlanta, Georgia.

3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	March 31, 2020
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$52,844	$1,169	$0	$0	$54,013
State and political subdivisions	313,164	6,786	2,145	0	317,805
Residential mortgage-backed securities
Agency	781,617	32,051	69	0	813,599
Non-agency	0	0	0	0	0
Commercial mortgage-backed securities
Agency	589,288	26,052	245	0	615,095
Asset-backed securities	283,501	0	21,565	0	261,936
Trust preferred collateralized debt obligations	6,047	0	1,863	0	4,184
Single issue trust preferred securities	18,203	167	2,686	0	15,684
Other corporate securities	339,557	1,781	6,133	0	335,205

Total	$2,384,221	$68,006	$34,706	$0	$2,417,521

	December 31, 2019
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,127	$555	$6	$58,676	$0
State and political subdivisions	272,014	3,644	3,296	272,362	0
Residential mortgage-backed securities
Agency	826,857	10,923	1,246	836,534	0
Non-agency	3,429	404	0	3,833	86
Commercial mortgage-backed securities
Agency	609,461	8,319	2,807	614,973	0
Asset-backed securities	284,390	0	8,251	276,139	0
Trust preferred collateralized debt obligations	6,045	0	1,342	4,703	842
Single issue trust preferred securities	18,196	170	1,592	16,774	0
Other corporate securities	348,405	4,897	0	353,302	0

Total	$2,426,924	$28,912	$18,540	$2,437,296	$928

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.

United has made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on
non-accrual
status.

Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable. The table above excludes accrued interest receivable of $9,550 and $9,890 at March 31, 2020 and December 31, 2019, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2020 and December 31, 2019.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$0	$0	$0	$0
State and political subdivisions	72,140	2,141	384	4	72,524	2,145
Residential mortgage-backed securities
Agency	4,350	69	0	0	4,350	69
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	33,183	233	9,602	12	42,785	245
Asset-backed securities	16,708	1,112	245,228	20,453	261,936	21,565
Trust preferred collateralized debt obligations	2,434	1,113	1,750	750	4,184	1,863
Single issue trust preferred securities	0	0	12,471	2,686	12,471	2,686
Other corporate securities	204,878	6,133	0	0	204,878	6,133

Total	$333,693	$10,801	$269,435	$23,905	$603,128	$34,706

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,415	$6	$0	$0	$1,415	$6
State and political subdivisions	144,307	3,291	885	5	145,192	3,296
Residential mortgage-backed securities
Agency	108,072	502	71,736	744	179,808	1,246
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	173,039	2,676	45,251	131	218,290	2,807
Asset-backed securities	135,174	3,252	140,965	4,999	276,139	8,251
Trust preferred collateralized debt obligations	2,703	842	2,000	500	4,703	1,342
Single issue trust preferred securities	0	0	13,562	1,592	13,562	1,592
Other corporate securities	0	0	0	0	0	0

Total	$564,710	$10,569	$274,399	$7,971	$839,109	$18,540

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method. The realized losses relate to sales of securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers and its subsidiaries
.

	Three Months Ended March 31
	2020	2019
Proceeds from sales and calls	$132,926	$196,331
Gross realized gains	253	15
Gross realized losses	79	364

At March 31, 2020, gross unrealized losses on available for sale securities were $34,706 on 133 securities of a total portfolio of 637 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2020 consisted primarily of asset-backed securities, corporate securities, and single issue trust preferred securities. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The corporate securities mainly consist of debt issuances of corporations representing a variety of industries, including financial institutions. The single issue trust preferred securities relate to securities of financial institutions.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $313,164 at March 31, 2020. As of March 31, 2020, approximately 66% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2020. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were impaired at March 31, 2020.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,370,905 at March 31, 2020. Of the $1,370,905 amount, $589,288 was related to agency commercial mortgage-backed securities and $781,617 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were impaired at March 31, 2020.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2020 consisted of $11,489 in investment grade bonds, $977 in split rated bonds, and $5,737 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2020, it was determined that none of the single issue trust preferred securities were impaired.

Trust preferred collateralized debt obligations (Trup Cdos)
The total amortized cost balance of United’s Trup Cdo portfolio was $6,047 as of March 31, 2020. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of March 31, 2020, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.
To determine a net realizable value and assess whether impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Based on this review, management does not believe any individual security with an unrealized loss as of March 31, 2020 is impaired.
Corporate securities
As of March 31, 2020, United’s Corporate securities portfolio had a total amortized cost balance of $339,557. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $339,557, 90% was investment grade rated and 10% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unre
alized loss
. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities were impaired at March 31, 2020.
The amortized cost and estimated fair value of securities available for sale at March 31, 2020 and December 31, 2019 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2020		December 31, 2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$122,497	$123,365	$92,422	$92,473
Due after one year through five years	504,918	510,917	583,715	592,850
Due after five years through ten years	563,239	583,625	564,922	568,241
Due after ten years	1,193,567	1,199,614	1,185,865	1,183,732

Total	$2,384,221	$2,417,521	$2,426,924	$2,437,296

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,013 at March 31, 2020 and $8,894 at December 31, 2019.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net gains (losses) recognized during the period	$22	$189
Net gains (losses) recognized during the period on equity securities sold	6	132
Unrealized gains recognized during the period on equity securities still held at period end	71	58
Unrealized losses recognized during the period on equity securities still held at period end	(55)	(1)

Other investment securities
During the first quarter of 2020, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2020 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,098,167 and $1,540,717 at March 31, 2020 and December 31, 2019, respectively.
4. LOANS
Major classes of loans are as follows:

	March 31, 2020	December 31, 2019
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,182,994	$1,201,652
Nonowner-occupied commercial real estate	4,070,729	3,965,960
Other commercial loans	2,505,552	2,285,037

Total commercial, financial & agricultural	7,759,275	7,452,649
Residential real estate	3,668,356	3,686,401
Construction & land development	1,236,169	1,408,205
Consumer:
Bankcard	9,083	10,074
Other consumer	1,183,400	1,156,219

Total gross loans	$13,856,283	$13,713,548

The table above does not include loans held for sale of $503,514 and $387,514 at March 31, 2020 and December 31, 2019, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $39,404 and $38,558 at March 31, 2020 and December 31, 2019, respectively.
5. CREDIT QUALITY
Management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. United considers a loan to be past due when it is 30 days or more past its contractual payment due date.

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

A loan is categorized as a troubled debt restructuring (TDR) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. Under United’s current loan policy, a loan is not recognized as a TDR until it becomes probable that the loan will be a TDR. In response to the coronavirus
(COVID-19)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak declared by President Trump terminates.
As of March 31, 2020, United had TDRs of $61,470 as compared to

$
58,369
as of December 31, 2019. Of the $
61,470
aggregate balance of TDRs at March 31, 2020, $
51,775
was on
nonaccrual
and $
1,143
was
30-89
days past due. Of the $
58,369
aggregate balance of TDRs at December 31, 2019, $
48,387
was on
nonaccrual
and $
902
was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of March 31, 2020, there were commitments to lend additional funds of $
162
to a debtor owing receivables whose terms have been modified in TDRs. During the first three months of 2020, $
73
was advanced to this debtor under a loan that had been previously modified. At March 31, 2020, United had restructured loans in the amount of $
9,054
that were modified by a reduction in the interest rate, $
1,727
that were modified by a combination of a reduction in the interest rate and the principal and $
50,689
that were modified by a change in terms.
The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2020 and 2019, segregated by class of loans.

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	3	$7,951	$7,827	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	4	498	392	1	265	265
Residential real estate	0	0	0	1	413	409
Construction & land development	3	2,045	2,032	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	10	$10,494	$10,251	2	$678	$674

During the first quarter of 2020, $7,409 of restructured loans were modified by a reduction in the interest rate and $2,842 of restructured loans were modified by a change in terms. During the first quarter of 2019, $265 of restructured loans were modified by a reduction in the interest rate and $409 of restructured loans were modified by a change in terms. In some instances, the post-modification balance on the restructured loans is larger than the pre-modification
balance due to the advancement of monies for items such as delinquent taxes on real estate property. The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
No loans restructured during the twelve-month periods ended March 31, 2020 and 2019 subsequently defaulted, resulting in a principal
charge-off
during the first quarters of 2020 and 2019.
The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:

Age Analysis of Past Due Loans
As of March 31, 2020

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$20,258	$21,284	$41,542	$1,141,452	$1,182,994	$957
Nonowner-occupied	5,209	16,249	21,458	4,049,271	4,070,729	592
Other commercial	8,433	43,515	51,948	2,453,604	2,505,552	175
Residential real estate	32,769	22,130	54,899	3,613,457	3,668,356	3,883
Construction & land development	4,297	17,924	22,221	1,213,948	1,236,169	0
Consumer:
Bankcard	415	157	572	8,511	9,083	158
Other consumer	12,327	1,603	13,930	1,169,470	1,183,400	1,286

Total	$83,708	$122,862	$206,570	$13,649,713	$13,856,283	$7,051

Age Analysis of Past Due Loans As of December 31, 2019
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$8,878	$11,209	$20,087	$1,181,565	$1,201,652	$544
Nonowner-occupied	6,318	16,129	22,447	3,943,513	3,965,960	471
Other commercial	5,238	51,541	56,779	2,228,258	2,285,037	668
Residential real estate	31,727	24,343	56,070	3,630,331	3,686,401	6,256
Construction & land development	2,219	16,043	18,262	1,389,943	1,408,205	0
Consumer:
Bankcard	445	218	663	9,411	10,074	218
Other consumer	10,991	1,607	12,598	1,143,621	1,156,219	1,337

Total	$65,816	$121,090	$186,906	$13,526,642	$13,713,548	$9,494

(1)	Other includes loans with a recorded investment of $96,004 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

	At March 31, 2020			At December 31, 2019	Interest Income Recognized
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	For The Three Months Ended March 31, 2020
Commercial Real Estate:
Owner-occupied	$20,327	$16,318	$957	$10,665	$0
Nonowner-occupied	15,657	5,815	592	15,658	0
Other Commercial	43,341	22,992	175	50,873	0
Residential Real Estate	18,246	13,326	3,883	18,087	0
Construction	17,924	17,924	0	16,043	0
Consumer:
Bankcard	0	0	158	0	0
Other consumer	316	316	1,286	270	0

T otal	$115,811	$76,691	$7,051	$111,596	$0

For the adoption of ASU
2016-13,
United elected the practical expedient to measure expected credit losses on collateral dependent loans based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans as of March 31, 2020:

	Collateral Dependent Loans
	At March 31, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,589	$84	$0	$18,195	$27,622	$47,490
Nonowner-occupied	11,542	0	3,013	9,461	12,619	36,635
Other commercial	5,569	42,928	0	0	2,250	50,747
Residential real estate	24,376	278	256	0	819	25,729
Construction & land development	10,193	0	21,145	0	740	32,078
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$53,269	$47,886	$24,414	$27,656	$44,529	$192,679

United categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt: current financial information, historical payment experience, credit documentation, underlying collateral (if any), public information and current economic trends, among other factors.
United uses the following definitions for risk ratings:
•	Pass

•	Special Mention

•	Substandard

•	Doubtful

For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000 or greater) and classified (substandard-rated and worse in the amount of $500 and greater) loans is completed once per quarter. Review of notes with committed exposure of $2,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.
Special mention loans, with a corporate credit exposure, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For loans with a consumer credit exposure, loans that are past due
30
-89 days are generally considered special mention.
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
nonaccrual
are considered substandard.
A loan with corporate credit exposure is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, there are not any loans with a consumer credit exposure that are classified as doubtful. Usually, they are charged-off
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$24,114	$107,630	$92,116	$160,376	$248,977	$457,412	$20,634	$0	$1,111,259
Special Mention	0	0	1,630	0	0	13,301	0	541	15,472
Substandard	0	0	0	1,937	4,411	48,403	1,013	147	55,911
Doubtful	0	0	0	0	0	352	0	0	352

Total	$24,114	$107,630	$93,746	$162,313	$253,388	$519,468	$21,647	$688	$1,182,994

Current-period charge-offs	0	0	0	0	0	(179)	0	0	(179)
Current-period recoveries	0	0	0	0	0	66	0	0	66

Current-period net charge-offs	$0	$0	$0	$0	$0	$(113)	$0	$0	$(113)

Commercial Real Estate – Nonowner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$175,412	$526,289	$504,087	$474,727	$454,319	$1,718,979	$119,023	$2,125	$3,974,961
Special Mention	0	354	0	593	7,873	30,104	0	195	39,119
Substandard	73	287	2,318	2,233	3,724	48,014	0	0	56,649
Doubtful	0	0	0	0	0	0	0	0	0

Total	$175,485	$526,930	$506,405	$477,553	$465,916	$1,797,097	$119,023	$2,320	$4,070,729

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	585	0	0	585

Current-period net charge-offs	$0	$0	$0	$0	$0	$585	$0	$0	$585

Other commercial								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$80,015	$426,277	$153,721	$115,704	$141,051	$315,257	$1,120,009	$3,155	$2,355,189
Special Mention	0	207	178	562	223	20,268	45,814	447	67,699
Substandard	0	883	238	473	12,359	51,763	16,324	398	82,438
Doubtful	0	0	0	0	0	226	0	0	226

Total	$80,015	$427,367	$154,137	$116,739	$153,633	$387,514	$1,182,147	$4,000	$2,505,552

Current-period charge-offs	0	0	(783)	0	(6)	(4,899)	0	0	(5,688)
Current-period recoveries	0	42	2	2	21	248	0	0	315

Current-period net charge-offs	$0	$42	$(781)	$2	$15	$(4,651)	$0	$0	$(5,373)

Residential Real Estate								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$139,674	$651,932	$844,180	$306,882	$285,593	$984,456	$410,625	$4,334	$3,627,676
Special Mention	0	0	0	950	2,364	6,255	316	0	9,885
Substandard	0	226	444	1,350	5,676	22,159	568	239	30,662
Doubtful	0	0	0	0	0	133	0	0	133

Total	$139,674	$652,158	$844,624	$309,182	$293,633	$1,013,003	$411,509	$4,573	$3,668,356

Current-period charge-offs	0	0	0	0	(1)	(366)	0	0	(367)
Current-period recoveries	0	0	0	100	0	42	0	0	142

Current-period net charge-offs	$0	$0	$0	$100	$(1)	$(324)	$0	$0	$(225)

Construction and Land Development								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$31,492	$427,055	$322,610	$152,800	$114,928	$48,210	$77,474	$145	$1,174,714
Special Mention	0	0	0	0	0	2,057	985	0	3,042
Substandard	0	1,010	980	0	0	32,001	24,422	0	58,413
Doubtful	0	0	0	0	0	0	0	0	0

Total	$31,492	$428,065	$323,590	$152,800	$114,982	$82,268	$102,881	$145	$1,236,169

Current-period charge-offs	0	0	0	0	0	(1,744)	0	0	(1,744)
Current-period recoveries	0	0	0	0	0	844	0	0	844

Current-period net charge-offs	$0	$0	$0	$0	$0	$(900)	$0	$0	$(900)

Bankcard								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,511	$0	$8,511
Special Mention	0	0	0	0	0	0	414	0	414
Substandard	0	0	0	0	0	0	158	0	158
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,083	$0	$9,083

Current-period charge-offs	0	0	0	0	0	0	(46)	0	(46)
Current-period recoveries	0	0	0	0	0	0	6	0	6

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(40)	$0	$(40)

Other Consumer								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$116,421	$532,691	$325,071	$120,377	$65,888	$18,452	$4,488	$0	$1,183,388
Special Mention	0	0	0	0	0	0	4	0	4
Substandard	0	0	0	0	0	0	8	0	8
Doubtful	0	0	0	0	0	0	0	0	0

Total	$116,421	$532,691	$325,071	$120,377	$65,888	$18,452	$4,500	$0	$1,183,400

Current-period charge-offs	0	(175)	(278)	(141)	(93)	(50)	0	0	(737)
Current-period recoveries	0	9	23	7	10	66	0	0	115

Current-period net charge-offs	$0	$(166)	$(255)	$(134)	$(83)	$16	$0	$0	$(622)

The following tables set forth United’s credit quality indicators information, by class of loans, as of December 31, 2019:
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
Consumer Credit Exposure

As of December 31, 2019
	Residential Real Estate	Bankcard	Other Consumer
Grade:
Pass	$3,645,654	$9,411	$1,143,608
Special mention	12,038	445	10,993
Substandard	28,572	218	1,618
Doubtful	137	0	0

Total	$3,686,401	$10,074	$1,156,219

At March 31, 2020 and December 31, 2019, other real estate
owned (OREO) included
in other assets in the Consolidated Balance Sheets was $15,849 and $15,515, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,164 and $890, respectively.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three months ended March 31, 2020 are presented in accordance with ASC 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.
The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $39,202 and $48,130 at March 31, 2020 and December 31, 2019, respectively, related to loans are included separately in “Accrued interest receivable” in the consolidated balance sheets. United also elected not to measure an allowance for loan losses for accrued interest receivables. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2020 and the accrued interest receivables written off by reversing interest income as of March 31, 2020:

	Accrued Interest Receivable	Accrued Interest Receivables Written Off by Reversing Interest Income
	At March 31, 2020	For the Three Months Ended March 31, 2020
Commercial Real Estate:
Owner-occupied	$2,899	$17
Nonowner-occupied	10,890	7
Other Commercial	6,027	12
Residential Real Estate	11,400	70
Construction	5,654	0
Consumer:
Bankcard	0	0
Other consumer	2,332	40

Total	$39,202	$146

United estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. A reversion to historical loss data occurs via a straight-line method during the year following the one-year
reasonable and supportable forecast period.
United pools its loans based on similar risk characteristics in estimating expected credit losses. United has identified the following portfolio segments and measures the allowance for credit losses using the following methods:
•	Method: Probability of Default/Loss Given Default
•	Commercial Real Estate Owner-Occupied
•	Commercial Real Estate Nonowner-Occupied
•	Commercial Other
•	Method: Cohort
•	Residential Real Estate
•	Construction & Land Development
•	Consumer
•	Bankcard
Risk characteristics of commercial real estate owner-occupied loans and commercial other loans are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Commercial real estate nonowner-occupied loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by United.
For past loans acquired through the completion of a transfer, including loans acquired in a business combination, that had evidence of deterioration of credit quality since origination (PCI) and accounted for under ASC Topic 310, an entity did not have to reassess whether any loans previously accounted for as PCI meet the definition of purchased credit deteriorated (PCD) loans upon adoption of ASC Topic 326. Any changes in the allowance for credit losses for these loans were accounted for as an adjustment to the loan’s amortized cost basis and not as a cumulative-effect adjustment to United’s beginning retained earnings.
Non-PCI
loans will now be classified as
non-PCD
loans with the

adoption of ASC Topic 326. In accordance with ASC Topic 326 guidance, United calculated a PCD rate adjustment for all PCD loans at adoption. Such adjustment created a deferred fee balance for any excess amount not deemed to be credit-related between the PCD recorded balance at the adoption date and the contractual principal and interest balances outstanding.
For allowance for credit losses under ASC Topic 326 calculation purposes, all acquired loans will be included in their relevant pool and subject to legacy loss rates for that applicable pool unless they meet the criteria for specific review.
For loans acquired after the adoption of ASC Topic 326, United will likely take several factors into consideration when determining if loans meet the definition of PCD. ASC Topic 326 lists some, but not all, factors for consideration in the bifurcation of PCD versus non-PCD
assets:
•	Financial assets that are delinquent as of the acquisition date
•	Financial assets that have been downgraded since origination
•	Financial assets that have been placed on nonaccrual status
•	Financial assets for which, after origination, credit spreads have widened beyond the threshold specified in its policy
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. United estimates expected credit losses over the contractual period in which United is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by United. The reserve for lending-related commitments on off-balance
sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. The reserve for lending-related commitments of $7,742 and $1,733 at March 31, 2020 and December 31, 2019, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
For the three months ended March 31, 2020 the allowance for credit losses increased significantly from the year ended December 31, 2019 primarily due to the adoption of the current expected credit loss (CECL) model under ASC 326 on January 1, 2020 and the macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan losses at March 31, 2020.
The first quarter of 2020 qualitative adjustments include analyses of the following:
•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans; and concentrations.
•
Current conditions
– United considered the impact of
COVID-19
(negative) as well as the CARES Act (positive) when making determinations related to factor adjustments, such as collateral values and past due loans, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. Assumptions for the economic variables were the following:

•	10- 15% decline in GDP in the second quarter of 2020 followed by a recovery in the third quarter of 2020 with GDP stabilizing in 2021.
•	10- 15% unemployment rate in the second quarter of 2020 with sharp recovery as businesses begin to reopen and again stabilizing in 2021.

•	Forecasts account for United’s best estimate of economic impact from government stimulus.
•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:
Allowance for Loan Losses and Carrying Amount of Loans
For the Three Months Ended March 31, 2020

	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Charge-offs	(179)	0	(5,688)	(367)	(1,744)	(46)	(737)	0	(8,761)
Recoveries	66	585	315	142	844	6	115	0	2,073
Provision	2,474	(684)	15,766	8,581	(523)	164	1,334	0	27,112

Ending balance	$19,495	$17,569	$53,827	$30,624	$18,792	$226	$14,390	$0	$154,923

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2019
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,905)	(1,093)	(12,975)	(2,967)	(1,303)	(2,867)	0	(29,110)
Recoveries	3,733	80	2,599	858	175	706	0	8,151
Provision	4,663	2,618	16,360	(1,342)	(3,511)	2,473	52	21,313

Ending balance	$5,554	$8,524	$47,325	$8,997	$3,353	$3,007	$297	$77,057

Ending Balance: individually evaluated for impairment	$973	$2,979	$11,931	$354	$262	$0	$0	$16,499
Ending Balance: collectively evaluated for impairment	$4,581	$5,545	$35,394	$8,643	$3,091	$3,007	$297	$60,558
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,201,652	$3,965,960	$2,285,037	$3,686,401	$1,408,205	$1,166,293	$0	$13,713,548

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2019
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction	Consumer	Allowance for	Total
	Owner- occupied	Nonowner- occupied			& Land Development		Estimated Imprecision
Ending Balance: individually evaluated for impairment	$16,703	$27,121	$54,108	$11,526	$14,047	$0	$0	$123,505
Ending Balance: collectively evaluated for impairment	$1,160,556	$3,925,249	$2,194,432	$3,665,140	$1,382,369	$1,166,293	$0	$13,494,039
Ending Balance: loans acquired with deteriorated credit quality	$24,393	$13,590	$36,497	$9,735	$11,789	$0	$0	$96,004
7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(71,085)	$0	$0	$98,359	$(71,085)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

	December 31, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(69,508)	$0	$0	$98,359	$(69,508)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

United incurred amortization expense of $1,577 and $1,754 for the quarters ended March 31, 2020 and 2019, respectively.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2019:

Year	Amount
2020	$6,309
2021	5,369
2022	4,582
2023	4,322
2024 and thereafter	8,269
8. LEASES
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2020	March 31, 2019
Operating lease cost	Net occupancy expense	$5,066	$4,821
Sublease income	Net occupancy expense	(205)	(276)

Net lease cost		$4,861	$4,545

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$57,280	$57,783
Operating lease liabilities	Operating lease liabilities	$60,887	$61,342

Other information related to leases was as follows:

March 31, 2020
Weighted-average remaining lease term:
Operating leases	5.1 years
Weighted-average discount rate:
Operating leases	3.13%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,017	$4,718
ROU assets obtained in the exchange for lease liabilties	3,783	202
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2019, consists of the following as of March 31, 2020 and December 31, 2019:

	Amount
Year	As of March 31, 2020	As of December 31, 2019
2020	$13,359	$17,725
2021	15,596	15,180
2022	11,892	11,522
2023	9,130	8,751
2024	5,516	5,127
Thereafter	10,476	8,190

Total lease payments	65,969	66,495
Less: imputed interest	(5,082)	(5,153)

Total	$60,887	$61,342

9. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2020, United did not have any federal funds purchased while total securities sold under agreements to repurchase (REPOs) were $124,561. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2020, United had no outstanding balance under this line of credit.
10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2020, United had an unused borrowing amount of approximately $3,117,489 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2020, $2,326,282 of FHLB advances with a weighted-average interest rate of 1.48% are scheduled to mature within the next six years. Overnight funds of $475,000 were included in the $2,326,282 above at March 31, 2020.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2020	$1,466,797
2021	827,543
2022	20,898
2023	0
2024 and thereafter	11,044

Total	$2,326,282

At March 31, 2020, United had a total of fourteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2020 and December 31, 2019, the outstanding balance of the Debentures was $236,479 and $236,164, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
11. COMMITMENTS AND CONTINGENT LIABILITIES
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $4,297,661 and $3,610,777 of loan commitments outstanding as of March 31, 2020 and December 31, 2019, respectively, approximately half of which contractually expire within one year. Included in the March 31, 2020 amount are commitments to extend credit of $496,911 related to George Mason’s mortgage loan funding commitments and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2020 and December 31, 2019, United had $5,092 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $142,203 and $145,105 as of March 31, 2020 and December 31, 2019, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
George Mason provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. George Mason has a reserve of $790 as of March 31, 2020.
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

12. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March
31
,
2020
and December
31
,
2019
.

	Asset Derivatives
	March 31, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$0	$0	Other assets	$0	$0

Total derivatives designated as hedging instruments		$0	$0		$0	$0

Derivatives not designated as hedging instruments
Interest rate swap contracts	Other assets	$0	$0	Other assets	$0	$0
Forward loan sales commitments	Other assets	37,443	760	Other assets	27,260	9
Interest rate lock commitments	Other assets	663,127	18,331	Other assets	117,252	4,518

Total derivatives not designated as hedging instruments		$700,570	$19,091		$144,512	$4,527

Total asset derivatives		$700,570	$19,091		$144,512	$4,527

	Liability Derivatives
	March 31, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$81,148	$8,148	Other liabilities	$82,243	$2,394

Total derivatives designated as hedging instruments		$81,148	$8,148		$82,243	$2,394

	Liability Derivatives
	March 31, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate swap contracts	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	862,000	19,647	Other liabilities	274,000	671
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$862,000	$19,647		$274,000	$671

Total liability derivatives		$943,148	$27,795		$356,243	$3,065

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2020 and December 31, 2019.

		March 31, 2020
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$80,313	$(8,148)	$0

		December 31, 2019
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$81,397	$(2,394)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and 2019 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2020	March 31, 2019
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(443)	$(30)

Total derivatives in hedging relationships		$(443)	$(30)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$760	$380
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(18,975)	488
Interest rate lock commitments	Income from Mortgage Banking Activities	13,696	2,138

Total derivatives not designated as hedging instruments		$(4,519)	$3,006

Total derivatives		$(4,962)	$2,976

13. FAIR VALUE MEASUREMENTS
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

Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2020, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2020. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale
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
value
option which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level 3 category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.81% with a weighted average increase of 0.34%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, George Mason enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, George Mason enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level
1
category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated
derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level
2
category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. These valuations fall into the Level
3
category. The unobservable input is the Company’s historical sales prices. The range of historical sales prices increased the investor’s indicated pricing by a range of

0.11
% to
0.81
% with a weighted average increase of
0.34
%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2020 Using
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$54,013	$0	$54,013	$0
State and political subdivisions	317,805	0	317,805	0
Residential mortgage-backed securities
Agency	813,599	0	813,599	0
Non-agency	0	0	0	0
Commercial mortgage-backed securities
Agency	615,095	0	615,095	0
Asset-backed securities	261,936	0	261,936	0
Trust preferred collateralized debt obligations	4,184	0	0	4,184
Single issue trust preferred securities	15,684	0	15,684	0
Other corporate securities	335,205	6,543	328,662	0

Total available for sale securities	2,417,521	6,543	2,406,794	4,184
Equity securities:
Financial services industry	103	103	0	0
Equity mutual funds (1)	4,074	4,074	0	0

Other equity securities	4,836	4,836	0	0

Total equity securities	9,013	9,013	0	0
Loans held for sale	495,932	0	0	495,932
Derivative financial assets:
Interest rate swap contracts	0	0	0	0
Forward sales commitments	760	0	760	0
Interest rate lock commitments	18,331	0	0	18,331

Total derivative financial assets	19,091	0	760	18,331
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	8,148	0	8,148	0
TBA mortgage-backed securities	19,647	0	19,647	0

Total derivative financial liabilities	27,795	0	27,795	0
(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

Description		Fair Value at December 31, 2019 Using
	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,676	$0	$58,676	$0
State and political subdivisions	272,362	0	272,362	0
Residential mortgage-backed securities

		Fair Value at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency	836,534	0	836,534	0
Non-agency	3,833	0	3,833	0
Commercial mortgage-backed securities
Agency	614,973	0	614,973	0
Asset-backed securities	276,139	0	276,139	0
Trust preferred collateralized debt obligations	4,703	0	0	4,703
Single issue trust preferred securities	16,774	0	16,774	0
Other corporate securities	353,302	6,586	346,716	0

Total available for sale securities	2,437,296	6,586	2,426,007	4,703
Equity securities:
Financial services industry	154	154	0	0
Equity mutual funds (1)	3,971	3,971	0	0
Other equity securities	4,769	4,769	0	0

Total equity securities	8,894	8,894	0	0
Loans held for sale	384,375	0	0	384,375
Derivative financial assets:
Interest rate swap contracts	9	0	9	0

Forward sales commitments	4,518	0	0	4,518
Interest rate lock commitments	0	0	0	0

Total derivative financial assets	4,527	0	9	4,518
Liabilities
Derivative financial liabilities:	2,394	0	2,394	0
TBA mortgage-backed securities	671	0	671	0

Total derivative financial liabilities	3,065	0	3,065	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2020 and the year ended December 31, 2019.
The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2020	December 31, 2019
Balance, beginning of period	$4,703	$5,917
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	(155)
Included in other comprehensive income	(519)	(1,059)
Purchases, issuances, and settlements	0	0
Sales	0	0

	Available for sale Securities
	Trust preferred collateralized debt obligations
	March 31, 2020	December 31, 2019
Transfers in and/or out of Level 3	0	0

Balance, end of period	$4,184	$4,703

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	March 31, 2020	December 31, 2019
Balance, beginning of period	$384,375	$247,104
Originations	904,949	2,941,722
Sales	(814,543)	(2,888,257)
Total gains or losses during the period recognized in earnings	21,151	83,806
Transfers in and/or out of Level 3	0	0

Balance, end of period	$495,932	$384,375

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2020	December 31, 2019
Balance, beginning of period	$4,518	$4,103
Transfers other	13,813	415

Balance, end of period	$18,331	$4,518

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

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

The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Assets
Loans held for sale
Income from mortgage banking activities	$1,625	$(617)

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2020			December 31, 2019
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Assets
Loans held for sale	$485,206	$495,932	$10,726	$375,274	$384,375	$9,101

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended March 31, 2020. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
Individually assessed loans
: In the determination of the allowance for loan losses, loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Fair value is measured using a market approach based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an appraisal conducted by an independent, licensed appraiser outside of the Company using comparable property sales (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). For individually assessed loans, a specific reserve is established through the allowance for loan losses, if necessary, by estimating the fair value of the underlying collateral on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19 and the performance of the Company’s stock, United performed a qualitative assessment to determine if any indicators of impairment would imply that it was more likely than not that goodwill was impaired as of March 31, 2020. After assessing several impairment indicators, United determined that it was not more-
likely-than-not
that goodwill was impaired as of March 31, 2020. In subsequent periods,
COVID-19
could cause a further and sustained decline in our stock price and other impairment indicators which would cause us to perform a goodwill impairment test and could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first three months of 2020 and 2019.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2020
Description	Balance as of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$7,582	$0	$7,582	$0	$(2)
Individually assessed loans	62,315	0	59,005	3,310	349
OREO	15,849	0	15,849	0	(180)

		Carrying value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$3,139	$0	$3,139	$0	$(4)
Impaired Loans	68,213	0	55,792	12,421	1,831
OREO	15,515	0	15,495	20	(785)

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
Loans
: The fair values of certain mortgage loans (e.g.,
one-to-four
family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar creditworthiness, which include adjustments for liquidity concerns. For acquired impaired loans, fair value is assumed to equal United’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Credit Losses recorded for these loans.
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

Summary of
Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Cash and cash equivalents	$1,336,833	$1,336,833	$0	$1,336,833	$0
Securities available for sale	2,417,521	2,417,521	6,543	2,406,794	4,184
Securities held to maturity	1,226	1,223	0	203	1,020
Equity securities	9,013	9,013	9,013	0	0
Other securities	245,655	233,372	0	0	233,372
Loans held for sale	503,514	503,514	0	7,582	495,932
Net loans	13,700,635	13,373,811	0	0	13,373,811
Derivative financial assets	19,091	19,091	0	760	18,331
Deposits	14,014,168	14,016,870	0	14,016,870	0
Short-term borrowings	599,561	599,561	0	599,561	0
Long-term borrowings	2,087,761	2,080,022	0	2,080,022	0
Derivative financial liabilities	27,795	27,795	0	27,795	0
December 31, 2019
Cash and cash equivalents	$837,493	$837,493	$0	$837,493	$0
Securities available for sale	2,437,296	2,437,296	6,586	2,426,007	4,703
Securities held to maturity	1,446	1,447	0	427	1,020
Equity securities	8,894	8,894	8,894	0	0
Other securities	222,161	211,053	0	0	211,053
Loans held for sale	387,514	387,514	0	3,139	384,375
Net loans	13,635,072	13,185,955	0	0	13,185,955
Derivative financial assets	4,527	4,527	0	9	4,518
Deposits	13,852,421	13,843,077	0	13,843,077	0
Short-term borrowings	374,654	374,654	0	374,654	0
Long-term borrowings	1,838,029	1,820,297	0	1,820,297	0
Derivative financial liabilities	3,065	3,065	0	3,065	0

14. STOCK BASED COMPENSATION
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
Compensation expense of $1,253 and $1,113 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2020 and 2019, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2020, and the changes during the first three months of 2020 are presented below:

	Three Months Ended March 31, 2020
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2020	1,715,316			$34.49
Granted	183,551			32.51
Exercised	(14,694)			20.31
Forfeited or expired	(6,088)			27.31

Outstanding at March 31, 2020	1,878,085	$174,324	5.8	$34.43

Exercisable at March 31, 2020	1,332,280	$174,324	4.6	$33.37

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	589,737	$7.62
Granted	183,551	5.65
Vested	(225,132)	7.68
Forfeited or expired	(2,351)	7.32

Nonvested at March 31, 2020	545,805	$6.94

During the three months ended March 31, 2020 and 2019, 14,694 and 33,816 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2020 and 2019 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2020 and 2019 was $248 and $554 respectivel
y.

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
The following summarizes the changes to United’s restricted common shares for the period ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	247,896	$39.20
Granted	175,495	32.51
Vested	(88,545)	39.32
Forfeited	(946)	36.58

Outstanding at March 31, 2020	333,900	$35.66

15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2020 a
n
d 2019.
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
Included in accumulated other comprehensive income at December 31, 2019 are unrecognized actuarial losses of $60,894 ($46,706 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2020 is $5,802 ($4,450 net of tax).
Net periodic pension cost for the three months ended March 31, 2020 and 2019 included the following components:

	Three Months Ended March 31
	2020	2019
Service cost	$715	$555
Interest cost	1,287	1,442
Expected return on plan assets	(2,629)	(2,330)
Amortization of transition asset	0	0
Recognized net actuarial loss	1,442	1,171

	Three Months Ended March 31
	2020	2019
Amortization of prior service cost	0	0
Net periodic pension (benefit) cost	$815	$838
Weighted-Average Assumptions:
Discount Rate	3.42%	4.52%
Expected return on assets	6.75%	7.00%
Rate of Compensation Increase (prior to age 40)	5.00%	n/a
Rate of Compensation Increase (ages 40-54)	4.00%	n/a
Rate of Compensation Increase (prior to age 45)	n/a	3.50%
Rate of Compensation Increase	3.50%	3.00%

16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2020 and 2019, the total amount of accrued interest related to uncertain tax positions was $693 and $700, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016, 2017 and 2018 and certain State Taxing authorities for the years ended December 31, 2016 through 2018.
United’s effective tax rate was 19.75% for the first quarter of 2020 and 21.40% for the first quarter of 2019.
17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31
	2020	2019
Net Income	$40,183	$63,642
Available for sale (“AFS”) securities:
Change in net unrealized gain on AFS securities arising during the period	23,103	22,238
Related income tax effect	(5,383)	(5,182)
Net reclassification adjustment for losses (gains) included in net income	(175)	(348)
Related income tax (benefit) expense	41	81

	17,586	16,789

Net effect of AFS securities on other comprehensive income	17,586	16,789
Pension plan:
Recognized net actuarial loss	1,442	1,171
Related income tax benefit	(330)	(261)

Net effect of change in pension plan asset on other comprehensive income	1,112	910

Total change in other comprehensive income	18,698	17,699

Total Comprehensive Income	$58,881	$81,341

The components of accumulated other comprehensive income for the three months ended March 31, 2020 are as follows:
Changes in Accumulated Other Comprehensive Income (AOCI) by Component
(a)
For the Three Months Ended March 31, 2020

	Unrealized Gains/Losses on AFS Securities	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$7,956	$(42,825)	$(34,869)
Other comprehensive income before reclassification	17,720	0	17,720
Amounts reclassified from accumulated other comprehensive income	(134)	1,112	978

Net current-period other comprehensive income, net of tax	17,586	1,112	18,698

Balance at March 31, 2020	$25,542	$(41,713)	$(16,171)

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2020

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses (gains) included in net income	$(175)	Net investment securities (losses) gains

	(175)	Total before tax
Related income tax effect	41	Tax expense

	(134)	Net of tax
Pension plan:
Recognized net actuarial loss	1,442 (a)

	1,442	Total before tax
Related income tax effect	(330)	Tax expense

	1,112	Net of tax

Total reclassifications for the period	$978

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 15, Employee Benefit Plans)

18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2020	2019
Distributed earnings allocated to common stock	$35,487	$34,672
Undistributed earnings allocated to common stock	4,578	28,830

Net earnings allocated to common shareholders	$40,065	$63,502

Average common shares outstanding	101,295,073	101,894,786
Common stock equivalents	104,108	267,918

Average diluted shares outstanding	101,399,181	102,162,704

Earnings per basic common share	$0.40	$0.62
Earnings per diluted common share	$0.40	$0.62

19. VARIABLE INTEREST ENTITIES
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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2020			As of December 31, 2019
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$257,793	$248,477	$9,316	$257,941	$248,680	$9,261
(1)	Represents investment in VIEs.
20. SEGMENT INFORMATION
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2020 and 2019 is as follows:

	At and For the Three Months Ended March 31, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$140,420	$949	$(2,689)	$2,838	$141,518
Provision for loans losses	27,119	0	0	0	27,119
Other income	19,567	21,190	9	(3,960)	36,806
Other expense	80,464	20,757	1,034	(1,122)	101,133
Income taxes	10,350	273	(734)	0	9,889

Net income (loss)	$42,054	$1,109	$(2,980)	$0	$40,183

Total assets (liabilities)	$20,159,252	$610,768	$18,174	$(417,541)	$20,370,653
Average assets (liabilities)	19,503,515	366,379	6,189	(276,830)	19,599,253

	At and For the Three Months Ended March 31, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$145,890	$55	$(3,323)	$1,546	$144,168
Provision for loans losses	4,996	0	0	0	4,996
Other income	17,653	16,106	201	(2,737)	31,223
Other expense	75,994	14,842	(220)	(1,191)	89,425
Income taxes	17,666	282	(620)	0	17,328

Net income (loss)	$64,887	$1,037	$(2,282)	$0	$63,642

Total assets (liabilities)	$19,561,745	$316,106	$6,170	$(238,888)	$19,645,133
Average assets (liabilities)	19,200,980	265,151	(1,848)	(214,663)	19,249,620
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect, such as statements about the potential impacts of the
COVID-19
pandemic. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” United undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.
CORONAVIRUS
(COVID-19)
PANDEMIC
As of December 31, 2019, there were reported cases of a “pneumonia of unknown cause” that were limited to one region of the world. By January 7, 2020, the exact strain, a new type of coronavirus, was identified, and initially named 2019-nCoV. On January 21, 2020 the first case of the new cornonavirus was reported in the U.S. On January 30, 2020, the World Health Organization (WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February of 2020, the WHO officially began calling the disease
COVID-19.
On March 11, 2020, the WHO characterized the
COVID-19
outbreak as a pandemic. In the U.S., President Trump declared the
COVID-19
pandemic a national emergency on March 13, 2020.
The
COVID-19
pandemic has had a severe disruptive impact on the U.S. and global economy with businesses closing in response to the pandemic. The economic disruption caused by the virus outbreak has caused downturns and increased uncertainty and volatility in financial markets. Individual state governmental responses to the pandemic have included orders closing
“non-essential”
businesses temporarily and directing individuals to restrict their movements, observe social distancing and “shelter-
in-place.”
These actions, together with responses to the pandemic by businesses and individuals, have resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices, disrupted global supply chains, changes in consumer behavior because of the potential exposure to the virus, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
On March 29, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which authorized approximately $2 trillion in relief to businesses and workers that have been affected by events related to COVID-19. The CARES Act includes the Paycheck Protection Program (PPP), a nearly $350 billion program designed to aid small- and medium-sized
businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The CARES Act marked the third federal legislative response to the ongoing coronavirus outbreak, following the enactment on March 6, 2020 of supplemental appropriations in the “Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020” and the enactment on March 18, 2020 of provisions relating to, among other things, paid sick leave and
COVID-19
testing in the “Families First Coronavirus Response Act.”
On April 16, 2020, the Small Business Administration (SBA) announced that all available funds under the PPP had been exhausted and applications were no longer being accepted. In response, President Trump signed into law the “Paycheck Protection Program and Health Care Enhancement Act” on April 24, 2020. This legislation provides additional fiscal year (FY) 2020 emergency supplemental funding to increase by $310 billion, the amount authorized and appropriated for commitments for the PPP authorized under section 7(a) of the Small Business Act, economic injury disaster loans and emergency grants under the CARES Act, to fund hospital and provider recovery and testing, and for other purposes. The SBA resumed accepting PPP loan applications on April 27, 2020 from approved lenders on behalf of any eligible borrower.
As of
mid-April,
United had processed over 3,000 loans totaling over $900 million under the PPP prior to all of the available “first round” funds for the program being exhausted. The SBA resumed accepting PPP loan applications on April 27, 2020 for the “second round” of funds from approved lenders on behalf of any eligible borrower. United has started processing loans under this “second round” of government funding.
Impact on our Operations
. In the states where United operates, many jurisdictions have declared health emergencies. The resulting closures of non-essential
businesses and related economic disruption has impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of
COVID-19,
and in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees, United has implemented the following policies:
•	Restricted all non-essential travel and large external gatherings and have instituted a mandatory quarantine period for anyone that has traveled to an impacted area.

•	Temporarily closed all of our financial center lobbies and other corporate facilities to non-employees,
except for certain limited cases by appointment only. United continues to serve our consumer and business customers through our drive-through facilities, ATMs, internet banking, mobile app and telephone customer service capabilities.

•	Expanded remote-access availability so that our work-force has the capability to work from home or other remote locations. All activities are performed in accordance with our compliance and information security policies designed to ensure customer data and other information is properly safeguarded.

•	Instituted mandatory social distancing policies for those employees not working remotely. Members of certain operations teams have been split into separate buildings or locations to create redundancy for key functions across the organization.

United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations
. Significant uncertainties as to future economic conditions exist. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. For the first quarter of 2020, the economic pressures, existing and forecasted, as of end of the quarter, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the quarter. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives towards the end of the first quarter of 2020.
In addition, the economic pressures and uncertainties arising from the
COVID-19
pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services United offers. Consumers affected by
COVID-19
may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, United lends to customers operating in such industries including energy, restaurants, hotels/lodging, aviation, entertainment, retail and commercial real estate, among others, that have been significantly impacted by
COVID-19
and we are continuing to monitor these customers closely. In response to the
COVID-19
pandemic, United has taken deliberate actions to increase
on-balance
sheet liquidity and increase capital ratio levels. In keeping with guidance from regulators, United is also actively working with
COVID-19
affected customers to waive fees from a variety of sources (overdraft fees, ATM fees, account maintenance fees, etc.) as well as affected borrowers to defer their payments, interest, and fees. These measures are thought, at this time, to be temporary in conjunction with the length of the expected
COVID-19
pandemic related economic crisis. The Company continues to monitor the impact of the
COVID-19
pandemic closely, as well as any effects that may result from the CARES Act and any subsequent legislation; however, the extent to which the
COVID-19
pandemic will impact United’s operations and financial results during the remainder of 2020 is highly uncertain.
ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
The Company has adopted Accounting Standards Update (ASU)
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020, as required by the Financial Accounting Standards Board (FASB). ASU No.
 2016-13
was adopted by United using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57.44 million and a decrease to retained earnings of $44.33 million, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of ASU No.
 2016-13
on regulatory capital, followed by a three-year transition period. The adoption of ASU No.
 2016-13
had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios.
ASU
2016-13
requires entities to report “expected” credit losses on financial instruments measured at amortized cost and other commitments to extend credit rather than the prior “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Based on poor economic conditions at March 31, 2020, management recorded $27.12 million in provision for credit losses related to United’s loan portfolio, which will be discussed under the caption of “Provision for Credit Losses” in this Management’s Discussion and Analysis of Financial Condition and results of Operations.”

ACQUISITION
On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (Carolina Financial). Carolina Financial was merged with and into United pursuant to the terms of the Agreement and Plan of Merger, dated November 17, 2019, by and between United and Carolina Financial (the Merger Agreement). The merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial were not reflected in United’s results of operations for the first quarter of 2020, but will be included in the consolidated results of operations from the acquisition date.
Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation.
The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. As of March 31, 2020, Carolina Financial had $4.80 billion in assets with banking locations in North Carolina and South Carolina. CresCom Bank owns and operates Crescent Mortgage Company, which is based in Atlanta. Crescent Mortgage Company is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers.
TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (LIBOR)
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

INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2020, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the calculation of the income tax provision to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
Allowance for Loan Losses
The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At March 31, 2020, the allowance for loan losses was $154.92 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $15.5 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the first quarter of 2020 net income by approximately $12.2 million, after-tax
or $0.12 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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

United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 16, Notes to Consolidated Financial Statements for information regarding United’s ASC Topic 740 disclosures.
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
At March 31, 2020, approximately 14.86% of total assets, or $3.03 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 82.77% or $2.51 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 17.23% or $521.76 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At March 31, 2020, only $27.80 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 13 for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL CONDITION
United’s total assets as of March 31, 2020 were $20.37 billion, which was an increase of $708.33 million or 3.60% from December 31, 2019. The increase was mainly due to an increase of $499.34 million or 59.62% in cash and cash equivalents, an increase of $143.43 million or 1.05% in portfolio loans, an increase of $116.00 million or 29.93% in loans held for sale, and a $33.80 million increase in other assets. Investment securities remained flat, increasing $3.62 million or less than 1%. Total liabilities increased $728.46 million or 4.47% from year-end
2019. Borrowings increased $474.64 million or 21.45%, deposits increased $161.75 million or 1.17%, and accrued expenses and other liabilities increased $86.52 million or 50.80%. Shareholders’ equity decreased $20.13 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2020 increased $499.34 million or 59.62% from year-end
2019. In particular, interest-bearing deposits with other banks increased $436.34 million or 66.98% as United placed more cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $63.00 million or 34.01% due to an increase of $73.80 million in cash. Federal funds sold increased $3 thousand or less than 1%. During the first three months of 2020, net cash of $21.48 million and $600.22 million were provided by operating and financing activities, respectively, while net cash of $122.36 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2020 and 2019.
Securities
Total investment securities at March 31, 2020 were flat from year-end
2019, increasing $3.62 million or less than 1%. Securities available for sale were flat, decreasing $19.78 million or less than 1%. This change in securities available for sale reflects $132.75 million in sales, maturities and calls of securities, $91.12 million in purchases, and an increase of $22.93 million in market value. The majority of the purchase activity was related to U.S. Treasury securities and obligations of U.S. Government corporations and agencies. Securities held to maturity declined $220 thousand or 15.21% from year-end
2019. Equity securities were $9.01 million at March 31, 2020, an increase of $119 thousand or 1.34% due mainly to a change in value. Other investment securities increased $23.49 million or 10.58% from year-end
2019 due mainly to purchases of Federal Home Loan Bank (FHLB) stock and investment tax credits.
The following table summarizes the changes in the available for sale securities since year-end
2019:

(Dollars in thousands)	March 31 2020	December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$54,013	$58,676	$(4,663)	(7.95%)
State and political subdivisions	317,805	272,362	45,443	16.68%
Mortgage-backed securities	1,428,694	1,455,340	(26,646)	(1.83%)
Asset-backed securities	261,936	276,139	(14,203)	(5.14%)
Trust preferred collateralized debt obligations	4,184	4,703	(519)	(11.04%)
Single issue trust preferred securities	15,684	16,774	(1,090)	(6.50%)
Corporate securities	335,205	353,302	(18,097)	(5.12%)

Total available for sale securities, at fair value	$2,417,521	$2,437,296	$(19,775)	(0.81%)

The following table summarizes the changes in the held to maturity securities since year-end
2019:

(Dollars in thousands)	March 31 2020		December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0		$0	$0	0.00%
State and political subdivisions	1,206	(1)	1,426	(220)	(15.43%)
Mortgage-backed securities	0		0	0	0.00%
Single issue trust preferred securities	0		0	0	0.00%
Other corporate securities	20		20	0	0.00%

Total held to maturity securities, at amortized cost	$1,226		$1,446	$(220)	(15.21%)

Note
: (1) net of allowance for credit losses of $10 thousand.
At March 31, 2020, gross unrealized losses on available for sale securities were $34.71 million. Securities with the most significant gross unrealized losses at March 31, 2020 consisted primarily of asset-backed securities, corporate securities, and single issue trust preferred securities. The asset-backed securities are backed by Federal Family

Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The corporate securities mainly consist of debt issuances of corporations representing a variety of industries, including financial institutions. The single issue trust preferred securities relate to securities of financial institutions.
As of March 31, 2020, United’s mortgage-backed securities had an amortized cost of $1.37 billion, with an estimated fair value of $1.43 billion. The portfolio consisted primarily of $781.62 million in agency residential mortgage-backed securities with a fair value of $813.60 million and $589.29 million in commercial agency mortgage-backed securities with an estimated fair value of $615.10 million.
As of March 31, 2020, United’s corporate securities had an amortized cost of $647.31 million, with an estimated fair value of $617.01 million. The portfolio consisted of $6.05 million in Trup Cdos with a fair value of $4.18 million and $18.20 million in single issue trust preferred securities with an estimated fair value of $15.68 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $283.50 million and a fair value of $261.94 million and other corporate securities, with an amortized cost of $339.56 million and a fair value of $335.21 million.
The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. United’s Trup Cdos had a fair value of $4.18 million as of March 31, 2020. As of March 31, 2020, all of the Trup Cdos were rated below investment grade. United’s single issue trust preferred securities had a fair value of $15.68 million as of March 31, 2020. Of the $15.68 million, $10.18 million or 64.91% were investment grade; $0.76 million or 4.87% were split rated; and $4.74 million or 30.22% were unrated. The two largest exposures accounted for 70.39% of the $15.68 million. These included Truist Bank at $6.30 million and Emigrant Bank at $4.74 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
The following is a summary of available for sale single-issue trust preferred securities as of March 31, 2020:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/(Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,737	$4,740	$997
Truist Bank	Baa1	NR	BBB	4,962	4,250	712
M&T Bank	NR	BBB-	BBB-	3,046	3,212	(166)
Truist Bank	NR	BBB-	BBB	2,481	2,050	431
HSBC	Baa2	BBB+	NR	1,000	668	332
Royal Bank of Scotland	Baa3	BB+	BBB	977	764	213

				$18,203	$15,684	$2,519

During the first quarter of 2020, United did not recognize any impairment on investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2020 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale
Loans held for sale increased $116.00 million or 29.93% from year-end
2019. Loan originations in the secondary market exceeded sales during the first three months of 2020. Loan originations for the first three months of 2020 were $733.61 million while loans sales were $617.61 million. Loans held for sale were $503.51 million at March 31, 2020 as compared to $387.51 million at year-end
2019.
Portfolio Loans
Loans, net of unearned income, increased $143.43 million or 1.05%. Since year-end
2019, commercial, financial and agricultural loans increased $306.63 million or 4.11% as commercial loans (not secured by real estate) increased $220.52 million or 9.65% while commercial real estate loans increased $86.11 million or 1.67%. Consumer loans increased $26.19 million or 2.25% due to an increase in indirect automobile financing. Partially offsetting these increases in loans, net of unearned income, was a $172.04 million or 12.22% decrease in construction and land development loans while residential real estate loans remained flat from prior year, decreasing $18.05 million or less than 1%.
The following table summarizes the changes in the major loan classes since year-end
2019:

(Dollars in thousands)	March 31 2020	December 31 2019	$ Change	% Change
Loans held for sale	$503,514	$387,514	$116,000	29.93%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,182,994	$1,201,652	$(18,658)	(1.55%)
Nonowner-occupied commercial real estate	4,070,729	3,965,960	104,769	2.64%
Other commercial loans	2,505,552	2,285,037	220,515	9.65%

Total commercial, financial, and agricultural	$7,759,275	$7,452,649	$306,626	4.11%
Residential real estate	3,668,356	3,686,401	(18,045)	(0.49%)
Construction & land development	1,236,169	1,408,205	(172,036)	(12.22%)
Consumer:
Bankcard	9,083	10,074	(991)	(9.84%)
Other consumer	1,183,400	1,156,219	27,181	2.35%

Total gross loans	$13,856,283	$13,713,548	$142,735	1.04%
Less: Unearned income	(725)	(1,419)	694	48.91%

Total Loans, net of unearned income	$13,855,558	$13,712,129	$143,429	1.05%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $33.80 million or 7.65% from
year-end
2019, mainly due to a $16.16 million increase in accounts receivables and a $7.39 million increase in deferred tax assets due to timing differences. In addition, derivative assets increased $13.81 million. Partially offsetting these increases were decreases of $2.06 million in income tax receivable and $1.58 million in core deposit intangibles.
Deposits
Deposits represent United’s primary source of funding. Total deposits at March 31, 2020 increased $161.75 million or 1.17%. In terms of composition, noninterest-bearing deposits increased $216.18 million or 4.68% while interest-bearing deposits decreased $54.43 million or less than 1% from December 31, 2019.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (MMDA) account balances. The $216.18 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $107.95 million or 4.50% and personal noninterest-bearing deposits of $42.71 million or 5.74%. In addition, sweep activity to noninterest bearing MMDAs increased $88.30 million or 7.12%.
Interest-bearing deposits consist of interest-bearing checking (NOW), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs decreased $122.67 million or 2.17% while NOW accounts increased $19.61 million or 5.27% since year-end
2019. In particular, interest-bearing MMDAs decreased $122.67 million as commercial MMDAs decreased $110.02 million, brokered MMDAs decreased $3.25 million, and personal MMDAs decreased $75.16 million. Partially offsetting these decreases in interest-bearing MMDAs is an increase of $65.76 million in public MMDAs. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $48.66 million or 2.67% mainly due to an $88.32 million increase in public funds NOW accounts. Partially offsetting this increase was a decrease of $32.19 million in commercial NOW accounts and a decrease of $7.48 million in personal NOW accounts.
Regular savings increased $8.83 million or 1.00% from
year-end
2019 mainly due to an $11.32 million increase in personal savings accounts while commercial savings accounts decreased $2.08 million.
Time deposits under $100,000 remained flat, decreasing $4.34 million or less than 1% from year-end
2019. This decrease in time deposits under $100,000 was the result of a $3.90 million decrease in Certificate of Deposit Account Registry Service (CDARS) balances and a $2.04 million decrease in fixed CDs under $100,000.
Since
year-end
2019, time deposits over $100,000 increased $44.15 million or 2.76% as fixed rate CDs increased $46.66 million and public funds CDs over $100,000 increased $50.01 million. These increases in time deposits over $100,000 were partly offset by a $47.54 million decrease in CDARS and a $4.99 million decrease in brokered certificates of deposits.
The table below summarizes the changes by deposit category since year-end
2019:

(Dollars in thousands)	March 31 2020	December 31 2019	$ Change	% Change
Demand deposits	$3,509,741	$3,381,866	$127,875	3.78%
Interest-bearing checking	391,787	372,175	19,612	5.27%
Regular savings	891,715	882,889	8,826	1.00%
Money market accounts	6,857,322	6,891,696	(34,374)	(0.50%)
Time deposits under $100,000	719,601	723,941	(4,340)	(0.60%)
Time deposits over $100,000 (1)	1,644,002	1,599,854	44,148	2.76%

Total deposits	$14,014,168	$13,852,421	$161,747	1.17%

(1)	Includes time deposits of $250,000 or more of $ 879,063 and $803,414 at March 31, 2020 and December 31, 2019, respectively.
Borrowings
Total borrowings at March 31, 2020 increased $474.64 million or 21.45% since year-end
2019. During the first three months of 2020, short-term borrowings increased $224.91 million or 60.03% due to a $225.00 million increase in short term FHLB advances. Short-term securities sold under agreements to repurchase remained flat, decreasing $93 thousand or less than 1%. Long-term borrowings increased $249.73 million or 13.59% from year-end
2019 due to a $249.42 million increase in long-term FHLB advances as new borrowings exceeded repayments.

The table below summarizes the change in the borrowing categories since year-end
2019:

(Dollars in thousands)	March 31 2020	December 31 2019	$ Change	% Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	124,561	124,654	(93)	(0.07%)
Short-term FHLB advances	475,000	250,000	225,000	90.00%
Long-term FHLB advances	1,851,282	1,601,865	249,417	15.57%
Issuances of trust preferred capital securities	236,479	236,164	315	0.13%

Total borrowings	$2,687,322	$2,212,683	$474,639	21.45%

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2020 increased $86.52 million or 50.80% from year-end
2019. In particular, accounts payable associated with George Mason increased $62.25 million due to timing differences and derivative liabilities increased $24.73 million. In addition, accrued mortgage escrow liabilities increased $4.87 million and business franchise taxes increased $2.24 million. Partially offsetting these increases was a decrease of $6.01 million in incentives payables due to payments and a $1.34 million decrease in income taxes payable due to timing differences.
Shareholders’ Equity
Shareholders’ equity at March 31, 2020 was $3.34 billion, which was a decrease of $20.13 million or less than 1% from year-end
2019.
Retained earnings decreased $39.75 million or 3.51% from
year-end
2019. Earnings net of dividends for the first three months of 2020 were $4.58 million. Amount recognized in retained earnings for the adoption of ASU No.
 2016-13
was $44.33 million.
Accumulated other comprehensive income increased $18.70 million or 53.62% from year-end
2019 due mainly to an increase of $17.59 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax
accretion of pension costs was $1.11 million for the first quarter of 2020.
RESULTS OF OPERATIONS
Overview
Net income for the first quarter of 2020 were $40.18 million as compared to earnings of $63.64 million for the first quarter of 2019. The lower amount of net income was driven primarily by a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic. Diluted earnings per share were $0.40 for the first quarter of 2020 and $0.62 for the first quarter of 2019.
United’s annualized return on average assets for the first three months of 2020 was 0.82% and return on average shareholders’ equity was 4.82% as compared to 1.34% and 7.88% for the first three months of 2019. For the first three months of 2020, United’s annualized return on average tangible equity was 8.77%, as compared to 14.64% for the first three months of 2019.

	Three Months Ended
(Dollars in thousands)	March 31, 2020	March 31, 2019
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$40,183	$63,642
(b) Number of days	91	90
Average Total Shareholders’ Equity (GAAP)	$3,350,652	$3,276,822
Less: Average Total Intangibles	(1,507,272)	(1,514,168)

(b) Average Tangible Equity (non-GAAP)	$1,843,380	$1,762,654
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 366 or 365/ (c)	8.77%	14.64%
Net interest income for the first three months of 2020 was $141.52 million, a decrease of $2.65 million or 1.84% from net interest income of $144.17 million for the first three months of 2019. The decrease of $2.65 million in net interest income occurred because total interest income decreased $8.62 million while total interest expense only decreased $5.97 million from the first quarter of 2019.
The provision for credit losses was $27.12 million for the first three months of 2020 as compared to $5.00 million for the first three months of 2019. This increase was due to mainly the adoption of the Current Expected Credit Loss (CECL) accounting standard by United on January 1, 2020 and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic. Noninterest income was $36.81 million for the first three months of 2020, an increase of $5.58 million or 17.88% from the first three months of 2019. Noninterest expense for the first three months of 2020 increased $11.71 million or 13.09% from the first three months of 2019. Income taxes decreased $7.44 million or 42.93% for the first three months of 2020 as compared to the first three months of 2019. The effective tax rate was 19.75% and 21.40% for the first quarter of 2020 and 2019, respectively.
The following discussion explains in more detail the results of operations by major category.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the first quarter of 2020 was $42.05 million compared to net income of $64.89 million for the first quarter of 2019. As previously mentioned, the lower amount of net income was driven primarily by a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic.
Net interest income of $140.42 million for the first quarter of 2020 was a decrease of $5.47 million or 3.75% from $145.89 million for the same period of 2019. Generally, net interest income for the first quarter of 2020 decreased from the first quarter of 2019 due to a decline in the average yield on earning assets due to a decline in market interest rates. Provision for loan losses was $27.12 million for the three months ended March 31, 2020, an increase of $22.12 million or 442.81% from a provision of $5.00 million for the same period of 2019. As previously mentioned, this increase was due to mainly the adoption of the CECL accounting standard by United on January 1, 2020 and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic. Noninterest income increased $1.91 million for the first quarter of 2020 to $19.57 million as compared to $17.65 million for the first quarter of 2019. The increase of $1.91 million was due mainly to an increase of $561 thousand from income from bank-owned life insurance policies (BOLI) due to the recognition of death benefits of $1.19 million in the first quarter of 2020 as compared to death benefits of

$600 thousand for the first quarter of 2019. In addition, fees from trust services and fees from brokerage services increased. Noninterest expense was $80.46 million for the first quarter of 2020, compared to $75.99 million for the same period of 2019. The increase of $4.47 million in noninterest expense was primarily attributable to increases in employee compensation, employee benefits, equipment expense, data processing and other expense, which includes merger-related expenses from the announced acquisition of Carolina Financial.
Mortgage Banking
The mortgage banking segment reported net income of $1.11 million for the first quarter of 2020, compared to net income of $1.04 million for the first quarter of 2019. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $21.19 million for the first quarter of 2020, compared to $16.11 million for the first quarter of 2019. Noninterest expense increased $5.92 million for the first quarter of 2020 to $20.76 million as compared to $14.84 million for the first quarter of 2019. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees.
The following discussion explains in more detail the consolidated results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2020 and 2019, are presented below.
Net interest income for the first quarter of 2020 was $141.52 million, a decrease of $2.65 million or 1.84% from the first quarter of 2019. The $2.65 million decrease in net interest income occurred because total interest income decreased $8.62 million while total interest expense decreased $5.97 million from the first quarter of 2019. On a linked-quarter basis, net interest income for the first quarter of 2020 was relatively flat from the fourth quarter of 2019, increasing $235 thousand or less than 1%. The $235 thousand increase in net interest income occurred because total interest income decreased $3.39 million while total interest expense decreased $3.62 million from the fourth quarter of 2019.
Generally, net interest income for the first quarter of 2020 decreased from the first quarter of 2019 due to a larger decline in the yield on average earning assets in comparison to the cost of average interest-bearing liabilities. Both of these declines were due to a decrease in market interest rates for the first quarter of 2020 from the first quarter of 2019. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the first quarter of 2020 was $142.30 million, a decrease of $2.86 million or 1.97% from the first quarter of 2019. This decrease was due mainly to a decrease of 33 basis points in the average yield on earning assets due primarily to a decline in interest rates as compared to the first quarter of 2019 partially offset by an increase of $1.00 million in loan accretion on acquired loans. Loan accretion on acquired loans was $9.55 million and $8.54 million for the first quarter of 2020 and 2019, respectively. Partially offsetting the decrease to tax-equivalent
net interest income for the first quarter of 2020 was an increase in average earning assets as compared to the first quarter of 2019. Average earning assets for the first quarter of 2020 increased $372.45 million or 2.20% from the first quarter of 2019 due mainly to an increase of $302.42 million or 2.22% in average net loans. In addition, average investment securities for the first quarter of 2020 increased $94.45 million or 3.71% from the first quarter of 2019. Partially offsetting these increases was a decrease in average short-term investments of $24.42 million or 3.31%. In addition, the average cost of funds for the first quarter of 2020 decreased 21 basis points from the first quarter of 2019. The net interest margin of 3.30% for the first quarter of 2020 was a decrease of 16 basis points from the net interest margin of 3.46% for the first quarter of 2019.
On a linked-quarter basis, net interest income for the first quarter of 2020 was relatively flat from the fourth quarter of 2019, increasing $235 thousand or less than 1%. United’s tax-equivalent
net interest income for the first quarter of 2020 was also relatively flat from the fourth quarter of 2019, increasing $166 thousand or less than 1% due mainly to a decrease of 13 basis points in the average cost of funds and a change in the mix of average earning assts and interest-bearing liabilities. Average earning assets were flat, increasing $130.68 million or less than 1%. Specifically, average short-term investments increased $118.59 million or 19.90% while average investment securities decreased $41.09 million or 1.53%. Average net loans were relatively flat for the quarter, increasing $53.18 million or less than 1%. Virtually offsetting the increases was a decline of 7 basis points in the average yield on earning assets. Loan accretion on acquired loans increased $905 thousand. Loan accretion on acquired loans was $9.55 million and $8.64 million for the first quarter of 2020 and fourth quarter of 2019, respectively. The net interest margin of 3.30% for the first quarter of 2020 was relatively stable from the fourth quarter of 2019, increasing one basis point from the net interest margin of 3.29% for the fourth quarter of 2019.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments.
The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended March 31, 2020, March 31, 2019 and December 31, 2019:

	Three Months Ended
(Dollars in thousands)	March 31 2020	March 31 2019	December 31 2019
Loan accretion	$9,546	$8,544	$8,641
Certificates of deposit	141	198	198
Long-term borrowings	268	268	268

Total	$9,955	$9,010	$9,107

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended March 31, 2020, March 31, 2019 and December 31, 2019.

	Three Months Ended
(Dollars in thousands)	March 31 2020	March 31 2019	December 31 2019
Net interest income, GAAP basis	$141,518	$144,168	$141,283
Tax-equivalent adjustment (1)	782	993	851

Tax-equivalent net interest income	$142,300	$145,161	$142,134

(1)	The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2020 and 2019 and December 31, 2019. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2020 and 2019, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2020 and 2019. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$714,507	$3,965	2.23%	$738,930	$5,837	3.20%
Investment Securities:
Taxable	2,537,229	16,969	2.68%	2,382,450	17,363	2.92%
Tax-exempt	106,081	879	3.31%	166,410	1,298	3.12%

Total Securities	2,643,310	17,848	2.70%	2,548,860	18,661	2.93%
Loans, net of unearned income (2)	14,072,021	159,451	4.55%	13,712,278	165,592	4.89%
Allowance for loan losses	(134,084)			(76,762)

Net loans	13,937,937		4.60%	13,635,516		4.91%

Total earning assets	17,295,754	$181,264	4.21%	16,923,306	$190,090	4.54%

Other assets	2,303,499			2,326,314

TOTAL ASSETS	$19,599,253			$19,249,620

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$9,278,782	$27,477	1.19%	$9,694,708	$32,638	1.37%
Short-term borrowings	137,427	458	1.34%	173,597	691	1.61%
Long-term borrowings	2,002,763	11,029	2.21%	1,697,423	11,600	2.77%

Total Interest-Bearing Funds	11,418,972	38,964	1.37%	11,565,728	44,929	1.58%

Noninterest-bearing deposits	4,627,044			4,221,040
Accrued expenses and other liabilities	202,585			186,030

TOTAL LIABILITIES	16,248,601			15,972,798
SHAREHOLDERS’ EQUITY	3,350,652			3,276,822

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,599,253			$19,249,620

NET INTEREST INCOME		$142,300			$145,161

INTEREST SPREAD			2.84%			2.96%
NET INTEREST MARGIN			3.30%			3.46%
(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
For the quarters ended March 31, 2020 and 2019, the provision for loan losses was $27.12 million and $5.00 million, respectively. Net charge-offs were $6.69 million for the first quarter of 2020 as compared to net charge-offs of $4.81 million for the same quarter in 2019. The higher amount of provision expense for the first quarter of 2020 compared to the first quarter of 2019 was mainly due to the adoption of ASU
2016-13
standard, known as CECL, by United on January 1, 2020 and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic. The higher amount of net charge-offs was due to a large charge-off
on a commercial credit in the first quarter of 2020 as compared to the first quarter of 2019. On a linked-quarter basis, the provision for loan losses increased $21.25 million due mainly to the adverse impact of the
COVID-19
pandemic under CECL while net charge-offs increased $780 thousand from the fourth quarter of 2019. Annualized net charge-offs as a percentage of average loans were 0.20% for the first quarter of 2020.
At March 31, 2020, nonperforming loans were $132.56 million or 0.96% of loans, net of unearned income which was very comparable to nonperforming loans of $131.07 million or 0.96% of loans, net of unearned income at December 31, 2019. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $7.05 million at March 31, 2020, a decrease of $2.44 million or 25.74% from $9.49 million at year-end
2019. This decrease was primarily due to several larger consumer loans that were repaid in the quarter ended March 31, 2020. At March 31, 2020, nonaccrual loans were $64.04 million, which was a slight increase of $827 thousand or 1.31% from $63.21 million at year-end
2019. Restructured loans were $61.47 million at March 31, 2020, an increase of $3.10 million or 5.31% from $58.37 million at year-end
2019. The increase was mainly due to ten loans totaling $10.25 million being considered restructured under CECL partially offset by repayments and charge-offs of previously recognized impairments. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (OREO). Total nonperforming assets of $148.41 million, including OREO of $15.85 million at March 31, 2020, represented 0.73% of total assets.
United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2020, the allowance for credit losses was $162.67 million as compared to $78.79 million at December 31, 2019.
At March 31, 2020, the allowance for loan losses was $154.92 million as compared to $77.06 million at December 31, 2019. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.12% at March 31, 2020 and 0.56% at December 31, 2019. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 116.87% and 58.79% at March 31, 2020 and December 31, 2019, respectively. The increase in these ratios was due mainly to the adoption of CECL which caused a change in the Company’s methodology for determining the allowance for loan losses as well as the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses.
United continues to evaluate risks which may impact its loan portfolios. As a result of the
COVID-19
pandemic and resulting economic uncertainty given the rapidly changing economic impact, the Company reviewed its loan portfolio segments, assessing the likely impact of
COVID-19
on each segment and established relevant qualitative adjustment factors. Qualitative adjustments account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.

The first quarter of 2020 qualitative adjustments include analyses of the following:
•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans; and concentrations.
•
Current conditions
– United considered the impact of
COVID-19
(negative) as well as the CARES Act (positive) when making determinations related to factor adjustments, such as collateral values and past due loans, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year.
•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. Assumptions for the economic variables were the following:
•	10- 15% decline in GDP in the second quarter of 2020 followed by a recovery in the third quarter of 2020 with GDP stabilizing in 2021.
•	10- 15% unemployment rate in the second quarter of 2020 with sharp recovery as businesses begin to reopen and again stabilizing in 2021.
•	Forecasts account for United’s best estimate of economic impact from government stimulus.
•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans other than commercial loans are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated lifetime losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors.
United’s review of the allowance for loan losses at March 31, 2020 produced increased allocations in each of the four loan categories, primarily due to implementation of CECL and the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. The allocation related to the commercial, financial & agricultural loan pool increased $29.49 million. The residential real estate allocation increased $21.63 million. The real estate construction and development loan pool allocation increased $15.44 million. The consumer loan pool experienced an increase of $11.61 million.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify probable credit losses. A loan is individually assessed for expected credit losses when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans that were individually assessed was $12.20 million at March 31, 2020 and $16.50 million at December 31, 2019. In comparison to the prior year-end,
this element of the allowance decreased by $4.30 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans.

Management believes that the allowance for credit losses of $162.67 million at March 31, 2020 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity and available for sale investment securities for the first three months of 2020 was immaterial. There was no provision for credit losses related to held to maturity and available for sale investment securities for the first three months of 2019.
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
Noninterest income for the first quarter of 2020 was $36.81 million, an increase of $5.58 million or 17.88% from the first quarter of 2019. The increase was due mainly to an increase in income from mortgage banking activities. Income from mortgage banking activities totaled $17.63 million for the first quarter of 2020 compared to $13.68 million for the first quarter of 2019. The increase of $3.95 million or 28.87% for the first quarter of 2020 was mainly due to increased loan sales. Mortgage loan sales were $617.61 million in the first quarter of 2020 as compared to $349.49 million in the first quarter of 2019. Mortgage loans originated for sale were $733.61 million for the first quarter of 2020 as compared to $345.40 million for the first quarter of 2019.
Income from bank-owned life insurance (BOLI) for the first quarter of 2020 was $2.39 million, an increase of $561 thousand from the first quarter of 2019 due to an increase in death benefits. For the first quarter of 2020, United recognized death benefits from BOLI of $1.19 million as compared to death benefits of $600 thousand for the first quarter of 2019.
Fees from brokerage services for the first quarter of 2020 increased $392 thousand or 15.53% from the first quarter of 2019. This increase was due to increased volume of transactions.
On a linked-quarter basis, noninterest income for the first quarter of 2020 decreased $436 thousand or 1.17% from the fourth quarter of 2019 due mainly to decreases in fees from deposit services and income from BOLI. Fees from deposit services declined $592 thousand from seasonality while income from BOLI decreased $518 thousand due to a decline in death benefits. Mostly offsetting these decreases were increases of $448 thousand in fees from brokerage services due to increased volume and $388 thousand in other income. Income from mortgage banking activities was flat from the fourth quarter of 2019, increasing $84 thousand or less than 1%. On a linked quarter-basis, an increase in net gains on the sale of mortgage loans in the secondary market by George Mason were virtually offset by losses on mortgage loan derivatives due to a market disruption as a result of the
COVID-19
pandemic.

Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2020 was $101.13 million, which was an increase of $11.71 million or 13.09% from the first quarter of 2019.
Employee compensation for the first quarter of 2020 increased $5.59 million or 14.36% when compared to the first quarter of 2019. This increase was primarily due to an increase in commissions expense related to the increase in production and sales of mortgage loans at George Mason.
Employee benefits expense for the first quarter of 2020 increased $1.36 million or 14.37% from the first quarter of 2019. This increase was primarily due to higher levels of Federal Insurance Contributions Act (FICA) and penion expense.
Equipment expense increased $530 thousand or 15.99% for the first quarter of 2020, as compared to the same period in the prior year. The increase was due mainly to higher maintenance costs.
Other expense for the first quarter of 2020 increased $4.99 million or 26.79% from the first quarter of 2019. Within other expense, merger-related expenses associated with the announced Carolina Financial acquisition were $1.56 million, expense associated with income tax credits increased $1.33 million which reduces the effective tax rate, and the expense for the reserve for unfunded commitments increased $897 thousand.
Partially offsetting these increases for the first quarter of 2020 from the first quarter of 2019 were decreases in Federal Deposit Insurance Corporation (FDIC) insurance expense of $900 thousand due to lower premiums and other real estate owned (OREO) expense of $510 thousand due to fewer declines in fair value of OREO properties.
On a linked-quarter basis, noninterest expense for the first quarter of 2020 increased $4.23 million or 4.37% from the fourth quarter of 2019. The increase was due to increases of $1.67 million in employee benefits expense due in large part to higher pension costs, FDIC expense increased $1.40 million due to a Small Bank Assessment Credit in 2019 and $1.14 million in other expense. Within other expense, expense for the reserve for unfunded commitments increased $1.01 million, merger-related expenses from the announced merger with Carolina Financial increased $971 thousand and expense associated with income tax credits increased $720 thousand was partially offset by a decline in donations of $1.20 million. One million dollars was donated by United to West Virginia University Children’s Medicine in the fourth quarter of 2019. Partially offsetting these increases in noninterest expense was a decrease in OREO expense of $544 thousand due to fewer declines in fair value of OREO properties.
Income Taxes
For the first quarter of 2020, income tax expense was $9.89 million, a decrease of $7.44 million from the first quarter of 2019 mainly due to a decrease in earnings and the effective tax rate. On a linked-quarter basis, income tax expense for the first quarter of 2020 decreased $2.58 million from the fourth quarter of 2019 due to a decline in earnings partially offset by a higher effective tax rate. United’s effective tax rate was 19.75% for the first quarter of 2020 and 21.40% and 16.46% for the first and fourth quarters of 2019, respectively. For further details related to income taxes, see Note 16 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and
Off-Balance
Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form
10-K
for the year ended December 31, 2019 for disclosures with respect to United’s fixed and determinable contractual obligations. There have been no material changes outside the ordinary course of business since year-end
2019 in the specified contractual obligations disclosed in United’s Annual Report on Form
10-K.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at March 31, 2020 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2019 Form
10-K
report. Further discussion of derivative instruments is presented in Note 12 to the unaudited Notes to Consolidated Financial Statements.
United is a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance
sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further discussion of off-balance
sheet commitments is included in Note 11 to the unaudited Notes to Consolidated Financial Statements.
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
For the three months ended March 31, 2020, cash of $21.48 million was provided by operating activities due mainly to net income of $40.18 million for the quarter. In addition, increases of $88.12 million in accrued expenses and $27.12 million in the provision for credit losses added cash to the net income amount. Partially offsetting these increases to cash was a decrease of $116.00 million in cash from mortgage banking activities as originations exceeded proceeds from the sales of mortgage loans in the secondary market. Net cash of $122.36 million was used in investing activities which was primarily due to net loan growth of $140.53 million partially offset by $16.42 million of proceeds from sales of investment securities over purchases. During the first three months of 2020, net cash of $600.22 million was provided by financing activities due primarily to net growth of $161.89 million in deposits, net advances of $225.00 million in overnight FHLB advances and net advances of $250.00 million in long-term FHLB advances. These funding activities were partially offset by cash dividends paid of $36.25 million for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $499.34 million for the first three months of 2020.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. United also has lines of credit available. See Notes 9 and 10 to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under lines of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.47% at March 31, 2020 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.26%, 12.26% and 10.44%, respectively. The March 31, 2020 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $3.34 billion at March 31, 2020, which was relatively flat from December 31, 2019, a decrease of $20.13 million or less than 1%. This decrease was primarily due to a cumulative effective adjustment of $44.33 million to retained earnings for the adoption of ASU
2016-13
by United on January 1, 2020 partially offset by the retention of $4.58 million in net earnings. Partially offsetting this net decrease to retained earnings was an increase of $18.70 million in accumulated other comprehensive income due mainly to an after-tax
increase in the fair value of available for sale securities.
United’s equity to assets ratio was 16.41% at March 31, 2020 as compared to 17.11% at December 31, 2019. The primary capital ratio, capital and reserves to total assets and reserves, was 17.08% at March 31, 2020 as compared to 17.44% at December 31, 2019. United’s average equity to average asset ratio was 17.10% for the first quarter of 2020 as compared to 17.02% the first quarter of 2019. All of these financial measurements reflect a financially sound position.

During the first quarter of 2020, United’s Board of Directors declared a cash dividend of $0.35 per share. Total cash dividends declared were $35.60 million for the first quarter of 2020 which was an increase of $845 thousand or 2.43% from dividends declared of $34.76 million for the first quarter of 2019.
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
on-going
basis and projects the effect of various interest rate changes on its net interest margin.

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2020 and December 31, 2019:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2020	December 31, 2019
+200	(0.62%)	(2.37%)
+100	0.49%	(1.09%)
-100	(0.87%)	0.86%
-200	(1.22%)	(1.34%)
At March 31, 2020, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.49% over one year as compared to a decrease of 1.09% at December 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.62% over one year as of March 31, 2020, as compared to a decrease of 2.37% as of December 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.87% over one year as of March 31, 2020 as compared to an increase of 0.86%, over one year as of December 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.22% over one year as of March 31, 2020 as compared to a decrease of 1.34% over one year as of December 31, 2019.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.33% in year two as of March 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.61% in year two as of March 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.59% in year two as of March 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.95% in year two as of March 31, 2020.
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
At March 31, 2020, United’s mortgage related securities portfolio had an amortized cost of $1.4 billion, of which approximately $1.1 billion or 77% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 3.4 years and a weighted average yield of 2.50%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 9.2%, or less than the price decline of a
4-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 15.1%.
United had approximately $139 million in balloon and other securities with a projected yield of 2.44% and a projected average life of 3.9 years on March 31, 2020. This portfolio consisted primarily of Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage backed securities (MBS) with a weighted average loan age (WALA) of 5.4 years and a weighted average maturity (WAM) of 4.3 years.
United had approximately $18 million in
15-year
mortgage backed securities with a projected yield of 3.05% and a projected average life of 3 years as of March 31, 2020. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.4 years and a weighted average maturity (WAM) of 10.1 years.
United had approximately $40 million in
20-year
mortgage backed securities with a projected yield of 2.51% and a projected average life of 3.7 years on March 31, 2020. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 4.6 years and a weighted average maturity (WAM) of 15.1 years.
United had approximately $44 million in
30-year
mortgage backed securities with a projected yield of 2.67% and a projected average life of 3.8 years on March 31, 2020. This portfolio consisted of seasoned
30-year
mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 2.9 years and a weighted average maturity (WAM) of 26.8 years.
The remaining 6% of the mortgage related securities portfolio at March 31, 2020, included adjustable rate securities (ARMs),
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2020 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Controls
There have been no changes in United’s internal control over financial reporting (as defined in Rules
13a-15(e)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended March 31, 2020, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form
10-K
for the year ended December 31, 2019 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form
10-K
are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.
The following risk factor supplements the “Risk Factors” section in Item 1A of United’s Annual Report on Form
10-K
for the year ended December 31, 2019:
United’s business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic. The
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, United’s business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will continue to negatively affect United’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of United’s business continuity plan, the direct and indirect impact of the pandemic on United’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The
COVID-19
pandemic has contributed to:
•	Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•	Ratings downgrades, credit deterioration and defaults in many industries, including natural resources, hospitality, transportation and commercial real estate.
•	A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•	A decrease in the rates and yields on U.S. Treasury securities, which may lead to decreased net interest income.
•	Increased demands on capital and liquidity.
•	A reduction in the value of the assets that the Company manages or otherwise administers or services for others, affecting related fee income and demand for the Company’s services.
•	Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the
COVID-19
pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on United’s business, financial condition, liquidity and results of operations. United also faces an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of
COVID-19
on market and economic conditions and actions governmental authorities take in response to those conditions.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, the Company expects continued draws on lines of credit, reduced revenues in our trust operations and other businesses and increased customer and client defaults, including defaults in unsecured loans.
Even after the pandemic subsides, the U.S. economy may experience a recession, and United anticipates the Company’s businesses would be materially and adversely affected by a prolonged recession. To the extent the pandemic adversely affects United’s business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in United’s Annual Report on Form
10-K
for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form
10-Q.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended March 31, 2020 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2020	0	$0.00	0	4,000,000
2/01 – 2/29/2020	19,314	$31.50	0	4,000,000
3/01 – 3/31/2020	0	$0.00	0	4,000,000

Total	19,314	$31.50	0

(1)	Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2020 – 19,310 shares at an average price of $31.50 were exchanged by participants in United’s long-term incentive plans.
(2)	Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2020, the following shares were purchased for the deferred compensation plan: February 2020 – 4 shares at an average price of $38.24.
(3)	In October 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the 2019 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.	MINE SAFETY DISCLOSURES
None.
Item 5.	OTHER INFORMATION
(a)	None.
(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6.	EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1
Description of Registrant’s Securities (incorporated into this filing by reference to a Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (iXBRL) (filed herewith)

104	Cover Page (imbedded in iXBRL)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 11, 2020	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	May 11, 2020	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer