Form 10-Q
period 2020-06-30
UNITED BANKSHARES INC/WV
filed 2020-08-10
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

31
, 2020
, the registrant had
129,755,424
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2020 and December 31, 2019, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2020 and 2019, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	June 30	December 31
	2020	2019
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$274,293	$185,238
Interest-bearing deposits with other banks	1,787,697	651,435
Federal funds sold	823	820

Total cash and cash equivalents	2,062,813	837,493
Securities available for sale at estimated fair value (amortized cost-$2,730,350 at June 30, 2020 and $2,426,924 at December 31, 2019, allowance for credit losses of $0 at June 30, 2020)	2,799,941	2,437,296
Securities held to maturity, net of allowance for credit losses of $14 at June 30, 2020 (estimated fair value-$1,220 at June 30, 2020 and $1,447 at December 31, 2019)	1,221	1,446
Equity securities at estimated fair value	9,875	8,894
Other investment securities	251,161	222,161
Loans held for sale (at fair value-$611,277 at June 30, 2020 and $384,375 at December 31, 2019)	625,984	387,514
Loans and leases	18,032,554	13,713,548
Less: Unearned income	(40,152)	(1,419)

Loans and leases, net of unearned income	17,992,402	13,712,129
Less: Allowance for loan and lease losses	(215,121)	(77,057)

Net loans and leases	17,777,281	13,635,072
Bank premises and equipment	181,238	96,644
Operating lease right-of-use assets	70,655	57,783
Goodwill	1,794,779	1,478,014
Mortgage servicing rights, net of valuation allowance	20,200	0
Accrued interest receivable	67,761	58,085
Other assets	572,064	441,922

TOTAL ASSETS	$26,234,973	$19,662,324

Liabilities
Deposits:
Noninterest-bearing	$7,096,574	$4,621,362
Interest-bearing	12,797,269	9,231,059

Total deposits	19,893,843	13,852,421
Borrowings:
Securities sold under agreements to repurchase	176,168	124,654
Federal Home Loan Bank (“FHLB”)borrowings	1,354,879	1,851,865
Other long-term borrowings	279,012	236,164
Reserve for lending-related commitments	11,946	1,733
Operating lease liabilities	74,435	61,342
Accrued expenses and other liabilities	246,835	170,312

TOTAL LIABILITIES	22,037,118	16,298,491

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-133,716,280 and 105,494,290 at June 30, 2020 and December 31, 2019, respectively, including 3,960,885 and 3,940,619 shares in treasury at June 30, 2020 and December 31, 2019, respectively	334,291	263,736
Surplus	2,890,394	2,140,175
Retained earnings	1,100,097	1,132,579
Accumulated other comprehensive gain (loss)	11,504	(34,869)
Treasury stock, at cost	(138,431)	(137,788)

TOTAL SHAREHOLDERS’ EQUITY	4,197,855	3,363,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,234,973	$19,662,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$179,311	$175,130	$338,165	$340,001
Interest on federal funds sold and other short-term investments	1,868	5,405	5,833	11,242
Interest and dividends on securities:
Taxable	16,241	17,748	33,210	35,111
Tax-exempt	1,297	962	1,991	1,988

Total interest income	198,717	199,245	379,199	388,342

Interest expense
Interest on deposits	19,249	35,455	46,726	68,093
Interest on short-term borrowings	196	608	654	1,299
Interest on long-term borrowings	8,670	12,629	19,699	24,229

Total interest expense	28,115	48,692	67,079	93,621

Net interest income	170,602	150,553	312,120	294,721
Provision for credit losses	45,911	5,417	73,030	10,413

Net interest income after provision for credit losses	124,691	145,136	239,090	284,308

Other income
Fees from trust services	3,261	3,438	6,744	6,702
Fees from brokerage services	2,651	2,766	5,567	5,290
Fees from deposit services	8,055	8,464	16,012	16,517
Bankcard fees and merchant discounts	718	1,102	1,711	2,258
Other service charges, commissions, and fees	610	576	1,128	1,097
Income from bank-owned life insurance	1,291	1,326	3,679	3,153
Income from mortgage banking activities	68,213	21,704	85,844	35,385
Mortgage loan servicing income	1,534	0	1,534	0
Net investment securities gains (losses)	1,510	109	1,706	(50)
Other income	547	310	1,271	666

Total other income	88,390	39,795	125,196	71,018

Other expense
Employee compensation	68,664	44,301	113,205	83,250
Employee benefits	12,779	8,578	23,565	18,009
Net occupancy expense	10,318	8,667	19,380	17,418
Other real estate owned (“OREO”) expense	607	633	1,513	2,049
Equipment expense	5,004	3,675	8,849	6,990
Data processing expense	15,926	5,567	21,432	10,729
Mortgage loan servicing expense and impa irment	2,510	106	2,648	197
Bankcard processing expense	392	448	869	928
FDIC insurance expense	2,782	3,300	5,182	6,600
FHLB prepayment penalties	0	5,105	0	5,105
Other expense	30,392	19,815	53,864	38,345

Total other expense	149,374	100,195	250,507	189,620

Income before income taxes	63,707	84,736	113,779	165,706
Income taxes	11,021	17,529	20,910	34,857

Net income	$52,686	$67,207	$92,869	$130,849

Earnings per common share:
Basic	$0.44	$0.66	$0.84	$1.28

Diluted	$0.44	$0.66	$0.84	$1.28

Average outstanding shares:
Basic	119,823,652	101,773,643	110,559,363	101,833,880
Diluted	119,887,823	102,047,845	110,624,976	102,099,809
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net income	$52,686	$67,207	$92,869	$130,849
Change in net unrealized gain on available-for-sale (“AFS”) securities, net of tax	27,834	17,994	45,420	34,783
Change in net unrealized loss on cash flow hedge, net of tax	(1,272)	0	(1,272)	0
Change in pension plan assets, net of tax	1,113	909	2,225	1,819

Comprehensive income, net of tax	$80,361	$86,110	$139,242	$167,451

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2020
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2020	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	40,183	0	0	40,183
Other comprehensive income, net of tax	0	0	0	0	18,698	0	18,698

Total comprehensive income, net of tax							58,881
Stock based compensation expense	0	0	1,253	0	0	0	1,253
Purchase of treasury stock (19,314 shares)	0	0	0	0	0	(608)	(608)
Cash dividends ($0.35 per share)	0	0	0	(35,604)	0	0	(35,604)
Grant of restricted stock (175,495 shares)	175,495	439	(439)	0	0	0	0
Forfeiture of restricted stock (946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised (14,694 shares)	14,694	36	242	0	0	0	278
Balance at March 31, 2020	105,684,479	264,211	2,141,266	1,092,827	(16,171)	(138,431)	3,343,702
Comprehensive income:
Net income	0	0	0	52,686	0	0	52,686
Other comprehensive income, net of tax	0	0	0	0	27,675	0	27,675

Total comprehensive income, net of tax							80,361
Stock based compensation expense	0	0	1,369	0	0	0	1,369
Acquisition of Carolina Financial Corporation (28,031,501 shares)	28,031,501	70,079	747,751	0	0	0	817,830
Purchase of treasury stock (6 shares)	0	0	0	0	0	0	0
Cash dividends ($0.35 per share)	0	0	0	(45,416)	0	0	(45,416)
Common stock options exercised (300 shares)	300	1	8	0	0	0	9

Balance at June 30, 2020	133,716,280	$334,291	$2,890,394	$1,100,097	$11,504	$(138,431)	$4,197,855

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$72,099	$31,786

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	210	2,000
Proceeds from sales of securities available for sale	164,850	248,187
Proceeds from maturities and calls of securities available for sale	248,856	136,576
Purchases of securities available for sale	(159,548)	(338,983)
Proceeds from sales of equity securities	1,042	1,497
Purchases of equity securities	(514)	(618)
Proceeds from sales and redemptions of other investment securities	97,177	50,271
Purchases of other investment securities	(110,191)	(75,228)
Redemption of bank-owned life insurance policies	1,186	2,829
Purchases of bank premises and equipment	(6,831)	(4,110)
Proceeds from sales of bank premises and equipment	278	251
Proceeds from the sales of OREO properties	5,106	3,870
Acquisition of Carolina Financial Corporation , net of cash paid	629,107	0
Net change in loans	(1,028,035)	(203,898)

NET CASH USED IN INVESTING ACTIVITIES	(157,307)	(177,356)

FINANCING ACTIVITIES
Cash dividends paid	(71,862)	(69,732)
Acquisition of treasury stock	(608)	(18,104)
Proceeds from exercise of stock options	288	1,020
Repayment of long-term Federal Home Loan Bank borrowings	(828,000)	(1,115,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	250,000	1,400,000
Changes in:
Deposits	2,159,196	409,731
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(198,486)	(229,168)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,310,528	378,747

Increase in cash and cash equivalents	1,225,320	233,177

Cash and cash equivalents at beginning of year	837,493	1,020,396

Cash and cash equivalents at end of period	$2,062,813	$1,253,573

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$18,925	$3,133
Transfer of held to maturity debt securities to available for sale debt securities	0	11,544
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2020 and 2019 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2019 has been extracted from the audited financial statements included in United’s 2019 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2019 Annual Report on Form
10-K,
which includes descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. Please refer to Notes 2, 3, 5, 6 and 8 in these Notes to Consolidated Financial Statements for updated accounting policies for acquired loans, investment securities, troubled debt restructurings (“TDRs”), the allowance for credit losses and mortgage servicing rights (“MSRs”). In the opinion of management, any adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
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
In April 2019, the FASB issued ASU
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
In August 2018, the FASB issued ASU
No. 2018-14
“Compensation – Retirement Benefits - Defined Benefits – General (Topic
715-20):
Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post retirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project, which the FASB launched in 2014 to improve effectiveness of disclosures in notes to financial statements. ASU
No. 2018-14
is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU
No. 2018-14
is not expected to have a material impact on the Company’s financial statements.
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
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses.” ASU
No. 2016-13
changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU
No. 2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. United engaged a third-party service provider to assist with the implementation of the new accounting standard. ASU
No. 2016-13
was adopted by United on January 1, 2020 using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57,442 and a decrease to retained earnings of $44,331, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the coronavirus
(COVID-19)
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
2.
MERGERS
AND
ACQUISITIONS
On May 1, 2020 (“Acquisition Date”), United acquired 100% of the outstanding shares of Carolina Financial Corporation (“Carolina Financial”), a Delaware corporation headquartered in Charleston, South Carolina. Carolina Financial was merged with and into United (the “Merger”), pursuant to the terms of the Agreement and Plan of Merger, dated November 17, 2019, by and between United and Carolina Financial (the “Merger Agreement”). Upon completion of the Merger, Carolina Financial ceased to exist and United survived and continues to exist as a West Virginia corporation.
Under the terms of the Merger Agreement, each outstanding share of common stock of Carolina Financial was converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share. Also pursuant to the Merger Agreement, as of the effective time of the Merger, each outstanding Carolina Financial stock option, whether vested or unvested as of the date of the Merger, at such option holder’s election, (i) vested and converted into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) was entitled to receive cash consideration equal to the difference between (a) the option’s exercise price and (b) $28.99, representing the volume weighted average trading price of the Carolina Financial common stock on NASDAQ for the twenty full trading days ending on the second trading day immediately preceding the closing date (the “CFC Closing Price”) multiplied by the number of shares of Carolina Financial common stock subject to such stock option. Also, at the effective time of the Merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Carolina Financial stock plan (other than a stock option) (each, a “Stock Award”) that was outstanding immediately prior to the effective time of the Merger, vested in accordance with the terms of the Carolina Financial stock plan and at the election of the holder (i) converted into the right to receive shares of United common stock based on the 1.13 exchange ratio or (ii) converted into cash in an amount equal to the CFC Closing Price multiplied by the shares of Carolina Financial common stock subject to the Stock Award.
Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent Mortgage”), which is based in Atlanta, Georgia. As a result of the Bank Merger, Crescent Mortgage Company is now a wholly-owned subsidiary of United Bank.
The Merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial are included in the consolidated results of operations from the Acquisition Date. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. As of the Acquisition Date, Carolina Financial had $5,005,744 in total assets, $3,292,635 in gross loans and $3,873,183 in deposits. Carolina Financial has banking locations in North Carolina and South Carolina.
The aggregate purchase price was approximately $817,877, including common stock valued at $815,997, stock options assumed valued at $1,833, and cash paid for fractional shares of $47. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the Crescent Mortgage trade name intangible of $316,765, $3,037 and $1,370, respectively. The core deposit intangible are expected to be amortized on an

acce
l
erate
d
b
asis
over ten years. The Crescent Mortgage trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent Mortgage trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded preliminary fair value discounts of $51,553 on the loans acquired, $562 on investment securities, $272 on OREO, $4,831 on trust preferred issuances and $135 on subordinated notes, respectively, and premiums of $8,848 on buildings acquired, $4,960 on land acquired, $12,818 on interest-bearing deposits, and $468 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562 on the loans and commitments acquired split between $19,797 for purchased credit deteriorated (“PCD”) loans and $30,765 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At June 30, 2020, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.75 years and 16.83 years, respectively, and the premiums on the buildings, interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 31.5 years, 5.1 years and 0.58 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of June 30, 2020 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.
Portfolio loans acquired from Carolina Financial were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to expected credit losses, prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD.
United considered a variety of factors in evaluating the acquired loans for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans, an initial allowance is determined based on the same methodology as other portfolio loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $10,259 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 4.6 years. For non-PCD
acquired loans, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans which is estimated to be a weighted-average of 7.3 years. The total fair value mark on the non-PCD
loans at the Acquisition Date was $41,294. At the Acquisition Date, an initial allowance for expected credit losses of $28,948 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans are recognized in the provision for credit losses.

The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio loans acquired from Carolina Financial as of the Acquisition Date:

Purchase price of PCD loans at acquisition	$1,053,014
Allowance for credit losses at acquisition	18,635
Non-credit discount at acquisition	10,259

Par value (UPB) of acquired PCD loans at acquisition	$1,081,908

The consideration paid for Carolina Financial’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Carolina Financial Acquisition Date were as follows:

Purchase price:
Value of common shares issued (28,031,501 shares)	$815,997
Fair value of stock options assumed	1,833
Cash for fractional shares	47

Total purchase price	817,877

Identifiable assets:
Cash and cash equivalents	629,154
Investment securities	580,849
Loans held for sale	65,757
Net l oans	3,242,812
Premises and equipment	83,859
Operating lease right-of-use asset	9,861
Crescent Mortgage trade name intangible	1,370
Core deposit intangible	3,037
Mortgage servicing rights	20,123
Other assets	166,175

Total identifiable assets	$4,802,997
Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	32,309

Total identifiable liabilities	4,301,885

Preliminary fair value of net assets acquired including identifiable intangible assets	501,112

Preliminary resulting goodwill	$316,765

The operating results of United for the six months ended June 30, 2020 include operating results of acquired assets and assumed liabilities subsequent to the Carolina Financial Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial, and Cr
escent
Mort
gage
provided $40,419 in total revenues (net interest income plus other income), and $22,858 in net income from the period from the Carolina Financial Acquisition Date to June 30, 2020. These amounts are included in United’s consolidated financial statements as of and for the six months ended June 30, 2020. Carolina Financial’s results of operations prior to the Carolina Financial Acquisition Date are not included in United’s consolidated results of operations
.
The following table presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2020 and 2019, as if the Carolina Financial merger had occurred on January 1, 2020 and 2019, respectively. These results combine the historical results of Carolina Financial into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Carolina Financial’s provision for credit losses for 2020 and 2019 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2020 and 2019. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Six Months Ended June 30
	2020	2019
Total Revenues (1)	$485,327	$461,393
Net Income	71,420	165,930

(1)	Represents net interest income plus other income
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,394	$912	$3	$0	$67,303
State and political subdivisions	502,293	18,823	236	0	520,880
Residential mortgage-backed securities
Agency	819,073	29,209	51	0	848,231
Non-agency	61,954	1,011	0	0	62,965
Commercial mortgage-backed securities
Agency	591,303	31,581	99	0	622,785
Asset-backed securities	293,293	0	15,572	0	277,721
Trust preferred collateralized debt obligations	11,895	2,644	1,702	0	12,837
Single issue trust preferred securities	18,211	159	2,179	0	16,191
Other corporate securities	365,934	6,430	1,336	0	371,028

Total	$2,730,350	$90,769	$21,178	$0	$2,799,941

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cumulative OTTI in AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,127	$555	$6	$58,676	$0
State and political subdivisions	272,014	3,644	3,296	272,362	0
Residential mortgage-backed securities
Agency	826,857	10,923	1,246	836,534	0
Non-agency	3,429	404	0	3,833	86
Commercial mortgage-backed securities
Agency	609,461	8,319	2,807	614,973	0
Asset-backed securities	284,390	0	8,251	276,139	0
Trust preferred collateralized debt obligations	6,045	0	1,342	4,703	842
Single issue trust preferred securities	18,196	170	1,592	16,774	0
Other corporate securities	348,405	4,897	0	353,302	0

Total	$2,426,924	$28,912	$18,540	$2,437,296	$928

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.
United has made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, we do not recognize an allowance for credit loss against accrued interest receivable. The table above excludes accrued interest receivable of $11,275 and $9,890 at June 30, 2020 and December 31, 2019, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2020 and December 31, 2019.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$348	$3	$0	$0	$348	$3
State and political subdivisions	17,795	235	226	1	18,021	236
Residential mortgage-backed securities
Agency	26,496	51	0	0	26,496	51
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	14,025	99	0	0	14,025	99
Asset-backed securities	11,202	675	254,882	14,897	266,084	15,572
Trust preferred collateralized debt obligations	0	0	4,347	1,702	4,347	1,702
Single issue trust preferred securities	0	0	12,984	2,179	12,984	2,179
Other corporate securities	96,038	1,336	0	0	96,038	1,336

Total	$165,904	$2,399	$272,439	$18,779	$438,343	$21,178

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,415	$6	$0	$0	$1,415	$6
State and political subdivisions	144,307	3,291	885	5	145,192	3,296
Residential mortgage-backed securities
Agency	108,072	502	71,736	744	179,808	1,246
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	173,039	2,676	45,251	131	218,290	2,807
Asset-backed securities	135,174	3,252	140,965	4,999	276,139	8,251
Trust preferred collateralized debt obligations	2,703	842	2,000	500	4,703	1,342
Single issue trust preferred securities	0	0	13,562	1,592	13,562	1,592
Other corporate securities	0	0	0	0	0	0

Total	$564,710	$10,569	$274,399	$7,971	$839,109	$18,540

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

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Proceeds from sales and calls	$280,780	$188,432	$413,706	$384,763
Gross realized gains	1,565	739	1,818	754
Gross realized losses	98	608	177	972
At June 30, 2020, gross unrealized losses on available for sale securities were $21,178 on 77 securities of a total portfolio of 982 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $502,293 at June 30, 2020. As of June 30, 2020, approximately 57% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and less than 0.1% the portfolio were rated below investment grade as of June 30, 2020. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were impaired at June 30, 2020.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,410,376 at June 30, 2020. Of the $1,410,376 amount, $591,303 was related to agency commercial mortgage-backed securities and $819,073 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were impaired at June 30, 2020.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $61,954 at June 30, 2020. Of the $61,954, 93% was rated AAA and 7% was unrated. As of June 30, 2020, none of the non-agency
residential mortgage-backed securities were in an unrealized loss position and were therefore not considered to be impaired.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2020 consisted of $11,492 in investment grade bonds, $978 in split rated bonds, and $5,741 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2020, it was determined that none of the single issue trust preferred securities were impaired.
Trust preferred collateralized debt obligations (Trup Cdos)
The total amortized cost balance of United’s Trup Cdo portfolio was $11,895 as of June 30, 2020. For any securities in an unrealized loss position, the Company first assesses its intentions regarding any sale of securities as well as the likelihood that it would be required to sell prior to recovery of the amortized cost. As of June 30, 2020, the Company has determined that it does not intend to sell any Trup Cdo and that it is not more likely than not that the Company will be required to sell such securities before recovery of their amortized cost.
To determine a net realizable value and assess whether impairment existed, management performed detailed cash flow analysis to determine whether, in management’s judgment, it was more likely that United would not recover the entire amortized cost basis of the security. Based on this review, management does not believe any individual security with an unrealized loss as of June 30, 2020 is impaired.
Corporate securities
As of June 30, 2020, United’s Corporate securities portfolio had a total amortized cost balance of $365,934. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $365,934, 88% was investment grade rated and 12% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities were impaired at June 30, 2020.

The amortized cost and estimated fair value of securities available for sale at June 30, 2020 and December 31, 2019 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2020		December 31, 2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$125,837	$127,307	$92,422	$92,473
Due after one year through five years	497,487	514,819	583,715	592,850
Due after five years through ten years	634,934	658,516	564,922	568,241
Due after ten years	1,472,092	1,499,299	1,185,865	1,183,732

Total	$2,730,350	$2,799,941	$2,426,924	$2,437,296

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,875 at June 30, 2020 and $8,894 at December 31, 2019.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net gains recognized during the period	$43	$55	$65	$244
Net gains recognized during the period on equity securities sold	1	2	7	134
Unrealized gains recognized during the period on equity securities still held at period end	43	64	114	122
Unrealized losses recognized during the period on equity securities still held at period end	(1)	(11)	(56)	(12)

Other investment securities
During the second quarter of 2020, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2020 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,150,574 and $1,540,717 at June 30, 2020 and December 31, 2019, respectively.

4. LOANS
Major classes of loans and leases are as follows:

	June 30, 2020	December 31, 2019
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,624,760	$1,201,652
Nonowner-occupied commercial real estate	5,004,790	3,965,960
Other commercial loans and leases	4,113,505	2,285,037

Total commercial, financial & agricultural	10,743,055	7,452,649
Residential real estate	4,310,156	3,686,401
Construction & land development	1,775,728	1,408,205
Consumer:
Bankcard	8,465	10,074
Other consumer	1,195,150	1,156,219

Total gross loans and lease s	$18,032,554	$13,713,548

Included in “Other commercial loans and leases” at June 30, 2020 are leases in the amount of $13,372. These leases, acquired by United in the Carolina Financial merger, are primarily on equipment utilized for business purposes with terms generally ranging from 12 to 60 months and include option to purchase the leased equipment at the end of the lease. The table above does not include loans held for sale of $625,984 and $387,514 at June 30, 2020 and December 31, 2019, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $35,816 and $38,558 at June 30, 2020 and December 31, 2019, respectively.
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
A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt
as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt. Under United’s current loan policy, a loan is not recognized as a TDR until it becomes probable that the loan will be a TDR. In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days, for a maximum of 180 days. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by President Trump terminates.
As of June 30, 2020, United had TDRs of $77,436 as compared to $58,369 as of December 31, 2019. Of the $77,436 aggregate balance of TDRs at June 30, 2020, $59,916 was on nonaccrual and $544 was
30-89
days past due. Of the $58,369 aggregate balance of TDRs at December 31, 2019, $48,387 was on nonaccrual and $902 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of June 30, 2020, there were commitments to lend additional funds of $124 to a debtor owing receivables whose terms have been modified in TDRs. During the second quarter and first six months of 2020, $38 and $111
, respectively,
were advanced to this debtor under a loan that had been previously modified.
The following tables sets for the balances of TDRs at June 30, 2020 and December 31,
2019
and the reasons for modification:

Reason for modification	June 30, 2020	December 31, 2019
Interest rate reduction	$11,662	$1,685
Interest rate reduction and change in terms	3,039	1,733
Forgiveness of principal	252	0
Transfer of asset	121	0
Concession of principal and term	24	0
Extended maturity	4,879	0
Change in terms	57,459	54,951

Total	$77,436	$58,369

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2020 and 2019, segregated by class of loans:

	Troubled Debt Restructurings
	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	18	$10,628	$10,586	1	$150	$150
Nonowner-occupied	6	2,259	2,248	0	0	0
Other commercial	14	3,169	3,090	1	559	559
Residential real estate	19	3,889	3,872	2	1,845	1,832
Construction & land development	9	2,562	2,557	3	2,242	2,202
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	3	69	36	0	0	0

Total	69	$22,576	$22,389	7	$4,796	$4,743

2
2

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2020 and 2019, segregated by class of loans:

	Troubled Debt Restructurings
	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	21	$18,579	$18,345	1	$150	$150
Nonowner-occupied	6	2,259	2,248	0	0	0
Other commercial	18	3,667	3,322	2	824	811
Residential real estate	19	3,889	3,872	3	2,258	2,234
Construction & land development	12	4,607	4,570	3	2,242	2,202
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	3	69	36	0	0	0

Total	79	$33,070	$32,393	9	$5,474	$5,397

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the three and six months ended June 30, 2020 and 2019, segregated by the reason for modification:

	Three Months Ended		Six Months Ended
Reason for modification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest rate reduction	$2,675	$0	$10,028	$251
Interest rate reduction and change in terms	1,326	0	1,326	0
Forgiveness of principal	252	0	252	0
Transfer of asset	121	0	121	0
Concession of principal and term	24	0	24	0
Extended maturity	4,879	0	4,879	0
Change in terms	13,112	4,743	15,763	5,146

Total	$22,389	$4,743	$32,393	$5,397

The loans were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2020 and had charge-offs during the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	690	1	690
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$690	1	$690

2
3

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2019 and had charge-offs during the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	1	1,321
Residential real estate	0	0
Construction & land development	0	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	1	$1,321

No loans restructured during the twelve-month periods ended June 30, 2019 subsequently defaulted, resulting in a principal charge-off
during the second quarter of 2019.
The following table sets forth United’s age analysis of its past due loans, segregated by class of loans:
Age Analysis of Past Due Loans
As of June 30, 2020

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,281	$33,199	$37,480	$1,587,280	$1,624,760	$1,419
Nonowner-occupied	3,633	23,365	26,998	4,977,792	5,004,790	859
Other commercial	10,781	43,456	54,237	4,059,268	4,113,505	777
Residential real estate	34,510	29,883	64,393	4,245,763	4,310,156	6,234
Construction & land development	5,427	6,888	12,315	1,763,413	1,775,728	84
Consumer:
Bankcard	173	160	333	8,132	8,465	160
Other consumer	7,814	2,023	9,837	1,185,313	1,195,150	1,617

Total	$66,619	$138,974	$205,593	$17,826,961	$18,032,554	$11,150

Age Analysis of Past Due Loans
As of December 31, 2019

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	90 Days or More Past Due &Accruing
Commercial real estate:
Owner-occupied	$8,878	$11,209	$20,087	$1,181,565	$1,201,652	$544
Nonowner-occupied	6,318	16,129	22,447	3,943,513	3,965,960	471
Other commercial	5,238	51,541	56,779	2,228,258	2,285,037	668
Residential real estate	31,727	24,343	56,070	3,630,331	3,686,401	6,256
Construction & land development	2,219	16,043	18,262	1,389,943	1,408,205	0

Consumer:
Bankcard	445	218	663	9,411	10,074	218
Other consumer	10,991	1,607	12,598	1,143,621	1,156,219	1,337

Total	$65,816	$121,090	$186,906	$13,526,642	$13,713,548	$9,494

(1)	Other includes loans with a recorded investment of $96,004 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans, segregated by class of loans:

	At June 30, 2020			At December 31, 2019	Interest Income Recognized
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	For The Three Months Ended June 30, 2020	For The Six Months Ended June 30, 2020
Commercial Real Estate:
Owner-occupied	$31,780	$26,723	$1,419	$10,665	$17	$32
Nonowner-occupied	22,506	19,882	859	15,658	1	1
Other Commercial	42,679	18,909	777	50,873	1	1
Residential Real Estate	23,649	22,022	6,234	18,087	3	3
Construction	6,804	6,759	84	16,043	0	0
Consumer:
Bankcard	0	0	160	0	0	0
Other consumer	406	406	1,617	270	0	0

Total	$127,824	$94,701	$11,150	$111,596	$22	$37

For the adoption of ASU
2016-13,
United elected the practical expedient to measure expected credit losses on collateral dependent loans based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans as of June 30, 2020:

	Collateral Dependent Loans
	At June 30, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$2,084	$84	$0	$19,246	$28,719	$50,133
Nonowner-occupied	12,806	0	2,981	15,550	17,076	48,413
Other commercial	6,037	47,707	0	0	49	53,793
Residential real estate	25,104	229	255	0	0	25,588
Construction & land development	9,939	0	9,869	0	746	20,554
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$55,970	$48,020	$13,105	$34,796	$46,590	$198,481

2
5

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
prior to such a classification.

2
6

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Commercial Real Estate – Owner-occupied
	Term Loans							Revolving loans amortized cost basis		Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2020	2020	2019		2018	2017	2016	Prior
Internal Risk Grade:
Pass	$107,784	$163,097		$133,255	$244,528	$304,759	$565,627	$23,576		$0	$1,542,626
Special Mention	0	1,225		6,995	781	2,100	9,634	0		468	21,203
Substandard	1,831	72		0	2,235	4,542	50,394	1,364		149	60,587
Doubtful	0	0		0	0	0	344	0		0	344

Total	$109,615	$164,394		$140,250	$247,544	$311,401	$625,999	$24,940		$617	$1,624,760

YTD charge-offs	0	0		0	0	0	(535)	0		0	(535)
YTD recoveries	0	0		0	0	0	310	0		0	310

YTD net charge-offs	$0	$0		$0	$0	$0	$(225)	$0		$0	$(225)

Commercial Real Estate – Nonowner-occupied
	Term Loans							Revolving loans amortized cost basis		Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2020	2020	2019		2018	2017	2016	Prior
Internal Risk Grade:
Pass	$297,474	$748,897		$685,228	$620,528	$582,809	$1,844,405	$115,345		$2,145	$4,896,831
Special Mention	0	347		0	977	10,645	27,024	0		0	38,993
Substandard	73	964		8,618	1,702	13,245	44,364	0		0	68,966
Doubtful	0	0		0	0	0	0	0		0	0

Total	$297,547	$750,208		$693,846	$623,207	$606,699	$1,915,793	$115,345		$2,145	$5,004,790

YTD charge-offs	0	0		0	0	(690)	(1,247)	0		0	(1,937)
YTD recoveries	0	0		0	0	0	722	0		0	722

YTD net charge-offs	$0	$0		$0	$0	$(690)	$(525)	$0		$0	$(1,215)

Other commercial
	Term Loans							Revolving loans amortized cost basis		Revolving loans converted to temr loans	Total
	Origination Year
As of June 30, 2020	2020	2019		2018	2017	2016	Prior
Internal Risk Grade:
Pass	$1,509,244	$451,574		$212,881	$150,587	$150,389	$311,422	$1,213,494		$3,071	$4,002,662
Special Mention	99	313		430	2,044	202	20,072	4,053		423	27,636
Substandard	0	895		2,635	2,535	11,386	48,486	16,794		404	83,135
Doubtful	0	0		0	0	0	72	0		0	72

Total	$1,509,343	$452,782		$215,946	$155,166	$161,977	$380,052	$1,234,341		$3,898	$4,113,505

YTD charge-offs	0	(11)		(964)	(365)	(6)	(5,682)	0		0	(7,028)
YTD recoveries	0	42		16	3	21	332	32		0	446

YTD net charge-offs	$0		$31	$(948)	$(362)	$15	$(5,350)		$32	$0	$(6,582)

Residential Real Estate								Revolving loans amortized cost basis		Revolving loans converted to te rm loans	Total

	Term Loans
	Origination Year
As of June 30, 2020	2020	2019		2018	2017	2016	Prior
Internal Risk Grade:
Pass	$324,682	$750,044		$857,069	$393,030	$347,781	$1,111,476	$476,577		$4,332	$4,264,991
Special Mention	0	271		0	226	2,349	7,014	435		0	10,295
Substandard	0	226		459	3,800	5,333	24,252	437		234	34,741
Doubtful	0	0		0	0	0	129	0		0	129

Total	$324,682	$750,541		$857,528	$397,056	$355,463	$1,142,871	$477,449		$4,566	$4,310,156

YTD charge-offs	0	0		0	0	(1)	(889)	0		0	(890)
YTD recoveries	0	0		0	101	0	201	0		0	302

YTD net charge-offs	$0	$0		$0	$101	$(1)	$(688)	$0		$0	$(588)

2
7

Construction and Land Development								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$163,253	$706,921	$375,025	$173,269	$133,679	$70,466	$102,752	$143	$1,725,510
Special Mention	0	0	1,506	0	561	2,681	995	0	5,743
Substandard	0	156	1,553	25	0	20,443	22,298	0	44,475
Doubtful	0	0	0	0	0	0	0	0	0

Total	$163,253	$707,077	$378,084	$173,294	$134,240	$93,590	$126,045	$143	$1,775,728

YTD charge-offs	0	0	0	0	0	(1,969)	0	0	(1,969)
YTD recoveries	0	0	0	0	0	1,361	0	0	1,361

YTD net charge-offs	$0	$0	$0	$0	$0	$(608)	$0	$0	$(608)

Bankcard								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$0	$8,133	$8,133
Special Mention	0	0	0	0	0	0	0	172	172
Substandard	0	0	0	0	0	0	0	160	160
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$0	$8,465	$8,465

YTD charge-offs	0	0	0	0	0	0	0	(128)	(128)
YTD recoveries	0	0	0	0	0	0	0	12	12

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$0	$(116)	$(116)

Other Consumer								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$220,924	$494,700	$298,460	$104,779	$54,766	$14,247	$7,095	$0	$1,194,971
Special Mention	0	0	11	0	0	152	4	0	167
Substandard	3	0	0	0	0	9	0	0	12
Doubtful	0	0	0	0	0	0	0	0	0

Total	$220,927	$494,700	$298,471	$104,779	$54,766	$14,408	$7,099	$0	$1,195,150

YTD charge-offs	(16)	(589)	(652)	(272)	(152)	(225)	(2)	0	(1,908)
YTD recoveries	0	24	33	11	18	124	0	0	210

YTD net charge-offs	$(16)	$(565)	$(619)	$(261)	$(134)	$(101)	$(2)	$0	$(1,698)

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

At June 30, 2020 and December 31, 2019, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $29,947 and $15,515, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,738 and $890, respectively.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three months and six months ended June 30, 2020 are presented in accordance with ASC 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $56,124 and $48,130 at June 30, 2020 and December 31, 2019, respectively, related to loans are included separately in “Accrued interest receivable” in the consolidated balance sheets. United also elected not to measure an allowance for loan losses for accrued interest receivables. For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

2
9

The following table represents the accrued interest receivable as of June 30, 2020 and the accrued interest receivables written off by reversing interest income as of June 30, 2020:

	Accrued Interest Receivable	Accrued Interest Receivables Written Off by Reversing Interest Income
	At June 30, 2020	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Commercial Real Estate:
Owner-occupied	$4,910	$83	$100
Nonowner-occupied	18,107	38	45
Other Commercial	9,350	33	45
Residential Real Estate	14,085	64	134
Construction	6,825	0	0
Consumer:
Bankcard	0	0	0
Other consumer	2,847	27	67

Total	$56,124	$245	$391

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
For past loans acquired through the completion of a transfer, including loans acquired in a business combination, that had evidence of deterioration of credit quality since origination (“PCI”) and accounted for under ASC Topic 310, an entity did not have to reassess whether any loans previously accounted for as PCI meet the definition of purchased credit deteriorated (“PCD”) loans upon adoption of ASC Topic 326. Any changes in the allowance for credit losses for these loans were accounted for as an adjustment to the loan’s amortized cost basis and not as a cumulative-effect adjustment to United’s beginning retained earnings.
Non-PCI
loans are now classified as
non-PCD
loans with the adoption of ASC Topic 326. In accordance with ASC Topic 326 guidance, United calculated a PCD rate adjustment for all PCD loans at adoption. Such adjustment created a deferred fee balance for any excess amount not deemed to be credit-related between the PCD recorded balance at the adoption date and the contractual principal and interest balances outstanding.
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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. United estimates expected credit losses over the contractual period in which United is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by United. The reserve for lending-related commitments on off-balance
sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed above related to the loans receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. The reserve for lending-related commitments of $11,946 and $1,733 at June 30, 2020 and December 31, 2019, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
For the six months ended June 30, 2020 the allowance for credit losses increased significantly from the year ended December 31, 2019 primarily due to the adoption of the current expected credit loss (CECL) model under ASC 326 on January 1, 2020 and the macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan losses at June 30, 2020.

3
1

The first six months of 2020 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
(negative) as well as the CARES Act (positive) when making determinations related to factor adjustments, such as collateral values and past due loans, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. Assumptions for the economic variables were the following:

•	Following the historic drop in GDP in the second quarter of 2020, the forecast projects a large increase in GDP in the third quarter of 2020 with growth rates returning to normal levels by mid-2022.

•	The forecast also projects continued high levels of unemployment with a gradual recovery that stretches beyond 2022.

•	Forecasts account for United’s best estimate of economic impact from government stimulus.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans
For the Three Months Ended June 30, 2020
	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$19,495	$17,569	$53,827	$30,624	$18,792	$226	$14,390	$0	$154,923
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(356)	(1,937)	(1,340)	(523)	(225)	(82)	(1,171)	0	(5,634)
Recoveries	244	137	131	160	517	6	95	0	1,290
Provision	1,400	3,590	19,754	7,970	10,649	130	2,414	0	45,907

Ending balance	$22,738	$25,777	$79,404	$38,883	$32,303	$280	$15,736	$0	$215,121

3
2

Allowance for Loan Losses and Carrying Amount of Loans
For the Six Months Ended June 30, 2020
	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(535)	(1,937)	(7,028)	(890)	(1,969)	(128)	(1,908)	0	(14,395)
Recoveries	310	722	446	302	1,361	12	210	0	3,363
Provision	3,874	2,906	35,520	16,551	10,126	294	3,748	0	73,019

Ending balance	$22,738	$25,777	$79,404	$38,883	$32,303	$280	$15,736	$0	$215,121

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2019
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,905)	(1,093)	(12,975)	(2,967)	(1,303)	(2,867)	0	(29,110)
Recoveries	3,733	80	2,599	858	175	706	0	8,151
Provision	4,663	2,618	16,360	(1,342)	(3,511)	2,473	52	21,313

Ending balance	$5,554	$8,524	$47,325	$8,997	$3,353	$3,007	$297	$77,057

Ending Balance: individually evaluated for impairment	$973	$2,979	$11,931	$354	$262	$0	$0	$16,499
Ending Balance: collectively evaluated for impairment	$4,581	$5,545	$35,394	$8,643	$3,091	$3,007	$297	$60,558
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,201,652	$3,965,960	$2,285,037	$3,686,401	$1,408,205	$1,166,293	$0	$13,713,548
Ending Balance: individually evaluated for impairment	$16,703	$27,121	$54,108	$11,526	$14,047	$0	$0	$123,505
Ending Balance: collectively evaluated for impairment	$1,160,556	$3,925,249	$2,194,432	$3,665,140	$1,382,369	$1,166,293	$0	$13,494,039
Ending Balance: loans acquired with deteriorated credit quality	$24,393	$13,590	$36,497	$9,735	$11,789	$0	$0	$96,004

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,396	$(72,738)	$0	$0	$101,396	$(72,738)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent Mortgage trade name	0		1,370		1,370

Total	$0		$2,450		$2,450

Goodwill not subject to amortization	$1,789,464		$5,315		$1,794,779

	December 31, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(69,508)	$0	$0	$98,359	$(69,508)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

3
4

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2019	$1,472,699	$5,315	$1,478,014
Preliminary addition to goodwill from Carolina Financial acquisition	316,765	0	316,765

Goodwill at June 30, 2020	$1,789,464	$5,315	$1,794,779

United incurred amortization expense of $1,646 and $3,223 for the three and six months ended June 30, 2020 as compared to $1,754 and $3,508 for the three and six months ended June 30, 2019, respectively.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2019:

Year	Amount
2020	$6,612
2021	5,780
2022	4,939
2023	4,641
2024 and thereafter	9,916
8. MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market using the amortization method. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.
The Company evaluates potential impairment of mortgage servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. The valuation of mortgage servicing rights, and the determination of any potential impairment, is performed by aggregating all servicing rights and stratifying them into tranches based on predominant risk characteristics. Generally, loan servicing becomes more valuable when interest rates rise (as prepayments typically decrease) and less valuable when interest rates decline (as prepayments typically increase).
If impairment exists, a valuation allowance is established for any excess of amortized cost over the current estimated fair value by a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.
Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded in noninterest income. Amortization of mortgage servicing rights and mortgage servicing costs are charged to expense when incurred.
The unpaid principal balances of loans serviced for others were approximately $3,552,292 at June 30, 2020.

3
5

The estimated fair value of the mortgage servicing rights was
$20,200 at June 30, 2020. The estimated fair value of servicing rights at June 30, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 12.91% with a weighted average discount rate of 10.63%, average constant prepayment rates (“CPR”) ranging from 7.08% to 15.66% with a weighted average prepayment rate of 14.40%, depending upon the stratification of the specific servicing right, and a delinquency rate of 3.78%.

Please refer to Note 14 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note 2
 of these Notes to Consolidated Financial Statements
, the Company acquired approximately $20,123 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020. The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
MSRs beginning balance	$0	$0
Addition from acquisition of subsidiary	20,123	20,123
Amount capitalized	1,891	1,891
Purchased servicing	0	0
Amount amortized	(1,104)	(1,104)

MSRs ending balance	$20,910	$20,910

MSRs valuation allowance beginning balance	$0	$0
MSRs impairment	(710)	(710)

MSRs valuation allowance ending balance	$(710)	$(710)

MSRs, net of valuation allowance	$20,200	$20,200

The Company recorded a $710 temporary impairment of mortgage servicing rights from the date of acquisition to June 30, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.
The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.
9. LEASES
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

3
6

The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	June 30, 2020	June 30, 2019
Operating lease cost	Net occupancy expense	$5,895	$4,886
Sublease income	Net occupancy expense	(189)	(197)

Net lease cost		$5,706	$4,689

		Six Months Ended	Six Months Ended
	Classification	June 30, 2020	June 30, 2019
Operating lease cost	Net occupancy expense	$10,961	$9,707
Sublease income	Net occupancy expense	(394)	(473)

Net lease cost		$10,567	$9,234

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$70,655	$57,783
Operating lease liabilities	Operating lease liabilities	$74,435	$61,342
Other information related to leases was as follows:

June 30, 2020
Weighted-average remaining lease term:
Operating leases	5.5 years
Weighted-average discount rate:
Operating leases	2.68%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,722	$4,931
ROU assets obtained in the exchange for lease liabilities	8,549	4,214

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,739	$9,649
ROU assets obtained in the exchange for lease liabilities	12,332	4,416

3
7

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2019, consists of the following as of June 30, 2020 and December 31, 2019:

	Amount
Year	As of June 30, 2020	As of December 31, 2019
2020	$10,670	17,725
2021	18,884	15,180
2022	14,782	11,522
2023	11,412	8,751
2024	7,264	5,127
Thereafter	16,909	8,190

Total lease payments	79,921	66,495
Less: imputed interest	(5,486)	(5,153)

Total	$74,435	$61,342

10. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2020, United did not have any federal funds purchased while total securities sold under agreements to repurchase (“REPOs”) were $176,168. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a 360-day basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2020, United had no outstanding balance under this line of credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2020, United had an unused borrowing amount of approximately $4,278,441 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2020, $1,354,879 of FHLB advances with a weighted-average interest rate of 1.59% are scheduled to mature within the next five years.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2020	$495,170
2021	827,724
2022	20,989
2023	0
2024 and thereafter	10,996

Total	$1,354,879

At June 30, 2020, United had a total
of

nineteen
statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At June 30, 2020, the outstanding balance of the Debentures and the assumed subordinated notes was $279,012 and the outstanding balance of the Debentures was $236,164 at December 31, 2019. These amounts are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
Under the provisions of the junior subordinated debt, United has the right to defer payment of interest on the junior subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the junior subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the junior subordinated debt is cumulative.
In accordance with the fully-phased in “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, United is unable to consider the Capital Securities as Tier 1 capital, but rather the Capital Securities are included as a component of United’s Tier 2 capital. United can include the Capital Securities in its Tier 2 capital on a permanent basis.
12. COMMITMENTS AND CONTINGENT LIABILITIES
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $5,302,560 and $3,610,777 of loan commitments outstanding as of June 30, 2020 and December 31, 2019, respectively, approximately half of which contractually expire within one year. Included in the June 30, 2020 amount are commitments to extend credit of $498,512 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2020 and December 31, 2019, United had $5,092 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $147,940 and $145,105 as of June 30, 2020 and December 31, 2019, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment has a reserve of $1,330 as of June 30, 2020.
United has derivative counter-party risk that may arise from the possible inability of United’s mortgage banking segment’s third party investors to meet the terms of their forward sales contracts. United’s mortgage banking segment works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. United does not expect any third-party investor to fail to meet its obligation.
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
13. DERIVATIVE FINANCIAL INSTRUMENTS
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
During the three months ended June 30, 2020, United entered into a new interest rate swap derivative designated as a cash flow hedge. The notional amount of the cash flow hedge derivative totaled $250,000. The derivative is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. United is required to pay-fixed
0.59% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is
10-years
with an expiration date in June 2030. As of June 30, 2020, United has determined that no forecasted transactions related to the
cash flow hedge resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United  estimates that $1,095 will be re classified from AOCI
 as an increase
to
interest expense
over the next
12-months
following June 30, 2020
related to the cash flow hedge. As of June 30
, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.
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
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The total notional amount of interest rate swap derivatives cleared through the LCH include $250,000 for a liability derivative as of June 30, 2020. The related fair value on a net basis approximate zero.
United through its mortgage banking subsidiaries enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans servicing released and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2020 and December 31, 2019.

	Asset Derivatives
	June 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$73,432	$1,745	Other assets	$27,260	$9
Interest rate lock commitments	Other assets	878,925	27,833	Other assets	117,252	4,518

Total derivatives not designated as hedging instruments		$952,357	$29,578		$144,512	$4,527

Total asset derivatives		$952,357	$29,578		$144,512	$4,527

	Liability Derivatives
	June 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$79,225	$8,424	Other liabilities	$82,243	$2,394

Total Fair Value Hedges		$79,225	$8,424		$82,243	$2,394
Cash Flow Hedge:
Interest rate swap contract (hedging FHLB borrowing)	Other liabilities	$250,000	$1,659	Other liabilities	$0	$0

Total Cash Flow Hedge		$250,000	$1,659		$0	$0

Total derivatives designated as hedging instruments		$329,225	$10,083		$82,243	$2,394

	Liability Derivatives
	June 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$186,500	$4,224	Other liabilities	$274,000	$671

Total derivatives not designated as hedging instruments		$186,500	$4,224		$274,000	$671

Total liability derivatives		$515,725	$14,307		$356,243	$3,065

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2020 and December 31, 2019.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	June 30, 2020
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$80,048	$(8,424)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2019
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$81,397	$(2,394)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2020	June 30, 2019
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(277)	$(68)

Total derivatives in hedging relationships		$(277)	$(68)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(553)	492
TBA mortgage-backed securities	Income from Mortgage Banking Activities	17,204	(962)
Interest rate lock commitments	Income from Mortgage Banking Activities	(1,527)	3,833

Total derivatives not designated as hedging instruments		$15,124	$3,363

Total derivatives		$14,847	$3,295

		Six Months Ended
	Income Statement Location	June 30, 2020	June 30, 2019
Derivatives in fair value hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(720)	$(98)

Total derivatives in hedging relationships		$(720)	$(98)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	207	872
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(1,771)	(474)
Interest rate lock commitments	Income from Mortgage Banking Activities	12,169	5,870

Total derivatives not designated as hedging instruments		$10,605	$6,268

Total derivatives		$9,885	$6,170

14. FAIR VALUE MEASUREMENTS
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

The three levels of the fair value hierarchy, based on these two types of inputs, are as follows
:

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2020, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2020. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United considers its valuation of available-for-sale
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
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (Level 2) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (Level 3). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.12% to 0.52% with a weighted average increase of 0.29%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (Level 2) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (Level 3). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.12% to 0.52% with a weighted average increase of 0.29%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2020 Using
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$67,303	$0	$67,303	$0
State and political subdivisions	520,880	0	520,880	0
Residential mortgage-backed securities
Agency	848,231	0	848,231	0
Non-agency	62,965	0	62,965	0
Commercial mortgage-backed securities
Agency	622,785	0	622,785	0
Asset-backed securities	277,721	0	277,721	0
Trust preferred collateralized debt obligations	12,837	0	0	12,837
Single issue trust preferred securities	16,191	0	16,191	0
Other corporate securities	371,028	6,432	364,596	0

Total available for sale securities	2,799,941	6,432	2,780,672	12,837
Equity securities:
Financial services industry	103	103	0	0

Equity mutual funds (1)	3,783	3,783	0	0
Other equity securities	5,989	5,989	0	0

Total equity securities	9,875	9,875	0	0
Loans held for sale	611,277	0	45,480	565,797
Derivative financial assets:
Forward sales commitments	1,745	0	1,745	0
Interest rate lock commitments	27,833	0	7,413	20,420

Total derivative financial assets	29,578	0	9,158	20,420
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	10,083	0	10,083	0
TBA mortgage-backed securities	4,224	0	4,224	0

Total derivative financial liabilities	14,307	0	14,307	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,676	$0	$58,676	$0
State and political subdivisions	272,362	0	272,362	0
Residential mortgage-backed securities
Agency	836,534	0	836,534	0
Non-agency	3,833	0	3,833	0
Commercial mortgage-backed securities
Agency	614,973	0	614,973	0
Asset-backed securities	276,139	0	276,139	0
Trust preferred collateralized debt obligations	4,703	0	0	4,703
Single issue trust preferred securities	16,774	0	16,774	0
Other corporate securities	353,302	6,586	346,716	0

Total available for sale securities	2,437,296	6,586	2,426,007	4,703
Equity securities:
Financial services industry	154	154	0	0
Equity mutual funds (1)	3,971	3,971	0	0
Other equity securities	4,769	4,769	0	0

Total equity securities	8,894	8,894	0	0
Loans held for sale	384,375	0	0	384,375

Derivative financial assets:
Interest rate swap contracts	9	0	9	0
Forward sales commitments	4,518	0	0	4,518

Total derivative financial assets	4,527	0	9	4,518
Liabilities
Derivative financial liabilities:	2,394	0	2,394	0
TBA mortgage-backed securities	671	0	671	0

Total derivative financial liabilities	3,065	0	3,065	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2020 and the year ended December 31, 2019.

The following table presents additional information about financial assets and liabilities measured
at fair value at June 30, 2020 and December 31, 2019 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	June 30, 2020	December 31, 2019
Balance, beginning of period	$4,703	$5,917
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	0	(155)
Included in other comprehensive income	2,318	(1,059)
Acquired in Carolina Financial merger	5,816	0

Balance, end of period	$12,837	$4,703

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	June 30, 2020	December 31, 2019
Balance, beginning of period	$384,375	$247,104
Originations	2,363,759	2,941,722
Sales	(2,261,049)	(2,888,257)
Total gains or losses during the period recognized in earnings	78,712	83,806

Balance, end of period	$565,797	$384,375

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	June 30, 2020	December 31, 2019
Balance, beginning of period	$4,518	$4,103
Transfers other	15,902	415

Balance, end of period	$20,420	$4,518

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Assets
Loans held for sale
Income from mortgage banking activities	$8,846	$4,578

Description	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Assets
Loans held for sale
Income from mortgage banking activities	$10,471	$6,542
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2020			December 31, 2019
Description	Unpaid Principal Balance	Fair Value	Fair Value Ove r / (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Assets
Loans held for sale	$591,397	$611,277	$19,880	$375,274	$384,375	$9,101
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended June 30, 2020. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually
or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock, United performed a qualitative assessment to determine if any indicators of impairment would imply that it was more likely than not that goodwill was impaired as of June 30, 2020. After assessing several impairment indicators, United determined that it was not more-likely-than-not
that goodwill was impaired as of June 30, 2020. In subsequent periods,
COVID-19
could cause a further and sustained decline in our stock price and other impairment indicators which would cause us to perform a goodwill impairment test and could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Carolina Financial in the second quarter of 2020, no other fair value measurement of intangible assets was made during the first six months of 2020 and 2019.

Mortgage Servicing Rights (
“
MSRs
”
):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prep ayment speeds,

projected
d
elinquency rates, and ancillary fee income net of servicing costs. For June 30, 2020, the average range of discount rates was 10.50% to 12.91% with a weighted average discount rate of 10.63%; the average range of constant prepayment rates was 7.08% to 15.66% with a weighted average prepayment rate of 14.40%; the net servicing fee was 0.26%; and th
e
  delinquency rate
, including loans on forbearance
was 3.78%.
The Company recorded a $710 temporary impairment of mortgage servicing rights in the quarter ended June 30, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at June 30, 2020
Description	Balance as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$14,707	$0	$14,707	$0	$(2)
Individually assessed loans	59,488	0	49,732	9,756	568
OREO	29,947	0	29,898	49	(440)
Mortgage servicing rights	20,200	0	0	20,200	(710)

		Carrying value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$3,139	$0	$3,139	$0	$(4)
Impaired Loans	68,213	0	55,792	12,421	1,831
OREO	15,515	0	15,495	20	(785)

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

Summary of Fair Values for All Financial
Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Cash and cash equivalents	$2,062,813	$2,062,813	$0	$2,062,813	$0
Securities available for sale	2,799,941	2,799,941	6,432	2,780,672	12,837
Securities held to maturity	1,221	1,220	0	200	1,020
Equity securities	9,875	9,875	9,875	0	0
Other securities	251,161	238,603	0	0	238,603
Loans held for sale	625,984	625,984	0	60,187	565,797
Net loans	17,777,281	17,191,993	0	0	17,191,993
Derivative financial assets	29,578	29,578	0	9,158	20,420
Mortgage servicing rights	20,200	20,200	0	0	20,200
Deposits	19,893,843	19,902,498	0	19,902,498	0
Short-term borrowings	176,168	176,168	0	176,168	0
Long-term borrowings	1,633,891	1,597,685	0	1,597,685	0
Derivative financial liabilities	14,307	14,307	0	14,307	0
December 31, 2019
Cash and cash equivalents	$837,493	$837,493	$0	$837,493	$0
Securities available for sale	2,437,296	2,437,296	6,586	2,426,007	4,703
Securities held to maturity	1,446	1,447	0	427	1,020
Equity securities	8,894	8,894	8,894	0	0
Other securities	222,161	211,053	0	0	211,053
Loans held for sale	387,514	387,514	0	3,139	384,375
Net loans	13,635,072	13,185,955	0	0	13,185,955
Derivative financial assets	4,527	4,527	0	9	4,518
Deposits	13,852,421	13,843,077	0	13,843,077	0
Short-term borrowings	374,654	374,654	0	374,654	0
Long-term borrowings	1,838,029	1,820,297	0	1,820,297	0
Derivative financial liabilities	3,065	3,065	0	3,065	0
15. STOCK BASED COMPENSATION
On May 12, 2020, United’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The 2020 LTI Plan became effective May 1
3
, 2020. An award granted under the 2020 LTI Plan may consist of any non-qualified
stock options or incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2020 LTI Plan is 2,300,000. The 2020 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the “Board”). Unless otherwise determined by the Board, the Compensation Committee of the Board (the “Committee”) shall administer the
2020 LTI Plan. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any non-employee
director during any calendar year is 10,000 or, if such Award is payable in cash, the Fair Market Value equivalent thereof. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 10,000 shares to any individual non-employee
director. Subject to certain change in control provisions, the 2020 LTI Plan provides that all awards

will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award.
United adopted a clawback policy that applies to named executive officers and other executive officers and permits the Committee to cancel certain awards to recoup gains realized from previous awards should United be required to prepare an accounting restatement due to materially inaccurate performance metrics.
A For
m
S-8
was filed on May 29, 2020 with the Securities and Exchange Commission to register all the shares which were available for the 2020 LTI Plan. The 2020 LTI Plan replaces the 2016 LTI Plan.

Compensation expense of $1,369 and $2,622 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2020, respectively, as compared to the compensation expense of $1,198 and $2,311 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of 2019, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
United currently has options outstanding from various option plans other than the 2020 LTI Plan (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.
A summary of activity under United’s stock option plans as of June 30, 2020, and the changes during the first six months of 2020 are presented below:

	Six Months Ended June 30, 2020
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2020	1,715,316			$34.49
Assumed in Carolina Financial merger	117,116			12.14
Granted	183,551			32.51
Exercised	(14,994)			20.48
Forfeited or expired	(8,915)			28.47

Outstanding at June 30, 2020	1,992,074	$2,513	5.5	$33.13

Exercisable at June 30, 2020	1,446,719	$2,513	4.4	$31.67

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	589,737	$7.62
Granted	183,551	5.65
Vested	(225,582)	7.68
Forfeited or expired	(2,351)	7.32

Nonvested at June 30, 2020	545,355	$6.93

During the six months ended June 30, 2020 and 2019, 14,994 and 47,960 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2020 and 2019 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2020 and 2019 was $249 and $713 respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share.

The following summarizes the changes to United’s restricted common shares for the period ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	247,896	$39.20
Granted	175,495	32.51
Vested	(88,671)	39.32
Forfeited	(946)	36.58

Outstanding at June 30, 2020	333,774	$35.66

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2020 and 2019.
In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the “Plan”) was amended to change the participation rules. The decision to change the participation rules for the Plan followed current industry trends, as many large and medium size companies had taken similar steps. The amendment provides that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on current employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan.
Included in accumulated other comprehensive income at December 31, 2019 are unrecognized actuarial losses of $60,894 ($46,706 net of tax) that have not yet been recognized in net periodic pension cost. The amortization of this item expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2020 is $5,802 ($4,450 net of tax).
Net periodic pension cost for the three and six months ended June 30, 2020 and 2019 included the following components
:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Service cost	$715	$561	$1,430	$1,116

Interest cost	1,286	1,459	2,573	2,901
Expected return on plan assets	(2,630)	(2,356)	(5,259)	(4,686)
Recognized net actuarial loss	1,442	1,184	2,884	2,355

Net periodic pension cost	$813	$848	$1,628	$1,686

Weighted-Average Assumptions:
Discount rate	3.42%	4.52%	3.42%	4.52%
Expected return on assets	6.75%	7.00%	6.75%	7.00%
Rate of c ompensation i ncrease (prior to age 40)	5.00%	n/a	5.00%	n/a
Rate of c ompensation i ncrease (ages 40-54)	4.00%	n/a	4.00%	n/a
Rate of compensation increase (prior to age 45)	n/a	3.50%	n/a	3.50%
Rate of compensation increase (otherwise)	3.50%	3.00%	3.50%	3.00%

17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2020 and 2019, the total amount of accrued interest related to uncertain tax positions was $718 and $726, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016, 2017 and 2018 and certain State Taxing authorities for the years ended December 31, 2016 through 2018.
United’s effective tax rate was 17.30% and 18.38% for the second quarter and first six months of 2020 and 20.69% and 21.04% for the second quarter and first six months of 2019.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net Income	$52,686	$67,207	$92,869	$130,849
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(75)	0	(75)
Related income tax effect	0	17	0	17
Less: OTTI charges recognized in net income	0	75	0	75
Related income tax benefit	0	(17)	0	(17)
Reclassification of previous noncredit OTTI to credit OTTI	0	2,188	0	2,188
Related income tax benefit	0	(510)	0	(510)

Net unrealized (losses) gains on AFS securities with OTTI	0	1,678	0	1,678
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	37,756	21,141	60,859	43,379

Related income tax effect	(8,797)	(4,925)	(14,180)	(10,107)
Net reclassification adjustment for (gains) losses included in net income	(1,466)	130	(1,641)	(218)
Related income tax expense (benefit)	341	(30)	382	51

	27,834	16,316	45,420	33,105

Net effect of AFS securities on other comprehensive income	27,834	17,994	45,420	34,783

Cash flow hedge derivatives:
Unrealized loss on cash flow hedge	(1,659)	0	(1,659)	0
Related income tax effect	387	0	387	0

Net effect of cash flow hedge derivatives on other comprehensive income	(1,272)	0	(1,272)	0

Pension plan:
Recognized net actuarial loss	1,442	1,184	2,884	2,355
Related income tax benefit	(329)	(275)	(659)	(536)

Net effect of change in pension plan asset on other comprehensive income	1,113	909	2,225	1,819

Total change in other comprehensive income	27,675	18,903	46,373	36,602

Total Comprehensive Income	$80,361	$86,110	$139,242	$167,451

The components of accumulated other comprehensive income for the six months ended June 30, 2020 are as follows:
Changes in Accumulated Other Comprehensive Income (AOCI) by Component
(a)
For the Six Months Ended June 30, 2020

	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedge	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$7,956	$0	$(42,825)	$(34,869)
Other comprehensive income before reclassification	46,679	(1,272)	0	45,407
Amounts reclassified from accumulated other comprehensive income	(1,259)	0	2,225	966

Net current-period other comprehensive income, net of tax	45,420	(1,272)	2,225	46,373

Balance at June 30, 2020	$53,376	$(1,272)	$(40,600)	$11,504

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2020

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses (gains) included in net income	$(1,641)			Net investment securities (losses) gains

	(1,641)			Total before tax
Related income tax effect	382			Tax expense

	(1,259)			Net of tax
Cash flow hedge:
Net reclassification adjustment for losses (gains) included in net income	$0			Other income (expense)

	0			Total before tax
Related income tax effect	0			Tax expense

Pension plan:
Recognized net actuarial loss	2,884	(a	)
	2,884			Total before tax
Related income tax effect	(659)			Tax expense
	2,225
Total rec lassifications for the period	$966

(a) This AOCI component is included in the computation of net periodic pension cost (see Note 16, Employee Benefit Plans)

19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Distributed earnings allocated to common stock	$45,298	$34,604	$80,785	$69,276
Undistributed earnings allocated to common stock	7,262	32,446	11,840	61,276

Net earnings allocated to common shareholders	$52,560	$67,050	$92,625	$130,552

Average common shares outstanding	119,823,652	101,773,643	110,559,363	101,833,880
Equivalents from stock options	64,171	274,202	65,613	265,929

Average diluted shares outstanding	119,887,823	102,047,845	110,624,976	102,099,809

Earnings per basic common share	$0.44	$0.66	$0.84	$1.28
Earnings per diluted common share	$0.44	$0.66	$0.84	$1.28
20. VARIABLE INTEREST ENTITIES
Variable interest entities (“VIEs”) are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). VIEs can be structured as corporations, trusts, partnerships, or other legal entities. United’s business practices include relationships with certain VIEs. For United, the business purpose of these relationships primarily consists of funding activities in the form of issuing trust preferred securities.
United currently sponsors nineteen statutory business trusts that were created for the purpose of raising funds that originally qualified for Tier I regulatory capital. As previously discussed, these trusts now are considered Tier II regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.
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

Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month LIBOR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month LIBOR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month LIBOR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month LIBOR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month LIBOR + 2.95%	September 30, 2033
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2020			As of December 31, 2019
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,263	$284,657	$10,606	$257,941	$248,680	$9,261
(1) Represents investment in VIEs.
21. SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent Mortgage. Crescent Mortgage may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase rights to service loans from third parties. These rights are known as mortgage servicing rights provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.

The community banking segment provides the mortgage banking segment (George Mason and Crescent Mortgage) with short-term funds to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the
30-day
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2020 and 2019 is as follows:

	At and For the Three Months Ended June 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$167,703	$2,246	$(2,556)	$3,209	$170,602
Provision for loans losses	45,911	0	0	0	45,911
Other income	20,301	71,013	47	(2,971)	88,390
Other expense	106,477	35,261	7,398	238	149,374
Income taxes	5,841	6,946	(1,766)	0	11,021

Net income (loss)	$29,775	$31,052	$(8,141)	$0	$52,686

Total assets (liabilities)	$25,924,599	$730,637	$25,678	$(445,941)	$26,234,973
Average assets (liabilities)	24,198,414	660,483	16,574	(472,871)	24,402,600

	At and For the Three Months Ended June 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$152,517	$111	$(3,209)	$1,134	$150,553
Provision for loans losses	5,417	0	0	0	5,417
Other income	18,398	23,501	53	(2,157)	39,795
Other expense	82,304	18,771	143	(1,023)	100,195
Income taxes	17,207	1,004	(682)	0	17,529

Net income (loss)	$65,987	$3,837	$(2,617)	$0	$67,207

Total assets (liabilities)	$19,735,901	$442,188	$16,729	$(312,279)	$19,882,539
Average assets (liabilities)	19,447,629	326,525	5,387	(263,687)	19,515,854

	At and For the Six Months Ended June 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$308,123	$3,195	$(5,245)	$6,047	$312,120
Provision for loans losses	73,030	0	0	0	73,030
Other income	39,868	92,203	56	(6,931)	125,196
Other expense	186,941	56,018	8,432	(884)	250,507
Income taxes	16,191	7,219	(2,500)	0	20,910

Net income (loss)	$71,829	$32,161	$(11,121)	$0	$92,869

Total assets (liabilities)	$25,924,599	$730,637	$25,678	$(445,941)	$26,234,973
Average assets (liabilities)	21,825,005	513,431	21,756	(374,811)	21,985,381

	At and For the Six Months Ended June 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$298,407	$166	$(6,532)	$2,680	$294,721
Provision for loans losses	10,413	0	0	0	10,413
Other income	36,050	39,607	255	(4,894)	71,018
Other expense	158,298	33,613	(77)	(2,214)	189,620
Income taxes	34,873	1,286	(1,302)	0	34,857

Net income (loss)	$130,873	$4,874	$(4,898)	$0	$130,849

Total assets (liabilities)	$19,735,901	$442,188	$16,729	$(312,279)	$19,882,539
Average assets (liabilities)	19,324,956	296,008	1,824	(239,281)	19,383,507

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS
(“COVID-19”)
PANDEMIC
As of December 31, 2019, there were reported cases of a “pneumonia of unknown cause” that were limited to one region of the world. By January 7, 2020, the exact strain, a new type of coronavirus, was identified, and initially named 2019-nCoV. On January 21, 2020 the first case of the new cornonavirus was reported in the U.S. On January 30, 2020, the World Health Organization (“WHO”) declared the outbreak a “Public Health Emergency of International Concern.” In February of 2020, the WHO officially began calling the disease
COVID-19.
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
On April 16, 2020, the Small Business Administration (“SBA”) announced that all available funds under the PPP had been exhausted and applications were no longer being accepted. In response, President Trump signed into law the “Paycheck Protection Program and Health Care Enhancement Act” on April 24, 2020. This legislation provides additional fiscal year (“FY”) 2020 emergency supplemental funding to increase by $310 billion, the amount authorized and appropriated for commitments for the PPP authorized under section 7(a) of the Small Business Act, economic injury disaster loans and emergency grants under the CARES Act, to fund hospital and provider recovery and testing, and for other purposes. On June 5, 2020, President Trump signed int law the “Paycheck Protection Program Flexibility Act of 2020 (PPPFA),” which amends the PPP to give borrowers more freedom in how and when loan funds are spent while retaining the possibility of full forgiveness. Key components of the PPPFA are summarized below:

•	The PPPFA amends the PPP to give borrowers more time to spend loan funds and still obtain forgiveness.

•	Borrowers now have 24 weeks to spend loan proceeds, up from 8 weeks.

•	The Act also reduces mandatory payroll spending from 75% to 60%.

•	Two new exceptions let borrowers obtain full forgiveness even without fully restoring their workforce.

•	Changes made by the PPPFA have been incorporated in new forgiveness applications released by the SBA.

•	Time to pay off the loan has been extended to five years from the original two.

•	The Act now allows businesses to delay paying payroll taxes even if they took a PPP loan.
New legislation signed by the President July 4, 2020, extends the deadline to apply for a PPP loan through August 8, 2020. The original application deadline was June 30, 2020. The new legislation involves $134 billion in unspent PPP funds when the application process shut down at the end of June. Those funds are once again available giving Congress time to decide how to re-appropriate
anything left after August 8. As of June 30, 2020, United had processed over 8,000 loans totaling over $1.3 billion under the PPP and recognized $4.8 million of fee income during the second quarter and first six months of 2020 related to the PPP loans.
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
Impact on our Financial Position and Results of Operations
. Significant uncertainties as to future economic conditions exist. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. For the first half of 2020, the economic pressures, existing and forecasted, as of end of the first and second quarters, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the first six months. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives in the first quarter of 2020.
In addition, the economic pressures and uncertainties arising from the
COVID-19
pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services United offers. Consumers affected by
COVID-19
may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, United lends to customers operating in such industries including energy, restaurants, hotels/lodging, aviation, entertainment, retail and commercial real estate, among others, that have been significantly impacted by
COVID-19
and we are continuing to monitor these customers closely. In response to the
COVID-19
pandemic, United has taken deliberate actions to increase
on-balance
sheet liquidity and increase capital ratio levels. In keeping with guidance from regulators, United is also actively working with
COVID-19
affected customers to waive fees from a variety of sources (overdraft fees, ATM fees, account maintenance fees, etc.) as well as affected borrowers to defer their payments, interest, and fees. These measures are thought, at this time, to be temporary in conjunction with the length of the expected
COVID-19
pandemic related economic crisis. As of June 30, 2020, United has made 5,504 eligible loan modifications on approximately $3.26 billion of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings”, of the CARES Act. The Company continues to monitor the impact of the
COVID-19
pandemic closely, as well as any effects that may result from the CARES Act and any subsequent legislation; however, the extent to which the
COVID-19
pandemic will impact United’s operations and financial results during the remainder of 2020 is highly uncertain.
For a discussion of the United’s liquidity and capital resources in light of the
COVID-19
pandemic please refer to the sections with the captions of “Liquidity” and “Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

ADOPTION OF THE CURRENT EXPECTED CREDIT LOSSES STANDARD
The Company has adopted Accounting Standards Update (“ASU”)
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended, on January 1, 2020, as required by the Financial Accounting Standards Board (“FASB”). ASU
No. 2016-13
was adopted by United using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57.44 million and a decrease to retained earnings of $44.33 million, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of ASU
No. 2016-13
on regulatory capital, followed by a three-year transition period. The adoption of ASU
No. 2016-13
had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios.
ASU
2016-13
requires entities to report “expected” credit losses on financial instruments measured at amortized cost and other commitments to extend credit rather than the prior “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Based on poor economic conditions at June 30, 2020 and March 31, 2020, management recorded $27.12 million and $16.96 million in provision for credit losses related to United’s loan portfolio for the second quarter and first quarter of 2020, respectively. In addition, United recorded a provision for loan losses of $28.95 million during the second quarter of 2020 on purchased non-credit
deteriorated
(“non-PCD”)
loans from the Carolina Financial acquisition. For a further discussion, see the “Provision for Credit Losses” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ACQUISITION
On May 1, 2020, United acquired 100% of the outstanding common stock of Carolina Financial Corporation (“Carolina Financial”), headquartered in Charleston, South Carolina. Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. CresCom Bank owned and operated Crescent Mortgage Company, which is based in Atlanta. Crescent Mortgage Company is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. As a result of the merger, Crescent Mortgage became an indirectly-owned subsidiary of United. The Carolina Financial merger was accounted for under the acquisition method of accounting. At consummation, Carolina Financial had assets of $5.06 billion, portfolio loans of $3.29 billion and deposits of $3.88 billion.
The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the second quarter and first half of 2020 were impacted by two months of increased levels of average balances, income, and expense as compared to the second quarter and first half of 2019. In addition, the second quarter and first half of 2020 included $46.45 million and $48.01 million, respectively, of merger-related expenses from the Carolina Financial acquisition.
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
Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. At this time, however, it is unclear whether these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what impact they will ultimately have on the broader markets that utilize LIBOR as a reference rate.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2020, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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
non-GAAP
financial measure.
Generally, United has presented a
non-GAAP
financial measure because it believes that this measure provides meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of a non-GAAP
financial measure is consistent with how United’s management evaluates its performance internally and this non-GAAP
financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as tax-equivalent
(“FTE”) net interest income and return on average tangible equity. Management believes these non-GAAP
financial measures to be helpful in understanding United’s results of operations or financial position.

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
Allowance for Loan Losses
The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At June 30, 2020, the allowance for loan losses was $215.12 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $21.51 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the first six months of 2020 net income by approximately $16.99 million, after-tax
or $0.15 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this MD&A.
Income Taxes
United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC Topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note 17, Notes to Consolidated Financial Statements for information regarding United’s ASC Topic 740 disclosures.
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

At June 30, 2020, approximately 13.63% of total assets, or $3.58 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 82.40% or $2.95 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 17.60% or $629.06 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At June 30, 2020, only $14.31 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 14 for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL CONDITION
United’s total assets as of June 30, 2020 were $26.23 billion, which was an increase of $6.57 billion or 33.43% from December 31, 2019, primarily the result of the acquisition of Carolina Financial on May 1, 2020 and PPP loans. Portfolio loans increased $4.28 billion or 31.22%, cash and cash equivalents increased $1.23 billion or 146.31%, investment securities increased $392.40 million or 14.70%, loans held for sale increased $238.47 million or 61.54%, goodwill increased $316.77 million or 21.43%, other assets increased $130.14 million or 29.45%, bank premises and equipment increased $84.59 million or 87.53% and interest receivable increased $9.68 million or 16.66% due primarily to the Carolina Financial merger. Total liabilities increased $5.74 billion or 35.21% from year-end
2019. This increase in total liabilities was due mainly to an increase of $6.04 billion or 43.61% and $76.52 million or 44.93% in deposits and accrued and other liabilities, respectively, mainly due to the Carolina Financial acquisition. Partially offsetting these increases was a decrease of $402.62 million or 18.20% in borrowings. Shareholders’ equity increased $834.02 million or 24.79% from year-end
2019 due primarily to the acquisition of Carolina Financial.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2020 increased $1.23 billion or 146.31% from year-end
2019. In particular, interest-bearing deposits with other banks increased $1.14 billion or 174.42% as United increased its liquidity due to the
COVID-19
pandemic by placing excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $89.06 million or 48.08% due to increases of $32.51 million in cash and $24.93 million in process with the Federal Reserve. Federal funds sold were flat, increasing $3 thousand or less than 1%. During the first six months of 2020, net cash of $72.10 million and $1.31 billion were provided by operating and financing activities, respectively, while net cash of $157.31 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2020 and 2019.

Securities
Total investment securities at June 30, 2020 increased $392.40 million or 14.70% from year-end
2019. Carolina Financial added $580.85 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $362.65 million or 14.88%. This change in securities available for sale reflects $559.29 million acquired from Carolina Financial, $412.07 million in sales, maturities and calls of securities, $159.55 million in purchases, and an increase of $59.22 million in market value. Securities held to maturity declined $225 thousand or 15.56% from year-end
2019 due to maturities and calls of securities. Equity securities were $9.88 million at June 30, 2020, an increase of $981 thousand or 11.03% due mainly to a change in value. Other investment securities increased $29.00 million or 13.05% from year-end
2019. Carolina Financial added $20.11 million in other investment securities. The remainder of the increase from year-end
2019 is due mainly to purchases of Federal Reserve Bank (FRB) stock and investment tax credits partially offset by a decline in Federal Home Loan Bank (FHLB) stock.

The following table summarizes the changes in the available for sale securities since year-end
2019:

(Dollars in thousands)	June 30 2020	December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$67,303	$58,676	$8,627	14.70%
State and political subdivisions	520,880	272,362	248,518	91.25%
Mortgage-backed securities	1,533,981	1,455,340	78,641	5.40%
Asset-backed securities	277,721	276,139	1,582	0.57%
Trust preferred collateralized debt obligations	12,837	4,703	8,134	172.95%
Single issue trust preferred securities	16,191	16,774	(583)	(3.48%)
Corporate securities	371,028	353,302	17,726	5.02%

Total available for sale securities, at fair value	$2,799,941	$2,437,296	$362,645	14.88%

The following table summarizes the changes in the held to maturity securities since year-end
2019:

(Dollars in thousands)	June 30 2020		December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0		$0	$0	0.00%
State and political subdivisions	1,201	(1)	1,426	(225)	(15.78%)
Mortgage-backed securities	0		0	0	0.00%
Single issue trust preferred securities	0		0	0	0.00%
Other corporate securities	20		20	0	0.00%

Total held to maturity securities, at amortized cost	$1,221		$1,446	$(225)	(15.56%)

Note
: (1) net of allowance for credit losses of $14 thousand.
At June 30, 2020, gross unrealized losses on available for sale securities were $21.18 million. Securities with the most significant gross unrealized losses at June 30, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities are backed by Federal Family Education Loan Program (FFELP) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
As of June 30, 2020, United’s mortgage-backed securities had an amortized cost of $1.47 billion, with an estimated fair value of $1.53 billion. The portfolio consisted primarily of $819.07 million in agency residential mortgage-backed securities with a fair value of $848.23 million, $61.95 million in non-agency
residential mortgage-backed securities with an estimated fair value of $62.97 million, and $591.30 million in commercial agency mortgage-backed securities with an estimated fair value of $622.79 million.
As of June 30, 2020, United’s corporate securities had an amortized cost of $689.33 million, with an estimated fair value of $677.78 million. The portfolio consisted of $11.90 million in Trup Cdos with a fair value of $12.84 million and $18.21 million in single issue trust preferred securities with an estimated fair value of $16.19 million. In addition to the trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $293.29 million and a fair value of $277.72 million and other corporate securities, with an amortized cost of $365.93 million and a fair value of $371.03 million.
The Trup Cdos consisted of pools of trust preferred securities issued by trusts related to financial institutions. United’s Trup Cdos had a fair value of $12.84 million as of June 30, 2020. As of June 30, 2020, 69% of the Trup Cdos were rated below investment grade. United’s single-issue trust preferred securities had a fair value of $16.19 million as of

June 30, 2020. Of the $16.19 million, $10.47 million or 64.69% were investment grade; $0.88 million or 5.43% were split rated; and $4.84 million or 29.88% were unrated. The two largest exposures accounted for 69.96% of the $16.19 million. These included Truist Bank at $6.49 million and Emigrant Bank at $4.84 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
The following is a summary of available for sale single-issue trust preferred securities as of June 30, 2020:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,741	$4,837	$904
Truist Bank	Baa1	NR	BBB	4,963	4,349	614
M&T Bank	NR	BBB-	BBB-	3,048	3,207	(159)
Truist Bank	NR	BBB-	BBB	2,481	2,141	340
HSBC	Baa2	BBB	NR	1,000	778	222
Royal Bank of Scotland	Baa3	BB+	BBB	978	879	99

				$18,211	$16,191	$2,020

During the second quarter of 2020, United did not recognize any impairment on investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2020 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not an adverse change in the expected contractual cash flows. Based on a review of each of the securities in the investment portfolio, management concluded that it was not probable that it would be unable to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $238.47 million or 61.54% from year-end
2019 due mainly to the acquisition of Carolina Financial and its mortgage banking subsidiary, Crescent Mortgage, and increased production. Carolina Financial added $65.76 million in loans held for sale. In addition, loan originations exceeded loan sales in the secondary market during the first six months of 2020. Loan originations for the first six months of 2020 were $2.38 billion while loans sales were $2.21 billion. Loans held for sale were $625.98 million at June 30, 2020 as compared to $387.51 million at year-end
2019.
Portfolio Loans
Loans, net of unearned income, increased $4.28 billion or 31.22% from year-end
2019 mainly as a result of the Carolina Financial acquisition which added $3.29 billion, including purchase accounting amounts, in portfolio loans. Since year-end
2019, commercial, financial and agricultural loans increased $3.29 billion or 44.15% as commercial loans (not secured by real estate) increased $1.83 billion or 80.02%, including $1.27 billion in PPP loans, while commercial real estate loans increased $1.46 billion or 28.29%. Consumer loans increased $37.32 million or 3.20% due to an increase in indirect automobile financing in addition to the loans acquired from Carolina Financial. In addition, construction and land development loans increased $367.52 million or 26.10% while residential real estate loans increased $623.76 million or 16.92%. These increases were due primarily to the Carolina Financial acquisition. Otherwise, portfolio loans, net of unearned income, increased $1.03 billion from year-end
2019. Unearned income on loans and leases increased $38.73 million from year-end
2019 due mainly to the deferred loan fees on the PPP loans.

The following table summarizes the changes in the major loan classes since year-end
2019:

(Dollars in thousands)	June 30 2020	December 31 2019	$ Change	% Change
Loans held for sale	$625,984	$387,514	$238,470	61.54%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,624,760	$1,201,652	$423,108	35.21%
Nonowner-occupied commercial real estate	5,004,790	3,965,960	1,038,830	26.19%
Other commercial loans and leases	4,113,505	2,285,037	1,828,468	80.02%

Total commercial, financial, and agricultural	$10,743,055	$7,452,649	$3,290,406	44.15%
Residential real estate	4,310,156	3,686,401	623,755	16.92%
Construction & land development	1,775,728	1,408,205	367,523	26.10%
Consumer:
Bankcard	8,465	10,074	(1,609)	(15.97%)
Other consumer	1,195,150	1,156,219	38,931	3.37%

Total gross loans and leases	$18,032,554	$13,713,548	$4,319,006	31.49%
Less: Unearned income	(40,152)	(1,419)	(38,733)	2729.60%

Total loans and leases, net of unearned income	$17,992,402	$13,712,129	$4,280,273	31.22%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $130.14 million or 29.45% from
year-end
2019. The Carolina Financial acquisition added $160.48 million in other assets plus an additional $3.04 million in core deposit intangibles and $1.37 million for the Crescent Mortgage trade name intangible. The cash surrender value of bank-owned life insurance policies increased $71.97 million, of which $71.88 million was acquired from Carolina Financial while the remaining increase was due to an increase in the cash surrender value. Deferred tax assets increased $17.02 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Carolina Financial acquisition. The remainder of the increase in other assets is the result of an increase of $24.60 million in derivative assets from Carolina Financial and an increase of $14.43 million in OREO.
Deposits
Deposits represent United’s primary source of funding. Total deposits at June 30, 2020 increased $6.04 billion or 43.61% as the result of the Carolina Financial acquisition. Carolina Financial added $3.88 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $2.48 billion or 53.56% ($893.07 million added from Carolina Financial acquisition) while interest-bearing deposits increased $3.57 billion or 38.63% ($2.99 billion added from Carolina Financial acquisition) from December 31, 2019. Organically, deposits grew $2.16 billion from year-end
2019.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $2.48 billion increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $1.62 billion or 67.52% and personal noninterest-bearing deposits of $274.28 million or 36.89% as the result of the Carolina Financial acquisition. In addition, sweep activity to noninterest bearing MMDAs increased $549.62 million or 44.34%.

Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. All major categories of interest-bearing deposits increased from year-end
2019 as the result of the Carolina Financial acquisition. In particular, interest-bearing MMDAs increased $1.35 billion or 23.89% since year-end
2019 as commercial MMDAs increased $654.00 million, personal MMDAs increased $497.80 million, public funds MMDAs increased $159.01 million, and brokered MMDAs increased $39.70 million. NOW accounts increased $704.08 million or 189.18% since year-end
2019. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $962.06 million or 52.85% mainly due to an $590.50 million increase in personal NOW accounts.
Regular savings increased $342.63 million or 38.81% from
year-end
2019 due to a $302.03 million increase in personal savings accounts and a $42.58 million increase in commercial savings accounts as the result of the Carolina Financial acquisition.
Time deposits under $100,000 increased $374.16 million or 57.68% from year-end
2019 due mainly to an increase in fixed rate certificates of deposits (CDs) of $792.50 million due to the Carolina Financial acquisition. Time deposits over $100,000 increased $794.83 million or 49.68% as brokered deposits increased $197.85 million, fixed rate CDs increased $174.19 million, Certificate of Deposit Account Registry Service (“CDARS”) balances decreased $83.27 million and public funds CDs over $100,000 increased $65.97 million, all as a result of the Carolina Financial acquisition.
The table below summarizes the changes by deposit category since year-end
2019:

(Dollars in thousands)	June 30 2020	December 31 2019	$ Change	% Change
Demand deposits	$5,307,461	$3,381,866	$1,925,595	56.94%
Interest-bearing checking	1,076,250	372,175	704,075	189.18%
Regular savings	1,225,522	882,889	342,633	38.81%
Money market accounts	8,791,822	6,891,696	1,900,126	27.57%
Time deposits under $100,000	1,098,106	723,941	374,165	51.68%
Time deposits over $100,000 (1)	2,394,682	1,599,854	794,828	49.68%

Total deposits	$19,893,843	$13,852,421	$6,041,422	43.61%

(1)	Includes time deposits of $250,000 or more of $1,165,068 and $803,414 at June 30, 2020 and December 31, 2019, respectively.
Borrowings
Total borrowings at June 30, 2020 decreased $402.62 million or 18.20% since year-end
2019. Carolina Financial added $374.74 million, including purchase accounting amounts, upon consummation of the acquisition. During the first six months of 2020, short-term borrowings decreased $198.49 million or 52.98% due to a $250.00 million decrease in short term FHLB advances while securities sold under agreements to repurchase increased $51.51 million or 41.33%. Carolina Financial added $332.00 million in short-term borrowings, most of which was repaid prior to quarter-end.
Long-term borrowings decreased $204.14 million or 11.11% from year-end
2019 as long-term FHLB advances decreased $246.99 million and issuances of trust preferred capital securities increased $32.98 million. Including purchase accounting amounts, Carolina Financial added $42.74 million in long-term borrowings, which included subordinated debt of $9.87 million.

The table below summarizes the change in the borrowing categories since year-end
2019:

(Dollars in thousands)	June 30 2020	December 31 2019	$ Change	% Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	176,168	124,654	51,514	41.33%
Short-term FHLB advances	0	250,000	(250,000)	(100.00%)
Long-term FHLB advances	1,354,879	1,601,865	(246,986)	(15.42%)
Subordinated debt	9,865	0	9,865	100.00%
Issuances of trust preferred capital securities	269,147	236,164	32.983	13.97%

Total borrowings	$1,810,059	$2,212,683	$(402,624)	(18.20%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2020 increased $76.52 million or 44.93% from year-end
2019. Carolina Financial added $32.31 million. In particular, accounts payable associated with George Mason increased $32.41 million due to timing differences and derivative liabilities increased $11.24 million. In addition, accrued mortgage escrow liabilities increased $13.12 million and dividends payable increased $9.16 million. Partially offsetting these increases was a decrease of $3.55 million in business franchise taxes payable due to payments.
Shareholders’ Equity
Shareholders’ equity at June 30, 2020 was $4.20 billion, which was an increase of $834.02 million or 24.79% from year-end
2019 mainly as the result of the Carolina Financial acquisition. The Carolina Financial transaction added approximately $817.83 million in shareholders’ equity as 28,031,501 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $816.00 million.
Retained earnings decreased $32.48 million or 2.87% from
year-end
2019. Earnings net of dividends for the first six months of 2020 were $11.85 million. Amount recognized for the adoption of ASU
No. 2016-13
was a reduction of $44.33 million in retained earnings.
Accumulated other comprehensive income increased $46.37 million or 132.99% from year-end
2019 due mainly to an increase of $45.42 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax
accretion of pension costs was $2.23 million for the first six months of 2020. During the second quarter of 2020, United recognized a downward fair value adjustment of $1.27 million on a new cash flow hedge.
RESULTS OF OPERATIONS
Overview
Net income for the second quarter of 2020 was $52.69 million or $0.44 per diluted share, as compared to $67.21 million or $0.66 per diluted share for the prior year second quarter. Net income for the first six months of 2020 was $92.87 million or $0.84 per diluted share compared to $130.85 million or $1.28 per share for the first six months of 2019. The lower amount of net income in 2020 was driven primarily by significant merger-related expenses from the Carolina Financial acquisition and a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the new CECL accounting standard. The higher amount of provision expense resulting from
COVID-19
is an industry-wide issue affecting bank earnings nationwide.

As previously mentioned, United completed its acquisition of Carolina Financial on May 1, 2020. The financial results of Carolina Financial are included in United’s results from the acquisition date. As a result of the acquisition, the first half and second quarter of 2020 were impacted for two months of increased levels of average balances, income, and expense as compared to the first half and second quarter of 2019 and the first quarter of 2020.
For the second quarter of 2020, United’s annualized return on average assets was 0.87% and return on average shareholders’ equity was 5.40% as compared to 1.38% and 8.12% for the second quarter of 2019. United’s annualized return on average assets for the first six months of 2020 was 0.85% and return on average shareholders’ equity was 5.16% as compared to 1.36% and 8.00% for the first six months of 2019. For the second quarter and first half of 2020, United’s annualized return on average tangible equity was 9.58% and 9.28%, respectively, as compared to 14.90% and 14.78% for the second quarter and first half of 2019, respectively.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$52,686	$67,207	$92,869	$130,849
(b) Number of days	91	91	182	181
Average Total Shareholders’ Equity (GAAP)	$3,921,289	$3,220,987	$3,620,425	$3,299,061
Less: Average Total Intangibles	(1,708,683)	(1,512,400)	(1,607,977)	(1,513,279)

(c) Average Tangible Equity (non-GAAP)	$2,212,606	$1,808,587	$2,012,448	$1,785,782
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 366 or 365/ (c)	9.58%	14.90%	9.28%	14.78%
Net interest income for the second quarter of 2020 was $170.60 million which was an increase of $20.05 million or 13.32% from the second quarter of 2019. The increase in net interest income occurred because total interest income decreased $528 thousand while total interest expense decreased $20.58 million from the second quarter of 2019. Net interest income for the first half of 2020 was $312.12 million, an increase of $17.40 million or 5.90% from the first half of 2019. The increase in net interest income occurred because total interest income decreased $9.14 million while total interest expense decreased $26.54 million from the first six months of 2019.
The provision for credit losses was $45.91 million and $73.03 million for the second quarter and first six months of 2020, respectively, as compared to $5.42 million and $10.41 million for the second quarter and first six months of 2019, respectively. The higher amount of provision expense for 2020 compared to 2019 was due mainly to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans from Carolina Financial and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020 . For the second quarter of 2020, noninterest income was $88.39 million, which was an increase of $48.60 million or 122.11% from the second quarter of 2019. Noninterest income for the first six months of 2020 was $125.20 million which was an increase of $54.18 million or 76.29% from the first six months of 2019. For the second quarter of 2020, noninterest expense increased $49.18 million or 49.08% from the second quarter of 2019. For the first six months of 2020, noninterest expense increased $60.89 million or 32.11% from the first six months of 2019.
Income taxes for the second quarter of 2020 were $11.02 million as compared to $17.53 million for the second quarter of 2019. For the first six months of 2020 and 2019, income tax expense was $20.91 million and $34.86 million, respectively. For the quarters ended June 30, 2020 and 2019, United’s effective tax rate was 17.30% and 20.69%, respectively. The effective tax rate for the first six months of 2020 and 2019 was 18.38% and 21.04%, respectively.
The following discussion explains in more detail the results of operations by major category.

Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the second quarter of 2020 was $29.78 million compared to net income of $65.99 million for the second quarter of 2019. Net income attributable to the community banking segment for the first half of 2020 was $71.83 million compared to net income of $130.87 million for the first half of 2019. As previously mentioned, the lower amount of net income in 2020 was driven primarily by merger-related expenses from the Carolina Financial acquisition and a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020.
Net interest income increased $15.19 million to $167.70 million for the second quarter of 2020, compared to $152.52 million for the same period of 2019. Net interest income increased $9.72 million to $308.12 million for the first half of 2020, compared to $298.41 million for the same period of 2019. Net interest income for the second quarter and first half of 2020 increased from the second quarter and first half of 2019 due mainly to an increase in average earning assets as a result of the Carolina Financial acquisition.
Provision for loan losses was $45.91 million for the three months ended June 30, 2020 compared to a provision of $5.42 million for the same period of 2019. Provision for loan losses was $73.03 million for the six months ended June 30, 2020 compared to a provision of $10.41 million for the same period of 2019. The increases for the second quarter and first half of 2020 were due mainly to a provision for loan losses of $28.95 million recorded on purchased non-credit
deteriorated
(non-PCD)
loans from Carolina Financial and the impact from the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic.
Noninterest income increased $1.90 million for the second quarter of 2020 to $20.30 million as compared to $18.40 million for the second quarter of 2019. Noninterest income for the first half of 2020 increased $3.82 million to $39.87 million for the first half of 2020 as compared to $36.05 million for the first half of 2019. The increases in 2020 were due mainly to increased net gains on investment securities transactions.
Noninterest expense was $106.47 million for the second quarter of 2020, compared to $82.30 million for the same period of 2019. Noninterest expense was $186.94 million for the six months ended June 30, 2020, compared to $158.30 million for the same period of 2019. The increases in noninterest expense in 2020 were primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $31.05 million and $32.16 million for the second quarter and the first half of 2020, respectively, as compared to net income of $3.84 million and $4.87 million for the first half of 2019. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $71.01 million and $92.20 million for the second quarter and first half of 2020 as compared to $23.50 million and $39.61 million for the second quarter and first half of 2019. The increases in 2020 were due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense was $35.26 million and $56.02 million for the second quarter and first half of 2020 as compared $18.77 million and $33.61 million for the second quarter and first half of 2019. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The increases in 2020 were due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the employees added from the Carolina Financial acquisition.
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
Net interest income for the second quarter of 2020 was $170.60 million, which was an increase of $20.05 million or 13.32% from the second quarter of 2019. The $20.05 million increase in net interest income occurred because total interest income decreased $528 thousand while total interest expense decreased $20.58 million from the second quarter of 2019. Net interest income for the first half of 2020 was $312.12 million, which was an increase of $17.40 million or 5.90% from the first half of 2019. The $17.40 million increase in net interest income occurred because total interest income decreased $9.14 million while total interest expense decreased $26.54 million from the first half of 2019. On a linked-quarter basis, net interest income for the second quarter of 2020 increased $29.08 million or 20.55% from the first quarter of 2020. The $29.08 million increase in net interest income occurred because total interest income increased $18.24 million while total interest expense decreased $10.85 million from the first quarter of 2020.
Generally, interest income and interest expense for the second quarter and first half of 2020 decreased from the second quarter and first half of 2019 due to a decline in market interest rates which resulted in lower yields on average earning assets and lower funding costs. Also, a change in the mix of average earning assets also contributed to the decline in interest income for 2020 due mainly to the addition of low-yielding
PPP loans in the second quarter of 2020. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the second quarter of 2020 was $171.62 million, an increase of $20.09 million or 13.26% from the second quarter of 2019 due mainly to an increase in average earning assets from the Carolina Financial acquisition. Average earning assets for the second quarter of 2020 increased $4.46 billion or 25.91% from the second quarter of 2019 due mainly to a $3.36 billion or 24.34% increase in average net loans. Average short-term investments increased $778.13 million or 100.97% while average investment securities increased $315.59 million or 12.07%. In addition, the average cost of funds for the second quarter of 2020 decreased 84 basis points due primarily to a decline in interest rates from the second quarter of 2019. Partially offsetting the increases to tax-equivalent
net interest income for the second quarter of 2020 was a decrease of 97 basis points in the average yield on earning assets as compared to the second quarter of 2019 due to the decline in market interest rates and the low yield on the PPP loans. In addition, loan accretion on acquired loans was $9.55 million and $14.45 million for the second quarter of 2020 and 2019, respectively, a decline of $4.90 million. The net interest margin of 3.18% for the second quarter of 2020 was a decrease of 35 basis points from the net interest margin of 3.53% for the second quarter of 2019.

Tax-equivalent
net interest income for the first six months of 2020 was $313.92 million, an increase of $17.23 million or 5.81% from the first six months of 2019. This increase in tax-equivalent
net interest income was primarily attributable to an increase in average earning assets from the Carolina Financial acquisition. Average earning assets increased $2.41 billion or 14.15% from the first six months of 2019 as average net loans increased $1.83 billion or 13.35%. Average short-term investments and average investment securities increased $376.77 million or 49.91% and $204.84 million or 7.93%, respectively. In addition, the average cost of funds for the first half of 2020 decreased 55 basis points due primarily to a decline in interest rates from the first half of 2019. Partially offsetting the increases to tax-equivalent
net interest income for the first half of 2020 was a decrease of 67 basis points in the average yield on earning assets as compared to the first half of 2019 due to the decline in market interest rates and the low yield on the PPP loans. In addition, loan accretion on acquired loans was $19.10 million and $23.00 million for the first half of 2020 and 2019, respectively, a decline of $3.90 million. The net interest margin of 3.24% for the first half of 2020 was a decrease of 26 basis points from the net interest margin of 3.50% for the first half of 2019.
On a linked-quarter basis, net interest income for the second quarter of 2020 increased $29.08 million or 20.55% from the first quarter of 2020. United’s tax-equivalent
net interest income for the second quarter of 2020 increased $29.32 million or 20.60% from the first quarter of 2020 due mainly to an increase in average earning assets from the Carolina Financial acquisition. Average earning assets increased $4.36 billion or 25.20% for the linked-quarter. Average net loans increased $3.24 billion or 23.22% while average investment securities increased $287.61 million or 10.88%. Average short-term investments increased $834.25 million or 116.76%. In addition, the average cost of funds for the second quarter of 2020 decreased 55 basis points due primarily to a decline in market interest rates from the first quarter of 2020. Loan accretion on acquired loans was flat at $9.55 million for the second quarter and first quarter of 2020. Partially offsetting the increases to tax-equivalent
net interest income on a linked-quarter was a decrease of 51 basis points in the average yield on earning assets due mainly to the low yield on the PPP loans. The net interest margin of 3.18% for the second quarter of 2020 was a decrease of 12 basis points from the net interest margin of 3.30% for the first quarter of 2020.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments.
The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended June 30, 2020, June 30, 2019 and March 31, 2020 and the six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended
(Dollars in thousands)	June 30 2020	June 30 2019	March 31 2020
Loan accretion	$9,549	$14,451	$9,546
Certificates of deposit	2,611	197	141
Long-term borrowings	488	269	268

Total	$12,648	$14,917	$9,955

	Six Months Ended
(Dollars in thousands)	June 30 2020	June 30 2019
Loan accretion	$19,095	$22,995
Certificates of deposit	2,752	395
Long-term borrowings	756	537

Tax-equivalent net interest income	$22,603	$23,927

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended June 30, 2020, June 30, 2019 and March 31, 2020 and the six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended
(Dollars in thousands)	June 30 2020	June 30 2019	March 31 2020
Net interest income, GAAP basis	$170,602	$150,553	$141,518
Tax-equivalent adjustment (1)	1,018	977	782

Tax-equivalent net interest income	$171,620	$151,530	$142,300

	Six Months Ended
(Dollars in thousands)	June 30 2020	June 30 2019
Net interest income, GAAP basis	$312,120	$294,721
Tax-equivalent adjustment (1)	1,800	1,970

Tax-equivalent net interest income	$313,920	$296,691

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2020 and 2019 and the three months ended March 31, 2020. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month
periods ended June 30, 2020 and 2019, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and six-month
period ended June 30, 2020 and 2019. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,548,759	$1,868	0.49%	$770,625	$5,405	2.81%
Investment Securities:
Taxable	2,703,980	16,241	2.40%	2,455,549	17,748	2.89%
Tax-exempt	226,942	1,641	2.89%	159,781	1,218	3.05%

Total Securities	2,930,922	17,882	2.44%	2,615,330	18,966	2.90%
Loans, net of unearned income (2)	17,345,008	179,985	4.17%	13,888,716	175,851	5.08%
Allowance for loan losses	(170,947)			(76,682)

Net loans	17,174,061		4.21%	13,812,034		5.10%

Total earning assets	21,653,742	$199,735	3.70%	17,197,989	$200,222	4.67%

Other assets	2,748,858			2,317,865

TOTAL ASSETS	$24,402,600			$19,515,854

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$11,600,243	$19,249	0.67%	$9,753,724	$35,455	1.46%
Short-term borrowings	144,866	196	0.54%	136,230	608	1.79%
Long-term borrowings	2,070,557	8,670	1.68%	1,879,154	12,629	2.70%

Total Interest-Bearing Funds	13,815,666	28,115	0.82%	11,769,108	48,692	1.66%

Noninterest-bearing deposits	6,412,124			4,240,050
Accrued expenses and other liabilities	253,521			185,709

TOTAL LIABILITIES	20,481,311			16,194,867
SHAREHOLDERS’ EQUITY	3,921,289			3,320,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,402,600			$19,515,854

NET INTEREST INCOME		$171,620			$151,530

INTEREST SPREAD			2.88%			3.01%
NET INTEREST MARGIN			3.18%			3.53%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,131,633	$5,833	1.04%	$754,865	$11,242	3.00%
Investment Securities:
Taxable	2,620,604	33,210	2.53%	2,419,202	35,111	2.90%
Tax-exempt	166,512	2,520	3.03%	163,077	2,516	3.09%

Total Securities	2,787,116	35,730	2.56%	2,582,279	37,627	2.91%
Loans, net of unearned income (2)	15,708,515	339,436	4.34%	13,800,985	341,443	4.98%
Allowance for loan losses	(152,515)			(76,722)

Net loans	15,556,000		4.38%	13,724,263		5.01%

Total earning assets	19,474,749	$380,999	3.93%	17,061,407	$390,312	4.60%

Other assets	2,510,632			2,322,100

TOTAL ASSETS	$21,985,381			$19,383,507

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$10,439,513	$46,726	0.90%	$9,724,379	$68,093	1.41%
Short-term borrowings	141,146	654	0.93%	154,811	1,299	1.69%
Long-term borrowings	2,036,660	19,699	1.95%	1,788,790	24,229	2.73%

Total Interest-Bearing Funds	12,617,319	67,079	1.07%	11,667,980	93,621	1.62%

Non-interest bearing deposits	5,519,584			4,230,598
Accrued expenses and other liabilities	228,053			185,868

TOTAL LIABILITIES	18,364,956			16,084,446
SHAREHOLDERS’ EQUITY	3,620,425			3,299,061

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,985,381			$19,383,507

NET INTEREST INCOME		$313,920			$296,691

INTEREST SPREAD			2.86%			2.98%
NET INTEREST MARGIN			3.24%			3.50%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Loan Losses
For the quarters ended June 30, 2020 and 2019, the provision for loan losses was $45.91 million and $5.42 million, respectively. The provision for loan losses for the first six months of 2020 and 2019 was $73.03 million and $10.41 million, respectively. Net charge-offs were $4.34 million for the second quarter of 2020 as compared to net charge-offs of $5.90 million for the same quarter in 2019. Net charge-offs for the first six months of 2020 were $11.03 million as compared to $10.72 million for the first six months of 2019. The higher amount of provision expense for 2020 compared to 2019 was due mainly to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans from Carolina Financial and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020. On a linked-quarter basis, the provision for loan losses increased $18.79 million due primarily to the provision expense recorded on the non-PCD
loans acquired from Carolina Financial while net charge-offs decreased $2.34 million from the first quarter of 2020. Annualized net charge-offs as a percentage of average loans was 0.10% and 0.15% for the second quarter and first half of 2020, respectively.
As of June 30, 2020, nonperforming loans were $156.26 million or 0.87% of loans, net of unearned income as compared to nonperforming loans of $131.07 million or 0.96% of loans, net of unearned income at December 31, 2019. Nonperforming loans of $37.00 million were added from the Carolina Financial acquisition. The components of nonperforming loans include: 1) nonaccrual loans, 2) loans which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $11.15 million at June 30, 2020, an increase of $1.66 million or 17.43% from $9.49 million at year-end
2019. This increase was primarily due to loans that had matured at quarter-end
and were in the process of renewal. At June 30, 2020, nonaccrual loans were $67.67 million, which was an increase of $4.46 million or 7.06% from $63.21 million at year-end
2019. This increase was primarily due to nonaccrual loans added from the Carolina Financial acquisition. Restructured loans were $77.44 million at June 30, 2020, an increase of $19.07 million or 32.67% from $58.37 million at year-end
2019. This increase was primarily due to restructured loans added from the Carolina Financial acquisition and loans being considered restructured under CECL partially offset by repayments and charge-offs of previously recognized impairments and repayment of several restructured loans. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $186.20 million, including OREO of $29.95 million at June 30, 2020, represented 0.71% of total assets.
United maintains an allowance for loan losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2020, the allowance for credit losses was $227.07 million as compared to $78.79 million at December 31, 2019.
At June 30, 2020, the allowance for loan losses was $215.12 million as compared to $77.06 million at December 31, 2019. The increase in the allowance for loan losses was due to the adoption of CECL, the impact of
COVID-19
and the loans acquired from Carolina Financial. As a percentage of loans, net of unearned income, the allowance for loan losses was 1.20% at June 30, 2020 and 0.56% at December 31, 2019. The ratio of the allowance for loan losses to nonperforming loans or coverage ratio was 137.67% and 58.79% at June 30, 2020 and December 31, 2019, respectively. The increase in these ratios was due mainly to the adoption of CECL which caused a change in the Company’s methodology for determining the allowance for loan losses as well as the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses and the allowance for loan losses recorded on loans acquired from Carolina Financial.
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

The first six months of 2020 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
(negative) as well as the CARES Act (positive) when making determinations related to factor adjustments, such as collateral values and past due loans, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. Assumptions for the economic variables were the following:

•	Following the historic drop in GDP in the second quarter of 2020, the forecast projects a large increase in GDP in the third quarter of 2020 with growth rates returning to normal levels by mid-2022.

•	The forecast also projects continued high levels of unemployment with a gradual recovery that stretches beyond 2022.

•	Forecasts account for United’s best estimate of economic impact from government stimulus.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
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
United’s review of the allowance for loan losses at June 30, 2020 produced increased allocations in each of the four loan categories, primarily due to implementation of CECL and the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. The allocation related to the commercial, financial & agricultural loan pool increased $66.52 million. The residential real estate allocation increased $29.89 million. The real estate construction and development loan pool allocation increased $28.95 million. The consumer loan pool experienced an increase of $13.01 million.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify probable credit losses. A loan is individually assessed for expected credit losses when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans that were individually assessed was $14.63 million at June 30, 2020 and $16.50 million at December 31, 2019. In comparison to the prior year-end,
this element of the allowance decreased by $1.87 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans.

Management believes that the allowance for credit losses of $227.07 million at June 30, 2020 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity and available for sale investment securities for the second quarter and first six months of 2020 was immaterial. There was no provision for credit losses related to held to maturity and available for sale investment securities for the first six months of 2019.
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
Noninterest income for the second quarter of 2020 was $88.39 million, an increase of $48.60 million or 122.11% from the second quarter of 2019. Noninterest income for the first half of 2020 was $125.20 million, which was an increase of $54.18 million or 76.29% from the first half of 2019.
Income from mortgage banking activities totaled $68.21 million for the second quarter of 2020 compared to $21.70 million for the same period of 2019. For the first half of 2020 and 2019, income from mortgage banking activities was $85.84 million and $35.39 million, respectively. The increases for 2020 were the result of increased production and sales of mortgage loans in the secondary market and the acquisition of Carolina Financial and, in particular, the acquisition of its mortgage banking subsidiary, Crescent Mortgage. In addition, the fair value on interest rate lock commitments for the first six months of 2020 increased $13.10 million from the first six months of 2019 due to a higher locked pipeline. For the three months ended June 30, 2020 and 2019, mortgage loan sales were $1.59 billion and $585.40 million, respectively. For the six months ended June 30, 2020 and 2019, mortgage loan sales were $2.21 billion and $934.88 million, respectively.
Mortgage loan servicing income of $1.53 million was added in the second quarter and first half of 2020 due to the acquisition of Carolina Financial and Crescent Mortgage.
Net investment securities’ gains were $1.51 million and $1.71 million for the second quarter and first half of 2020, respectively, as compared to a net gain of $109 thousand and a net loss of $50 thousand for the second quarter and first half of 2019, respectively.
Fees from deposit services for the first half of 2020 decreased $505 thousand from the first half of 2019. The decrease was due primarily to lower income from overdraft fees and automated teller machine (ATM) fees due to decreased activity and the waiving of fees as a result of the
COVID-19
pandemic partially offset by increased debit card income.

Bankcard fees for the first half of 2020 decreased $547 thousand from the first half of 2019 due to decreased volume.
On a linked-quarter basis, noninterest income for the second quarter of 2020 increased $51.58 million or 140.15% from the first quarter of 2020 due mainly to an increase of $50.58 million in income from mortgage banking activities. The increase was due mainly to increased production and sales of mortgage loans in the secondary market as well as net gains on mortgage loan derivatives and the addition of mortgage banking operations from the Carolina Financial acquisition. Net investment securities’ gains were $1.51 million for the second quarter of 2020 as compared to a net gain of $196 thousand for the first quarter of 2020, an increase of $1.31 million. In addition, $1.53 million of mortgage servicing income was added in the second quarter of 2020 as a result of the Carolina Financial acquisition. Partially offsetting these increases was a decrease of $1.10 million in income from bank-owned life insurance policies (“BOLI”) due to the recognition of death benefits of $1.19 million in the first quarter of 2020.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense increased $49.18 million or 49.08% for the second quarter of 2020 compared to the same period in 2019. For the first six months of 2020, noninterest expense increased $60.89 million or 32.11% from the first six months of 2019. Generally, these increases in 2020 from 2019 were the result of additional general operating expenses and increased merger-related charges from the Carolina Financial acquisition. These increases were partially offset by a $5.11 million decrease in prepayment penalties on FHLB advances which were recognized during the second quarter of 2019.
Employee compensation for the second quarter and first half of 2020 increased $24.36 million or 54.99% and $29.96 million or 35.98% from the second quarter and first half of 2019. Base salaries for the second quarter and first half of 2020 increased $12.12 million or 40.37% and $13.70 million or 22.95%, respectively, from the same time periods in 2019 due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for the second quarter and first half of 2020 was due mainly to higher employee incentives and commissions expense primarily related to the increased mortgage banking production.
Employee benefits expense for the second quarter of 2020 increased $4.20 million or 48.97% from the second quarter of 2019. Employee benefits expense for the first six months of 2020 increased $5.56 million or 30.85% as compared to the first six months of 2019. The increases for second quarter and first half of 2020 were due in large part to additional health insurance expense of $1.86 million and $2.10 million, respectively, from the same time periods last year due to higher premiums and additional employees from the Carolina Financial acquisition. In addition, Federal Insurance Contributions Act (FICA) expense for second quarter and first half of 2020 increased $1.20 million and $1.60 million, respectively, from the second quarter and first half of 2019 due mainly to the additional employees from the Carolina Financial acquisition as well as the higher commissions expense.
Net occupancy expense increased $1.65 million or 19.05% and $1.96 million or 11.26% for the second quarter and first six months of 2020, respectively, as compared to the same periods in the prior year. The increases were due mainly to increases in building rental expense and depreciation due mainly to the offices added in the Carolina Financial acquisition.
Equipment expense increased $1.33 million or 36.16% and $1.86 million or 26.60% for the second quarter and first six months of 2020, respectively, as compared to the same periods in 2019. The increases were due mainly to increases in equipment maintenance and depreciation due mainly to the Carolina Financial acquisition.

Data processing expense increased $10.36 million or 186.08% and $10.70 million or 99.76% for the second quarter and first half of 2020, respectively, as compared to the second quarter and first half of 2019. These increases were due mainly to a $9.66 million penalty to terminate the contract with Carolina Financial’s data processor.
Federal Deposit Insurance Corporation (“FDIC”) insurance expense for the second quarter and first half of 2020 decreased $518 thousand and $1.42 million, respectively, from the same periods in 2019 due to the exclusion of a surcharge in 2020.
Mortgage loan servicing expense and impairment for the second quarter and first half of 2020 increased $2.40 million and $2.45 million, respectively, from the same time periods in 2019. The increases were due to the acquisition of Carolina Financial and Crescent Mortgage. In addition, United recorded a $710 thousand temporary impairment charge on its mortgage servicing rights during the second quarter and first half of 2020.
Other expense for the second quarter and first half of 2020 increased $10.58 million or 53.38% and $15.52 million or 40.47% from the second quarter and first half of 2019, respectively. Included in other expense for the second quarter and first half of 2020 were merger-related expenses of $5.52 million and $7.08 million, respectively, for the Carolina Financial acquisition. No merger-related expenses were incurred in the second quarter and first half of 2019. The expense for the reserve for unfunded commitments for the second quarter and first half of 2020 increased $2.75 million and $3.65 million, respectively, from the same time periods in 2019. The increases in 2020 include $1.84 million of expense related to the reserve for acquired unfunded commitments from Carolina Financial. In addition, the amortization of income tax credits, which reduces the effective tax rate, for the second quarter and first half of 2020 increased $1.08 million and $2.40 million, respectively, from the second quarter and first half of 2020.
On a linked-quarter basis, noninterest expense for the second quarter of 2020 increased $48.24 million or 47.70% from the first quarter of 2020 due primarily to the added employees and branch offices from the Carolina Financial acquisition. In particular, employee compensation expense increased $24.12 million (some of which was due to higher employee incentives and commissions mainly related to the increased mortgage banking production), employee benefits increased $1.99 million, net occupancy expense increased $1.26 million, data processing expense increased $10.42 million which included the contract termination penalty of $9.66 million, mortgage loan servicing and impairment expense increased $2.37 million (includes $710 thousand for impairment on mortgage servicing rights) and other expenses increased $6.92 million. Within other expense, merger-related expenses increased $3.96 million and the expense for the reserve for unfunded commitments increased $2.07 million, which includes the $1.84 million for the expense related to the reserve for the acquired unfunded loan commitments from Carolina Financial.
Income Taxes
For the second quarter and first half of 2020, income tax expense was $11.02 million and $20.91 million, respectively, as compared to $17.53 million and $34.86 million, respectively, in second quarter and first half of 2019. The decreases in 2020 were mainly due to a decline in earnings and a lower effective tax rate due in large part to the previously mentioned income tax credits. On a linked-quarter basis, income tax expense increased $1.13 million due to higher earnings partially offset by a lower effective tax rate from the first quarter of 2020 due mainly to income tax credits. United’s effective tax rate was 17.30% for the second quarter of 2020, 20.69% for the second quarter of 2019 and 19.75% for the first quarter of 2020. For the first half of 2020 and 2019, United’s effective tax rate was 18.38% and 21.04%, respectively. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.

Contractual Obligations, Commitments, Contingent Liabilities and
Off-Balance
Sheet Arrangements
United has various financial obligations, including contractual obligations and commitments, that may require future cash payments. Please refer to United’s Annual Report on Form
10-K
for the year ended December 31, 2019 for disclosures with respect to United’s fixed and determinable contractual obligations. As previously mentioned, United completed its acquisition of Carolina Financial during the second quarter of 2020. As such, United assumed the financial obligations of Carolina Financial, including contractual obligations and commitments, which also may require future payments. For a discussion of the Carolina Financial’s contractual obligations and commitments, please refer to the Carolina Financial 2019 Annual Report on Form
10-K.
Otherwise, there have been no material changes outside the ordinary course of business since year-end
2019 in the specified contractual obligations disclosed in United’s Annual Report on Form
10-K.
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at June 30, 2020 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2019 Form
10-K
report. Further discussion of derivative instruments is presented in Note 13 to the unaudited Notes to Consolidated Financial Statements.
United is a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance
sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Further discussion of off-balance
sheet commitments is included in Note 12 to the unaudited Notes to Consolidated Financial Statements.
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
For the six months ended June 30, 2020, cash of $72.10 million was provided by operating activities due mainly to net income of $92.87 million. In addition, a decrease of $57.88 million in other assets, an increase of $38.56 million in accrued expenses and $73.03 million in the provision for credit losses added cash to the net income amount. Partially offsetting these increases to cash was a decrease of $172.71 million in cash from mortgage banking activities as originations exceeded proceeds from the sales of mortgage loans in the secondary market. Net cash of $157.31 million was used in investing activities which was primarily due to loan growth of $1.03 billion, mainly from the PPP loans which was partially offset by net cash of $629.11 million provided in the acquisition of Carolina Financial and $241.88 million of proceeds from sales of investment securities over purchases. During the first six months of 2020, net cash of $1.31 billion was provided by financing activities due primarily to net growth of $2.16 billion in deposits. These funding activities were partially offset by net repayment of $250.00 million in overnight FHLB advances, net repayment of $578.00 million in long-term FHLB advances and cash dividends paid of $71.86 million for the first six months of 2020. The net effect of the cash flow activities was an increase in cash and cash equivalents of $1.23 billion for the first six months of 2020.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes 10 and 11 to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under lines of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.77% at June 30, 2020 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.58%, 12.58% and 10.67%, respectively. The June 30, 2020 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.20 billion at June 30, 2020, increasing $834.02 million or 24.79% as a result of the Carolina Financial acquisition. In addition, a cumulative effective adjustment of $44.33 million was recognized in retained earnings for the adoption of ASU
2016-13
by United on January 1, 2020 partially offset by the retention of $11.85 million in net earnings. Accumulated other comprehensive income increased $46.37 million due mainly to an after-tax
increase in the fair value of available for sale securities.

United’s equity to assets ratio was 16.00% at June 30, 2020 as compared to 17.11% at December 31, 2019. The primary capital ratio, capital and reserves to total assets and reserves, was 16.72% at June 30, 2020 as compared to 17.44% at December 31, 2019. United’s average equity to average asset ratio was 16.07% for the second quarter of 2020 as compared to 17.02% the second quarter of 2019. United’s average equity to average asset ratio was 16.47% for the first half of 2020 as compared to 17.02% for the first half of 2019. All of these financial measurements reflect a financially sound position.
During the second quarter of 2020, United’s Board of Directors declared a cash dividend of $0.35 per share. Cash dividends were $0.70 per common share for the first six months of 2020. Total cash dividends declared were $45.42 million for the second quarter of 2020 and $81.02 million for the first six months of 2020 as compared to $34.69 million for the second quarter of 2019 and $69.45 million for the first six months of 2019.

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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2020 and December 31, 2019:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2020	December 31, 2019
+200	(2.50%)	(2.37%)
+100	(1.50%)	(1.09%)
-100	0.50%	0.86%
-200	0.40%	(1.34%)
At June 30, 2020, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.50% over one year as compared to a decrease of 1.09% at December 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.50% over one year as of June 30, 2020, as compared to a decrease of 2.37% as of December 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.50% over one year as of June 30, 2020 as compared to an increase of 0.86%, over one year as of December 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.40% over one year as of June 30, 2020 as compared to a decrease of 1.34% over one year as of December 31, 2019.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.20% in year two as of June 30, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.30% in year two as of June 30, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.70% in year two as of June 30, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.90% in year two as of June 30, 2020.
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
At June 30, 2020, United’s mortgage related securities portfolio had an amortized cost of $1.5 billion, of which approximately $661.1 million or 45% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 2.2 years and a weighted average yield of 2.56%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 3.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 6.4%, or less than the price decline of a
3-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16.3%.
United had approximately $533.9 million in fixed rate balloon and Commercial Mortgage Backed Securities with a projected yield of 2.43% and a projected average life of 4.4 years on June 30, 2020. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 7.8 years.
United had approximately $27.3 million in
15-year
mortgage backed securities with a projected yield of 1.99% and a projected average life of 2.6 years as of June 30, 2020. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.3 years and a weighted average maturity (WAM) of 8.6 years.
United had approximately $48.8 million in
20-year
mortgage backed securities with a projected yield of 2.36% and a projected average life of 3.3 years on June 30, 2020. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 5.3 years and a weighted average maturity (WAM) of 14.4 years.
United had approximately $123.3 million in
30-year
mortgage backed securities with a projected yield of 2.59% and a projected average life of 3.8 years on June 30, 2020. This portfolio consisted of seasoned
30-year
mortgage paper and Home Equity Conversion Mortgages with a weighted average loan age (WALA) of 5.5 years and a weighted average maturity (WAM) of 21.1 years.
The remaining 5% of the mortgage related securities portfolio at June 30, 2020, included
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2020 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2020, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II – OTHER INFORMATION

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
United may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions.
United, through its mortgage banking subsidiary, Crescent Mortgage, acts as servicer for approximately $3.6 billion of mortgage loans owned by third parties as of June 30, 2020. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.
In some cases, United may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If United has increased repurchase obligations because of claims that United did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, United may have a significant reduction to net servicing income within its mortgage banking noninterest income. United may incur costs if United is required to, or if United elects to, re-execute
or
re-file
documents or take other action in its capacity as a servicer in connection with pending or completed foreclosures. United may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, United may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to United. In addition, if certain documents required for a foreclosure action are missing or defective, United could be obligated to cure the defect or repurchase the loan. United may incur liability to securitization investors relating to delays or deficiencies in its processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of United’s mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. United may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm United’s reputation or negatively affect its home lending or servicing business.

United may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, United is required to make customary representations and warranties to purchasers, guarantors and insurers, including the government sponsored enterprises, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnification of buyers against losses, in the event United breaches these representations or warranties. In addition, United may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through United’s broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against United. United faces further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against United, it may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of United’s provision for potential losses, its liquidity, results of operations and financial condition may be adversely affected.
As a participating lender in the PPP, United and United Bank are subject to additional risks of litigation from United Bank’s customers or other parties regarding United Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. United Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes United and United Bank to risks relating to noncompliance with the PPP.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. United and United Bank may be exposed to the risk of similar litigation, from both customers and non-customers
that approached United Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against United or United Bank and is not resolved in a manner favorable to United or United Bank, it may result in significant financial liability or adversely affect their reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
United Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by United Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by United Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from United Bank.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended June 30, 2020 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2020	0	$00.00	0	4,000,000
5/01 – 5/31/2020	6	$22.60	0	4,000,000
6/01 – 6/30/2020	0	$00.00	0	4,000,000

Total	6	$22.60	0

(1)
Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. No shares were exchanged by participants in United’s long-term incentive plans for the quarter ended June 30, 2020.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2020, the following shares were purchased for the deferred compensation plan: May 2020 – 6 shares at an average price of $22.60.

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

4.1
Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

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

UNITED BANKSHARES, INC.
(Registrant)

Date:	August 10, 2020	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	August 10, 2020	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer