Form 10-Q
period 2020-09-30
UNITED BANKSHARES INC/WV
filed 2020-11-09
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
 31, 2020
, the registrant had
129,762,348
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2020 and December 31, 2019, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2020 and 2019, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	September 30	December 31
	2020	2019
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$277,232	$185,238
Interest-bearing deposits with other banks	1,378,478	651,435
Federal funds sold	823	820

Total cash and cash equivalents	1,656,533	837,493
Securities available for sale at estimated fair value (amortized cost-$2,697,548 at September 30, 2020 and $2,426,924 at December 31, 2019, allowance for credit losses of $ 0 at September 30, 2020)	2,777,802	2,437,296
Securities held to maturity, net of allowance for credit losses of $ 21 at September 30, 2020 (estimated fair value-$1,213 at September 30, 2020 and $1,447 at December 31, 2019)	1,214	1,446
Equity securities at estimated fair value	10,255	8,894
Other investment securities	217,992	222,161
Loans held for sale (at fair value-$784,457 at September 30, 2020 and $384,375 at December 31, 2019)	812,084	387,514
Loans and leases	17,967,520	13,713,548
Less: Unearned income	(37,289)	(1,419)

Loans and leases, net of unearned income	17,930,231	13,712,129
Less: Allowance for loan and lease losses	(225,812)	(77,057)

Net loans and leases	17,704,419	13,635,072
Bank premises and equipment	180,456	96,644
Operating lease right-of-use assets	72,789	57,783
Goodwill	1,794,886	1,478,014
Mortgage servicing rights, net of valuation allowance	20,413	0
Accrued interest receivable, net of allowance for credit losses of $435 at September 30, 2020	65,141	58,085
Other assets	617,324	441,922

TOTAL ASSETS	$25,931,308	$19,662,324

Liabilities
Deposits:
Noninterest-bearing	$7,304,747	$4,621,362
Interest-bearing	12,946,792	9,231,059

Total deposits	20,251,539	13,852,421
Borrowings:
Securities sold under agreements to repurchase	148,357	124,654
Federal Home Loan Bank (“FHLB”) borrowings	645,249	1,851,865
Other long-term borrowings	279,425	236,164
Reserve for lending-related commitments	15,960	1,733
Operating lease liabilities	76,604	61,342
Accrued expenses and other liabilities	246,733	170,312

TOTAL LIABILITIES	21,663,867	16,298,491

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-133,723,210 and 105,494,290 at September 30, 2020 and December 31, 2019, respectively, including 3,960,862 and 3,940,619 shares in treasury at September 30, 2020 and December 31, 2019, respectively	334,308	263,736
Surplus	2,891,746	2,140,175
Retained earnings	1,158,467	1,132,579
Accumulated other comprehensive gain (loss)	21,350	(34,869)
Treasury stock, at cost	(138,430)	(137,788)

TOTAL SHAREHOLDERS’ EQUITY	4,267,441	3,363,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,931,308	$19,662,324

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Interest income
Interest and fees on loans and leases	$192,266	$165,149	$530,431	$505,150
Interest on federal funds sold and other short-term investments	2,060	6,236	7,893	17,478
Interest and dividends on securities:
Taxable	14,448	18,168	47,658	53,279
Tax-exempt	1,495	798	3,486	2,786

Total interest income	210,269	190,351	589,468	578,693

Interest expense
Interest on deposits	17,726	36,368	64,452	104,461
Interest on short-term borrowings	172	539	826	1,838
Interest on long-term borrowings	6,707	11,526	26,406	35,755

Total interest expense	24,605	48,433	91,684	142,054

Net interest income	185,664	141,918	497,784	436,639
Provision for credit losses	16,781	5,033	89,811	15,446

Net interest income after provision for credit losses	168,883	136,885	407,973	421,193

Other income
Fees from trust services	3,574	3,574	10,318	10,276
Fees from brokerage services	3,066	2,378	8,633	7,668
Fees from deposit services	9,320	8,702	25,332	25,219
Bankcard fees and merchant discounts	1,226	1,262	2,937	3,520
Other service charges, commissions, and fees	715	568	1,843	1,665
Income from bank-owned life insurance	2,059	1,280	5,738	4,433
Income from mortgage banking activities	109,457	24,019	195,301	59,404
Mortgage loan servicing income	2,345	0	3,879	0
Net gain on the sale of bank premises	2,229	0	2,229	0
Net investment securities gains	860	116	2,566	66
Other income	617	325	1,888	991

Total other income	135,468	42,224	260,664	113,242

Other expense
Employee compensation	84,455	46,313	197,660	129,563
Employee benefits	13,202	8,615	36,767	26,624
Net occupancy expense	10,944	8,698	30,324	26,116
Other real estate owned (“OREO”) expense	1,166	1,837	2,679	3,886
Equipment expense	5,616	3,698	14,465	10,688
Data processing expense	6,708	5,776	28,140	16,505
Mortgage loan servicing expense and impairment	3,301	107	5,949	304
Bankcard processing expense	450	474	1,319	1,402
FDIC insurance expense	2,700	465	7,882	7,065
FHLB prepayment penalties	10,385	0	10,385	5,105
Other expense	32,666	20,151	86,530	58,496

Total other expense	171,593	96,134	422,100	285,754

Income before income taxes	132,758	82,975	246,537	248,681
Income taxes	28,974	17,010	49,884	51,867

Net income	$103,784	$65,965	$196,653	$196,814

Earnings per common share:
Basic	$0.80	$0.65	$1.68	$1.93

Diluted	$0.80	$0.65	$1.68	$1.93

Average outstanding shares:
Basic	129,373,154	101,432,243	116,876,402	101,698,530
Diluted	129,454,966	101,711,740	116,944,594	101,967,135
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net income	$103,784	$65,965	$196,653	$196,814
Change in net unrealized gain on available-for-sale (“AFS”) securities, net of tax	8,180	3,637	53,600	38,420
Change in net unrealized gain (loss) on cash flow hedge, net of tax	678	0	(594)	0
Change in pension plan assets, net of tax	988	949	3,213	2,768

Comprehensive income, net of tax	$113,630	$70,551	$252,872	$238,002

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Nine Months Ended September 30, 2020
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2020	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	40,183	0	0	40,183
Other comprehensive income, net of tax	0	0	0	0	18,698	0	18,698

Total comprehensive income, net of tax							58,881
Stock based compensation expense	0	0	1,253	0	0	0	1,253
Purchase of treasury stock (19,314 shares)	0	0	0	0	0	(608)	(608)
Cash dividends ($0.35 per share)	0	0	0	(35,604)	0	0	(35,604)
Grant of restricted stock (175,495 shares)	175,495	439	(439)	0	0	0	0
Forfeiture of restricted stock (946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised (14,694 shares)	14,694	36	242	0	0	0	278

Balance at March 31, 2020	105,684,479	264,211	2,141,266	1,092,827	(16,171)	(138,431)	3,343,702
Comprehensive income:
Net income	0	0	0	52,686	0	0	52,686
Other comprehensive income, net of tax	0	0	0	0	27,675	0	27,675

Total comprehensive income, net of tax							80,361
Stock based compensation expense	0	0	1,369	0	0	0	1,369
Acquisition of Carolina Financial Corporation (28,031,501 shares)	28,031,501	70,079	747,751	0	0	0	817,830
Purchase of treasury stock (6 shares)	0	0	0	0	0	0	0
Cash dividends ($0.35 per share)	0	0	0	(45,416)	0	0	(45,416)
Common stock options exercised (300 shares)	300	1	8	0	0	0	9

Balance at June 30, 2020	133,716,280	334,291	2,890,394	1,100,097	11,504	(138,431)	4,197,855
Comprehensive income:
Net income	0	0	0	103,784	0	0	103,784
Other comprehensive income, net of tax	0	0	0	0	9,846	0	9,846

Total comprehensive income, net of tax							113,630
Stock based compensation expense	0	0	1,369	0	0	0	1,369
Distribution of treasury stock for deferred compensation plan (29 shares)	0	0	0	0	0	1	1
Purchase of treasury stock (6 shares)	0	0	0	0	0	0	0
Cash dividends ($0.35 per share)	0	0	0	(45,414)	0	0	(45,414)
Grant of restricted stock (6,930 shares)	6,930	17	(17)	0	0	0	0
Common stock options exercised (0 shares)	0	0	0	0	0	0	0

Balance at September 30, 2020	133,723,210	$334,308	$2,891,746	$1,158,467	$21,350	$(138,430)	$4,267,441

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Nine Months Ended
	September 30
	2020	2019
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(45,337)	$90,956

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	210	6,975
Proceeds from sales of securities available for sale	192,010	333,414
Proceeds from maturities and calls of securities available for sale	370,889	240,260
Purchases of securities available for sale	(278,082)	(630,162)
Proceeds from sales of equity securities	1,043	1,865
Purchases of equity securities	(896)	(742)
Proceeds from sales and redemptions of other investment securities	145,394	80,281
Purchases of other investment securities	(127,950)	(114,156)
Redemption of bank-owned life insurance policies	1,186	2,829
Purchases of bank premises and equipment	(14,348)	(6,800)
Proceeds from sales of bank premises and equipment	4,391	251
Proceeds from the sales of OREO properties	9,438	4,620
Acquisition of Carolina Financial Corporation, net of cash paid	629,107	0
Net change in loans and leases	(957,029)	(205,480)

NET CASH USED IN INVESTING ACTIVITIES	(24,637)	(286,845)

FINANCING ACTIVITIES
Cash dividends paid	(117,290)	(104,421)
Acquisition of treasury stock	(608)	(34,499)
Proceeds from exercise of stock options	288	672
Repayment of long-term Federal Home Loan Bank borrowings	(1,787,000)	(1,115,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	1,325,000
Distribution of treasury stock for deferred compensation plan	1	1
Changes in:
Deposits	2,519,920	101,255
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(226,297)	(21,361)

NET CASH PROVIDED BY FINANCING ACTIVITIES	889,014	151,647

Increase (decrease) in cash and cash equivalents	819,040	(44,242)

Cash and cash equivalents at beginning of year	837,493	1,020,396

Cash and cash equivalents at end of period	$1,656,533	$976,154

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$22,262	$9,386
Transfer of held to maturity debt securities to available for sale debt securities	0	11,544
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2020 and 2019 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2019 has been extracted from the audited financial statements included in United’s 2019 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2019 Annual Report on Form
10-K,
which includes descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. Please refer to Notes 2, 3, 5, 6 and 8 in these Notes to Consolidated Financial Statements for updated accounting policies for acquired loans and leases, investment securities, troubled debt restructurings (“TDRs”), the allowance for credit losses and mortgage servicing rights (“MSRs”). In the opinion of management, any adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
New Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40).
The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception. In addition, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share
calculations that are impacted by the amendments. ASU
No. 2020-06
is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. ASU
No. 2020-06
is not expected to have a material impact on the Company’s financial condition or results of operations.
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.”

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
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses.” ASU
No. 2016-13
changes the impairment model for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU
No. 2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans and leases. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. United engaged a third-party service provider to assist with the implementation of the new accounting standard. ASU
No. 2016-13
was adopted by United on January 1, 2020 using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57,442 and a decrease to retained earnings of $44,331, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the coronavirus
(COVID-19)
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
No. 2018-10
“Codification Improvements to ASC Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU
2018-10
does not make any substantive changes to the core provisions or principals of the new leases standard. United adopted the standard using the modified retrospective transition method on January 1, 2019. The Company evaluated and elected the package of practical expedients, which allows for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. The Company has also elected the practical expedient on not separating lease and nonlease components and instead treating them as a single lease component. Adoption of the standard resulted in the recognition of additional net lease assets and lease liabilities of $67,040 and $70,692, respectively, as of January 1, 2019. Of the differenc
e between these two amounts, $1,049 was recorded as an adjustment to retained earnings.
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
The Merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial are included in the consolidated results of operations from the Acquisition Date. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. As of the Acquisition Date, Carolina Financial had $5,004,542 in total assets, $3,292,635 in loans and leases, net of unearned income and $3,873,183 in deposits. Carolina Financial had banking locations in North Carolina and South Carolina.
The aggregate purchase price was approximately $817,877, including common stock valued at $815,997, stock options assumed valued at $1,833, and cash paid for fractional shares of $47. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the Crescent Mortgage trade name intangible of $316,872, $3,037 and $196, respectively. The core deposit intangible is expected to be amortized on an accelerated basis over ten years. The Crescent Mortgage trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent Mortgage trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded preliminary fair value discounts of $47,425 on the loans and leases acquired, $620 on investment securities, $272 on OREO, $4,831 on trust preferred issuances and $135 on subordinated notes, respectively, and premiums of $8,848 on buildings acquired, $4,960 on land acquired, $12,818 on interest-bearing deposits, and $468 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562 on the loans and commitments acquired split between $19,797 for purchased credit deteriorated (“PCD”) loans and $30,765 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2020, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.50 years and 16.58 years, respectively, and the premiums on the buildings, interest-bearing deposits and the FHLB advances each had an average estimated remaining life of 31.25 years, 4.85 years and 0.33 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of September 30, 2020 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.
Portfolio loans and leases acquired from Carolina Financial were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to expected credit losses, prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD.

United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $7,212 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 4.6 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 7.3 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $40,213. At the Acquisition Date, an initial allowance for expected credit losses of $28,948 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Carolina Financial as of the Acquisition Date:

Purchase price of PCD loans and leases at acquisition	$1,023,531
Allowance for credit losses at acquisition	18,635
Non-credit discount at acquisition	7,212

Par value (UPB) of acquired PCD loans and leases at acquisition	$1,049,378

The consideration paid for Carolina Financial’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Carolina Financial Acquisition Date were as follows:

Purchase price:
Value of common shares issued (28,031,501 shares)	$815,997
Fair value of stock options assumed	1,833
Cash for fractional shares	47

Total purchase price	817,877

Identifiable assets:
Cash and cash equivalents	629,154
Investment securities	580,791
Loans held for sale	65,757
Net loans and leases	3,246,940
Premises and equipment	82,670
Operating lease right-of-use asset	9,861
Crescent Mortgage trade name intangible	196
Core deposit intangible	3,037
Mortgage servicing rights	20,123
Other assets	165,198

Total identifiable assets	$4,803,727
Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	33,146

Total identifiable liabilities	4,302,722

Preliminary fair value of net assets acquired including identifiable intangible assets	501,005

Preliminary resulting goodwill	$316,872

The operating results of United for the nine months ended September 30, 2020 include operating results of acquired assets and assumed liabilities subsequent to the Carolina Financial Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial, and Crescent Mortgage provided $102,766 in total revenues (net interest income plus other income), and $55,922 in net income from the period from the Carolina Financial Acquisition Date to September 30, 2020. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2020. Carolina Financial’s results of operations prior to the Carolina Financial Acquisition Date are not included in United’s consolidated results of operations.
The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2020 and 2019, as if the Carolina Financial merger had occurred on January 1, 2020 and 2019, respectively. These results combine the historical results of Carolina Financial into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Carolina Financial’s provision for credit losses for 2020 and 2019 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2020 and 2019. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Nine Months Ended September 30
	2020	2019
Total Revenues (1)	$810,476	$706,872
Net Income	177,275	258,638

(1)	Represents net interest income plus other income
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2020
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,856	$657	$3	$0	$66,510
State and political subdivisions	513,380	23,104	329	0	536,155
Residential mortgage-backed securities
Agency	777,157	27,190	15	0	804,332
Non-agency	41,945	395	0	0	42,340
Commercial mortgage-backed securities
Agency	618,901	32,321	236	0	650,986
Asset-backed securities	291,690	19	8,120	0	283,589
Single issue trust preferred securities	18,221	170	1,643	0	16,748
Other corporate securities	370,398	7,036	292	0	377,142

Total	$2,697,548	$90,892	$10,638	$0	$2,777,802

	December 31, 2019
		Gross	Gross	Estimated	Cumulative
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,127	$555	$6	$58,676	$0
State and political subdivisions	272,014	3,644	3,296	272,362	0
Residential mortgage-backed securities
Agency	826,857	10,923	1,246	836,534	0
Non-agency	3,429	404	0	3,833	86
Commercial mortgage-backed securities
Agency	609,461	8,319	2,807	614,973	0
Asset-backed securities	284,390	0	8,251	276,139	0
Trust preferred collateralized debt obligations	6,045	0	1,342	4,703	842
Single issue trust preferred securities	18,196	170	1,592	16,774	0
Other corporate securities	348,405	4,897	0	353,302	0

Total	$2,426,924	$28,912	$18,540	$2,437,296	$928

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.
United has made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities . The table above excludes accrued interest receivable of $9,975 and $9,890 at September 30, 2020 and December 31, 2019, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2020 and December 31, 2019.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$329	$3	$0	$0	$329	$3
State and political subdivisions	32,544	329	0	0	32,544	329
Residential mortgage-backed securities
Agency	2,782	7	4,057	8	6,839	15
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	48,410	236	0	0	48,410	236
Asset-backed securities	0	0	271,974	8,120	271,974	8,120
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,525	1,643	13,525	1,643
Other corporate securities	33,783	292	0	0	33,783	292

Total	$117,848	$867	$289,556	$9,771	$407,404	$10,638

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,415	$6	$0	$0	$1,415	$6
State and political subdivisions	144,307	3,291	885	5	145,192	3,296
Residential mortgage-backed securities
Agency	108,072	502	71,736	744	179,808	1,246
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	173,039	2,676	45,251	131	218,290	2,807
Asset-backed securities	135,174	3,252	140,965	4,999	276,139	8,251
Trust preferred collateralized debt obligations	2,703	842	2,000	500	4,703	1,342
Single issue trust preferred securities	0	0	13,562	1,592	13,562	1,592
Other corporate securities	0	0	0	0	0	0

Total	$564,710	$10,569	$274,399	$7,971	$839,109	$18,540

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

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Proceeds from sales and calls	$149,193	$188,911	$562,899	$573,674
Gross realized gains	2.800	412	4,618	1,166
Gross realized losses	(1,939)	(346)	(2,116)	(1,318)
At September 30, 2020, gross unrealized losses on available for sale securities were $10,638 on 64 securities of a total portfolio of 966 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities relate mainly to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $513,380 at September 30, 2020. As of September 30, 2020, approximately 59% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality.

The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2020. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities were impaired at September 30, 2020.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,396,058 at September 30, 2020. Of the $1,396,058 amount, $618,901 was related to agency commercial mortgage-backed securities and $777,157 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities were impaired at September 30, 2020.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $41,945 at September 30, 2020. Of the $41,945, 93% was rated AAA and 7% was unrated. As of September 30, 2020, none of the non-agency
residential mortgage-backed securities were in an unrealized loss position and were therefore not considered to be impaired.
Asset-backed securities
As of September 30, 2020, United’s asset-backed securities portfolio had a total amortized cost balance of $291,690. Of the $291,690, 96% was rated AA+ or better and 4% was unrated. The majority of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Upon reviewing this portfolio for the third quarter of 2020, it was determined that none of the asset-backed securities were impaired.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2020 consisted of $11,498 in investment grade bonds, $978 in split rated bonds, and $5,745 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2020, it was determined that none of the single issue trust preferred securities were impaired.
Corporate securities
As of September 30, 2020, United’s Corporate securities portfolio had a total amortized cost balance of $370,398. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $370,398, 87% was investment grade rated and 13% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities were impaired at September 30, 2020.

The amortized cost and estimated fair value of securities available for sale at September 30, 2020 and December 31, 2019 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2020		December 31, 2019
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$144,830	$146,326	$92,422	$92,473
Due after one year through five years	497,634	516,743	583,715	592,850
Due after five years through ten years	664,075	689,410	564,922	568,241
Due after ten years	1,391,009	1,425,323	1,185,865	1,183,732

Total	$2,697,548	$2,777,802	$2,426,924	$2,437,296

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $10,255 at September 30, 2020 and $8,894 at December 31, 2019.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net (losses) gains recognized during the period	$0	$59	$65	$302
Net gains recognized during the period on equity securities sold	2	(1)	9	133
Unrealized gains recognized during the period on equity securities still held at period end	0	60	114	181
Unrealized losses recognized during the period on equity securities still held at period end	(2)	0	(58)	(12)
Other investment securities
During the third quarter of 2020, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2020 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,976,740 and $1,540,717 at September 30, 2020 and December 31, 2019, respectively.

4. LOANS & LEASES
Major classes of loans and leases are as follows:

	September 30, 2020	December 31, 2019
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,616,380	$1,201,652
Nonowner-occupied commercial real estate	5,029,867	3,965,960
Other commercial loans and leases	4,211,490	2,285,037

Total commercial, financial & agricultural	10,857,737	7,452,649
Residential real estate	4,070,507	3,686,401
Construction & land development	1,824,303	1,408,205
Consumer:
Bankcard	8,373	10,074
Other consumer	1,206,600	1,156,219

Total gross loans and leases	$17,967,520	$13,713,548

Included in “Other commercial loans and leases” at September 30, 2020 are leases in the amount of $9,149. These leases, acquired by United in the Carolina Financial merger, are primarily on equipment utilized for business purposes with terms generally ranging from 12 to 60 months and include option to purchase the leased equipment at the end of the lease. The table above does not include loans held for sale of $812,084 and $387,514 at September 30, 2020 and December 31, 2019, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $36,082 and $38,558 at September 30, 2020 and December 31, 2019, respectively.
5. CREDIT QUALITY
Management monitors the credit quality of its loans and leases on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. United considers a loan to be past due when it is 30 days or more past its contractual payment due date.
For all loan classes, past due loans and leases are reviewed on a monthly basis to identify loans and leases for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual status. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual status. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for credit losses. United’s method of income recognition for loans and leases that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. Nonaccrual loans and leases will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.
A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted and there is deterioration in the financial condition of the borrower. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans and leases with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, the reduction of accrued interest or any other concessionary type of renegotiated debt.

Under United’s current loan policy, a loan is not recognized as a TDR until it becomes probable that the loan will be a TDR. In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak declared by President Trump terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP.
As of September 30, 2020, United had TDRs of $68,381 as compared to $58,369 as of December 31, 2019. Of the $68,381 aggregate balance of TDRs at September 30, 2020, $53,665 was on nonaccrual and $149 was
30-89
days past due. Of the $58,369 aggregate balance of TDRs at December 31, 2019, $48,387 was on nonaccrual and $902 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans and Leases” table on a subsequent page. As of September 30, 2020, there was a commitment to lend additional funds of $61 to a debtor owing a receivable whose terms have been modified in a TDR. During the third quarter and first nine months of 2020, $62 and $173, respectively, were advanced to this debtor under a loan that had been previously modified.
The following tables sets for
th
the balances of TDRs at September 30, 2020 and December 31, 2019 and the reasons for modification:

Reason for modification	September 30, 2020	December 31, 2019
Interest rate reduction	$11,415	$1,685
Interest rate reduction and change in terms	2,890	1,733
Forgiveness of principal	241	0
Transfer of asset	0	0
Concession of principal and term	23	0
Extended maturity	4,536	0
Change in terms	49,276	54,951

Total	$68,381	$58,369

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2020 and 2019, segregated by class of loans and leases:

	Troubled Debt Restructurings
	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	1	$1,030	$1,030
Nonowner-occupied	0	0	0	0	0	0
Other commercial	1	39	38	1	5,137	5,076
Residential real estate	3	381	381	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	4	$420	$419	2	$6,167	$6,106

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2020 and 2019, segregated by class of loans and leases:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	21	$18,579	$17,210	2	$1,179	$1,179
Nonowner-occupied	6	2,258	2,225	0	0	0
Other commercial	19	3,706	2,873	3	5,962	5,849
Residential real estate	22	4,271	3,495	3	2,258	2,022
Construction & land development	12	4,607	4,392	3	2,266	2,214
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	3	69	21	0	0	0

Total	83	$33,490	$30,216	11	$11,665	$11,264

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the three and nine months ended September 30, 2020 and 2019, segregated by the reason for modification:

	Three Months Ended		Nine Months Ended
Reason for modification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest rate reduction	$0	$0	$9,856	$246
Interest rate reduction and change in terms	0	0	1,201	0
Forgiveness of principal	0	0	241	0
Transfer of asset	0	0	0	0
Concession of principal and term	0	0	23	0
Extended maturity	0	0	4,536	0
Change in terms	419	6,106	14,359	11,018

Total	$419	$6,106	$30,216	$11,264

The loans and leases were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2020 and had charge-offs during the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	2	86	2	86
Residential real estate	0	0	0	0
Construction & land development	0	0	1	690
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$86	3	$776

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2019 and had charge-offs during the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	534	2	1,477
Residential real estate	0	0	0	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$534	2	$1,477

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:
Age Analysis of Past Due Loans and Leases
As of September 30, 2020

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,643	$30,421	$36,064	$1,580,316	$1,616,380	$1,898
Nonowner-occupied	37,201	30,395	67,596	4,962,271	5,029,867	1,198
Other commercial	9,829	39,712	49,541	4,161,949	4,211,490	830
Residential real estate	28,107	29,494	57,601	4,012,906	4,070,507	7,411
Construction & land development	10,711	6,209	16,920	1,807,383	1,824,303	27
Consumer:
Bankcard	252	70	322	8,051	8,373	70
Other consumer	7,870	1,259	9,129	1,197,471	1,206,600	1,149

Total	$99,613	$137,560	$237,173	$17,730,347	$17,967,520	$12,583

Age Analysis of Past Due Loans and Leases
As of December 31, 2019

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$8,878	$11,209	$20,087	$1,181,565	$1,201,652	$544
Nonowner-occupied	6,318	16,129	22,447	3,943,513	3,965,960	471
Other commercial	5,238	51,541	56,779	2,228,258	2,285,037	668
Residential real estate	31,727	24,343	56,070	3,630,331	3,686,401	6,256
Construction & land development	2,219	16,043	18,262	1,389,943	1,408,205	0
Consumer:
Bankcard	445	218	663	9,411	10,074	218
Other consumer	10,991	1,607	12,598	1,143,621	1,156,219	1,337

Total	$65,816	$121,090	$186,906	$13,526,642	$13,713,548	$9,494

(1)	Other includes loans with a recorded investment of $96,004 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At September 30, 2020			At December 31, 2019	Interest Income Recognized
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	For The Three Months Ended September 30, 2020	For The Nine Months Ended September 30, 2020
Commercial Real Estate:
Owner-occupied	$28,523	$26,562	$1,898	$10,665	$0	$32
Nonowner-occupied	29,197	18,686	1,198	15,658	59	61
Other Commercial	38,882	13,015	830	50,873	16	16
Residential Real Estate	22,083	20,202	7,411	18,087	0	3
Construction	6,182	4,100	27	16,043	0	0
Consumer:
Bankcard	0	0	70	0	0	0
Other consumer	110	110	1,149	270	0	0

Total	$124,977	$82,675	$12,583	$111,596	$75	$112

For the adoption of ASU
2016-13,
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2020:

	Collateral Dependent Loans and Leases
	At September 30, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,533	$148	$0	$18,523	$27,790	$47,994
Nonowner-occupied	8,851	0	2,936	15,639	19,203	46,629
Other commercial	5,424	33,272	0	270	2,638	41,604
Residential real estate	27,555	229	36	0	808	28,628
Construction & land development	9,938	0	8,183	0	746	18,867
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	5	5

Total	$53,301	$33,649	$11,155	$34,432	$51,190	$183,727

United categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt: current financial information, historical payment experience, credit documentation, underlying collateral (if any), public information and current economic trends, among other factors.
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
charged-off
prior to such a classification.

Based on the most recent analysis performed, the risk category of loans and leases by class of loans and leases is as follows:

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$218,978	$152,647	$156,778	$229,875	$286,193	$459,311	$23,868	$0	$1,527,650
Special Mention	0	1,216	3,922	770	2,048	23,386	0	466	31,808
Substandard	1,965	68	0	1,160	3,698	48,676	864	149	56,580
Doubtful	0	0	0	0	0	342	0	0	342

Total	$220,943	$153,931	$160,700	$231,805	$291,939	$531,715	$24,732	$615	$1,616,380

YTD charge-offs	0	0	0	0	0	(2,162)	0	0	(2,162)
YTD recoveries	0	0	0	0	0	374	0	0	374

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,788)	$0	$0	$(1,788)

Commercial Real Estate – Nonowner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$667,054	$606,862	$665,234	$526,479	$536,583	$1,714,920	$108,539	$2,129	$4,827,800
Special Mention	0	118,823	0	395	3,343	20,973	0	0	143,534
Substandard	73	1,120	8,637	1,693	13,374	33,636	0	0	58,533
Doubtful	0	0	0	0	0	0	0	0	0

Total	$667,127	$726,805	$673,871	$528,567	$553,300	$1,769,529	$108,539	$2,129	$5,029,867

YTD charge-offs	(38)	0	0	0	(1,161)	(1,683)	0	0	(2,882)
YTD recoveries	0	0	0	0	0	747	0	0	747

YTD net charge-offs	$(38)	$0	$0	$0	$(1,161)	$(936)	$0	$0	$(2,135)

Other commercial								Revolving loans and leases converted to term loans
	Term Loans and leases						Revolving loans and leases amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$1,216,780	$411,925	$220,230	$141,490	$136,961	$286,612	$1,652,999	$2,948	$4,069,945
Special Mention	91	224	3,232	1,327	184	58,774	3,399	94	67,325
Substandard	103	879	2,372	2,810	6,671	44,913	15,884	397	74,029
Doubtful	0	0	0	0	38	153	0	0	191

Total	$1,216,974	$413,028	$225,834	$145,627	$143,854	$390,452	$1,672,282	$3,439	$4,211,490

YTD charge-offs	0	0	(834)	(12)	(3,505)	(7,109)	0	0	(11,460)
YTD recoveries	0	864	18	6	116	1,507	0	0	2,511

YTD net charge-offs	$0	$864	$(816)	$(6)	$(3,389)	$(5,602)	$0	$0	$(8,949)

Residential Real Estate								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$428,397	$670,300	$746,727	$336,210	$318,886	$1,061,352	$457,605	$4,291	$4,023,768
Special Mention	0	269	0	220	2,338	6,304	827	0	9,958
Substandard	0	220	444	3,728	5,033	26,381	465	231	36,502
Doubtful	0	0	0	0	0	279	0	0	279

Total	$428,397	$670,789	$747,171	$340,158	$326,257	$1,094,316	$458,897	$4,522	$4,070,507

YTD charge-offs	0	0	0	0	(1)	(1,379)	0	0	(1,380)
YTD recoveries	0	0	0	101	0	649	0	0	750

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(730)	$0	$0	$(630)

Construction and Land Development								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$275,238	$711,704	$339,542	$145,216	$119,650	$61,975	$141,784	$140	$1,795,249
Special Mention	0	0	4,128	0	0	2,871	996	0	7,995
Substandard	0	207	1,543	0	216	18,347	746	0	21,059
Doubtful	0	0	0	0	0	0	0	0	0

Total	$275,238	$711,911	$345,213	$145,216	$119,866	$83,193	$143,526	$140	$1,824,303

YTD charge-offs	0	0	0	0	0	(1,998)	0	0	(1,998)
YTD recoveries	0	0	0	0	0	1,429	0	0	1,429

YTD net charge-offs	$0	$0	$0	$0	$0	$(569)	$0	$0	$(569)

Bankcard								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,051	$0	$8,051
Special Mention	0	0	0	0	0	0	252	0	252
Substandard	0	0	0	0	0	0	70	0	70
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,373	$0	$8,373

YTD charge-offs	0	0	0	0	0	0	(187)	0	(187)
YTD recoveries	0	0	0	0	0	0	34	0	34

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(153)	$0	$(153)

Other Consumer								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$351,396	$446,270	$263,145	$88,080	$43,680	$5,523	$8,480	$0	$1,206,574
Special Mention	0	0	0	0	0	7	6	0	13
Substandard	3	0	0	0	0	5	0	0	8
Doubtful	0	0	0	0	0	5	0	0	5

Total	$351,399	$446,270	$263,145	$88,080	$43,680	$5,540	$8,486	$0	$1,206,600

YTD charge-offs	(43)	(820)	(922)	(337)	(207)	(463)	(2)	0	(2,794)
YTD recoveries	0	63	42	25	23	185	0	0	338

YTD net charge-offs	$(43)	$(757)	$(880)	$(312)	$(184)	$(278)	$(2)	$0	$(2,456)

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

At September 30, 2020 and December 31, 2019, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $25,696 and $15,515, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $266 and $890, respectively.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three months and nine months ended September 30, 2020 are presented in accordance with ASC 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $54,716 (net of an allowance for credit losses of $435) and $48,130 at September 30, 2020 and December 31, 2019, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $435 for accrued interest receivables not expected to be collected as of September 30, 2020. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of September 30, 2020 and the accrued interest receivables written off by reversing interest income as of September 30, 2020:

	Accrued Interest Receivable	Accrued Interest Receivables Written Off by Reversing Interest Income
	At September 30, 2020	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Commercial Real Estate:
Owner-occupied	$4,388	$16	$116
Nonowner-occupied	14,745	30	75
Other Commercial	13,221	40	85
Residential Real Estate	13,225	31	165
Construction	6,887	508	508
Consumer:
Bankcard	0	0	0
Other consumer	2,685	29	96

	$55,151	$654	$1,045

Less: Allowance for credit losses	(435)

Total	$54,716

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
United pools its loans and leases based on similar risk characteristics in estimating expected credit losses. United has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

•	Method: Probability of Default/Loss Given Default (PD/LGD)

•	Commercial Real Estate Owner-Occupied

•	Commercial Real Estate Nonowner-Occupied

•	Commercial Other

•	Method: Cohort

•	Residential Real Estate

•	Construction & Land Development

•	Consumer

•	Bankcard
Risk characteristics of commercial real estate owner-occupied loans and commercial other loans and leases are similar in that they are normally dependent upon the borrower’s internal cash flow from operations to service debt. Commercial real estate nonowner-occupied loans differ in that cash flow to service debt is normally dependent on external income from third parties for use of the real estate such as rents, leases and room rates. Residential real estate loans are dependent upon individual borrowers who are affected by changes in general economic conditions, demand for housing and resulting residential real estate valuation. Construction and land development loans are impacted mainly by demand whether for new residential housing or for retail, industrial, office and other types of commercial construction within a given area. Consumer loan pool risk characteristics are influenced by general, regional and local economic conditions.

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
Expected credit losses are estimated over the contractual term of the loans and leases, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by United.
For past loans and leases acquired through the completion of a transfer, including loans and leases acquired in a business combination, that had evidence of deterioration of credit quality since origination (“PCI”) and accounted for under ASC Topic 310, an entity did not have to reassess whether any loans and leases previously accounted for as PCI meet the definition of purchased credit deteriorated (“PCD”) loans and leases upon adoption of ASC Topic 326. Any changes in the allowance for credit losses for these loans and leases were accounted for as an adjustment to the loan’s amortized cost basis and not as a cumulative-effect adjustment to United’s beginning retained earnings.
Non-PCI
loans and leases are now classified as
non-PCD
loans and leases with the adoption of ASC Topic 326. In accordance with ASC Topic 326 guidance, United calculated a PCD rate adjustment for all PCD loans and leases at adoption. Such adjustment created a deferred fee balance for any excess amount not deemed to be credit-related between the PCD recorded balance at the adoption date and the contractual principal and interest balances outstanding.
For allowance for credit losses under ASC Topic 326 calculation purposes, all acquired loans and leases will be included in their relevant pool and subject to legacy loss rates for that applicable pool unless they meet the criteria for specific review.
For loans and leases acquired after the adoption of ASC Topic 326, United will likely take several factors into consideration when determining if loans and leases meet the definition of PCD. ASC Topic 326 lists some, but not all, factors for consideration in the bifurcation of PCD versus non-PCD
assets:

•	Financial assets that are delinquent as of the acquisition date

•	Financial assets that have been downgraded since origination

•	Financial assets that have been placed on nonaccrual status

•	Financial assets for which, after origination, credit spreads have widened beyond the threshold specified in its policy
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. United estimates expected credit losses over the contractual period in which United is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by United. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed above related to the loans and leases receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. Adjustments to the reserve for lending-related commitments on off-balance
sheet credit exposures is recorded as other expense in the income statement. The reserve for lending-related commitments of $15,960 and $1,733 at September 30, 2020 and December 31, 2019, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.

For the nine months ended September 30, 2020 the allowance for credit losses increased significantly from the year ended December 31, 2019 primarily due to the adoption of the current expected credit loss (CECL) model under ASC 326 on January 1, 2020 and the macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at September 30, 2020. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then qualitative adjustments are applied which include analyses of the following for the first nine months of 2020:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as collateral values and past due loans and leases, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the third quarter as compared to the second.

•	The forecast is less severe than second quarter; however, projections show a more gradual recovery pace over a longer period compared to the second quarter.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Three Months Ended September 30, 2020
	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan and Lease Losses:
Beginning balance	$22,738	$25,777	$79,404	$38,883	$32,303	$280	$15,736	$0	$215,121
Initial allowance for PCD loans (acquired during the period)	0	0	0	0	0	0	0	0	0
Charge-offs	(1,627)	(945)	(4,432)	(490)	(29)	(59)	(886)	0	(8,468)
Recoveries	64	25	2,065	448	68	22	128	0	2,820
Provision	2,570	9,841	1,994	(2,108)	2,699	40	1,303	0	16,339

Ending balance	$23,745	$34,698	$79,031	$36,733	$35,041	$283	$16,281	$0	$225,812

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Nine Months Ended September 30, 2020
	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan and Lease Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,162)	(2,882)	(11,460)	(1,380)	(1,998)	(187)	(2,794)	0	(22,863)
Recoveries	374	747	2,511	750	1,429	34	338	0	6,183
Provision	6,444	12,747	37,514	14,443	12,825	334	5,051	0	89,358

Ending balance	$23,745	$34,698	$79,031	$36,733	$35,041	$283	$16,281	$0	$225,812

Allowance for Loan Losses and Carrying Amount of Loans
For the Year Ended December 31, 2019
	Commercial Real Estate				Construction		Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Consumer	Estimated Imprecision	Total
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,905)	(1,093)	(12,975)	(2,967)	(1,303)	(2,867)	0	(29,110)
Recoveries	3,733	80	2,599	858	175	706	0	8,151
Provision	4,663	2,618	16,360	(1,342)	(3,511)	2,473	52	21,313

Ending balance	$5,554	$8,524	$47,325	$8,997	$3,353	$3,007	$297	$77,057

Ending Balance: individually evaluated for impairment	$973	$2,979	$11,931	$354	$262	$0	$0	$16,499
Ending Balance: collectively evaluated for impairment	$4,581	$5,545	$35,394	$8,643	$3,091	$3,007	$297	$60,558
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,201,652	$3,965,960	$2,285,037	$3,686,401	$1,408,205	$1,166,293	$0	$13,713,548
Ending Balance: individually evaluated for impairment	$16,703	$27,121	$54,108	$11,526	$14,047	$0	$0	$123,505
Ending Balance: collectively evaluated for impairment	$1,160,556	$3,925,249	$2,194,432	$3,665,140	$1,382,369	$1,166,293	$0	$13,494,039
Ending Balance: loans acquired with deteriorated credit quality	$24,393	$13,590	$36,497	$9,735	$11,789	$0	$0	$96,004

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,396	$(74,429)	$0	$0	$101,396	$(74,429)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent Mortgage trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,789,571		$5,315		$1,794,886

	December 31, 2019
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$98,359	$(69,508)	$0	$0	$98,359	$(69,508)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2019	$1,472,699	$5,315	$1,478,014
Preliminary addition to goodwill from Carolina Financial acquisition	316,872	0	316,872

Goodwill at September 30, 2020	$1,789,571	$5,315	$1,794,886

United incurred amortization expense of $1,691 and $4,914 for the three and nine months ended September 30, 2020 as compared to $1,754 and $5,262 for the three and nine months ended September 30, 2019, respectively.
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
The unpaid principal balances of loans serviced for others were approximately $3,551,157 at September 30, 2020.

The estimated fair value of the mortgage servicing rights was $20,413 at September 30, 2020. The estimated fair value of servicing rights at September 30, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 13.93% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 7.59% to 17.80% with a weighted average prepayment rate of 15.08%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.75%. Please refer to Note 14 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note 2 of these Notes to Consolidated Financial Statements, the Company acquired $20,123 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020. The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
MSRs beginning balance	$20,910	$0
Addition from acquisition of subsidiary	0	20,123
Amount capitalized	2,500	4,391
Purchased servicing	0	0
Amount amortized	(1,887)	(2,991)

MSRs ending balance	$21,523	$21,523

MSRs valuation allowance beginning balance	$(710)	$0
MSRs impairment	(400)	(1,110)

MSRs valuation allowance ending balance	$(1,110)	$(1,110)

MSRs, net of valuation allowance	$20,413	$20,413

The Company recorded temporary impairments of $400 and $1,110 on mortgage servicing rights for the three months and nine months ended September 30, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.
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
United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 12 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties. Our sublease portfolio consists of operating leases to other organizations for former branch offices.

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
The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	September 30, 2020	September 30, 2019
Operating lease cost	Net occupancy expense	$5,704	$4,864
Sublease income	Net occupancy expense	(102)	(197)

Net lease cost		$5,602	$4,667

		Nine Months Ended	Nine Months Ended
	Classification	September 30, 2020	September 30, 2019
Operating lease cost	Net occupancy expense	$16,665	$14,571
Sublease income	Net occupancy expense	(496)	(671)

Net lease cost		$16,169	$13,900

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$72,789	$57,783
Operating lease liabilities	Operating lease liabilities	$76,604	$61,342
Other information related to leases was as follows:

September 30, 2020
Weighted-average remaining lease term:
Operating leases	5.72 years
Weighted-average discount rate:
Operating leases	2.53%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,854	$4,903
ROU assets obtained in the exchange for lease liabilities	7,148	1,537

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,593	$14,552
ROU assets obtained in the exchange for lease liabilities	19,480	5,953

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2019, consists of the following as of September 30, 2020 and December 31, 2019:

	Amount
Year	As of September 30, 2020	As of December 31, 2019
2020	$5,467	$17,725
2021	19,994	15,180
2022	15,706	11,522
2023	12,224	8,751
2024	8,010	5,127
Thereafter	20,607	8,190

Total lease payments	82,008	66,495
Less: imputed interest	(5,404)	(5,153)

Total	$76,604	$61,342

10. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2020, United did not have any federal funds purchased while total securities sold under agreements to repurchase (“REPOs”) were $148,357. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2020, United had no outstanding balance under this line of credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2020, United had an unused borrowing amount of approximately $6,685,985 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2020, $645,249 of FHLB advances with a weighted-average interest rate of 0.65% are scheduled to mature within the next five years.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2020	$561,003
2021	52,429
2022	20,869
2023	0
2024 and thereafter	10,948

Total	$645,249

At September 30, 2020, United had a total of nineteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At September 30, 2020, the outstanding balance of the Debentures and the assumed subordinated notes was $279,425 and the outstanding balance of the Debentures was $236,164 at December 31, 2019. These amounts are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $5,800,813 and $3,610,777 of loan commitments outstanding as of September 30, 2020 and December 31, 2019, respectively, approximately 35% of which contractually expire within one year. Included in the September 30, 2020 amount are commitments to extend credit of $293,229 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2020 and December 31, 2019, United had $5,092 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $136,275 and $145,105 as of September 30, 2020 and December 31, 2019, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment has a reserve of $1,230 as of September 30, 2020.
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
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to accumulated other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to accumulated other comprehensive income, net of tax and reclassified into earnings in the same line associated with the forecasted transaction when the forecasted transaction affects earnings.
During the second quarter of 2020, United entered into a new interest rate swap derivative designated as a cash flow hedge. The notional amount of the cash flow hedge derivative totaled $250,000. The derivative is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. United is required to pay-fixed
0.59% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 10 years with an expiration date in June 2030. During the third quarter of 2020, United entered into an additional interest rate swap derivative designated as a cash flow hedge. The notional amount of the cash flow hedge derivative totaled $250,000. The derivative is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. United is required to pay-fixed
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of September 30, 2020, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $1,262 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following September 30, 2020 related to the cash flow hedges. As of September 30, 2020, the maximum length of time over which forecasted transactions are hedged is ten years.
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
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for liability derivatives as of September 30, 2020. The related fair value on a net basis approximate zero.

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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2020 and December 31, 2019.

	Asset Derivatives
	September 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$75,431	$1,990	Other assets	$27,260	$9
TBA mortgage-backed securities	Other assets	229,000	95	Other assets	0	0
Interest rate lock commitments	Other assets	1,399,936	49,810	Other assets	117,252	4,518

Total derivatives not designated as hedging instruments		$1,704,367	$51,895		$144,512	$4,527

Total asset derivatives		$1,704,367	$51,895		$144,512	$4,527

	Liability Derivatives
	September 30, 2020			December 31, 2019
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$78,126	$7,878	Other liabilities	$82,243	$2,394

Total Fair Value Hedges		$78,126	$7,878		$82,243	$2,394
Cash Flow Hedge:
Interest rate swap contract (hedging FHLB borrowing)	Other liabilities	$500,000	$775	Other liabilities	$0	$0

Total Cash Flow Hedge		$500,000	$775		$0	$0

Total derivatives designated as hedging instruments		$578,126	$8,653		$82,243	$2,394

Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$775,000	$2,713	Other liabilities	$274,000	$671

Total derivatives not designated as hedging instruments		$775,000	$2,713		$274,000	$671

Total liability derivatives		$1,353,126	$11,366		$356,243	$3,065

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2020 and December 31, 2019.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	September 30, 2020
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans and leases, net of unearned income	$78,937	$(7,878)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2019
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans and leases, net of unearned income	$81,397	$(2,394)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2020	September 30, 2019
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(409)	$(187)

Total derivatives in hedging relationships		$(409)	$(187)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	246	44
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,604	2,641
Interest rate lock commitments	Income from Mortgage Banking Activities	20,915	602

Total derivatives not designated as hedging instruments		$22,765	$3,287

Total derivatives		$22,356	$3,100

		Nine Months Ended
	Income Statement Location	September 30, 2020	September 30, 2019
Derivatives in fair value hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(1,129)	$(285)

Total derivatives in hedging relationships		$(1,129)	$(285)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(315)	916
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(167)	2,167
Interest rate lock commitments	Income from Mortgage Banking Activities	33,084	6,472

Total derivatives not designated as hedging instruments		$32,602	$9,555

Total derivatives		$31,473	$9,270

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (Level 2). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2020, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2020. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment.

Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (Level 2) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (Level 3). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.02% to 0.27% with a weighted average increase of 0.17%.
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
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings either in interest income or interest expense depending on the nature of the hedged financial instrument. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to accumulated other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to accumulated other comprehensive income, net of tax and reclassified into earnings in the same line associated with the forecasted transaction when the forecasted transaction affects earnings.
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

For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (Level 2) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (Level 3). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.02% to 0.27% with a weighted average increase of 0.17%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2020 Using
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,510	$0	$66,510	$0
State and political subdivisions	536,155	0	536,155	0
Residential mortgage-backed securities Agency	804,332	0	804,332	0
Non-agency	42,340	0	42,340	0
Commercial mortgage-backed securities Agency	650,986	0	650,986	0
Asset-backed securities	283,589	0	283,589	0
Trust preferred collateralized debt obligations	0	0	0	0
Single issue trust preferred securities	16,748	0	16,748	0
Other corporate securities	377,142	6,282	370,860	0

Total available for sale securities	2,777,802	6,282	2,771,520	0
Equity securities:
Financial services industry	100	100	0	0
Equity mutual funds (1)	4,160	4,160	0	0
Other equity securities	5,995	5,995	0	0

Total equity securities	10,255	10,255	0	0
Loans held for sale	784,457	0	59,663	724,794
Derivative financial assets:
Forward sales commitments	1,990	0	1,990	0
TBA mortgage-backed securities	95	0	95	0
Interest rate lock commitments	49,810	0	9,936	39,874

Total derivative financial assets	51,895	0	12,021	39,874
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	8,653	0	8,653	0
TBA mortgage-backed securities	2,713	0	2,713	0

Total derivative financial liabilities	11,366	0	11,366	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2019 Using
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,676	$0	$58,676	$0
State and political subdivisions	272,362	0	272,362	0
Residential mortgage-backed securities Agency	836,534	0	836,534	0
Non-agency	3,833	0	3,833	0
Commercial mortgage-backed securities Agency	614,973	0	614,973	0
Asset-backed securities	276,139	0	276,139	0
Trust preferred collateralized debt obligations	4,703	0	0	4,703
Single issue trust preferred securities	16,774	0	16,774	0
Other corporate securities	353,302	6,586	346,716	0

Total available for sale securities	2,437,296	6,586	2,426,007	4,703
Equity securities:
Financial services industry	154	154	0	0
Equity mutual funds (1)	3,971	3,971	0	0
Other equity securities	4,769	4,769	0	0

Total equity securities	8,894	8,894	0	0
Loans held for sale	384,375	0	0	384,375
Derivative financial assets:
Interest rate swap contracts	9	0	9	0
Forward sales commitments	4,518	0	0	4,518

Total derivative financial assets	4,527	0	9	4,518
Liabilities
Derivative financial liabilities:	2,394	0	2,394	0
TBA mortgage-backed securities	671	0	671	0

Total derivative financial liabilities	3,065	0	3,065	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2020 and the year ended December 31, 2019.

The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available for sale Securities
	Trust preferred collateralized debt obligations
	September 30, 2020	December 31, 2019
Balance, beginning of period	$4,703	$5,917
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	309	(155)
Included in other comprehensive income	0	(1,059)
Sales	(5,012)	0

Balance, end of period	$0	$4,703

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Loans held for sale
	September 30, 2020	December 31, 2019
Balance, beginning of period	$384,375	$247,104
Originations	4,088,247	2,941,722
Sales	(3,915,328)	(2,888,257)
Total gains or losses during the period recognized in earnings	167,500	83,806

Balance, end of period	$724,794	$384,375

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2020	December 31, 2019
Balance, beginning of period	$4,518	$4,103
Transfers other	35,356	415

Balance, end of period	$39,874	$4,518

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Assets
Loans held for sale
Income from mortgage banking activities	$7,807	$(1,304)

Description	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Assets
Loans held for sale
Income from mortgage banking activities	$18,278	$5,238
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2020			December 31, 2019
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Assets
Loans held for sale	$759,737	$784,457	$24,720	$375,274	$384,375	$9,101
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three months ended September 30, 2020. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Carolina Financial in the second quarter of 2020, no other fair value measurement of intangible assets was made during the first nine months of 2020 and 2019.

Mortgage Servicing Rights (
“
MSRs
”
):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For September 30, 2020, the average range of discount rates was 9.50% to 13.93% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.59% to 17.80% with a weighted average prepayment rate of 15.08%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 3.75%.
The Company recorded a $400 temporary impairment of mortgage servicing rights in the quarter ended September 30, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at September 30, 2020
Description	Balance as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$27,627	$0	$27,627	$0	$(5)
Individually assessed loans	52,921	0	40,285	12,636	1,242
OREO	25,696	0	25,645	51	(445)
Mortgage servicing rights	20,413	0	0	20,413	(1,110)

		Carrying value at December 31, 2019
Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$3,139	$0	$3,139	$0	$(4)
Impaired Loans	68,213	0	55,792	12,421	1,831
OREO	15,515	0	15,495	20	(785)
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
Loans and leases
: The fair values of certain mortgage loans (e.g.,
one-to-four
family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans and leases (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans and agricultural loans) are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans and leases with similar terms to borrowers of similar creditworthiness, which include adjustments for liquidity concerns. For acquired PCD loans, fair value is assumed to equal United’s carrying value, which represents the present value of expected future principal and interest cash flows, as adjusted for any Allowance for Credit Losses recorded for these loans.
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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Cash and cash equivalents	$1,656,533	$1,656,533	$0	$1,656,533	$0
Securities available for sale	2,777,802	2,777,802	6,282	2,771,520	0
Securities held to maturity	1,214	1,213	0	194	1,019
Equity securities	10,255	10,255	10,255	0	0
Other securities	217,992	207,093	0	0	207,093
Loans held for sale	812,084	812,084	0	87,290	724,794
Net loans and leases	17,704,419	16,925,002	0	0	16,925,002
Derivative financial assets	51,895	51,895	0	12,021	39,874
Mortgage servicing rights	20,413	20,413	0	0	20,413
Deposits	20,251,539	20,248,507	0	20,248,507	0
Short-term borrowings	148,357	148,357	0	148,357	0
Long-term borrowings	924,674	875,217	0	875,217	0
Derivative financial liabilities	11,366	11,366	0	11,366	0
December 31, 2019
Cash and cash equivalents	$837,493	$837,493	$0	$837,493	$0
Securities available for sale	2,437,296	2,437,296	6,586	2,426,007	4,703
Securities held to maturity	1,446	1,447	0	427	1,020
Equity securities	8,894	8,894	8,894	0	0
Other securities	222,161	211,053	0	0	211,053
Loans held for sale	387,514	387,514	0	3,139	384,375
Net loans	13,635,072	13,185,955	0	0	13,185,955
Derivative financial assets	4,527	4,527	0	9	4,518
Deposits	13,852,421	13,843,077	0	13,843,077	0
Short-term borrowings	374,654	374,654	0	374,654	0
Long-term borrowings	1,838,029	1,820,297	0	1,820,297	0
Derivative financial liabilities	3,065	3,065	0	3,065	0
15. STOCK BASED COMPENSATION
On May 12, 2020, United’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The 2020 LTI Plan became effective May 13, 2020. An award granted under the 2020 LTI Plan may consist of any non-qualified
stock options or incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2020 LTI Plan is 2,300,000. The 2020 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the “Board”). Unless otherwise determined by the Board, the Compensation Committee of the Board (the “Committee”) shall administer the 2020 LTI Plan. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any non-employee
director during any calendar year is 10,000 or, if such Award is payable in cash, the Fair Market Value equivalent thereof. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 50,000 shares to any individual key employee and 10,000 shares to any individual non-employee
director. Subject to certain change in control provisions, the 2020 LTI Plan provides that all awards of will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. United adopted a clawback policy that applies to named executive officers and other executive officers and permits the Committee to cancel certain awards and to recoup gains realized from previous awards should United be required to prepare an accounting restatement due to materially inaccurate performance metrics. A Form
S-8
was filed on May 29, 2020 with the Securities and Exchange Commission to register all the shares which were available for the 2020 LTI Plan. The 2020 LTI Plan replaces the 2016 LTI Plan.

Compensation expense of $1,369 and $3,991 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2020, respectively, as compared to the compensation expense of $1,194 and $3,505 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2019, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of September 30, 2020, and the changes during the first nine months of 2020 are presented below:

	Nine Months Ended September 30, 2020
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price

Outstanding at January 1, 2020	1,715,316			$34.49
Assumed in Carolina Financial merger	117,116			12.14
Granted	183,551			32.51
Exercised	(14,994)			20.48
Forfeited or expired	(8,915)			28.47

Outstanding at September 30, 2020	1,992,074	$1,182	5.3	$33.13

Exercisable at September 30, 2020	1,446,719	$1,182	4.1	$31.67

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	589,737	$7.62
Granted	183,551	5.65
Vested	(225,582)	7.68
Forfeited or expired	(2,351)	7.32

Nonvested at September 30, 2020	545,355	$6.93

During the nine months ended September 30, 2020 and 2019, 14,994 and 98,613 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2020 and 2019 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2020 and 2019 was $249 and $1,463 respectively.
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

The following summarizes the changes to United’s restricted common shares for the period ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	247,896	$39.20
Granted	182,425	32.19
Vested	(88,671)	39.32
Forfeited	(946)	36.58

Outstanding at September 30, 2020	340,704	$35.42

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. United made a discretionary contribution of $20,000 during the first nine months of 2020. No discretionary contribution was made during the first nine months of 2019.
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
Net periodic pension cost for the three and nine months ended September 30, 2020 and 2019 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Service cost	$722	$567	$2,152	$1,683
Interest cost	1,301	1,474	3,874	4,375
Expected return on plan assets	(2,658)	(2,382)	(7,917)	(7,068)
Recognized net actuarial loss	1,458	1,198	4,342	3,553

Net periodic pension cost	$823	$857	$2,451	$2,543

Weighted-Average Assumptions:
Discount rate	3.42%	4.52%	3.42%	4.52%
Expected return on assets	6.75%	7.00%	6.75%	7.00%
Rate of compensation increase (prior to age 40)	5.00%	n/a	5.00%	n/a
Rate of compensation increase (ages 40-54)	4.00%	n/a	4.00%	n/a
Rate of compensation increase (prior to age 45)	n/a	3.50%	n/a	3.50%
Rate of compensation increase (otherwise)	3.50%	3.00%	3.50%	3.00%

17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2020 and 2019, the total amount of accrued interest related to uncertain tax positions was $931 and $641, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2016, 2017 and 2018 and certain State Taxing authorities for the years ended December 31, 2016 through 2018.
United’s effective tax rate was 21.82% and 20.23% for the third quarter and first nine months of 2020 and 20.50% and 20.86% for the third quarter and first nine months of 2019.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net Income	$103,784	$65,965	$196,653	$196,814
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(272)	0	(347)
Related income tax effect	0	64	0	81
Less: OTTI charges recognized in net income	0	9	0	84
Related income tax benefit	0	(3)	0	(20)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	0	2,188
Related income tax benefit	0	0	0	(510)

Net unrealized (losses) gains on AFS securities with OTTI	0	(202)	0	1,476
AFS securities – all other:
Change in net unrealized gain on AFS securities arising during the period	11,526	5,070	72,385	48,014
Related income tax effect	(2,686)	(1,181)	(16,866)	(11,187)
Net reclassification adjustment for (gains) losses included in net income	(861)	(66)	(2,502)	152
Related income tax expense (benefit)	201	16	583	(35)

	8,180	3,839	53,600	36,944

Net effect of AFS securities on other comprehensive income	8,180	3,637	53,600	38,420

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge	884	0	(775)	0
Related income tax effect	(206)	0	181	0

Net effect of cash flow hedge derivatives on other comprehensive income	678	0	(594)	0

Pension plan:
Recognized net actuarial loss	1,458	1,198	4,342	3,553
Related income tax benefit	(470)	(249)	(1,129)	(785)

Net effect of change in pension plan asset on other comprehensive income	988	949	3,213	2,768

Total change in other comprehensive income	9,846	4,586	56,219	41,188

Total Comprehensive Income	$113,630	$70,551	$252,872	$238,002

The components of accumulated other comprehensive income for the nine months ended September 30, 2020 are as follows:
Changes in Accumulated Other Comprehensive Income (AOCI) by Component
(a)
For the Nine Months Ended September 30, 2020

	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedge	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$7,956	$0	$(42,825)	$(34,869)
Other comprehensive income before reclassification	55,519	(594)	0	54,925
Amounts reclassified from accumulated other comprehensive income	(1,919)	0	3,213	1,294

Net current-period other comprehensive income, net of tax	53,600	(594)	3,213	56,219

Balance at September 30, 2020	$61,556	$(594)	$(39,612)	$21,350

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2020

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses (gains) included in net income	$(2,502)	Net investment securities losses

	(2,502)	Total before tax
Related income tax effect	583	Tax expense

	(1,919)	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses (gains) included in net income	$0	Interest expense

	0	Total before tax
Related income tax effect	0	Tax expense

Pension plan:
Recognized net actuarial loss	4,342 (a)

	4,342	Total before tax
Related income tax effect	(1,129)	Tax expense

	3,213	Net of tax

Total reclassifications for the period	$1,294

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 16, Employee Benefit Plans)

19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Distributed earnings allocated to common stock	$45,295	$34,434	$126,080	$103,711
Undistributed earnings allocated to common stock	58,229	31,378	70,064	92,654

Net earnings allocated to common shareholders	$103,524	$65,812	$196,144	$196,365

Average common shares outstanding	129,373,154	101,432,243	116,876,402	101,698,530
Equivalents from stock options	81,812	279,497	68,192	268,605

Average diluted shares outstanding	129,454,966	101,711,740	116,944,594	101,967,135

Earnings per basic common share	$0.80	$0.65	$1.68	$1.93
Earnings per diluted common share	$0.80	$0.65	$1.68	$1.93
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2020			As of December 31, 2019
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,581	$284,939	$10,642	$257,941	$248,680	$9,261

(1)	Represents investment in VIEs.
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2020 and 2019 is as follows:

	At and For the Three Months Ended September 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$182,187	$2,740	$(2,241)	$2,978	$185,664
Provision for loans losses	16,781	0	0	0	16,781
Other income	26,615	110,900	33	(2,080)	135,468
Other expense	125,681	43,417	1,597	898	171,593
Income taxes	15,053	14,823	(902)	0	28,974

Net income (loss)	$51,287	$55,400	$(2,903)	$0	$103,784

Total assets (liabilities)	$25,620,814	$953,531	$27,841	$(670,878)	$25,931,308
Average assets (liabilities)	26,148,305	763,170	22,239	(518,091)	26,415,623

	At and For the Three Months Ended September 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$143,615	$203	$(3,052)	$1,152	$141,918
Provision for loans losses	5,033	0	0	0	5,033
Other income	18,696	24,331	87	(890)	42,224
Other expense	77,312	20,256	(1,696)	262	96,134
Income taxes	16,393	877	(260)	0	17,010

Net income (loss)	$63,573	$3,401	$(1,009)	$0	$65,965

Total assets (liabilities)	$19,593,009	$491,832	$17,120	$(350,500)	$19,751,461
Average assets (liabilities)	19,579,180	398,880	16,925	(328,377)	19,666,608

	At and For the Nine Months Ended September 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$490,311	$5,935	$(7,487)	$9,025	$497,784
Provision for loans losses	89,811	0	0	0	89,811
Other income	66,483	203,103	89	(9,011)	260,664
Other expense	312,621	99,435	10,030	14	422,100
Income taxes	31,245	22,042	(3,403)	0	49,884

Net income (loss)	$123,117	$87,561	$(14,025)	$0	$196,653

Total assets (liabilities)	$25,620,814	$953,531	$27,841	$(670,878)	$25,931,308
Average assets (liabilities)	23,294,069	597,057	4,101	(422,920)	23,472,307

	At and For the Nine Months Ended September 30, 2019
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$442,022	$369	$(9,584)	$3,832	$436,639
Provision for loans losses	15,446	0	0	0	15,446
Other income	54,746	63,938	342	(5,784)	113,242
Other expense	235,610	53,869	(1,773)	(1,952)	285,754
Income taxes	51,266	2,163	(1,562)	0	51,867

Net income (loss)	$194,446	$8,275	$(5,907)	$0	$196,814

Total assets (liabilities)	$19,593,009	$491,832	$17,120	$(350,500)	$19,751,461
Average assets (liabilities)	19,410,636	330,668	6,926	(269,306)	19,478,924

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS
(“COVID-19”)
PANDEMIC
As of December 31, 2019, there were reported cases of a “pneumonia of unknown cause” that were limited to one region of the world. By January 7, 2020, the exact strain, a new type of coronavirus, was identified, and initially named 2019-nCoV. On January 21, 2020 the first case of the new coronavirus was reported in the U.S. On January 30, 2020, the World Health Organization (“WHO”) declared the outbreak a “Public Health Emergency of International Concern.” In February of 2020, the WHO officially began calling the disease
COVID-19.
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
On April 16, 2020, the Small Business Administration (“SBA”) announced that all available funds under the PPP had been exhausted and applications were no longer being accepted. In response, President Trump signed into law the “Paycheck Protection Program and Health Care Enhancement Act” on April 24, 2020. This legislation provides additional fiscal year (“FY”) 2020 emergency supplemental funding to increase by $310 billion, the amount authorized and appropriated for commitments for the PPP authorized under section 7(a) of the Small Business Act, economic injury disaster loans and emergency grants under the CARES Act, to fund hospital and provider recovery and testing, and for other purposes. On June 5, 2020, President Trump signed into law the “Paycheck Protection Program Flexibility Act of 2020 (PPPFA),” which amends the PPP to give borrowers more freedom in how and when loan funds are spent while retaining the possibility of full forgiveness. Key components of the PPPFA are summarized below:

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
New legislation signed by the President July 4, 2020, extends the deadline to apply for a PPP loan through August 8, 2020. The original application deadline was June 30, 2020. The new legislation involves $134 billion in unspent PPP funds when the application process shut down at the end of June. Those funds were once again available giving Congress time to decide how to re-appropriate
anything left after August 8.
Loans covered by the PPP may be eligible for loan forgiveness for certain costs incurred related to payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. On October 8, 2020, the SBA released a simpler loan forgiveness application for PPP loans of $50,000 or less to streamline the PPP forgiveness process. The remaining loan balance after forgiveness of any amounts is still fully guaranteed by the SBA.
In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). As of September 30, 2020, United had processed almost 9,000 loans totaling over $1.29 billion under the PPP and recognized $5.3 million and $10.1 million of fee income during the third quarter and first nine months of 2020, respectively, related to the PPP loans.

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
Impact on our Financial Position and Results of Operations
. Significant uncertainties as to future economic conditions exist. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. For the first nine months of 2020, the economic pressures, existing and forecasted, as of end of the first, second and third quarters, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the first nine months. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives in the first quarter of 2020.
In addition, the economic pressures and uncertainties arising from the
COVID-19
pandemic may result in specific changes in consumer and business spending and borrowing and saving habits, affecting the demand for loans and other products and services United offers. Consumers affected by
COVID-19
may continue to demonstrate changed behavior even after the crisis is over. For example, consumers may decrease discretionary spending on a permanent or long-term basis, certain industries may take longer to recover (particularly those that rely on travel or large gatherings) as consumers may be hesitant to return to full social interaction, United lends to customers operating in such industries including energy, restaurants, hotels/lodging, aviation, entertainment, retail and commercial real estate, among others, that have been significantly impacted by
COVID-19
and we are continuing to monitor these customers closely. In response to the
COVID-19
pandemic, United has taken deliberate actions to increase
on-balance
sheet liquidity and increase capital ratio levels. In keeping with guidance from regulators, United is also actively working with
COVID-19
affected customers to waive fees from a variety of sources (overdraft fees, ATM fees, account maintenance fees, etc.) as well as affected borrowers to defer their payments, interest, and fees. These measures are thought, at this time, to be temporary in conjunction with the length of the expected
COVID-19
pandemic related economic crisis. Through September 30, 2020, United has made 5,910 eligible loan modifications on approximately $3.30 billion of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings”, of the CARES Act. Of those amounts made, 1,433 of eligible loan modifications remain on approximately $1.19 billion of loans outstanding as of September 30, 2020. The Company continues to monitor the impact of the
COVID-19
pandemic closely, as well as any effects that may result from the CARES Act and any subsequent legislation; however, the extent to which the
COVID-19
pandemic will impact United’s operations and financial results during the remainder of 2020 is highly uncertain.

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
ASU
2016-13
requires entities to report “expected” credit losses on financial instruments measured at amortized cost and other commitments to extend credit rather than the prior “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Based on poor economic conditions at September 30, 2020, June 30, 2020 and March 31, 2020, management recorded $16.34 million, $27.12 million and $16.96 million in provision for credit losses related to United’s loan portfolio for the third quarter, second quarter and first quarter of 2020, respectively. In addition, United recorded a provision for loan losses of $28.95 million during the second quarter of 2020 on purchased non-credit
deteriorated
(“non-PCD”)
loans and leases from the Carolina Financial acquisition. For a further discussion, see the “Provision for Credit Losses” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ACQUISITION
On May 1, 2020, United acquired 100% of the outstanding common stock of Carolina Financial Corporation (“Carolina Financial”), headquartered in Charleston, South Carolina. Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. CresCom Bank owned and operated Crescent Mortgage Company, which is based in Atlanta. Crescent Mortgage Company is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. As a result of the merger, Crescent Mortgage became an indirectly-owned subsidiary of United. The Carolina Financial merger was accounted for under the acquisition method of accounting. At consummation, Carolina Financial had assets of $5.00 billion, loans and leases, net of unearned income of $3.29 billion and deposits of $3.87 billion.

The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the third quarter and first nine months of 2020 were impacted by increased levels of average balances, income, and expense as compared to the third quarter and first nine months of 2019. In addition, the third quarter and first nine months of 2020 included $5.67 million and $53.68 million, respectively, of merger-related expenses from the Carolina Financial acquisition.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2020, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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

At September 30, 2020, the allowance for loan losses was $225.81 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $22.58 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the first nine months of 2020 net income by approximately $17.84 million, after-tax
or $0.15 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note 6, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this MD&A.
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
At September 30, 2020, approximately 14.47% of total assets, or $3.75 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 78.73% or $2.95 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 21.27% or $797.77 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At September 30, 2020, only $11.37 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note 14 for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FINANCIAL CONDITION
United’s total assets as of September 30, 2020 were $25.93 billion, which was an increase of $6.27 billion or 31.88% from December 31, 2019, primarily the result of the acquisition of Carolina Financial on May 1, 2020 and PPP loans. Portfolio loans and leases increased $4.22 billion or 30.76%, cash and cash equivalents increased $819.04 million or 97.80%, investment securities increased $337.47 million or 12.64%, loans held for sale increased $424.57 million or 109.56%, goodwill increased $316.87 million or 21.44%, other assets increased $175.40 million or 39.69%, bank premises and equipment increased $83.81 million or 86.72% and interest receivable increased $7.06 million or 12.15% due primarily to the Carolina Financial merger. Total liabilities increased $5.37 billion or 32.92% from year-end
2019. This increase in total liabilities was due mainly to increases of $6.40 billion or 46.19% and $76.42 million or 44.87% in deposits and accrued and other liabilities, respectively, mainly due to the Carolina Financial acquisition. Partially offsetting these increases was a decrease of $1.14 billion or 51.51% in borrowings. Shareholders’ equity increased $903.61 million or 26.86% from year-end
2019 due primarily to the acquisition of Carolina Financial.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2020 increased $819.04 million or 97.80% from year-end
2019. In particular, interest-bearing deposits with other banks increased $727.04 million or 111.61% as United increased its liquidity due to the
COVID-19
pandemic by placing excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $91.99 million or 49.66% due to increases of $45.64 million in cash and $18.69 million in process with the Federal Reserve. Federal funds sold were flat, increasing $3 thousand or less than 1%. During the first nine months of 2020, net cash of $889.01 million was provided by financing activities while net cash of $45.34 million and $24.64 million were used in operating and investing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2020 and 2019.

Securities
Total investment securities at September 30, 2020 increased $337.47 million or 12.64% from year-end
2019. Carolina Financial added $580.79 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $340.51 million or 13.97%. This change in securities available for sale reflects $559.29 million acquired from Carolina Financial, $560.40 million in sales, maturities and calls of securities, $278.08 million in purchases, and an increase of $69.88 million in market value. Securities held to maturity declined $232 thousand or 16.04% from year-end
2019 due to maturities and calls of securities. Equity securities were $10.26 million at September 30, 2020, an increase of $1.36 million or 15.30% due mainly to net purchases and a change in value. Other investment securities decreased $4.17 million or 1.88% from year-end
2019 due to a decrease in Federal Home Loan Bank (FHLB) stock. Partially offsetting this decrease in FHLB stock were purchases of Federal Reserve Bank (FRB) stock and investment tax credits.
The following table summarizes the changes in the available for sale securities since year-end
2019:

(Dollars in thousands)	September 30 2020	December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,510	$58,676	$7,834	13.35%
State and political subdivisions	536,155	272,362	263,793	96.85%
Mortgage-backed securities	1,497,658	1,455,340	42,318	2.91%
Asset-backed securities	283,589	276,139	7,450	2.70%
Trust preferred collateralized debt obligations	0	4,703	(4,703)	(100.00%)
Single issue trust preferred securities	16,748	16,774	(26)	(0.16%)
Other corporate securities	377,142	353,302	23,840	6.75%

Total available for sale securities, at fair value	$2,777,802	$2,437,296	$340,506	13.97%

The following table summarizes the changes in the held to maturity securities since year-end
2019:

(Dollars in thousands)	September 30 2020		December 31 2019	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0		$0	$0	0.00%
State and political subdivisions	1,194	(1)	1,426	(232)	(16.27%)
Mortgage-backed securities	0		0	0	0.00%
Single issue trust preferred securities	0		0	0	0.00%
Other corporate securities	20		20	0	0.00%

Total held to maturity securities, at amortized cost	$1,214	(1)	$1,446	$(232)	(16.04%)

Note
: (1) net of allowance for credit losses of $21 thousand.
At September 30, 2020, gross unrealized losses on available for sale securities were $10.64 million. Securities with the most significant gross unrealized losses at September 30, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities relate mainly to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
As of September 30, 2020, United’s available for sale mortgage-backed securities had an amortized cost of $1.44 billion, with an estimated fair value of $1.50 billion. The portfolio consisted primarily of $777.16 million in agency residential mortgage-backed securities with a fair value of $804.33 million, $41.95 million in non-agency
residential mortgage-backed securities with an estimated fair value of $42.34 million, and $618.90 million in commercial agency mortgage-backed securities with an estimated fair value of $650.99 million.

As of September 30, 2020, United’s available for sale corporate securities had an amortized cost of $680.33 million, with an estimated fair value of $677.48 million. The portfolio consisted of $18.22 million in single issue trust preferred securities with an estimated fair value of $16.75 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $291.69 million and a fair value of $283.59 million and other corporate securities, with an amortized cost of $370.40 million and a fair value of $377.14 million.
United’s available for sale single-issue trust preferred securities had a fair value of $16.75 million as of September 30, 2020. Of the $16.75 million, $10.99 million or 65.62% were investment grade; $0.89 million or 5.28% were split rated; and $4.87 million or 29.10% were unrated. The two largest exposures accounted for 70.63% of the $16.75 million. These included Truist Bank at $6.96 million and Emigrant Bank at $4.87 million. All single-issue trust preferred securities are currently receiving full scheduled principal and interest payments.
The following is a summary of available for sale single-issue trust preferred securities as of September 30, 2020:

Security	Moodys	S&P	Fitch	Amortized Cost	Fair Value	Unrealized Loss/ (Gain)
				(Dollars in thousands)
Emigrant Bank	NR	NR	WD	$5,744	$4,874	$870
Truist Bank	Baa1	NR	BBB	4,964	4,620	344
M&T Bank	NR	BBB-	BBB-	3,053	3,223	(170)
Truist Bank	NR	BBB-	BBB	2,482	2,336	146
HSBC	Baa2	BBB	NR	1,000	811	189
Royal Bank of Scotland	Baa3	BB+	BBB	978	884	94

				$18,221	$16,748	$1,473

During the third quarter of 2020, United did not recognize any impairment on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2020 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2020, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $424.57 million or 109.56% from year-end
2019 due mainly to the acquisition of Carolina Financial and its mortgage banking subsidiary, Crescent Mortgage, and increased production. Carolina Financial added $65.76 million in loans held for sale. In addition, loan originations exceeded loan sales in the secondary market during the first nine months of 2020. Loan originations for the first nine months of 2020 were $4.52 billion while loans sales were $4.16 billion. Loans held for sale were $812.08 million at September 30, 2020 as compared to $387.51 million at year-end
2019.

Portfolio Loans & Leases
Loans and leases, net of unearned income, increased $4.22 billion or 30.76% from year-end
2019 mainly as a result of the Carolina Financial acquisition which added $3.29 billion, including purchase accounting amounts, in portfolio loans and leases and the issuance of PPP loans. Since year-end
2019, commercial, financial and agricultural loans and leases increased $3.41 billion or 45.69% as commercial loans and leases (not secured by real estate) increased $1.93 billion or 84.31%, including $1.29 billion in PPP loans, while commercial real estate loans increased $1.48 billion or 28.61%. Consumer loans increased $48.68 million or 4.17% due to an increase in indirect automobile financing in addition to the loans acquired from Carolina Financial. In addition, construction and land development loans increased $416.10 million or 29.55% while residential real estate loans increased $384.11 million or 10.42%. These increases were due primarily to the Carolina Financial acquisition. Otherwise, portfolio loans and leases, net of unearned income, increased $957.03 million from year-end
2019. Unearned income on loans and leases increased $35.87 million from year-end
2019 due mainly to the deferred loan fees on the PPP loans.
The following table summarizes the changes in the major loan classes since year-end
2019:

(Dollars in thousands)	September 30 2020	December 31 2019	$ Change	% Change
Loans held for sale	$812,084	$387,514	$424,570	109.56%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,616,380	$1,201,652	$414,728	34.51%
Nonowner-occupied commercial real estate	5,029,867	3,965,960	1,063,907	26.83%
Other commercial loans and leases	4,211,490	2,285,037	1,926,453	84.31%

Total commercial, financial, and agricultural	$10,857,737	$7,452,649	$3,405,088	45.69%
Residential real estate	4,070,507	3,686,401	384,106	10.42%
Construction & land development	1,824,303	1,408,205	416,098	29.55%
Consumer:
Bankcard	8,373	10,074	(1,701)	(16.89%)
Other consumer	1,206,600	1,156,219	50,381	4.36%

Total gross loans and leases	$17,967,520	$13,713,548	$4,253,972	31.02%
Less: Unearned income	(37,289)	(1,419)	(35,870)	2,527.84%

Total loans and leases, net of unearned income	$17,930,231	$13,712,129	$4,218,102	30.76%

For a further discussion of loans and leases see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $175.40 million or 39.69% from
year-end
2019. The Carolina Financial acquisition added $155.10 million in other assets plus an additional $3.04 million in core deposit intangibles and $196 thousand for the Crescent Mortgage trade name intangible. The cash surrender value of bank-owned life insurance policies increased $74.07 million, of which $71.88 million was acquired from Carolina Financial while the remaining increase was due to an increase in the cash surrender value. Deferred tax assets increased $7.63 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Carolina Financial acquisition while income tax receivable increased $25.52 million. The remainder of the increase in other assets is the result of an increase of $46.60 million in derivative assets from Carolina Financial and an increase of $10.18 million in OREO.

Deposits
Deposits represent United’s primary source of funding. Total deposits at September 30, 2020 increased $6.40 billion or 46.19% as the result of the Carolina Financial acquisition. Carolina Financial added $3.88 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $2.68 billion or 58.06% ($893.07 million added from Carolina Financial acquisition) while interest-bearing deposits increased $3.72 billion or 40.25% ($2.99 billion added from Carolina Financial acquisition) from December 31, 2019. Organically, deposits grew $2.52 billion from year-end
2019.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $2.68 billion increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $1.51 billion or 62.79% and personal noninterest-bearing deposits of $260.23 million or 35.00% as the result of the Carolina Financial acquisition. In addition, sweep activity to noninterest bearing MMDAs increased $869.12 million or 70.12%.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. All major categories of interest-bearing deposits increased from year-end
2019 as the result of the Carolina Financial acquisition. In particular, interest-bearing MMDAs increased $2.12 billion or 37.59% since year-end
2019 as commercial MMDAs increased $1.02 billion, personal MMDAs increased $731.95 million, and public funds MMDAs increased $391.01 million. Brokered MMDAs decreased $18.14 million. NOW accounts increased $385.39 million or 103.55% since year-end
2019. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $1.22 billion or 66.78% due to a $634.40 million increase in personal NOW accounts, a $322.79 million increase in public NOW accounts, and a $258.34 million increase in commercial NOW accounts.
Regular savings increased $363.09 million or 41.13% from
year-end
2019 due to a $324.00 million increase in personal savings accounts and a $39.00 million increase in commercial savings accounts as the result of the Carolina Financial acquisition.
Time deposits under $100,000 increased $322.36 million or 44.53% from year-end
2019 due mainly to an increase in fixed rate certificates of deposits (CDs) of $243.91 million due to the Carolina Financial acquisition. Time deposits over $100,000 increased $520.52 million or 32.54% as brokered deposits increased $102.65 million, fixed rate CDs over $100,000 increased $499.74 million, and public funds CDs over $100,000 increased $18.24 million, all as a result of the Carolina Financial acquisition. Partially offsetting these increases in time deposits over $100,000 was a $102.40 million decrease in Certificate of Deposit Account Registry Service (“CDARS”) balances.
The table below summarizes the changes by deposit category since year-end
2019:

(Dollars in thousands)	September 30 2020	December 31 2019	$ Change	% Change
Demand deposits	$5,196,127	$3,381,866	$1,814,261	53.65%
Interest-bearing checking	757,563	372,175	385,388	103.55%
Regular savings	1,245,983	882,889	363,094	41.13%
Money market accounts	9,885,198	6,891,696	2,993,502	43.44%
Time deposits under $100,000	1,046,299	723,941	322,358	44.53%
Time deposits over $100,000 (1)	2,120,369	1,599,854	520,515	32.54%

Total deposits	$20,251,539	$13,852,421	$6,399,118	46.19%

(1)	Includes time deposits of $250,000 or more of $969,917 and $803,414 at September 30, 2020 and December 31, 2019, respectively.

Borrowings
Total borrowings at September 30, 2020 decreased $1.14 billion or 51.51% since year-end
2019. Carolina Financial added $374.74 million, including purchase accounting amounts, upon consummation of the acquisition. During the first nine months of 2020, short-term borrowings decreased $226.30 million or 60.40% due to a $250.00 million decrease in short term FHLB advances while securities sold under agreements to repurchase increased $23.70 million. Carolina Financial added $332.00 million in short-term borrowings, most of which was repaid prior to June 30, 2020. Long-term borrowings decreased $913.36 million or 49.69% from year-end
2019 as long-term FHLB advances decreased $956.62 million as a result of early payoff of long-term FHLB advances while issuances of trust preferred capital securities increased $33.40 million. Including purchase accounting amounts, Carolina Financial added $42.74 million in long-term borrowings, which included subordinated debt of $9.87 million.
The table below summarizes the change in the borrowing categories since year-end
2019:

(Dollars in thousands)	September 30 2020	December 31 2019	$ Change	% Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	148,357	124,654	23,703	19.02%
Short-term FHLB advances	0	250,000	(250,000)	(100.00%)
Long-term FHLB advances	645,249	1,601,865	(956,616)	(59.72%)
Subordinated debt	9,865	0	9,865	100.00%
Issuances of trust preferred capital securities	269,560	236,164	33,396	14.14%

Total borrowings	$1,073,031	$2,212,683	$(1,139,652)	(51.51%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2020 increased $76.42 million or 44.87% from year-end
2019. Carolina Financial added $33.15 million. In particular, accounts payable associated with George Mason increased $35.86 million due to timing differences and derivative liabilities increased $8.49 million. In addition, accrued mortgage escrow liabilities increased $13.53 million and accrued employee expenses increased $17.26 million. Partially offsetting these increases was a decrease of $14.22 million in the pension liability due to a $20 million contribution in the third quarter of 2020.
Shareholders’ Equity
Shareholders’ equity at September 30, 2020 was $4.27 billion, which was an increase of $903.61 million or 26.86% from year-end
2019 mainly as the result of the Carolina Financial acquisition. The Carolina Financial transaction added approximately $817.83 million in shareholders’ equity as 28,031,501 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $816.00 million.
Retained earnings decreased $25.89 million or 2.29% from
year-end
2019. Earnings net of dividends for the first nine months of 2020 were $70.22 million. Amount recognized for the adoption of ASU
No. 2016-13
was a reduction of $44.33 million in retained earnings.
Accumulated other comprehensive income increased $56.22 million or 161.23% from year-end
2019 due mainly to an increase of $52.89 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax
accretion of pension costs was $3.21 million for the first nine months of 2020. During the first nine months of 2020, United recognized a downward fair value adjustment of $594 thousand on a new cash flow hedge.

RESULTS OF OPERATIONS
Overview
Net income for the third quarter of 2020 was $103.78 million or $0.80 per diluted share, as compared to $65.97 million or $0.65 per diluted share for the prior year third quarter. Net income for the first nine months of 2020 was $196.65 million or $1.68 per diluted share compared to $196.81 million or $1.93 per share for the first nine months of 2019.
Higher net income in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to higher income from mortgage banking activities, driven by an elevated volume of mortgage loan originations and sales in the secondary market, as well as the impact from the Carolina Financial acquisition. Partially offsetting the increase in net income were merger-related expenses from the Carolina Financial acquisition, $10.39 million in prepayment penalties on the early payoff of three long-term FHLB advances and higher provision for credit losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the CECL accounting standard.
The slightly lower amount of net income for the first nine months of 2020 compared to the first nine months of 2019 was driven primarily by significant merger-related expenses from the Carolina Financial acquisition, a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the new CECL accounting standard and the prepayment penalties on the early payoff of the FHLB advances mentioned above. Mostly offsetting the decreases to net income was higher income from mortgage banking activities as well as the impact from the Carolina Financial acquisition.
As previously mentioned, United completed its acquisition of Carolina Financial on May 1, 2020. The financial results of Carolina Financial are included in United’s results from the acquisition date. As a result of the acquisition, the third quarter and first nine months of 2020 were impacted by increased levels of average balances, income, and expense, including merger-related expense of $5.67 million and $53.68 million for the third quarter and first nine months of 2020, respectively, as compared to the third quarter and first nine months and of 2019. In addition, the second quarter of 2020 would not have been fully impacted by the acquisition.
For the third quarter of 2020, United’s annualized return on average assets was 1.56% and return on average shareholders’ equity was 9.68% as compared to 1.33% and 7.79% for the third quarter of 2019. United’s annualized return on average assets for the first nine months of 2020 was 1.12% and return on average shareholders’ equity was 6.85% as compared to 1.35% and 7.93% for the first nine months of 2019. For the third quarter and first nine months of 2020, United’s annualized return on average tangible equity was 16.94% and 12.19%, respectively, as compared to 14.16% and 14.56% for the third quarter and first nine months of 2019, respectively.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$103,784	$65,965	$196,653	$196,814
(b) Number of days	92	92	274	273
Average Total Shareholders’ Equity (GAAP)	$4,263,111	$3,359,437	$3,835,617	$3,319,420
Less: Average Total Intangibles	(1,826,057)	(1,510,653)	(1,681,202)	(1,512,394)

(c) Average Tangible Equity (non-GAAP)	$2,437,054	$1,848,784	$2,154,415	$1,807,026
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 366 or 365/ (c)	16.94%	14.16%	12.19%	14.56%
Net interest income for the third quarter of 2020 was $185.66 million which was an increase of $43.75 million or 30.82% from the third quarter of 2019. The increase in net interest income occurred because total interest income increased $19.92 million while total interest expense decreased $23.83 million from the third quarter of 2019. Net interest income for the first nine months of 2020 was $497.78 million, an increase of $61.15 million or 14.00% from the first nine months of 2019. The increase in net interest income occurred because total interest income increased $10.78 million while total interest expense decreased $50.37 million from the first nine months of 2019.

The provision for credit losses was $16.78 million and $89.81 million for the third quarter and first nine months of 2020, respectively, as compared to $5.03 million and $15.45 million for the third quarter and first nine months of 2019, respectively. The higher amount of provision expense for 2020 compared to 2019 was due mainly to the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020 . In addition, for the first nine months of 2020, a provision for loan losses of $28.95 million was recorded on purchased non-PCD
loans and leases from Carolina Financial. For the third quarter of 2020, noninterest income was $135.47 million, which was an increase of $93.24 million or 220.83% from the third quarter of 2019. Noninterest income for the first nine months of 2020 was $260.66 million which was an increase of $147.42 million or 130.18% from the first nine months of 2019. For the third quarter of 2020, noninterest expense increased $75.46 million or 78.49% from the third quarter of 2019. For the first nine months of 2020, noninterest expense increased $136.35 million or 47.71% from the first nine months of 2019.
Income taxes for the third quarter of 2020 were $28.97 million as compared to $17.01 million for the third quarter of 2019. For the first nine months of 2020 and 2019, income tax expense was $49.88 million and $51.87 million, respectively. For the quarters ended September 30, 2020 and 2019, United’s effective tax rate was 21.82% and 20.50%, respectively. The effective tax rate for the first nine months of 2020 and 2019 was 20.23% and 20.86%, respectively.
The following discussion explains in more detail the results of operations by major category.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the third quarter of 2020 was $51.29 million compared to net income of $63.57 million for the third quarter of 2019. Net income attributable to the community banking segment for the first nine months of 2020 was $123.12 million compared to net income of $194.45 million for the first nine months of 2019. As previously mentioned, the lower amount of net income in 2020 was driven primarily by merger-related expenses from the Carolina Financial acquisition, prepayment penalties on the early payoff of three long-term FHLB advances and a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020. In addition, for the first nine months of 2020, the community banking segment included the provision for loan losses of $28.95 million recorded on purchased non-PCD
loans and leases from Carolina Financial.
Net interest income increased $38.57 million to $182.19 million for the third quarter of 2020, compared to $143.62 million for the same period of 2019. Net interest income increased $48.29 million to $490.31 million for the first nine months of 2020, compared to $442.02 million for the same period of 2019. Net interest income for the third quarter and first nine months of 2020 increased from the third quarter and first nine months of 2019 due mainly to an increase in average earning assets as a result of the Carolina Financial acquisition.
Provision for credit losses was $16.78 million for the three months ended September 30, 2020 compared to a provision of $5.03 million for the same period of 2019. Provision for credit losses was $89.81 million for the nine months ended September 30, 2020 compared to a provision of $15.45 million for the same period of 2019. The increases for the third quarter and first nine months of 2020 were due mainly to the impact from the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic. As previously mentioned, the first nine months of 2020 also included the provision for credit losses of $28.95 million recorded on purchased non-PCD
loans and leases from Carolina Financial.

Noninterest income increased $7.92 million for the third quarter of 2020 to $26.62 million as compared to $18.70 million for the third quarter of 2019. Noninterest income for the first nine months of 2020 increased $11.74 million to $66.48 million as compared to $54.75 million for the first nine months of 2019. The increases in 2020 were due mainly to increased fees from brokerage services, income from bank owned-owned life insurance due to death benefits, mortgage loan servicing income and a net gain of $2.23 million on the sale and subsequent leaseback of a bank premises.
Noninterest expense was $125.68 million for the third quarter of 2020, compared to $77.31 million for the same period of 2019. Noninterest expense was $312.62 million for the nine months ended September 30, 2020, compared to $235.61 million for the same period of 2019. The increases in noninterest expense in 2020 were primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases as well as mortgage loan servicing expense and impairment and an increase in prepayment penalties on the early payoff of long-term FHLB advances.
Mortgage Banking
The mortgage banking segment reported net income of $55.40 million and $87.56 million for the third quarter and the first nine months of 2020, respectively, as compared to net income of $3.40 million and $8.28 million for the third quarter and first nine months of 2019. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $110.90 million and $203.10 million for the third quarter and first nine months of 2020 as compared to $24.33 million and $63.94 million for the third quarter and first nine months of 2019. The increases in 2020 were due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense was $43.42 million and $99.44 million for the third quarter and first nine months of 2020 as compared $20.26 million and $53.87 million for the third quarter and first nine months of 2019. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The increases in 2020 were due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the employees added from the Carolina Financial acquisition.
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
Net interest income for the third quarter of 2020 was $185.66 million, which was an increase of $43.75 million or 30.82% from the third quarter of 2019. The $43.75 million increase in net interest income occurred because total interest income increased $19.92 million while total interest expense decreased $23.83 million from the third quarter of 2019. Net interest income for the first nine months of 2020 was $497.78 million, which was an increase of $61.15 million or 14.00% from the first nine months of 2019. The $61.15 million increase in net interest income occurred because total interest income increased $10.78 million while total interest expense decreased $50.37 million from the first nine months of 2019. On a linked-quarter basis, net interest income for the third quarter of 2020 increased $15.06 million or 8.83% from the second quarter of 2020. The $15.06 million increase in net interest income occurred because total interest income increased $11.55 million while total interest expense decreased $3.51 million from the second quarter of 2020.

Generally, interest income for the third quarter and first nine months of 2020 increased from the third quarter and first nine months of 2019 due to an increase in earning assets, mainly as a result of the Carolina Financial acquisition and PPP loan activity, while interest expense decreased primarily due to a decline in market interest rates which resulted in lower funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the third quarter of 2020 was $186.71 million, an increase of $43.88 million or 30.72% from the third quarter of 2019. Average earning assets for the third quarter of 2020 increased $6.07 billion or 34.97% from the third quarter of 2019 due to a $4.56 billion or 32.90% increase in average net loans, including loans held for sale, a $1.14 billion or 136.94% increase in average short-term investments and a $366.65 million or 13.84% increase in average investment securities. The net interest spread for the third quarter of 2020 increased 19 basis points from the third quarter of 2019 due to a 98 basis point decrease in the average cost of funds primarily due to the impact of declines in interest rates from the third quarter of 2019 partially offset by a 79 basis point decrease in the average yield on earning assets from the third quarter of 2019 due to the decline in market interest rates and the lower yield on PPP loans. In addition, loan accretion on acquired loans and leases was $11.74 million and $7.17 million for the third quarter of 2020 and 2019, respectively, an increase of $4.57 million, primarily driven by the accretion on loans and leases acquired from the Carolina Financial acquisition. The net interest margin of 3.18% for the third quarter of 2020 was a decrease of 9 basis points from the net interest margin of 3.27% for the third quarter of 2019.
Tax-equivalent
net interest income for the first nine months of 2020 was $500.63 million, an increase of $61.11 million or 13.90% from the first nine months of 2019. Average earning assets for the first nine months of 2020 increased $3.64 billion or 21.21% from the first nine months of 2019 due to a $2.75 billion or 19.96% increase in average net loans and leases, including loans held for sale, a $632.03 million or 80.99% increase in average short-term investments and a $259.08 million or 9.95% increase in average investment securities. The net interest spread for the first nine months of 2020 decreased 2 basis points from the first nine months of 2019 due to a 73 basis point decrease in the average yield on earning assets partially offset by a 71 basis point decrease in the average cost of funds. Loan accretion on acquired loans and leases was $30.84 million and $30.16 million for the first nine months of 2020 and 2019, respectively, an increase of $676 thousand. The net interest margin of 3.21% for the first nine months of 2020 was a decrease of 21 basis points from the net interest margin of 3.42% for the first nine months of 2019.
On a linked-quarter basis, United’s
tax-equivalent
net interest income for the third quarter of 2020 increased $15.09 million or 8.79% from the second quarter of 2020. Average earning assets increased $1.77 billion or 8.18% from the second quarter of 2020, due to the full quarter impact of assets acquired in the Carolina Financial acquisition and PPP loan activity. Average net loans and leases, including loans held for sale, increased $1.27 billion or 7.37% and average short-term investments increased $419.03 million or 27.06%. The net interest spread for the third quarter of 2020 increased 5 basis points from the second quarter of 2020 due to a 16 basis point decrease in the average cost of funds partially offset by a 11 basis point decrease in the average yield on earning assets. Loan accretion on acquired loans and leases increased $2.19 million from the second quarter of 2020 primarily driven by the accretion on loans and leases acquired from Carolina Financial. The net interest margin remained flat at 3.18% for the third quarter of 2020 from the second quarter of 2020.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments.

The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended September 30, 2020, September 30, 2019 and June 30, 2020 and the nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended
(Dollars in thousands)	September 30 2020	September 30 2019	June 30 2020
Loan accretion	$11,743	$7,167	$9,549
Certificates of deposit	3,028	198	2,611
Long-term borrowings	217	269	488

Total	$14,988	$7,634	$12,648

	Nine Months Ended
(Dollars in thousands)	September 30 2020	September 30 2019
Loan accretion	$30,838	$30,162
Certificates of deposit	5,780	593
Long-term borrowings	973	806

Tax-equivalent net interest income	$37,591	$31,561

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended September 30, 2020, September 30, 2019 and June 30, 2020 and the nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended
(Dollars in thousands)	September 30 2020	September 30 2019	June 30 2020
Net interest income, GAAP basis	$185,664	$141,918	$170,602
Tax-equivalent adjustment (1)	1,046	914	1,018

Tax-equivalent net interest income	$186,710	$142,832	$171,620

	Nine Months Ended
(Dollars in thousands)	September 30 2020	September 30 2019
Net interest income, GAAP basis	$497,784	$436,639
Tax-equivalent adjustment (1)	2,846	2,884

Tax-equivalent net interest income	$500,630	$439,523

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2020 and 2019 and the three months ended June 30, 2020. All interest income on loans and leases and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2020 and 2019, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and nine-month period ended September 30, 2020 and 2019. Interest income on all loans and leases and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,967,791	$2,060	0.42%	$830,502	$6,236	2.98%
Investment Securities:
Taxable	2,749,114	14,448	2.10%	2,525,682	18,168	2.88%
Tax-exempt	267,355	1,893	2.83%	124,141	1,011	3.26%

Total Securities	3,016,469	16,341	2.17%	2,649,823	19,179	2.90%
Loans and leases, net of unearned income (2)	18,655,500	192,914	4.12%	13,952,287	165,850	4.72%
Allowance for loan losses	(214,870)			(76,408)

Net loans	18,440,630		4.17%	13,875,879		4.75%

Total earning assets	23,424,890	$211,315	3.59%	17,356,204	$191,265	4.38%

Other assets	2,990,733			2,310,404

TOTAL ASSETS	$26,415,623			$19,666,608

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$12,951,290	$17,726	0.54%	$9,692,296	$36,368	1.49%
Short-term borrowings	156,502	172	0.44%	120,155	539	1.78%
Long-term borrowings	1,616,647	6,707	1.65%	1,870,944	11,526	2.44%

Total Interest-Bearing Funds	14,724,439	24,605	0.66%	11,683,395	48,433	1.64%

Noninterest-bearing deposits	7,178,769			4,440,399
Accrued expenses and other liabilities	249,304			183,377

TOTAL LIABILITIES	22,152,512			16,307,171
SHAREHOLDERS’ EQUITY	4,263,111			3,359,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,415,623			$19,666,608

NET INTEREST INCOME		$186,710			$142,832

INTEREST SPREAD			2.93%			2.74%
NET INTEREST MARGIN			3.18%			3.27%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans and leases are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,412,386	$7,893	0.75%	$780,355	$17,478	2.99%
Investment Securities:
Taxable	2,663,754	47,658	2.39%	2,455,085	53,279	2.89%
Tax-exempt	200,371	4,413	2.94%	149,956	3,527	3.14%

Total Securities	2,864,125	52,071	2.42%	2,605,041	56,806	2.91%
Loans and leases, net of unearned income (2)	16,698,013	532,350	4.26%	13,851,974	507,293	4.89%
Allowance for loan losses	(173,452)			(76,616)

Net loans	16,524,561		4.30%	13,775,358		4.92%

Total earning assets	20,801,072	$592,314	3.80%	17,160,754	$581,577	4.53%

Other assets	2,671,235			2,318,170

TOTAL ASSETS	$23,472,307			$19,478,924

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$11,282,883	$64,452	0.76%	$9,713,567	$104,461	1.44%
Short-term borrowings	146,302	826	0.75%	143,132	1,838	1.72%
Long-term borrowings	1,895,635	26,406	1.86%	1,816,476	35,755	2.63%

Total Interest-Bearing Funds	13,324,820	91,684	0.92%	11,673,175	142,054	1.63%

Non-interest bearing deposits	6,076,683			4,301,300
Accrued expenses and other liabilities	235,187			185,029

TOTAL LIABILITIES	19,636,690			16,159,504
SHAREHOLDERS’ EQUITY	3,835,617			3,319,420

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,472,307			$19,478,924

NET INTEREST INCOME		$500,630			$439,523

INTEREST SPREAD			2.88%			2.90%
NET INTEREST MARGIN			3.21%			3.42%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans and leases are included in the daily average loan amounts outstanding.
Provision for Credit Losses
For the quarters ended September 30, 2020 and 2019, the provision for loan and lease losses was $16.34 million and $5.03 million, respectively. The provision for loan and lease losses for the first nine months of 2020 and 2019 was $89.36 million and $15.45 million, respectively. Net charge-offs were $5.65 million for the third quarter of 2020 as compared to net charge-offs of $4.34 million for the same quarter in 2019. Net charge-offs for the first nine months of 2020 were $16.68 million as compared to $15.05 million for the first nine months of 2019. The higher amount of provision expense for 2020 compared to 2019 was due mainly to a provision for loan losses of $28.95 million recorded on purchased non-PCD loans and leases from Carolina Financial and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of current expected credit losses adversely impacted by the COVID-19 pandemic and future economic uncertainty.

On a linked-quarter basis, the provision for loan losses decreased $29.57 million due primarily to the provision expense of $28.95 million recorded on the non-PCD
loans and leases acquired from Carolina Financial in the second quarter of 2020 while net charge-offs increased $1.30 million from the second quarter of 2020. Annualized net charge-offs as a percentage of average loans and leases was 0.13% and 0.14% for the third quarter and first nine months of 2020, respectively.
As of September 30, 2020, nonperforming loans and leases were $152.28 million or 0.85% of loans and leases, net of unearned income as compared to nonperforming loans of $131.07 million or 0.96% of loans, net of unearned income at December 31, 2019. Nonperforming loans and leases at September 30, 2020 included $46.64 million of nonperforming loans and leases from the Carolina Financial acquisition. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans and leases past due 90 days or more were $12.58 million at September 30, 2020, an increase of $3.09 million or 32.53% from $9.49 million at year-end
2019. This increase was primarily due to loans and leases that had matured at quarter-end
and were in the process of renewal. At September 30, 2020, nonaccrual loans and leases were $71.31 million, which was an increase of $8.10 million or 12.82% from $63.21 million at year-end
2019. This increase was primarily due to nonaccrual loans and leases added from the Carolina Financial acquisition. Restructured loans were $68.38 million at September 30, 2020, an increase of $10.01 million or 17.15% from $58.37 million at year-end
2019. This increase was primarily due to restructured loans added from the Carolina Financial acquisition and loans being classified as restructured due to payment deferrals partially offset by repayments and charge-offs of previously recognized impairments and repayment of several restructured loans. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $177.97 million, including OREO of $25.70 million at September 30, 2020, represented 0.69% of total assets.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2020, the allowance for credit losses was $241.77 million as compared to $78.79 million at December 31, 2019.
At September 30, 2020, the allowance for loan and lease losses was $225.81 million as compared to $77.06 million at December 31, 2019. The increase in the allowance for loan and lease losses was due to the adoption of CECL, the impact of
COVID-19
and the loans and leases acquired from Carolina Financial. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.26% at September 30, 2020 and 0.56% at December 31, 2019. The ratio of the allowance for loan losses to nonperforming loans and leases or coverage ratio was 148.29% and 58.79% at September 30, 2020 and December 31, 2019, respectively. The increase in these ratios was due mainly to the adoption of CECL which caused a change in the Company’s methodology for determining the allowance for loan losses as well as the adverse impact of the
COVID-19
pandemic on the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of current expected credit losses and the allowance for loan losses recorded on loans and leases acquired from Carolina Financial.
United continues to evaluate risks which may impact its loan and lease portfolios. As a result of the COVID-19 pandemic and resulting economic uncertainty given the rapidly changing economic impact, the Company reviewed its loan portfolio segments, assessing the likely impact of COVID-19 on each segment and established relevant qualitative adjustment factors.

Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The first nine months of 2020 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as collateral values and past due loans and leases, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the third quarter as compared to the second.

•	The forecast is less severe than second quarter; however, projections show a more gradual recovery pace over a longer period compared to the second quarter.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectibility. Other commercial loans and leases not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans and leases other than commercial loans and leases are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated lifetime losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors.
United’s review of the allowance for loan and lease losses at September 30, 2020 produced increased allocations in each of the four loan categories, primarily due to implementation of CECL and the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. The allocation related to the commercial, financial & agricultural loan pool increased $76.07 million. The residential real estate allocation increased $27.74 million. The real estate construction and development loan pool allocation increased $31.69 million. The consumer loan pool experienced an increase of $13.56 million.
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

The allowance for loans and leases that were individually assessed was $11.87 million at September 30, 2020 and $16.50 million at December 31, 2019. In comparison to the prior year-end,
this element of the allowance decreased by $4.63 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans.
Management believes that the allowance for credit losses of $241.77 million at September 30, 2020 is adequate to provide for probable losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity and available for sale investment securities for the third quarter and first nine months of 2020 was immaterial. There was no provision for credit losses related to held to maturity and available for sale investment securities for the first nine months of 2019. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans during the third quarter of 2020. As a result of this assessment, United recorded a provision for credit losses and an allowance for credit losses of $435 thousand for accrued interest receivables not expected to be collected as of September 30, 2020.
Management is not aware of any potential problem loans or leases, trends or uncertainties, which it reasonably expects, will materially impact future operating results, liquidity, or capital resources which have not been disclosed. Additionally, management has disclosed all known material credits, which cause management to have serious doubts as to the ability of such borrowers to comply with the loan repayment schedules.
Other Income
Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced.
Noninterest income for the third quarter of 2020 was $135.47 million, an increase of $93.24 million or 220.83% from the third quarter of 2019. Noninterest income for the first nine months of 2020 was $260.66 million, which was an increase of $147.42 million or 130.18% from the first nine months of 2019.
Income from mortgage banking activities totaled $109.46 million for the third quarter of 2020 compared to $24.02 million for the same period of 2019. For the first nine months of 2020 and 2019, income from mortgage banking activities was $195.30 million and $59.40 million, respectively. The increases for 2020 were the result of increased production and sales of mortgage loans in the secondary market and the acquisition of Carolina Financial and, in particular, the acquisition of its mortgage banking subsidiary, Crescent Mortgage. In addition, the fair value on interest rate lock commitments for the third quarter and first nine months of 2020 increased $28.65 million and $41.75 million, respectively, from the third quarter and first nine months of 2019 due to a higher locked pipeline. For the three months ended September 30, 2020 and 2019, mortgage loan sales were $1.95 billion and $821.03 million, respectively. For the nine months ended September 30, 2020 and 2019, mortgage loan sales were $4.16 billion and $1.76 billion, respectively.
Mortgage loan servicing income of $2.35 million and $3.88 million was added in the third quarter and first nine months of 2020, respectively, due to the acquisition of Carolina Financial and Crescent Mortgage.

Net investment securities’ gains were $860 thousand and $2.57 million for the third quarter and first nine months of 2020, respectively, as compared to a net gains of $116 thousand and $66 thousand for the third quarter and first nine months of 2019, respectively.
Fees from brokerage services for the third quarter and first nine months of 2020 increased $688 thousand and $965 thousand, respectively, from the same time periods in 2019. The increases were primarily due to increased volume.
Fees from deposit services for the third quarter of 2020 increased $618 thousand from the third quarter of 2019. The increase was due primarily to higher debit card fee income partially offset by lower income from overdraft fees and automated teller machine (ATM) fees due to the waiving of fees as a result of the
COVID-19
pandemic.
Income from bank-owned life insurance (BOLI) for the third quarter and first nine months of 2020 increased $779 thousand and $1.31 million, respectively, from the third quarter and first nine months of 2019 due to an increase in death benefits. For the third quarter and first nine months of 2020, United recognized death benefits from BOLI of $529 thousand and $1.72 million as compared to death benefits of $600 thousand for the first nine months of 2019. No death benefits were recognized in the third quarter of 2019.
On a linked-quarter basis, noninterest income for the third quarter of 2020 increased $47.08 million or 53.26% from the second quarter of 2020 primarily due to an increase of $41.24 million in income from mortgage banking activities, a $2.23 million gain on the sale and subsequent leaseback of bank premises, and an increase in fees from deposit services of $1.27 million.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense increased $75.46 million or 78.49% for the third quarter of 2020 compared to the same period in 2019. For the first nine months of 2020, noninterest expense increased $136.35 million or 47.71% from the first nine months of 2019. Generally, these increases in 2020 from 2019 were the result of additional general operating expenses and increased merger-related charges from the Carolina Financial acquisition and an increase in prepayment penalties on long-term FHLB advances which were recognized during the third quarter of 2020 and the second quarter of 2019.
Employee compensation for the third quarter and first nine months of 2020 increased $38.14 million or 82.36% and $68.10 million or 52.56% from the third quarter and first nine months of 2019. Base salaries for the third quarter and first nine months of 2020 increased $18.83 million or 61.62% and $32.53 million or 36.05%, respectively, from the same time periods in 2019 due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for the third quarter and first nine months of 2020 was due mainly to higher employee incentives and commissions expense primarily related to the increased mortgage banking production.
Employee benefits expense for the third quarter of 2020 increased $4.59 million or 53.24% from the third quarter of 2019. Employee benefits expense for the first nine months of 2020 increased $10.14 million or 38.10% as compared to the first nine months of 2019. The increases for third quarter and first nine months of 2020 were due in large part to additional health insurance expense of $1.74 million and $3.84 million, respectively, from the same time periods last year due to higher premiums and additional employees from the Carolina Financial acquisition. In addition, Federal Insurance Contributions Act (FICA) expense for third quarter and first nine months of 2020 increased $1.58 million and $3.18 million, respectively, from the third quarter and first nine months of 2019 due mainly to the additional employees from the Carolina Financial acquisition as well as the higher commissions expense.

Net occupancy expense increased $2.25 million or 25.82% and $4.21 million or 16.11% for the third quarter and first nine months of 2020, respectively, as compared to the same periods in the prior year. The increases were due mainly to increases in building rental expense and depreciation due mainly to the offices added in the Carolina Financial acquisition.
Equipment expense increased $1.92 million or 51.87% and $3.78 million or 35.34% for the third quarter and first nine months of 2020, respectively, as compared to the same periods in 2019. The increases were due mainly to increases in equipment maintenance and depreciation due mainly to the Carolina Financial acquisition.
Data processing expense increased $932 thousand or 16.14% and $11.64 million or 70.49% for the third quarter and first nine months of 2020, respectively, as compared to the third quarter and first nine months of 2019 due to additional processing as a result of the Carolina Financial acquisition. In addition, the increase for the first nine months of 2020 was due to a $9.66 million penalty to terminate the contract with Carolina Financial’s data processor.
Federal Deposit Insurance Corporation (“FDIC”) insurance expense for the third quarter and first nine months of 2020 increased $2.24 million and $817 thousand, respectively, from the same periods in 2019 due to a Small Bank Assessment Credit in the third quarter of 2019 partially offset by the exclusion of a surcharge in 2020.
Mortgage loan servicing expense and impairment for the third quarter and first nine months of 2020 increased $3.19 million and $5.65 million, respectively, from the same time periods in 2019. The increases were due to the acquisition of Carolina Financial and Crescent Mortgage. In addition, United recorded a $400 thousand and $1.11 million temporary impairment charge on its mortgage servicing rights during the third quarter and first nine months of 2020, respectively.
During the third quarter and first nine months of 2020, United incurred penalties of $10.39 million to prepay three long-term FHLB advances. United incurred similar penalties of $5.11 million to prepay certain long-term FHLB advances during the first nine months of 2019.
Other expense for the third quarter and first nine months of 2020 increased $12.52 million or 62.11% and $28.03 million or 47.92% from the third quarter and first nine months of 2019, respectively. Included in other expense for the third quarter and first nine months of 2020 were merger-related expenses of $5.67 million and $53.68 million, respectively, for the Carolina Financial acquisition. No merger-related expenses were incurred in the third quarter and first nine months of 2019. The expense for the reserve for unfunded commitments for the third quarter and first nine months of 2020 increased $3.99 million and $7.64 million, respectively, from the same time periods in 2019. The increase for the first nine months of 2020 included $1.82 million of expense related to the reserve for acquired unfunded commitments from Carolina Financial. In addition, the amortization of income tax credits, which reduces the effective tax rate, for the third quarter and first nine months of 2020 increased $1.39 million and $3.79 million, respectively, from the third quarter and first nine months of 2020.
On a linked-quarter basis, noninterest expense for the third quarter of 2020 increased $22.22 million or 14.87% from the second quarter of 2020 due primarily to added employee and branch office related expenses of $16.84 million from the Carolina Financial acquisition as well as higher employee incentives and commissions expense mainly related to higher mortgage banking production. Noninterest expense for the third quarter also included the previously mentioned $10.39 million in prepayment penalties on the early payoff of three long-term FHLB advances. Partially offsetting the increases to noninterest expense were decreases of $9.22 million in data processing expense due to the $9.66 million contract termination penalty recorded in the second quarter of 2020.

Income Taxes
For the third quarter and first nine months of 2020, income tax expense was $28.97 million and $49.88 million as compared to $17.01 million and $51.87 million, respectively, for the third quarter and first nine months of 2019. The increase in the third quarter of 2020 from the third quarter of 2019 was due to overall higher earnings and a higher effective tax rate while the decrease for the first nine months of 2020 from the first nine months of 2019 was due mainly to slightly lower earnings. On a linked-quarter basis, income tax expense increased $17.95 million also due to higher earnings. United’s effective tax rate was 21.82% for the third quarter of 2020, 20.50% for the third quarter of 2019 and 17.30% for the second quarter of 2020. For the first nine months of 2020 and 2019, United’s effective tax rate was 20.23% and 20.86%, respectively, reflecting higher amortization of income tax credits in 2020. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.
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
United also enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet. Because the derivative contracts recorded on the balance sheet at September 30, 2020 do not present the amounts that may ultimately be paid under these contracts, they are excluded from the contractual obligations table in the 2019 Form
10-K
report. Further discussion of derivative instruments is presented in Note 13 to the unaudited Notes to Consolidated Financial Statements.
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
For the nine months ended September 30, 2020, cash of $45.38 million was used in operating activities due mainly to net originations of $358.81 million in mortgage loans held for sale partially offset by net income of $196.65 million. In addition, an increase of $42.53 million in accrued expenses and $89.81 million in the provision for credit losses added cash to the net income amount. Net cash of $24.64 million was used in investing activities which was primarily due to loan growth of $957.03 million, mainly from the PPP loans which was partially offset by net cash of $629.11 million provided in the acquisition of Carolina Financial and $302.62 million of proceeds from sales of investment securities over purchases. During the first nine months of 2020, net cash of $889.01 million was provided by financing activities due primarily to net growth of $2.52 billion in deposits. These funding activities were partially offset by net repayment of $250.00 million in overnight FHLB advances, net repayment of $1.29 billion in long-term FHLB advances and cash dividends paid of $117.29 million for the first nine months of 2020. The net effect of the cash flow activities was an increase in cash and cash equivalents of $819.04 million for the first nine months of 2020.
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
Capital Resources
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.14% at September 30, 2020 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.89%, 12.89% and 10.08%, respectively. The September 30, 2020 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.27 billion at September 30, 2020, increasing $903.61 million or 26.86% as a result of the Carolina Financial acquisition. In addition, a cumulative effective adjustment of $44.33 million was recognized in retained earnings for the adoption of ASU
2016-13
by United on January 1, 2020 partially offset by the retention of $70.22 million in net earnings. Accumulated other comprehensive income increased $56.22 million due mainly to an after-tax
increase in the fair value of available for sale securities.
United’s equity to assets ratio was 16.46% at September 30, 2020 as compared to 17.11% at December 31, 2019. The primary capital ratio, capital and reserves to total assets and reserves, was 17.23% at September 30, 2020 as compared to 17.44% at December 31, 2019. United’s average equity to average asset ratio was 16.14% for the third quarter of 2020 as compared to 17.08% the third quarter of 2019. United’s average equity to average asset ratio was 16.34% for the first nine months of 2020 as compared to 17.04% for the first nine months of 2019. All of these financial measurements reflect a financially sound position.
During the third quarter of 2020, United’s Board of Directors declared a cash dividend of $0.35 per share. Cash dividends were $1.05 per common share for the first nine months of 2020. Total cash dividends declared were $45.41 million for the third quarter of 2020 and $126.43 million for the first nine months of 2020 as compared to $34.52 million for the third quarter of 2019 and $103.97 million for the first nine months of 2019.

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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2020 and December 31, 2019:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2020	December 31, 2019
+200	(2.90%)	(2.37%)
+100	(1.80%)	(1.09%)
-100	0.50%	0.86%
-200	0.40%	(1.34%)
At September 30, 2020, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.80% over one year as compared to a decrease of 1.09% at December 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.90% over one year as of September 30, 2020, as compared to a decrease of 2.37% as of December 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.50% over one year as of September 30, 2020 as compared to an increase of 0.86%, over one year as of December 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.40% over one year as of September 30, 2020 as compared to a decrease of 1.34% over one year as of December 31, 2019.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.20% in year two as of September 30, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.40% in year two as of September 30, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.10% in year two as of September 30, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.40% in year two as of September 30, 2020.
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
At September 30, 2020, United’s mortgage related securities portfolio had an amortized cost of $1.4 billion, of which approximately $584.5 million or 41% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 2 years and a weighted average yield of 2.47%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 3.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 5.5%, or less than the price decline of a
2-
year treasury note. By comparison, the price decline of a
30-year
current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 16.3%.
United had approximately $563.4 million in fixed rate balloon and Commercial Mortgage Backed Securities with a projected yield of 2.34% and a projected average life of 4.6 years on September 30, 2020. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 7.8 years.
United had approximately $24.9 million in
15-year
mortgage backed securities with a projected yield of 2.00% and a projected average life of 2.5 years as of September 30, 2020. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 7.5 years and a weighted average maturity (WAM) of 8.4 years.
United had approximately $65.0 million in
20-year
mortgage backed securities with a projected yield of 1.87% and a projected average life of 3.1 years on September 30, 2020. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 3.8 years and a weighted average maturity (WAM) of 15.9 years.
United had approximately $130.1 million in
30-year
mortgage backed securities with a projected yield of 2.38% and a projected average life of 3.6 years on September 30, 2020. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (WALA) of 5 years and a weighted average maturity (WAM) of 22 years.
The remaining 5% of the mortgage related securities portfolio on September 30, 2020, included
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2020 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended September 30, 2020, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
10-K
for the year ended December 31, 2019:
United’s business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic
.
The
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, United’s business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will continue to negatively affect United’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of United’s business continuity plan, the direct and indirect impact of the pandemic on United’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
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
United may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions
.
United, through its mortgage banking subsidiary, Crescent Mortgage, acts as servicer for approximately $3.6 billion of mortgage loans owned by third parties as of September 30, 2020. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.
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

United may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition
.
When mortgage loans are sold, whether as whole loans or pursuant to a securitization, United is required to make customary representations and warranties to purchasers, guarantors and insurers, including the government sponsored enterprises, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnification of buyers against losses, in the event United breaches these representations or warranties. In addition, United may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through United’s broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to purchasers, guarantors and insurers of mortgage loans against United. United faces further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchaser, guarantor or insurer enforces its remedies against United, it may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of United’s provision for potential losses, its liquidity, results of operations and financial condition may be adversely affected.
As a participating lender in the PPP, United and United Bank are subject to additional risks of litigation from United Bank’s customers or other parties regarding United Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. United Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes United and United Bank to risks relating to noncompliance with the PPP. In addition, United Bank’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers are entitled.
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
United Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by United Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by United Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from United Bank. Additionally, if a borrower under the PPP loan fails to qualify for loan forgiveness, United Bank is at the heightened risk of holding the loan at an unfavorable interest rate as compared to loans to customers that United Bank would have otherwise extended credit. Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended September 30, 2020 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2020	0	$00.00	0	4,000,000
8/01 – 8/31/2020	6	$26.08	0	4,000,000
9/01 – 9/30/2020	0	$00.00	0	4,000,000

Total	6	$26.08	0

(1)
Includes shares exchanged in connection with the exercise of stock options and the vesting of restricted shares under United’s long-term incentive plans. Shares are purchased or vested pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. No shares were exchanged by participants in United’s long-term incentive plans for the quarter ended September 30, 2020.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2020, the following shares were purchased for the deferred compensation plan: August 2020 – 6 shares at an average price of $26.08.

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

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 9, 2020	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	November 9, 2020	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer