Form 10-K
period 2020-12-31
UNITED BANKSHARES INC/WV
filed 2021-03-01
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December
31,
2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
002-86947
United Bankshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0641179
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 United Center 500 Virginia Street , East Charleston, West Virginia	25301
(Address of principal executive offices)	(Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes ☐
No
☒
The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates
on June 30, 2020, was approximately
$3,433,844,255
.
As of January 31, 2021, United Bankshares, Inc. had
128,975,142
shares of common stock outstanding with a par value of
$2.50
.
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2021 Annual Shareholders’ Meeting to be held on May 12, 2021 are incorporated by reference in Part III of this Form
10-K.

UNITED BANKSHARES, INC.
FORM
10-K
(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2020, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM
10-K,
PART I

Item 1.	BUSINESS
Organizational History and Subsidiaries
United Bankshares, Inc. (“United,” “we,” “us,” “our,” or the “Company”) is a West Virginia corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty-two
banking institutions. United has one banking subsidiary “doing business” under the name of United Bank, operating under the laws of Virginia. United Bank offers a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, mortgage banking, and brokerage services.
Web Site Address
United’s web site address is
“www.ubsi-inc.com”.
United makes available free of charge on its web site the annual report on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
and amendments thereto, as soon as reasonably practicable after United files such reports with the Securities and Exchange Commission (“SEC”). The reference to United’s web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Business of United
As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2020, United’s consolidated assets approximated $26.2 billion and total shareholders’ equity approximated $4.3 billion.
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
On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (“Carolina Financial”), the parent company of CresCom Bank (“CresCom”) with $5.0 billion in assets, headquartered in Charleston, South Carolina. The acquisition of Carolina Financial broadened United’s footprint in the Southeast region with some of the most desirable banking markets in the nation. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s merger with Carolina Financial. Prior to Carolina Financial, United more than doubled its size through three acquisitions in less than three and a half years. In January 2014, United closed its acquisition of Virginia Commerce Bancorp, Inc., followed by the November 2015 announcement of the Bank of Georgetown transaction which closed June 2016. In August 2016, United announced the Cardinal Financial Corporation acquisition which closed April 2017.

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
United Bank maintains a trust department which acts as trustee under wills, trusts and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. United Bank provides services to its correspondent banks such as the buying and selling of federal funds.
George Mason Mortgage, LLC (“George Mason”), a wholly-owned subsidiary of United Bank, is engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and generally the activities commonly conducted by a mortgage banking company. Residential real estate loans are sold without the servicing rights retained. These loans are for single-family, owner-occupied residences with either adjustable or fixed rate terms, with a variety of maturities tailored to effectively serve its markets.
Crescent Mortgage Company (“Crescent”), a wholly-owned subsidiary of United Bank, is primarily a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. Much like George Mason, Crescent is also engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and the activities commonly conducted by a mortgage banking company. However, depending on the pricing of residential real estate loans sold, Crescent may retain the servicing rights. In addition, at certain times, Crescent may purchase rights to service mortgage loans from third parties.
United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank, is a fully-disclosed broker/dealer and a Registered Investment Advisor with the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission, and a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.
United Bank is a member of a network of automated teller machines known as the New York Currency Exchange (“NYCE”) ATM network. The NYCE is an interbank network connecting the ATMs of various financial institutions in the United States and Canada.
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
United Bank also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities
United’s loan and lease portfolio, net of unearned income, increased $3.9 billion or 28.29% in 2020 due mainly to the acquisition of Carolina Financial and the Payment Protection Program (“PPP”) loans. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial, financial and agricultural loans and leases increased $3.2 billion or 43.50% as commercial real estate loans increased $1.5 billion or 28.50% and commercial loans and leases (not secured by real estate) increased $1.8 billion or 77.43%. Construction and land development loans increased $418.1 million or 29.69%. Residential real estate loans increased $231.5 million or 5.79%. Consumer loans increased $35.2 million or 3.02%.
Commercial Loans and Leases
The commercial loan and lease portfolio consists of loans and leases to corporate borrowers primarily in small to mid-size
industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans and leases are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.
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
As of December 31, 2020, approximately $359.7 million or 2.04% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value
loan. A high
loan-to-value
real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value
ratio below the certain percentage.
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
United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to insure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2020, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for
“sub-prime”
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
Loan Concentrations
United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $12.4 billion as of December 31, 2020. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end,
United has one such industry classification that exceeded 10% of total loans. As of December 31, 2020, approximately $7.6 billion or 43.4% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
United does not have a loan classification concentration in the hotels and accommodations industry. As of December 31, 2020, approximately $668.2 million or 3.79% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2020, approximately $133.2 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.
Secondary Markets
United generally originates loans within the primary market area of United Bank. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers.

United Bank, George Mason, and Crescent originate and acquire residential real estate loans for resale in the secondary market. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts or mandatory basis. Depending on the pricing in the marketplace, servicing rights are either sold or retained.
During 2020, United originated $6.5 billion of real estate loans for sale in the secondary market and sold $6.3 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2020 were $266.1 million.
The principal sources of revenue from United’s mortgage banking business are: (i) loan origination fees; (ii) gains or losses from the sale of loans, (iii) interest earned on mortgage loans during the period that they are held by United pending sale, if any; and (iv) income on mortgage loans with servicing retained.
Loan Servicing
United through its mortgage banking subsidiary, Crescent, may retain the rights to service a portion of the loans sold in the third-party market, as part of its mortgage banking activities, for which United receives service fee income. In addition, at certain times United may purchase rights to service from third parties. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions. These duties typically include, but are not limited to, performing loan administration, collection, and default activities, including the collection and remittance of loan payments, responding to customer inquiries, accounting for principal and interest, holding custodial (impound) funds for the payment of property taxes and insurance premiums, counseling delinquent mortgagors, modifying loans and supervising foreclosures and property dispositions. United subservices the duties and responsibilities obligated to the owner of the MSR to a third party provider for which we pay a fee.
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
United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities and corporate securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2020, 2019, and 2018 were $66.8 million, $74.3 million, and $61.7 million, respectively. For the year of 2020, United realized net gains on sales of securities of $3.2 million. For the years of 2019 and 2018, United realized net gains on sales of securities of $373 thousand and net losses on sales of securities of $862 thousand, respectively. In the year 2019, United recognized other-than-temporary impairment (“OTTI”) charges of $198 thousand and in the year 2018, United recognized OTTI charges of $1.76 million.
Human Capital
At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. We are focused on recruiting, developing, and retaining a talented, diverse, equitable, and inclusive workforce. United’s mission is excellence in service to our shareholders, to our customers, to our communities, and to our employees. Our core values are integrity, teamwork, hard work, and caring. As of December 31, 2020, United and its subsidiaries had approximately 3,051 full-time equivalent employees and officers. Of the 3,051 full-time equivalent employees and officers, approximately 2,403 are employed in the community banking segment, 579 are employed in the mortgage banking segment and 69 are in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.
At United, we are committed to continuing to develop and foster an inclusive culture that: is reflective of the communities we serve; celebrates diversity of thought, backgrounds, and experience; promotes respect and a shared purpose; and aligns with our core values. United has a cross-functional Diversity, Equity, and Inclusion Council (“DE&I Council”) to advise executive and senior leadership on the Company’s diversity, equity, and inclusion strategy and to implement and manage programs to accomplish and support these priorities. The DE&I Council works to strengthen diversity and inclusion leadership, talent management and career development, employee engagement, marketing and communications, training, lending practices and customer acquisition, and supplier diversity.
At United, we continuously strive to acquire and develop top talent across our diverse and inclusive workforce. Our primary focus is to attract and advance the careers of employees with different backgrounds, experiences, ideas, and skills. Our Leadership Development Program provides an opportunity for the Company’s rising talent from diverse backgrounds and lines of business to strengthen their leadership and communication skills, increase visibility within the organization, and establish an internal network, helping to foster a future pipeline of leaders across the institution. We also have a rigorous interdepartmental training program and exceptional college recruiting and internship programs focused on attracting candidates from a variety of colleges and universities within our footprint.
United makes every effort to ensure that our compensation and benefit packages are comprehensive and competitive to attract and retain talented employees. Our employees’ compensation packages include market-competitive salary, annual incentives and commissions, and a long-term incentive program. Our holistic benefit plans are designed to fully support our employees and their families through every stage of their life cycle, recognizing our employees’ individual needs and offering flexible benefit options. We are committed to providing a safe and healthy work environment for our employees and offer a variety of services to foster the best physical, mental, and social well-being of our workforce.
Supporting our community is a top priority for United and its employees. United Bank employees performed over 18,000 hours of community service in 2020 as well as an additional 78,800 hours processing PPP loans to help out our communities during the
COVID-19
pandemic. United has been recognized for its bank-wide financial literacy programs, including its own Bank at Work and Premier Partners programs, as well as its participation in the American Bankers Association’s America Saves Week and Teach Children to Save campaigns. United promotes and supports volunteer work by its employees by providing paid time off for bank sponsored volunteer work during the workday or personal paid leave for volunteer work that is not bank sponsored.
We pride ourselves on our commitment to meeting the needs of our employees and the communities we serve, helping to fuel opportunities and combat any challenges. Throughout the
COVID-19
pandemic, our primary objective was to protect the health, safety, happiness, and well-being of our employees, while continuing to provide the best possible services for our customers.
Competition
United faces a high degree of competition in all of the markets it serves. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington

MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market now also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties).United considers all of the above locations to be the primary market area for the business of its banking and mortgage banking subsidiaries.
With prior regulatory approval, Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.
As of December 31, 2020, there were 58 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 92 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 59 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks and 61 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina and South Carolina, which compete for business as well as for the acquisition of additional banks
Regulation and Supervision
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
On December 10, 2013, the banking agencies issued a final rule implementing Section 619 of the Dodd-Frank Act, commonly referred to as the “Volcker Rule”. The Federal Reserve issued an order on December 18, 2014 extending the period which banking entities have to divest disallowed securities under the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one year extension of the conformance period until July 21, 2017. On January 14, 2014, the banking agencies approved an interim final rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities (“Trup Cdos”) from the prohibitions under the Volcker Rule. During the third quarter of 2014 United sold four Trup Cdos for a net gain of $1.3 million in response to the Volcker Rule. Under the Volcker Rule, these four securities were identified by United as covered funds and were required to be divested of before July 21, 2017. United has sold its remaining Trup Cdos.
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

Deposit Insurance
The deposits of United Bank are insured by the FDIC to the extent provided by law. Accordingly, United Bank is also subject to regulation by the FDIC. United Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS rating) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The risk matrix utilizes four risk categories which are distinguished by capital levels and supervisory ratings.
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
As part of its changes in April 2011, the FDIC established a new methodology for determining assessment rates for large and highly complex institutions, as defined in the rules. In October 2012, the FDIC announced revised changes to some of the definitions used to determine assessment rates for these large and highly complex insured depository institutions. The rule generally applies to FDIC-regulated banks with assets greater than $10 billion and took effect April 1, 2013. In the second quarter of 2018, United Bank was reclassified as a large institution for deposit insurance assessment purposes. Generally, this new classification resulted in higher FDIC insurance premiums.
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
United’s FDIC insurance expense totaled $10.1 million, $8.1 million, and $11.5 million in 2020, 2019 and 2018, respectively.
Capital Requirements
United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board (the “Basel III Capital Rules”). Since fully phased in on January 1, 2019, the Basel III Capital Rules require United and United Bank to maintain the following:

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

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) the average net income over the preceding four quarters).
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
In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one
adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a regulatory scheme, which ties the level of supervisory intervention by bank regulatory authorities primarily to a depository institution’s capital category. Among other things, FDICIA authorizes regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
Effective January 1, 2015, under the Basel III Capital Rules, the current prompt corrective action requirements for an institution to be “well-capitalized” is a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a CET1 ratio of 6.5% or greater and a Tier 1 leverage ratio of 5 percent or greater.
United Bank was considered a “well capitalized” institution as of December 31, 2020. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low-
and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising
CRA-related
data collection, record keeping, and reporting. The OCC issued a final rule effective October 1, 2020; however, the FDIC did not join with the OCC when it issued the final rules. In September 2020, the FRB issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low-
and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)
The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus
(“COVID-19”)
and stimulate the economy. Many of the CARES Act’s programs, including the Paycheck Protection Program (“PPP”), are dependent upon the direct involvement of U.S. financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over United and United Bank. Furthermore, as the on-going
COVID-19
pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for
COVID-19.
On December 27, 2020, President Trump signed into law the 2021 Consolidated Appropriations Act (the “CAA”), an approximately $900 billion bill, which extended several provisions of the CARES Act as well as provided additional
COVID-19
relief. In particular, the CAA extended weekly unemployment benefits, provided another round of economic stimulus payments to individuals and families, lengthened temporary suspensions and modifications of several-bank related provisions and provided more aid to small businesses. In addition, it is possible that Congress will enact supplementary
COVID-19
response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the
COVID-19
pandemic.
Cybersecurity
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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness. In May 2019, the FRB announced that it would revisit the Advance Notice of Proposed Rulemaking in the future. In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
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
As discussed above, the Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, and giving it responsibility for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with more than $10 billion in assets, such as United Bank, are subject to supervision by the CFPB with respect to these federal consumer financial laws.
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

In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule expanded beyond the June 2010 principals based guidance and broadened the scope to include community banks. The proposed rules (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. As of February 2021, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
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
RISKS RELATED TO THE
COVID-19
PANDEMIC
United’s business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic.
The ongoing
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, United’s business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will continue to negatively affect United’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of United’s business continuity plan, the direct and indirect impact of the pandemic on United’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
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
As a participating lender in the PPP, United and United Bank are subject to additional risks of litigation from United Bank’s customers or other parties regarding United Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.
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
CREDIT RISKS
There are no assurances as to adequacy of the allowance for credit losses.
The FASB’s Accounting Standards Update
2016-13,
effective for United as of January 1, 2020, substantially changes the accounting for credit losses on loans, leases and other financial assets held by banks, financial institutions and other organizations. The new standard requires the recognition of credit losses on loans, leases and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan, lease or other financial asset, referred to as the Current Expected Credit Loss (“CECL”) model as opposed to the previous “incurred loss” model, which required recognition of losses on loans, leases and other financial assets only when those losses had incurred. Under the CECL model, United is required to present these certain financial assets, carried at amortized cost, at the net amount expected to be collected over the life of the financial asset. The measurement of expected credit losses is based on information about past events, including credit quality, our historical experience, current conditions, and reasonable and supportable macroeconomic forecasts that may affect the collectability of the reported amount. This measurement will take place at the time a financial asset is first added to the balance sheet and at least quarterly thereafter.
CECL also requires management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. This is expected to increase the complexity and associated risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact United’s results of operations and capital levels as well as place stress on our internal controls over financial reporting.
In addition, federal and state regulators, as an integral part of their respective supervisory functions, periodically review United’s allowance for credit losses on loans, and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for credit losses on loans will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on United’s business, financial condition and results of operations.
See the section captioned “Provision for Credit Losses” in in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form
10-K
for further discussion related to our process for determining the appropriate level of the allowance for credit losses.
United is subject to credit risk in its loan portfolio, which risk is increasing as result of the
COVID-19
pandemic.
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

As the overall economic climate in the U.S., generally, and in our market areas specifically, experience material disruption due to the
COVID-19
pandemic, our borrowers may have difficulties in repaying their loans. Governmental actions providing payment relief to borrowers affected by
COVID-19
could preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain commercial real estate and multifamily residential loans include the duration of state and local moratoriums on evictions for non-payment
of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.
Bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of
COVID-19.
We are actively working to support our borrowers to mitigate the impact of the
COVID-19
pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the
COVID-19
pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings (“TDRs”) and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the
COVID-19
pandemic could have a material adverse effect on our business, financial condition and results of operations.
OPERATIONAL RISKS
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, employees working from home and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.
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
and Southeast regions in which United operates. An additional economic downturn in its markets would likely contribute to the deterioration of the quality of United’s loan portfolio by impacting the ability of its customers to repay loans, the value of the collateral securing loans, and may reduce the level of deposits in its bank and the stability of its deposit funding sources. An additional economic downturn could also have a significant impact on the demand for United’s products and services. The cumulative effect of these matters on United’s results of operations and financial condition would likely be adverse and material.
Loss of United’s Chief Executive Officer or other executive officers could adversely affect its business.
United’s success is dependent upon the continued service and skills of its executive officers and senior management. If United loses the services of these key personnel, it could have a negative impact on United’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of Richard M. Adams, United’s Chief Executive Officer, would be particularly difficult to replace. United and Mr. Adams are parties to an Employment Agreement providing for his continued employment by United through March 31, 2024.
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
MARKET AND INTEREST RATE RISKS
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

The value of certain investment securities is volatile and future declines in value could have a materially adverse effect on future earnings and regulatory capital.
Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities as well as any regulatory rulemaking such as the Volcker Rule which could exclude or limit the holdings of certain investment securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in the recording of an allowance for credit losses related to these securities. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income.
United operates in a highly competitive market.
United faces a high degree of competition in all of the markets it serves. United faces strong competition in gathering deposits, making loans and obtaining client assets for management by its investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market now also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). United considers all of the above locations to be the primary market area for the business of its banking and mortgage banking subsidiaries.
There is a risk that aggressive competition could result in United controlling a smaller share of these markets. A decline in market share could lead to a decline in net income which would have a negative impact on stockholder value.
United may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. United has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, or other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about a financial institution or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by United or other institutions. Any such losses could adversely affect United’s financial condition or results of operations.
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
The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. On November 30, 2020, ICE Benchmark Administration Limited (“IBA”), the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023. However, banking regulators issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. The outcome of such consultation and its impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.
REGULATORY AND LITIGATION RISKS
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
The Consumer Financial Protection Bureau (“CFPB”) may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including United Bank
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
United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board (the “FRB”). From time to time, the FRB changes these capital adequacy standards. In particular, the capital requirements applicable to United under the Basel III rules became fully effective on January 1, 2019. Under the Basel III rules, United is required to maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, United must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets.
Banking institutions that fail to meet the effective minimum ratios including the capital conservation buffer will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).
The Basel III changes have resulted in generally higher minimum capital ratios than in the past that requires United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

United’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies
.
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
United may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions
.
United, through its mortgage banking subsidiary, Crescent, acts as servicer for approximately $3.6 billion of mortgage loans owned by third parties as of December 31, 2020. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.
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
SECURITY OWNERSHIP RISKS
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
United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2020, approximately $94.6 million was available for dividend payments from United Bank to United without regulatory approval.
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

Failure to maintain effective internal controls over financial reporting in the future could impair United’s ability to accurately and timely report its financial results or prevent fraud, resulting in loss of investor confidence and adversely affecting United’s business and stock price
.
Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. Management believes that United’s internal controls over financial reporting are currently effective. Management will continually review and analyze the Company’s internal controls over financial reporting for Sarbanes-Oxley Section 404 compliance. Any failure to maintain, in the future, an effective internal control environment could impact United’s ability to report its financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact United’s business and stock price.
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
GENERAL RISKS
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
Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
Offices
United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and ten (210) full service offices—fifty (50) offices located throughout West Virginia, eighty-two
(82) offices in the Shenandoah Valley region of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-seven (47) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-six
(26) offices in the Coastal, Midlands, and Upstate regions of South Carolina, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns all of its West Virginia facilities except for two in the Charleston area and one each in areas of Beckley, Huntington, Parkersburg, and Clarksburg, all of which are leased under operating leases. United owns most of its facilities in the Shenandoah Valley region of Virginia except for eight offices, two in Winchester, one each in Charlottesville, Front Royal, Stanardsville, Waynesboro, Weyers Cave and Woodstock, all of which are leased under operating leases. United leases all of its facilities under operating lease agreements in the Northern Virginia, Maryland and Washington, D.C. areas except for ten offices, two in Arlington, one each in Alexandria, Chantilly, Fredericksburg, Manassas, Purcellville, Stafford, Vienna and Woodbridge, which are owned facilities. United leases most of its facilities under operating lease agreements in North Carolina except for eighteen offices, two in Washington and Greenville, one each in Denver, Gastonia, Hickory, Sunset Beach, Shallotte, Chadbourn,

Whiteville, New Bern, Fayetteville, Hope Mills, Rocky Mount, Wilmington, Elizabeth City and Winterville, which are owned facilities. In South Carolina, United owns all of its facilities except for five offices, one each in Charleston, Conway, North Myrtle Beach, Summerville and West Columbia, all of which are leased under operating leases. United owns all of its Pennsylvania facilities. In Ohio, United owns its one facility in Bellaire. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas and owns two operations centers in the Morgantown, West Virginia area and Washington, North Carolina.
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
Stock
As of January 31, 2021, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 133,856,009 were issued, including 4,880,867 shares held as treasury shares. The outstanding shares are held by approximately 8,937 shareholders of record, as well as 36,143 shareholders in street name as of January 31, 2021. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
In November of 2018, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 3,352,000 shares of the Company’s common stock on the open market at prevailing prices through November 7, 2019. United repurchased 1,879,150 under this plan prior to its expiration. The Board of Directors approved a new plan in October of 2019 to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. During 2020, United repurchased 660,000 shares under this repurchase plan. As of December 31, 2020, United still has 3,340,000 shares available for repurchase under the plan.
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
United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 19, 2021, the last practicable date, was $36.34.
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
The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2020, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2015 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end.
There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
United Bankshares, Inc.	100.00	129.21	100.62	93.53	120.49	106.68
NASDAQ Bank Index	100.00	137.97	145.50	121.96	151.69	140.31
S&P Mid-Cap Index	100.00	120.73	140.32	124.75	157.40	178.88

Issuer Repurchases
The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2020	0	$00.00	0	4,000,000
11/01 – 11/30/2020	5	$24.85	0	4,000,000
12/01 – 12/31/2020	660,000	$31.38	0	3,340,000

Total	660,005	$31.38

(1)
Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2020, no shares were exchanged by participants in United’s stock option plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2020, the following shares were purchased for the deferred compensation plan: November 2020 –5 shares at an average price of $24.85.

(3)
In October of 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the 2019 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6.	SELECTED FINANCIAL DATA
The following consolidated selected financial data is derived from United’s audited financial statements as of and for the five years ended December 31, 2020. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes contained elsewhere in this report.

	Five Year Summary
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Summary of Operations:
Total interest income	$798,382	$762,562	$717,715	$623,806	$470,341
Total interest expense	108,609	184,640	129,070	74,809	45,010
Net interest income	689,773	577,922	588,645	548,997	425,331
Provision for loan losses	106,562	21,313	22,013	28,406	24,509
Other income	354,746	150,484	128,712	131,645	70,032
Other expense	578,217	382,654	368,179	367,409	248,196
Income taxes	70,717	64,340	70,823	134,246	75,575
Net income	289,023	260,099	256,342	150,581	147,083
Cash dividends	171,876	139,508	141,610	131,755	98,696

Per common share:
Net income:
Basic	2.40	2.55	2.46	1.54	2.00
Diluted	2.40	2.55	2.45	1.54	1.99
Cash dividends	1.40	1.37	1.36	1.33	1.32
Book value per share	33.37	33.12	31.78	30.85	27.59

Selected Ratios:
Return on average shareholders’ equity	7.30%	7.80%	7.84%	5.09%	7.67%
Return on average assets	1.20%	1.34%	1.36%	0.85%	1.10%
Dividend payout ratio	59.47%	53.64%	55.24%	87.50%	67.10%

Selected Balance Sheet Data:
Average assets	$24,137,070	$19,475,468	$18,848,027	$17,617,429	$13,376,803
Investment securities	3,186,184	2,669,797	2,543,727	2,071,645	1,403,638
Loans held for sale	718,937	387,514	249,846	265,955	8,445
Total loans	17,591,413	13,712,129	13,422,222	13,011,421	10,341,137
Total assets	26,184,247	19,662,324	19,250,498	19,058,959	14,508,892
Total deposits	20,585,160	13,852,421	13,994,749	13,830,591	10,796,867
Long-term borrowings	864,369	1,838,029	1,499,103	1,363,977	1,172,026
Total liabilities	21,886,627	16,298,491	15,998,874	15,818,429	12,273,145
Shareholders’ equity	4,297,620	3,363,833	3,251,624	3,240,530	2,235,747

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS PANDEMIC
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
On March 29, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which authorized approximately $2 trillion in relief to businesses and workers that have been affected by events related to
COVID-19.
The CARES Act includes the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small- and medium-sized
businesses through federally guaranteed loans distributed through banks. These loans are intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. The CARES Act marked the third federal legislative response to the ongoing coronavirus outbreak, following the enactment on March 6, 2020 of supplemental appropriations in the “Coronavirus Preparedness and Response Supplemental Appropriations Act, 2020” and the enactment on March 18, 2020 of provisions relating to, among other things, paid sick leave and
COVID-19
testing in the “Families First Coronavirus Response Act.”

On April 16, 2020, the Small Business Administration (“SBA”) announced that all available funds under the PPP had been exhausted and applications were no longer being accepted. In response, President Trump signed into law the “Paycheck Protection Program and Health Care Enhancement Act” on April 24, 2020. This legislation provides additional fiscal year (“FY”) 2020 emergency supplemental funding to increase by $310 billion, the amount authorized and appropriated for commitments for the PPP authorized under section 7(a) of the Small Business Act, economic injury disaster loans and emergency grants under the CARES Act, to fund hospital and provider recovery and testing, and for other purposes. On June 5, 2020, President Trump signed into law the “Paycheck Protection Program Flexibility Act of 2020 (PPPFA),” which amended the PPP to give borrowers more freedom in how and when loan funds are spent while retaining the possibility of full forgiveness. Key components of the PPPFA are summarized below:

•	The PPPFA amended the PPP to give borrowers more time to spend loan funds and still obtain forgiveness.

•	Borrowers now have 24 weeks to spend loan proceeds, up from 8 weeks.

•	The Act also reduces mandatory payroll spending from 75% to 60%.

•	Two new exceptions let borrowers obtain full forgiveness even without fully restoring their workforce.

•	Changes made by the PPPFA have been incorporated in new forgiveness applications released by the SBA.

•	Time to pay off the loan has been extended to five years from the original two.

•	The Act now allows businesses to delay paying payroll taxes even if they took a PPP loan.
New legislation signed by the President on July 4, 2020, extended the deadline to apply for a PPP loan through August 8, 2020. The original application deadline was June 30, 2020. The new legislation involved $134 billion in unspent PPP funds when the application process shut down at the end of June. Those funds were once again available giving Congress time to decide how to re-appropriate
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
On December 27, 2020, President Trump signed into law the 2021 Consolidated Appropriations Act, an approximately $900 billion bill to provide additional
COVID-19
relief and among other measures, extended weekly unemployment benefits, provided another round of economic stimulus payments to individuals and families, lengthened temporary suspensions and modifications of several-bank related provisions and provided more aid to small businesses. Most notably, the 2021 Consolidated Appropriations Act reauthorized and appropriated up to $284.5 billion for the PPP for both first-time and second-time borrowers to receive loan disbursements for a period ending March 31, 2021, expanded the list of eligible PPP expenses and created a simplified loan forgiveness application for loans under $150 thousand.
In return for processing and booking the loan, the SBA will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). For the year of 2020, United processed almost 9,000 loans totaling over $1.29 billion under the PPP and recognized $16.26 million of net fee income during the year of 2020 related to the PPP loans.
Impact on our Operations.
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

As of December 31, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of
COVID-19.
The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations.
Significant uncertainties as to future economic conditions exist. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. The economic pressures, existing and forecasted, as of end of each quarter during 2020, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the year of 2020. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives in the first quarter of 2020.
The Company’s fee income has been reduced due to
COVID-19.
In keeping with guidance from regulators, the Company actively worked with
COVID-19
affected customers during 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. Should the pandemic and the global response escalate further, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income could be reduced due to
COVID-19.
In keeping with guidance from regulators, the Company continues to work with
COVID-19
affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact on future deferrals to
COVID-19
affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity
.
As of December 31, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short-term funding have been volatile throughout 2020. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

For a discussion of the United’s liquidity and capital resources in light of the
COVID-19
pandemic please refer to the sections with the captions of “Liquidity” and “Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Lending operations and accommodations to borrowers.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client and within the guidance of the CARES Act, the Company is deferring either the full loan payment or the principal component of the loan payment for stated period of time. Through December 31, 2020, United has made 5,967 eligible loan modifications on approximately $3.18 billion of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act. Of those amounts made, 1,002 of eligible loan modifications remain on approximately $399.86 million of loans outstanding as of December 31, 2020.    In accordance with the CARES Act, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage of the PPP, administered by the Small Business Administration (“SBA”), the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year
or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2020, the Company had 8,743 of PPP loans with a balance of approximately $1.18 billion. The Company recognized approximately $16.26 million in net fees on PPP loans during the year ended December 31, 2020. Remaining fees due from the SBA will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Retail operations.
The Company is committed to assisting our customers and communities in this time of need. Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members. We have introduced temporary changes to help with the financial hardship caused by
COVID-19
for both our customers and
non-customers.
This included waiving select deposit account fees including overdraft fees, ATM fees and excessive withdrawal fees for savings and money market accounts.
We continue to serve our customers that need emergency branch access for account issues, safe deposit access and similar items by appointment. The Company has been able to open and close accounts effectively, through its drive through facility, and our customer service center is successfully managing the volume of incoming calls.
The Company continues to monitor the safety of our staff. With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or childcare issues. For our retail staff being asked to work during this event, a temporary bonus was implemented in appreciation for their service.
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

ASU
2016-13
requires entities to report “expected” credit losses on financial instruments measured at amortized cost and other commitments to extend credit rather than the prior “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. Based on poor economic conditions at December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, management recorded $16.75 million, $16.34 million, $16.96 million and $27.12 million in provision for credit losses related to United’s loan portfolio for the fourth quarter, third quarter, second quarter and first quarter of 2020, respectively. In addition, United recorded a provision for loan losses of $28.95 million during the second quarter of 2020 on purchased non-credit
deteriorated
(“non-PCD”)
loans and leases from the Carolina Financial acquisition. For a further discussion, see the “Provision for Credit Losses” section in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ACQUISITION
On May 1, 2020, United acquired 100% of the outstanding common stock of Carolina Financial Corporation (“Carolina Financial”), headquartered in Charleston, South Carolina. Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the Bank Merger). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta. Crescent is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. As a result of the merger, Crescent became an indirectly-owned subsidiary of United. The Carolina Financial merger was accounted for under the acquisition method of accounting. At consummation, Carolina Financial had assets of $5.01 billion, loans and leases, net of unearned income of $3.29 billion and deposits of $3.87 billion.
The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the year of 2020 was impacted by increased levels of average balances, income, and expense as compared to the year of 2019. In addition, the year of 2020 included $54.24 million of merger-related expenses from the Carolina Financial acquisition as compared to $589 thousand for the year of 2019.
TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (LIBOR)
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit the rates used to calculate LIBOR after 2021. ICE Benchmark Administration (the publisher of LIBOR) plans to discontinue publication of the one-week
and
two-month
LIBOR on December 31, 2021, and to discontinue publication of overnight, one-month,
three-month,
six-month,
and twelve-month LIBOR on June 30, 2023. Currently, it is unclear whether these banks, as a group or individually, will continue to submit the rates used to calculate LIBOR after 2021. It is also unclear whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes may be on the markets for LIBOR-indexed financial instruments.
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
INTRODUCTION
The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2020 and 2019 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2020, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
filed with the SEC on March 2, 2020 (the 2019 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2019.
This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, the calculation of the income tax provision, and the use of fair value measurements to account for certain financial instruments to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The most significant accounting policies followed by United are presented in Note A, Notes to Consolidated Financial Statements.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2020, the allowance for loan losses was $235.83 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $23.58 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the year of 2020 net income by approximately $18.63 million, after-tax
or $0.16 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form
10-K.
Income Taxes
United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC Topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires the assessments of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note O, Notes to Consolidated Financial Statements for information regarding United’s ASC Topic 740 disclosures.
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
At December 31, 2020, approximately 14.54% of total assets, or $3.81 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 80.81% or $3.08 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 19.19% or $730.73 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At December 31, 2020, only $13.06 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note W for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2020 COMPARED TO 2019
United’s total assets as of December 31, 2020 were $26.18 billion, which was an increase of $6.52 billion or 33.17% from December 31, 2019, primarily the result of the acquisition of Carolina Financial on May 1, 2020 and PPP loans. Portfolio loans and leases increased $3.88 billion or 28.29%, cash and cash equivalents increased $1.37 billion or 163.77%, investment securities increased $516.39 million or 19.34%, loans held for sale increased $331.42 million or 85.53%, goodwill increased $318.83 million or 21.57%, other assets increased $142.57 million or 32.26%, bank premises and equipment increased $79.18 million or 81.93%, operating lease right-of-use
assets increased $11.74 million or 20.31%, and interest receivable increased $8.75 million or 15.06%, all due primarily to the Carolina Financial merger. Total liabilities increased $5.59 billion or 34.29% from year-end
2019. This increase in total liabilities was due mainly to increases of $6.73 billion or 48.60% and $32.03 million or 18.80% in deposits and accrued and other liabilities,

respectively, mainly due to the Carolina Financial acquisition. Partially offsetting these increases was a decrease of $1.21 billion or 54.50% in borrowings. Shareholders’ equity increased $933.79 million or 27.76% from year-end
2019 due primarily to the acquisition of Carolina Financial.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2020 increased $1.37 billion or 163.77% from year-end
2019. In particular, interest-bearing deposits with other banks increased $1.26 billion or 193.33% as United increased its liquidity due to the
COVID-19
pandemic by placing excess cash in an interest-bearing account with the Federal Reserve. In addition, cash and due from banks increased $112.13 million or 60.53% due to increases of $73.87 million in cash and $13.52 million in process with the Federal Reserve. Federal funds sold were flat, increasing $3 thousand or less than 1%. During the year of 2020, net cash of $140.45 million and $137.59 million were provided by operating activities and investing activities, respectively, while net cash of $1.09 billion was provided by financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities at December 31, 2020 increased $516.39 million or 19.34% from year-end
2019. Carolina Financial added $580.79 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $516.06 million or 21.17%. This change in securities available for sale reflects $559.29 million acquired from Carolina Financial, $705.57 million in sales, maturities and calls of securities, $596.92 million in purchases, and an increase of $74.64 million in market value. Securities held to maturity declined $234 thousand or 16.18% from year-end
2019 due to maturities and calls of securities as well as the establishment of a $23 thousand allowance for credit losses. Equity securities were $10.72 million at December 31, 2020, an increase of $1.82 million or 20.51% due mainly to net purchases and a change in value. Other investment securities were flat, decreasing $1.27 million or less than 1% from year-end
2019 due to a decrease in Federal Home Loan Bank (“FHLB”) stock. Partially offsetting this decrease in FHLB stock were purchases of Federal Reserve Bank (“FRB”) stock and investment tax credits.
The following is a summary of available for sale securities at December 31:

	2020	2019	2018
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$65,804	$58,127	$86,285
States and political subdivisions	538,082	272,014	212,670
Mortgage-backed securities	1,571,643	1,439,747	1,611,906
Asset-backed securities	297,834	284,390	272,459
Trust preferred collateralized debt obligations	0	6,045	6,176
Single issue trust preferred securities	18,230	18,196	8,754
Corporate securities	376,753	348,405	162,634

TOTAL AVAILABLE FOR SALE SECURITIES, at amortized cost	$2,868,346	$2,426,924	$2,360,884

TOTAL AVAILABLE FOR SALE SECURITIES, at fair value	$2,953,359	$2,437,296	$2,337,039

The following is a summary of held to maturity securities at December 31:

	2020		2019	2018
	(In thousands)
U.S. Treasury and obligations of U.S. Government corporations and agencies	$0		$0	$5,074
States and political subdivisions	1,192	(1)	1,426	5,473
Mortgage-backed securities	0		0	20
Single issue trust preferred securities	0		0	9,412
Other corporate securities	20		20	20

TOTAL HELD TO MATURITY SECURITIES, at amortized cost	$1,212		$1,446	$19,999

TOTAL HELD TO MATURITY SECURITIES, at fair value	$1,212	(1)	$1,447	$18,655

Note
: (1) net of allowance for credit losses of $23 thousand.
At December 31, 2020, gross unrealized losses on available for sale securities were $6.16 million. Securities with the most significant gross unrealized losses at December 31, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities relate mainly to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
As of December 31, 2020, United’s available for sale mortgage-backed securities had an amortized cost of $1.57 billion, with an estimated fair value of $1.63 billion. The portfolio consisted primarily of $905.23 million in agency residential mortgage-backed securities with a fair value of $928.89 million, $21.64 million in non-agency
residential mortgage-backed securities with an estimated fair value of $21.78 million, and $644.77 million in commercial agency mortgage-backed securities with an estimated fair value of $675.15 million.
As of December 31, 2020, United’s available for sale corporate securities had an amortized cost of $692.82 million, with an estimated fair value of $696.04 million. The portfolio consisted of $18.23 million in single issue trust preferred securities with an estimated fair value of $17.03 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $297.83 million and a fair value of $294.62 million and other corporate securities, with an amortized cost of $376.75 million and a fair value of $384.39 million.
United’s available for sale single issue trust preferred securities had a fair value of $17.03 million as of December 31, 2020. Of the $17.03 million, $11.23 million or 65.97% were investment grade; $0.93 million or 5.46% were split rated; and $4.87 million or 28.57% were unrated. The two largest exposures accounted for 70.41% of the $17.03 million. These included Truist Bank at $7.12 million and Emigrant Bank at $4.86 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During 2020, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of December 31, 2020 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2020, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans held for sale
Loans held for sale increased $331.42 million or 85.53% from year-end
2019 due mainly to the acquisition of Carolina Financial and its mortgage banking subsidiary, Crescent, and increased production. Carolina Financial added $65.76 million in loans held for sale. In addition, loan originations exceeded loan sales in the secondary market during the year of 2020. Loan originations for the year of 2020 were $6.53 billion while loans sales were $6.26 billion. Loans held for sale were $718.94 million at December 31, 2020 as compared to $387.51 million at year-end
2019.
Portfolio Loans
Loans and leases, net of unearned income, increased $3.88 billion or 28.29% from year-end
2019 mainly as a result of the Carolina Financial acquisition which added $3.29 billion, including purchase accounting amounts, in portfolio loans and leases and the issuance of PPP loans. Since year-end
2019, commercial, financial and agricultural loans and leases increased $3.24 billion or 43.50% as commercial loans and leases (not secured by real estate) increased $1.77 billion or 77.43%, including $1.18 billion in PPP loans, while commercial real estate loans increased $1.47 billion or 28.50%. Consumer loans increased $35.22 million or 3.02% due to an increase in indirect automobile financing in addition to the loans acquired from Carolina Financial. In addition, construction and land development loans increased $418.14 million or 29.69% while residential real estate loans increased $213.48 million or 5.79%. These increases were due primarily to the Carolina Financial acquisition. Otherwise, portfolio loans and leases, net of unearned income, increased $619.98 million from year-end
2019. Unearned income on loans and leases increased $29.75 million from year-end
2019 due mainly to the deferred loan fees on the PPP loans.
A summary of loans outstanding is as follows:

	December 31
(In thousands)	2020	2019	2018	2017	2016
Commercial, financial & agricultural	$10,694,832	$7,452,649	$7,553,044	$7,811,906	$6,088,775
Residential real estate	3,899,885	3,686,401	3,501,393	2,996,171	2,403,437
Construction & land development	1,826,349	1,408,205	1,410,468	1,504,907	1,255,738
Consumer	1,201,517	1,166,293	964,627	714,353	608,769
Less: Unearned income	(31,170)	(1,419)	(7,310)	(15,916)	(15,582)

Total loans	17,591,413	13,712,129	13,422,222	13,011,421	10,341,137
Allowance for loan losses	(235,830)	(77,057)	(76,703)	(76,627)	(72,771)

TOTAL LOANS, NET	$17,355,583	$13,635,072	$13,345,519	$12,934,794	$10,268,366

Loans held for sale	$718,937	$387,514	$249,846	$265,955	$8,445

The following table shows the maturity of commercial, financial, and agricultural loans and real estate construction and land development loans as of December 31, 2020:

(In thousands)	Less Than One Year	One To Five Years	Over Five Years	Total
Commercial, financial & agricultural	$1,656,374	$5,617,981	$3,420,477	$10,694,832
Construction & land development	619,714	934,696	271,939	1,826,349

Total	$2,276,088	$6,552,677	$3,692,416	$12,521,181

At December 31, 2020, commercial, financial and agricultural loans and real estate construction and land development loans by maturity are as follows:

	Less Than	One to	Over
(In thousands)	One Year	Five Years	Five Years	Total
Outstanding with fixed interest rates	$668,010	$4,881,785	$1,807,207	$7,357,002
Outstanding with adjustable rates	1,608,078	1,670,892	1,885,209	5,164,179

	$2,276,088	$6,552,677	$3,692,416	$12,251,181

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $142.57 million or 32.26% from
year-end
2019. The Carolina Financial acquisition added $156.31 million in other assets plus an additional $3.41 million in core deposit intangibles and $196 thousand for the Crescent trade name intangible. The cash surrender value of bank-owned life insurance policies increased $75.21 million, of which $71.88 million was acquired from Carolina Financial while the remaining increase was due to an increase in the cash surrender value. Deferred tax assets increased $10.02 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Carolina Financial acquisition while income tax receivable increased $12.24 million. The remainder of the increase in other assets is the result of an increase of $38.74 million in derivative assets from mortgage banking operations and Carolina Financial and an increase of $7.08 million in OREO.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2020 increased $6.73 billion or 48.60% as the result of the Carolina Financial acquisition and economic stimulus. Carolina Financial added $3.88 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $2.78 billion or 60.24% ($893.07 million added from Carolina Financial acquisition) while interest-bearing deposits increased $3.95 billion or 42.78% ($2.99 billion added from Carolina Financial acquisition) from December 31, 2019. Organically, deposits grew $2.86 billion from year-end
2019 due to new customers and the economic stimulus, liquidity concerns as well as a volatile stock market as a result of the
COVID-19
pandemic.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $2.78 billion increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $1.67 billion or 69.51% and personal noninterest-bearing deposits of $355.72 million or 47.84% mainly as the result of the Carolina Financial acquisition and the pandemic factors mentioned above. In addition, sweep activity to noninterest bearing MMDAs increased $737.37 million or 59.49%.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. All major categories of interest-bearing deposits increased from year-end
2019 as the result of the Carolina Financial acquisition. In particular, interest-bearing MMDAs increased $2.54 billion or 44.87% since year-end
2019 as commercial MMDAs increased $1.22 billion, personal MMDAs increased $976.09 million, and public funds MMDAs increased $340.04 million. Brokered MMDAs decreased $3.19 million. NOW accounts increased $427.46 million or 114.85% since year-end
2019. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $1.28 billion or 70.15% due to a $810.50 million increase in personal NOW accounts, a $273.79 million increase in public NOW accounts, and a $192.59 million increase in commercial NOW accounts.
Regular savings increased $400.93 million or 45.41% from
year-end
2019 due to a $367.25 million increase in personal savings accounts and a $33.24 million increase in commercial savings accounts as the result of the Carolina Financial acquisition.
Time deposits under $100,000 increased $256.05 million or 35.37% from year-end
2019 due mainly to an increase in fixed rate certificates of deposits (“CDs”) of $195.95 million and an increase of $50.11 million in listing service CDs due to the Carolina Financial acquisition. Time deposits over $100,000 increased $329.12 million or 20.57% as brokered deposits increased $94.81 million and fixed rate CDs over $100,000 increased $344.18 million, both as a result of the Carolina Financial acquisition. Partially offsetting these increases in time deposits over $100,000 was a $115.59 million decrease in Certificate of Deposit Account Registry Service (“CDARS”) balances.
The table below summarizes the changes by deposit category since year-end
2019:

	December 31	December 31	$	%
(Dollars in thousands)	2020	2019	Change	Change
Demand deposits	$5,428,398	$3,381,866	$2,046,532	60.51%
Interest-bearing checking	799,635	372,175	427,460	114.85%
Regular savings	1,283,823	882,889	400,934	45.41%
Money market accounts	10,165,334	6,891,696	3,273,638	47.50%
Time deposits under $100,000	979,988	723,941	256,047	35.37%
Time deposits over $100,000 (1)	1,927,982	1,599,854	328,128	20.51%

Total deposits	$20,585,160	$13,852,421	$6,732,739	48.60%

(1)	Includes time deposits of $250,000 or more of $889,334 and $803,414 at December 31, 2020 and December 31, 2019, respectively.
At December 31, 2020, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2021	$2,220,450
2022	441,567
2023	139,716
2024	73,368
2025 and thereafter	32,869

TOTAL	$2,907,970

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 2020 are summarized as follows:

Amount
(In thousands)
3 months or less	$629,224
Over 3 through 6 months	412,974
Over 6 through 12 months	463,897
Over 12 months	421,887

TOTAL	$1,927,982

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2020			2019			2018
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$6,433,349	$0	0.00%	$4,388,664	$0	0.00%	$4,297,474	$0	0.00%
NOW and money market deposits	7,617,049	40,322	0.53%	6,297,715	88,591	1.41%	6,062,294	57,723	0.95%
Savings deposits	1,149,201	2,087	0.18%	963,954	2,501	0.26%	1,043,348	2,161	0.21%
Time deposits	2,952,944	36,170	1.22%	2,342,969	44,557	1.90%	2,337,368	31,623	1.35%

TOTAL	$18,152,543	$78,579	0.43%	$13,993,302	$135,649	0.97%	$13,740,484	$91,507	0.67%

More information relating to deposits is presented in Note K, Notes to Consolidated Financial Statements.

Borrowings
Total borrowings at December 31, 2020 decreased $1.21 billion or 54.50% since year-end
2019. Carolina Financial added $374.74 million, including purchase accounting amounts, upon consummation of the acquisition. During the year of 2020, short-term borrowings decreased $232.35 million or 62.02% due to a $250.00 million decrease in short term FHLB advances while securities sold under agreements to repurchase increased $17.65 million. Carolina Financial added $332.00 million in short-term borrowings, which were repaid by December 31, 2020. Long-term borrowings decreased $973.66 million or 52.97% from year-end
2019 as long-term FHLB advances decreased $1.02 billion as a result of early payoff of long-term FHLB advances while issuances of trust preferred capital securities increased $33.81 million. Including purchase accounting amounts, Carolina Financial added $42.74 million in long-term borrowings, which included subordinated debt of $9.87 million.
The table below summarizes the change in the borrowing categories since year-end
2019:

	December 31	December 31	$	%
(Dollars in thousands)	2020	2019	Change	Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	142,300	124,654	17,646	14.16%
Short-term FHLB advances	0	250,000	(250,000)	(100.00%)
Long-term FHLB advances	584,532	1,601,865	(1,017,333)	(63.51%)
Subordinated debt	9,865	0	9,865	100.00%
Issuances of trust preferred capital securities	269,972	236,164	33,808	14.32%

Total borrowings	$1,006,669	$2,212,683	$(1,206,014)	(54.50%)

For a further discussion of borrowings see Notes L and M, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2020 increased $32.02 million or 18.80% from year-end
2019. Carolina Financial added $33.15 million. In particular, accrued employee expenses increased $21.97 million and derivative liabilities increased $9.99 million. In addition, accrued mortgage escrow liabilities increased $5.57 million and dividends payable increased $9.16 million. Partially offsetting these increases was a decrease of $12.46 million in the pension liability due to a $20 million contribution in the third quarter of 2020 and a decrease of $6.72 million in interest payable as result of timing differences.
Shareholders’ Equity
Shareholders’ equity at December 31, 2020 was $4.30 billion, which was an increase of $933.79 million or 27.76% from year-end
2019 mainly as the result of the Carolina Financial acquisition. The Carolina Financial transaction added approximately $817.83 million in shareholders’ equity as 28,031,501 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $816.00 million.
Retained earnings increased $72.82 million or 6.43% from
year-end
2019. Earnings net of dividends for the year of 2020 were $117.15 million. Amount recognized for the adoption of ASU
2016-13
was a reduction of $44.33 million in retained earnings.
Accumulated other comprehensive income increased $57.24 million or 164.15% from year-end
2019 due mainly to an increase of $57.25 million in United’s available for sale investment portfolio, net of deferred income taxes. The after-tax
accretion of pension costs was $3.95 million for the year of 2020 while the after-tax
pension accounting adjustment at
year-end
2020 resulted in a decline of $7.32 million. During the year of 2020, United recognized an upward fair value adjustment of $3.36 million on new cash flow hedges.
During the fourth quarter of 2020, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 660,000 shares in 2020 at a cost of $20.71 million or an average share price of $31.38.

RESULTS OF OPERATIONS
Overview
Net income for the year 2020 was $289.02 million or $2.40 per diluted share, an increase of $28.92 million or 11.12% from $260.10 million or $2.55 per diluted share for the year of 2019. Higher net income for the year 2020 compared to the year of 2019 was primarily due to higher income from mortgage banking activities, driven by an elevated volume of mortgage loan originations and sales in the secondary market, as well as the impact from the Carolina Financial acquisition. Partially offsetting the increase in net income were additional merger-related expenses for the Carolina Financial acquisition, an increase in prepayment penalties on the early payoff of long-term FHLB advances and a higher provision for credit losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the CECL accounting standard.
As previously mentioned, United completed its acquisition of Carolina Financial on May 1, 2020. The results of operations for Carolina Financial are included in the consolidated results of operations from the date of acquisition, May 1, 2020. As a result of the acquisition, the year of 2020 reflected higher average balances, income, and expense as compared to the year of 2019. In addition, the year of 2020 included merger-related expenses of $54.24 million as compared to $589 thousand for the year of 2019.
United’s return on average assets for the year of 2020 was 1.20% and return on average shareholders’ equity was 7.30% as compared to 1.34% and 7.80% for the year of 2019. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported annualized average return on assets and annualized average return on equity were 0.71% and 6.29%, respectively, for the first nine months of 2020. For the year of 2020, United’s return on average tangible equity was 12.90%, as compared to 14.26% the year of 2019.

	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$289,023	$260,099
Average Total Shareholders’ Equity (GAAP)	3,956,969	3,336,075
Less: Average Total Intangibles	(1,716,738)	(1,511,501)

(b) Average Tangible Equity (non-GAAP)	$2,240,231	$1,824,574
Return on Tangible Equity (non-GAAP) [(a) / (b)]	12.90%	14.26%
Net interest income for the year of 2020 was $689.77 million, an increase of $111.85 million or 19.35% from the prior year. The increase in net interest income occurred because total interest income increased $35.82 million while total interest expense decreased $76.03 million from the year of 2019.
The provision for credit losses was $106.56 million for the year 2020 as compared to $21.31 million for the year of 2019. Noninterest income was $354.75 million for the year of 2020 which was an increase of $204.26 million or 135.74% from the year of 2019. Noninterest expense was $578.22 million which was an increase of $195.56 million or 51.11% from the year of 2019.
Income taxes for the year of 2020 were $70.72 million as compared to $64.34 million for the year of 2019. United’s effective tax rate was approximately 19.7% and 19.8% for years ended December 31, 2020 and 2019, respectively, as compared to 21.7% for 2018.
Business Segments
United operates in two business segments: community banking and mortgage banking.

Community Banking
Net income attributable to the community banking segment for the year of 2020 was $190.34 million compared to net income of $258.40 million for the year of 2019. As previously mentioned, the lower amount of net income in 2020 was driven primarily by additional merger-related expenses for the Carolina Financial acquisition, an increase in prepayment penalties on the early payoff of long-term FHLB advances and a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020. In addition, for the year of 2020, the community banking segment included the provision for loan losses of $28.95 million recorded on purchased non-PCD
loans and leases from Carolina Financial.
Net interest income increased $94.36 million to $677.91 million for the year of 2020, compared to $583.55 million for the same period of 2019, due mainly to an increase in average earning assets as a result of the Carolina Financial acquisition. Provision for credit losses was $106.56 million for the year ended December 31, 2020 compared to a provision of $21.31 million for the same period of 2019. The increase for the year of 2020 was due mainly to the impact from the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic and the provision for credit losses of $28.95 million recorded on purchased non-PCD
loans and leases from Carolina Financial.
Noninterest income for the year of 2020 increased $15.14 million to $90.09 million as compared to $74.96 million for the year of 2019. The $15.14 million increase in 2020 was due mainly to increased fees from brokerage services, fees from deposit services, net gains on the sales and calls of investment securities and a net gain of $2.23 million on the sale and subsequent leaseback of a bank premise.
Noninterest expense was $423.93 million for the year ended December 31, 2020, compared to $314.71 million for the same period of 2019. The increase of $109.22 million in noninterest expense was primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases as well as increased merger-related expenses and prepayment penalties on the early payoff of long-term FHLB advances.
Mortgage Banking
The mortgage banking segment reported net income of $116.71 million for the year of 2020 as compared to net income of $10.16 million for the year of 2019. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $276.19 million for the year of 2020 as compared to $83.88 million for the year of 2019. The increase in 2020 was due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense was $140.63 million for the year of 2020 as compared to $72.29 million the year of 2019. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The increase in 2020 was due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the employees added from the Carolina Financial acquisition.
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
Net interest income for the year of 2020 was $689.77 million, which was an increase of $111.85 million or 19.35% from the year of 2019. The $111.85 million increase in net interest income occurred because total interest income increased $35.82 million while total interest expense decreased $76.03 million from the year of 2019. Generally, interest income for the year of 2020 increased from the year of 2019 due to an increase in earning assets, mainly as a result of the Carolina Financial acquisition and PPP loan activity, while interest expense decreased primarily due to a decline in market interest rates which resulted in lower funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
tax-favored
status of income from certain loans and investments. Although this is a non-GAAP
measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt
sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent
net interest income for the year of 2020 was $693.66 million, an increase of $112.00 million or 19.26% from the year of 2019. Average earning assets for the year of 2020 increased $4.22 billion or 24.61% from the year of 2019 due to a $3.16 billion or 22.91% increase in average net loans and leases, including loans held for sale, a $767.91 million or 104.64% increase in average short-term investments and a $293.21 million or 11.17% increase in average investment securities. The net interest spread for the year of 2020 increased 8 basis points from the year of 2019 due to an 80 basis point decrease in the average cost of funds partially offset by a 72 basis point decrease in average yield on earning assets. Loan accretion on acquired loans and leases was $41.77 million and $38.80 million for the year of 2020 and 2019, respectively, an increase of $2.96 million. The net interest margin of 3.24% for the year of 2020 was a decrease of 15 basis points from the net interest margin of 3.39% for the year of 2019.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the year ended December 31, 2020, 2019 and 2018.

	Year Ended
(Dollars in thousands)	December 31 2020	December 31 2019	December 31 2018
Loan Accretion	$41,766	$38,803	$43,197
Certificates of deposit	7,925	791	1,258
Long-term borrowings	1,278	1,074	1,074

Total	$50,969	$40,668	$45,529

The following table reconciles the difference between net interest income and tax-equivalent
net interest income for the year ended December 31, 2020, 2019 and 2018.

	Year Ended
(Dollars in thousands)	December 31 2020	December 31 2019	December 31 2018
Net interest income (GAAP)	$689,773	$577,922	$588,645
Tax-equivalent adjustment (non-GAAP) (1)	3,888	3,735	4,328

Tax-equivalent net interest income (non-GAAP)	$693,661	$581,657	$592,973

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2020, 2019, and 2018. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2020, 2019 and 2018 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the years ended December 31, 2020, 2019, and 2018. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$1,501,771	$9,780	0.65%	$733,865	$21,338	2.91%	$843,079	$19,268	2.29%
Investment Securities:
Taxable	2,700,416	61,808	2.29%	2,485,767	70,789	2.85%	2,080,145	56,273	2.71%
Tax-exempt	217,836	6,285	2.89%	139,277	4,412	3.17%	231,009	6,904	2.99%

Total Securities	2,918,252	68,093	2.33%	2,625,044	75,201	2.86%	2,311,154	63,177	2.73%
Loans and leases, net of unearned income (2)	17,151,291	724,397	4.22%	13,879,662	669,758	4.83%	13,476,416	639,598	4.75%
Allowance for credit losses	(186,640)			(76,731)			(76,848)

Net loans and leases	16,964,651		4.27%	13,802,931		4.85%	13,399,568		4.77%

Total earning assets	21,384,674	$802,270	3.75%	17,161,840	$766,297	4.47%	16,553,801	$722,043	4.36%

Other assets	2,752,396			2,313,628			2,294,226

TOTAL ASSETS	$24,137,070			$19,475,468			$18,848,027

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$11,719,194	$78,579	0.67%	$9,604,638	$135,649	1.41%	$9,443,010	$91,507	0.97%
Short-term borrowings	145,768	1,027	0.70%	140,483	2,347	1.67%	224,948	2,245	1.00%
Long- term borrowings	1,645,783	29,003	1.76%	1,821,504	46,644	2.56%	1,509,604	35,318	2.34%

Total Interest-Bearing Funds	13,510,745	108,609	0.80%	11,566,625	184,640	1.60%	11,177,562	129,070	1.15%

Noninterest-bearing deposits	6,433,349			4,388,664			4,297,474
Accrued expenses and other liabilities	236,007			184,104			104,047

TOTAL LIABILITIES	20,180,101			16,139,393			15,579,083
SHAREHOLDERS’ EQUITY	3,956,969			3,336,075			3,268,944

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,137,070			$19,475,468			$18,848,027

NET INTEREST INCOME		$693,661			$581,657			$592,973

INTEREST SPREAD			2.95%			2.87%			3.21%

NET INTEREST MARGIN			3.24%			3.39%			3.58%

(1)
The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for 2020, 2019 and 2018.

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

	2020 Compared to 2019				2019 Compared to 2018
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$22,346	$(16,585)	$(17,319)	$(11,558)	$(2,501)	$5,227	$(656)	$2,070
Investment securities:
Taxable	6,117	(13,920)	(1,178)	(8,981)	10,992	2,912	612	14,516
Tax-exempt (1)	2,490	(390)	(227)	1,873	(2,743)	416	(165)	(2,492)
Loans (1),(2)	153,343	(80,057)	(18,647)	54,639	19,240	10,720	200	30,160

TOTAL INTEREST INCOME	184,296	(110,952)	(37,371)	35,973	24,988	19,275	(9)	44,254

Interest expense:
Interest-bearing deposits	$29,815	$(71,074)	$(15,811)	$(57,070)	$1,568	$41,549	$1,025	$44,142
Short-term borrowings	88	(1,306)	(102)	(1,320)	(845)	1,507	(560)	102
Long-term borrowings	(4,498)	(14,572)	1,429	(17,641)	7,298	3,321	707	11,326

TOTAL INTEREST EXPENSE	25,405	(86,952)	(14,484)	(76,031)	8,021	46,377	1,172	55,570

NET INTEREST INCOME	$158,891	$(24,000)	$(22,887)	$112,004	$16,967	$(27,102)	$(1,181)	$(11,316)

(1)
Yields and interest income on federally
tax-exempt
loans and investment securities are computed on a fully
tax-equivalent
basis using the statutory federal income tax rate of 21% for 2020, 2019 and 2018.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
The provision for loan and lease losses for the year of 2020 and 2019 was $106.29 million and $21.31 million, respectively. Net charge-offs for the year of 2020 were $23.60 million as compared to $20.96 million for year of 2019. The higher amount of provision expense for 2020 compared to 2019 was due mainly to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans and leases from Carolina Financial and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of current expected credit losses adversely impacted by the
COVID-19
pandemic and future economic uncertainty. Net charge-offs as a percentage of average loans and leases were 0.14% for the year of 2020.
As of December 31, 2020, nonperforming loans and leases were $132.21 million or 0.75% of loans and leases, net of unearned income as compared to nonperforming loans of $131.07 million or 0.96% of loans, net of unearned income at December 31, 2019. Nonperforming loans and leases at December 31, 2020 included $37.83 million of nonperforming loans and leases from the Carolina Financial acquisition. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans and leases past due 90 days or more were $13.83 million at December 31, 2020, an increase of $4.34 million or 45.69% from $9.49 million at year-end
2019. This increase was primarily due to loans and leases that became delinquent due to impact of the
COVID-19
pandemic that included loss of jobs and income as well as a Company-imposed moratorium on repossessions and foreclosures. At December 31, 2020, nonaccrual loans and leases were $62.72 million, which was relatively flat compared to $63.21 million at
year-end
2019. Restructured loans were $55.66 million at December 31, 2020, a decrease of $2.71 million or 4.65% from $58.37 million at year-end
2019. This decrease was primarily due to repayments and charge-offs of previously recognized impairments and repayment of several restructured loans. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan and lease losses.
Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $154.80 million, including OREO of $22.60 million at December 31, 2020, represented 0.59% of total assets.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2020, the allowance for credit losses was $255.08 million as compared to $78.79 million at December 31, 2019.
At December 31, 2020, the allowance for loan and lease losses was $235.83 million as compared to $77.06 million at December 31, 2019. The increase in the allowance for loan and lease losses was due to the adoption of CECL, the impact of
COVID-19
and the loans and leases acquired from Carolina Financial. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.34% at December 31, 2020 and 0.56% at December 31, 2019. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 178.38% and 58.79% at December 31, 2020 and 2019, respectively. The increase in these ratios was due mainly to the adoption of CECL which caused a change in the Company’s methodology for determining the allowance for loan losses as well as the adverse impact of the
COVID-19
pandemic on the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of current expected credit losses and the allowance for loan losses recorded on loans and leases acquired from Carolina Financial.
The following table summarizes United’s credit loss experience for each of the five years ended December 31:

	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance of allowance for loan losses at beginning of year	$77,057	$76,703	$76,627	$72,771	$75,726
Impact of the adoption of ASU 2016-13 on January 1, 2020	52,321	0	0	0	0
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	5,121	0	0	0	0

Loans charged off:
Commercial, financial & agricultural	25,679	21,973	19,963	23,731	26,130
Residential real estate	1,760	2,967	3,162	2,973	4,597
Construction & land development	2,027	1,303	2,731	3,337	2,659
Consumer	3,517	2,867	2,750	2,822	2,794

TOTAL CHARGE-OFFS	32,983	29,110	28,606	32,863	36,180
Recoveries:
Commercial, financial & agricultural	6,279	6,412	4,696	6,238	7,198
Residential real estate	1,063	858	1,114	601	639
Construction & land development	1,513	175	197	726	433
Consumer	531	706	662	748	446

TOTAL RECOVERIES	9,386	8,151	6,669	8,313	8,716

NET LOANS CHARGED OFF	23,597	20,959	21,937	24,550	27,464
Provision for loan losses	106,293	21,313	22,013	28,406	24,509

BALANCE OF ALLOWANCE FOR LOAN LOSSES AT END OF YEAR	$235,830	$77,057	$76,703	$76,627	$72,771
Reserve for lending-related commitments	19,250	1,733	1,389	679	1,044

BALANCE OF ALLOWANCE FOR CREDIT LOSSES AT END OF YEAR	$255,080	$78,790	$78,092	$77,306	$73,815

Loans outstanding at the end of period (gross) (1)	$17,591,413	$13,713,548	$13,429,532	$13,027,337	$10,356,719

Average loans outstanding during period (net of unearned income) (1)	$16,584,938	$13,570,789	$13,258,619	$12,399,901	$9,983,828

Net charge-offs as a percentage of average loans outstanding	0.14%	0.15%	0.17%	0.20%	0.28%

Allowance for loan losses, as a percentage of nonperforming loans	178.38%	58.79%	53.71%	45.41%	64.25%

(1)	Excludes loans held for sale.

United continues to evaluate risks which may impact its loan and lease portfolios. As a result of the
COVID-19
pandemic and resulting economic uncertainty given the rapidly changing economic impact, the Company reviewed its loan and lease portfolio segments, assessing the likely impact of
COVID-19
on each segment and established relevant qualitative adjustment factors. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The year of 2020 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values, external factors and past due loans and leases, and the reasonable and supportable forecast. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

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

➢	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the fourth quarter as compared to the third.

➢	The forecast is less severe than third quarter while maintaining a gradual recovery pace extending beyond 2022.

➢
Greater risk of loss is probable in the hotel and accommodations portfolio due to deteriorating economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios.

➢	Consideration was given to the $900 billion economic stimulus bill passed in December 2020 during the forecast selection process.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
Allocations are made for specific commercial loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectability. Other commercial loans and leases not specifically reviewed on an individual basis are evaluated based on historical loss percentages applied to loan pools that have been segregated by risk. Allocations for loans and leases other than commercial loans and leases are made based upon historical loss experience adjusted for current environmental conditions. The allowance for credit losses includes estimated lifetime losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors.

The following table presents the allocation of United’s allowance for credit losses for each of the five years ended December 31:

	2020	2019	2018	2017	2016
	(In thousands)
Commercial, financial & agricultural	$150,642	$61,403	$53,323	$56,959	$45,243
Residential real estate	29,125	8,997	12,448	9,927	13,770
Construction & land development	39,077	3,354	7,992	7,187	10,606
Consumer	16,986	3,007	2,695	2,481	2,805
Allowance for estimated imprecision	0	296	245	73	347

Allowance for loan losses	$235,830	$77,057	$76,703	$76,627	$72,771
Reserve for lending-related commitments	19,250	1,733	1,389	679	1,044

Allowance for credit losses	$255,080	$78,790	$78,092	$77,306	$73,815

The following is a summary of loans outstanding as a percent of total loans at December 31:

	2020	2019	2018	2017	2016
Commercial, financial & agricultural	60.80%	54.35%	56.27%	60.04%	58.88%
Residential real estate	22.17%	26.88%	26.09%	23.03%	23.24%
Construction & land development	10.38%	10.27%	10.51%	11.56%	12.14%
Consumer	6.65%	8.50%	7.13%	5.37%	5.74%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2020 produced increased allocations in each of the four loan categories, primarily due to implementation of CECL and the adverse impact of the
COVID-19
pandemic on reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. The allocation related to the commercial, financial & agricultural loan pool increased $89.24 million. The residential real estate allocation increased $20.13 million. The real estate construction and development loan pool allocation increased $35.72 million. The consumer loan pool experienced an increase of $13.98 million.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $7.78 million at December 31, 2020 and $16.50 million at December 31, 2019. In comparison to the prior year-end,
this element of the allowance decreased by $8.72 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans as well as repayment of individually assessed loans.
Management believes that the allowance for credit losses of $255.08 million at December 31, 2020 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity and available for sale investment securities for the year of 2020 was immaterial. The provision for credit losses related to held to maturity investment securities was $19 thousand for the year of 2020. There was no provision recorded on available for sale investment securities for the year of 2020. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans during 2020. As a result of this assessment, United recorded a provision for credit losses and an allowance for credit losses of $250 thousand for accrued interest receivables not expected to be collected as of December 31, 2020.
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
Noninterest income for the year of 2020 was $354.75 million, which was an increase of $204.26 million or 135.74% from the year of 2019. The increase was due mainly to an increase in income from mortgage banking activities.
Income from mortgage banking activities totaled $266.09 million for the year of 2020 compared to $76.95 million for the year of 2019. The increase of $189.14 million or 245.80% for the year of 2020 was the result of increased production and sales of mortgage loans in the secondary market and the acquisition of Carolina Financial and, in particular, the acquisition of its mortgage banking subsidiary, Crescent. Mortgage loan sales were $6.26 billion in the year of 2020 as compared to $2.44 billion in the year of 2019. Mortgage loans originated for sale were $6.53 billion for the year of 2020 as compared to $2.57 billion for the year of 2019.
Mortgage loan servicing income of $6.21 million was added for the year of 2020 due to the acquisition of Carolina Financial.
United recognized a net gain of $3.16 million and on investment securities’ activity in 2020 as compared to a net gain of $175 thousand on investment securities activity in 2019. In particular, United recognized net gains of $2.50 million on the sales, calls and redemption of available-for-sale
securities investment securities and $578 thousand on equity securities for the year of 2020 as compared to a net gains of $97 thousand on the sales, calls and redemption of available-for-sale
securities investment securities and $133 thousand on equity securities for the year of 2019. In addition, United did not recognize any impairment on investment securities for the year of 2020 as compared to other-than-temporary impairment (“OTTI”) of $198 thousand for the year of 2019.
Fees from brokerage services for the year of 2020 were $11.76 million, an increase of $1.62 million or 16.00% from the year of 2019 due to increased volume.
Fees from deposit services for the year of 2020 were $34.83 million, an increase of $1.07 million or 3.15% from the year of 2019. Debit card income increased $3.25 million which was partially offset by declines of $1.87 million and $1.22 million in overdraft fees and automated teller machine (“ATM”) fees.
United recognized a net gain of $2.23 million in the year of 2020 on the sale-leaseback of a bank premise.
Bankcard fees for the year of 2020 decreased $608 thousand or 13.01% from the year of 2019 due to a decline in interchange income from decreased volume.

Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2020 was $578.22 million, which was an increase of $195.56 million or 51.11% from the year of 2019. Generally, this increase in 2020 from 2019 was the result of additional general operating expenses and increased merger-related charges from the Carolina Financial acquisition, higher compensation in the mortgage banking segment due to increased production and an increase in prepayment penalties on long-term FHLB advances.
Employee compensation for the year of 2020 increased $100.70 million or 57.89% from the year of 2019. This increase was due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for the year of 2020 was due mainly to higher employee incentives and commissions expense primarily related to the increased mortgage banking production.
Employee benefits expense for the year of 2020 increased $13.13 million or 36.72% as compared to the year of 2019. Federal Insurance Contributions Act (“FICA”) expense for the year of 2020 increased $4.57 million due mainly to the additional employees from the Carolina Financial acquisition as well as the higher commissions expense. In addition, health insurance expense for the year of 2020 increased $1.46 million due to higher premiums and additional employees from the Carolina Financial acquisition. For the year of 2020, postretirement expense, which includes expense associated with United’s pension plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), increased $7.60 million from the year of 2019. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note P, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $814 thousand and decrease by approximately $740 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.72 million and increase by approximately $3.22 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.63 million and increase by approximately $1.63 million, respectively.
Net occupancy expense increased $6.45 million or 18.52% for the year of 2020 as compared to the prior year. The increase was due mainly to increases of $3.07 million in building rental expense and $1.41 million in depreciation due mainly to the offices added in the Carolina Financial acquisition. In addition, building maintenance expense increased $965 thousand.
Equipment expense increased $6.65 million or 46.81% for the year of 2020 as compared to the same periods in 2019. The increase was due mainly to increases in equipment maintenance of $3.70 million and depreciation of $2.81 million due mainly to the Carolina Financial acquisition.
Data processing expense increased $13.19 million or 59.32% for the year of 2020 as compared to the year of 2019 due to additional processing as a result of the Carolina Financial acquisition. In addition, the increase for the year of 2020 was due to a $9.66 million penalty to terminate the contract with Carolina Financial’s data processor.
Federal Deposit Insurance Corporation (“FDIC”) insurance expense for the year of 2020 increased $2.06 million from the same periods in 2019 due to a Small Bank Assessment Credit in the third quarter of 2019 partially offset by the exclusion of a surcharge in 2020.
Mortgage loan servicing expense and impairment for the year of 2020 increased $9.01 million from the same time periods in 2019. The increase was due to the acquisition of Carolina Financial. In addition, United recorded a $1.38 million temporary impairment charge on its mortgage servicing rights during the year of 2020.

During the year of 2020, United incurred penalties of $10.39 million to prepay three long-term FHLB advances. United incurred similar penalties of $5.11 million to prepay certain long-term FHLB advances during the year of 2019.
Other expense for the year of 2020 increased $38.83 million or 48.03% from the year of 2019. Included in other expense for the year of 2020 were merger-related expenses of $13.07 million for the Carolina Financial acquisition as compared to $589 thousand for the year of 2019. The expense for the reserve for unfunded commitments for the year of 2020 increased $10.97 million from the same time periods in 2019. The increase for the year of 2020 included $1.82 million of expense related to the reserve for acquired unfunded commitments from Carolina Financial. In addition, the amortization of income tax credits, which reduces the effective tax rate, for the year of 2020 increased $5.68 million. Other specific items that increased due mainly to the Carolina Financial acquisition were consulting and legal expense of $4.12 million, loss on the sale and impairment of assets of $2.49 million, ATM fees of $1.96 million, credit report requests of $1.32 million and office supplies of $1.05 million. Partially offsetting these increases was a decrease of $1.08 million in donations due mainly to a $1 million donation to the West Virginia University Children’s Hospital in the year of 2019.
Income Taxes
For the year ended December 31, 2020, income taxes were $70.72 million, compared to $64.34 million for 2019, an increase of $6.38 million or 9.91%. The increase was due mainly to higher earnings partially offset by a slight decline in the effective tax rate due in large part to the previously mentioned income tax credits. United’s effective tax rate was approximately 19.7% and 19.8% for years ended December 31, 2020 and 2019, respectively, as compared to 21.7% for 2018. For further details related to income taxes, see Note O, Notes to Consolidated Financial Statements.
Quarterly Results
Net income for the first quarter of 2020 was $40.18 million as compared to earnings of $63.64 million for the first quarter of 2019. The lower amount of net income was driven primarily by a higher provision for loan losses resulting from an adverse future macroeconomic forecast as a result of the
COVID-19
pandemic. United’s annualized return on average assets for the first three months of 2020 was 0.82% and return on average shareholders’ equity was 4.82% as compared to 1.34% and 7.88% for the first three months of 2019. For the first three months of 2020, United’s annualized return on average tangible equity was 8.77%, as compared to 14.64% for the first three months of 2019. Net interest income for the first three months of 2020 was $141.52 million, a decrease of $2.65 million or 1.84% from net interest income of $144.17 million for the first three months of 2019. The decrease of $2.65 million in net interest income occurred because total interest income decreased $8.62 million while total interest expense only decreased $5.97 million from the first quarter of 2019. The provision for credit losses was $27.12 million for the first three months of 2020 as compared to $5.00 million for the first three months of 2019. This increase was due to mainly the adoption of the Current Expected Credit Loss (CECL) accounting standard by United on January 1, 2020 and the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic. Noninterest income was $36.81 million for the first three months of 2020, an increase of $5.58 million or 17.88% from the first three months of 2019. Noninterest expense for the first three months of 2020 increased $11.71 million or 13.09% from the first three months of 2019. Income taxes decreased $7.44 million or 42.93% for the first three months of 2020 as compared to the first three months of 2019. The effective tax rate was 19.75% and 21.40% for the first quarter of 2020 and 2019, respectively.
Net income for the second quarter of 2020 was $52.69 million or $0.44 per diluted share, as compared to $67.21 million or $0.66 per diluted share for the prior year second quarter. For the second quarter of 2020, United’s annualized return on average assets was 0.87% and return on average shareholders’ equity was 5.40% as compared to 1.38% and 8.12% for the second quarter of 2019. Net interest income for the second quarter of 2020 was $170.60 million which was an increase of $20.05 million or 13.32% from the second quarter of 2019. The increase in net interest income occurred because total interest income decreased $528 thousand while total interest expense decreased $20.58 million from the second quarter of 2019. The provision for credit losses was $45.91 million for the second quarter of 2020 as compared to $5.42 million for the second quarter of 2019. The higher amount of provision expense for 2020 compared to 2019 was due mainly to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans from Carolina Financial and

the reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic under the new CECL accounting standard adopted by United on January 1, 2020 . For the second quarter of 2020, noninterest income was $88.39 million, which was an increase of $48.60 million or 122.11% from the second quarter of 2019. For the second quarter of 2020, noninterest expense increased $49.18 million or 49.08% from the second quarter of 2019. Income taxes for the second quarter of 2020 were $11.02 million as compared to $17.53 million for the second quarter of 2019. For the quarters ended June 30, 2020 and 2019, United’s effective tax rate was 17.30% and 20.69%, respectively.
Net income for the third quarter of 2020 was $103.78 million or $0.80 per diluted share, as compared to $65.97 million or $0.65 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2020 was $185.66 million, which was an increase of $43.75 million or 30.82% from the third quarter of 2019. The $43.75 million increase in net interest income occurred because total interest income increased $19.92 million while total interest expense decreased $23.83 million from the third quarter of 2019. Provision for credit losses was $16.78 million for the three months ended September 30, 2020 compared to a provision of $5.03 million for the same period of 2019. For the third quarter of 2020, noninterest income was $135.47 million, an increase of $93.24 million or 220.83% from the third quarter of 2019 mainly as a result of mortgage banking activities. Income from mortgage banking activities totaled $109.46 million for the third quarter of 2020 compared to $24.02 million for the same period of 2019. For the third quarter of 2020, noninterest expense increased $75.46 million or 78.49% compared to the same period in 2019 mainly due to additional general operating expenses and increased merger-related charges from the Carolina Financial acquisition and an increase in prepayment penalties on long-term FHLB advances which were recognized during the third quarter of 2020. Income tax expense was $28.97 million as compared to $17.01 million for the third quarter of 2019. The increase in the third quarter of 2020 from the third quarter of 2019 was due to overall higher earnings and a higher effective tax rate. For the quarters ended September 30, 2020 and 2019, United’s effective tax rate was 21.82% and 20.50%, respectively.
Net income for the fourth quarter of 2020 was $92.37 million or $0.71 per diluted share as compared to earnings of $63.29 million or $0.62 per diluted share for the fourth quarter of 2019. Net interest income for the fourth quarter of 2020 was $191.99 million, which was an increase of $50.71 million or 35.89% from the fourth quarter of 2019. The $50.71 million increase in net interest income occurred because total interest income increased $25.05 million while total interest expense decreased $25.66 million from the fourth quarter of 2019.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the fourth quarter of 2020 was $193.03 million, an increase of $50.90 million or 35.81% from the fourth quarter of 2019. Average earning assets for the fourth quarter of 2020 increased $5.96 billion or 34.71% from the fourth quarter of 2019 due to a $4.39 billion or 31.62% increase in average net loans, including loans held for sale, a $1.17 billion or 196.68% increase in average short-term investments and a $395.05 million or 14.72% increase in average investment securities. For the quarters ended December 31, 2020 and 2019, the provision for loan and lease losses was $16.75 million and $5.87 million, respectively. The increase in the provision in relation to the prior year quarter was driven by the impact from the reasonable and supportable forecasts of future macroeconomic conditions used in the estimation of expected credit losses adversely impacted by the
COVID-19
pandemic under CECL. Noninterest income for the fourth quarter of 2020 was $94.08 million, which was an increase of $56.84 million or 152.62% from the fourth quarter of 2019. The higher amount of noninterest income was due mainly to a rise of $53.25 million in income from mortgage banking activities due to an elevated volume of mortgage loan originations and sales in the secondary market and the acquisition of Carolina Financial, in particular, the acquisition of its mortgage banking subsidiary, Crescent. Noninterest expense for the fourth quarter of 2020 was $156.12 million, an increase of $59.22 million or 61.11% from the fourth quarter of 2019. In particular, employee compensation increased $32.60 million due mainly due to the Carolina Financial acquisition as well as due to higher employee incentives and commissions expense mainly related to higher mortgage banking production. Additionally, noninterest expense increased from the fourth quarter of 2019 due to a $10.79 million increase in other expense, a $3.36 million increase in mortgage loan servicing expense and impairment, a $2.98 million increase in employee benefits, a $2.87 million increase in equipment expense, and a $2.25 million increase in net occupancy expense. Within other expense, the largest drivers of the increase included an increase in the expense for the reserve for unfunded commitments of $3.33 million and an increase in the amortization of income tax credits of $1.89 million.
Additional quarterly financial data for 2020 and 2019 may be found in Note Z, Notes to Consolidated Financial Statements.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs. See Notes L and M, Notes to Consolidated Financial Statements.
Cash flows provided by operations in 2020 were $140.45 million due mainly to net income of $289.02 million for the year of 2020. In 2019, cash flows provided by operations were $151.97 million due mainly to net income of $260.10 million for the year of 2019. In 2020, net cash of $137.59 million was provided by investing activities which was primarily due to net cash of $629.11 million provided in the acquisition of Carolina Financial and $123.00 million of proceeds from sales of investment securities over purchases. Partially offsetting these cash inflows from investing activities was loan growth of $619.98 million, mainly from the PPP loans. In 2019, net cash of $383.32 million was used in investing activities which was primarily due to net purchases of $100.09 million in investment securities and net growth of $285.25 million in loans. During the year of 2020, net cash of $1.09 billion was provided by financing activities due primarily to net growth of $2.86 billion in deposits. This source of cash from funding activities was partially offset by net repayment of $232.35 million in short-term borrowings, net repayment of $1.35 billion in long-term FHLB advances and cash dividends paid of $162.71 million for year of 2020. During the year of 2019, net cash of $48.45 million was provided by financing activities due primarily to net increases of $340.00 million and $23.33 million in long-term and short-term borrowings, respectively. Partially offsetting this source of cash from financing activities was the payment of cash dividends in the amount of $138.94 million, a net withdrawal of $141.54 million in deposits and the acquisition of treasury stock for $35.67 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $1.37 billion for the year of 2020 as compared to a decrease in cash and cash equivalents of $182.90 million for the year of 2019. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.
United enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not notional value on the consolidated balance sheet and therefore do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note S, Notes to Consolidated Financial Statements.
United is also a party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. United’s maximum exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for the loan commitments and standby letters of credit is the contractual or notional amount of those instruments. United uses the same policies in making commitments and conditional obligations as it does for on-balance
sheet instruments. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The following table details the amounts of significant commitments and letters of credit as of December 31, 2020:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$688,670
Credit card and personal revolving lines	130,804
Commercial	4,911,402

Total unused commitments	$5,730,876

Financial standby letters of credit	$58,108
Performance standby letters of credit	76,807
Commercial letters of credit	5,092

Total letters of credit	$140,007

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note R, Notes to Consolidated Financial Statements.
United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes L and M to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under lines of credit.
The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.55% at December 31, 2020 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.30%, 13.30% and 10.34%, respectively. The December 31, 2020 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.30 billion at December 31, 2020, increasing $933.79 million or 27.76% from year-end
2019 as a result of the Carolina Financial acquisition. Common stock increased $70.79 million or 26.84% due to 28,031,501 shares issued in the Carolina Financial acquisition. Surplus increased $754.30 million or 35.24% mainly due to the Carolina Financial acquisition. In addition, United retained $117.15 million in net earnings partially offset by a cumulative effective adjustment of $44.33 million recognized in retained earnings for the adoption of ASU
2016-13
by United on January 1, 2020. Accumulated other comprehensive income increased $57.24 million due mainly to an after-tax
increase of $56.54 million in the fair value of available for sale securities. Treasury stock increased $21.35 million or 15.50% due to the repurchase of 660,000 shares of United common stock under a stock repurchase plan approved by United’s Board of directors in November of 2019.
United’s equity to assets ratio was 16.41% at December 31, 2020 as compared to 17.11% at December 31, 2019. The primary capital ratio, capital and reserves to total assets and reserves, was 17.22% at December 31, 2020 as compared to 17.44% at December 31, 2019. United’s average equity to average asset ratio was 16.39% at December 31, 2020 as compared to 17.13% at December 31, 2019. All of these financial measurements reflect a financially sound position.
During the fourth quarter of 2020, United’s Board of Directors declared a cash dividend of $0.35 per share. Dividends per share of $1.40 for the year of 2020 represented an increase over the $1.37 per share paid for 2019. Total cash dividends declared to common shareholders were $171.88 million for the year of 2020 as compared to $139.51 million for the year of 2019. The year 2020 was the forty-seventh consecutive year of dividend increases to United shareholders.
The following table shows selected consolidated operating and capital ratios for each of the last three years ended December 31:

	2020	2019	2018
Return on average assets	1.20%	1.34%	1.36%
Return on average equity	7.30%	7.80%	7.84%
Dividend payout ratio	59.47%	53.64%	55.24%
Average equity to average assets ratio	16.39%	17.13%	17.34%

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year
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
The following table shows United’s estimated earnings sensitivity profile as of December 31, 2020 and December 31, 2019:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2020	December 31, 2019
+200	(4.32%)	(2.37%)
+100	(2.61%)	(1.09%)
-100	0.03%	0.86%
-200	(0.05%)	(1.34%)
At December 31, 2020, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 2.61% over one year as compared to a decrease of 1.09% at December 31, 2019. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 4.32% over one year as of December 31, 2020, as compared to a decrease of 2.37% as of December 31, 2019. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.03% over one year as of December 31, 2020 as compared to an increase of 0.86%, over one year as of December 31, 2019. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.05% over one year as of December 31, 2020 as compared to a decrease of 1.34% over one year as of December 31, 2019.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.24% in year two as of December 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.80% in year two as of December 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.16% in year two as of December 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.32% in year two as of December 31, 2020.
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
At December 31, 2020, United’s mortgage related securities portfolio had an amortized cost of $1.6 billion, of which approximately $599.5 million or 38% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay
and accretion directed (“VADMs”) bonds having an average life of approximately 2.4 years and a weighted average yield of 2.17%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.2 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 8.18%, or less than the price decline of a
4-year
treasury note. By comparison, the price decline of a
30-year
2.50% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 16.3%.
United had approximately $593.5 million in fixed rate balloon and Commercial Mortgage Backed Securities with a projected yield of 2.23% and a projected average life of 5 years on December 31, 2020. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 7.9 years.

United had approximately $22.5 million in
15-year
mortgage backed securities with a projected yield of 1.99% and a projected average life of 2.4 years as of December 31, 2020. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (“WALA”) of 7.8 years and a weighted average maturity (“WAM”) of 8.2 years.
United had approximately $150.1 million in
20-year
mortgage backed securities with a projected yield of 1.32% and a projected average life of 3.4 years on December 31, 2020. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (“WALA”) of 1.7 years and a weighted average maturity (“WAM”) of 18.3 years.
United had approximately $120.5 million in
30-year
mortgage backed securities with a projected yield of 2.28% and a projected average life of 3.4 years on December 31, 2020. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (“WALA”) of 5.3 years and a weighted average maturity (“WAM”) of 21.7 years.
The remaining 5% of the mortgage related securities portfolio on December 31, 2020, included
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of United Bankshares, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules
13a-15(f)
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc
.
and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019,
and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

March 1, 2021

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes A, E and F to the consolidated financial statements, the Company changed its method of accounting for credit losses as of January 1, 2020. As explained below, auditing the company’s allowance for credit losses, including the adoption of the new accounting standard for credit losses was a critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Description of the Matter
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments and recorded an increase in the allowance for loan losses (ALL) of $57.4 million. The Company’s loan portfolio totaled $17.6 billion as of December 31, 2020, and the associated ALL for the loan portfolio was $235.8 million. As discussed in Notes A, E and F to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to the allowance for past events, current conditions and reasonable and supportable forecasts that have not been fully captured in the allowance calculation.

How We Addressed the Matter in Our Audit
Auditing management’s estimate used in determining the ALL for the loan portfolio involved a high degree of subjectivity in evaluating management’s determination of the forecast selection used to derive the reasonable and supportable forecast qualitative adjustment.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process for the loan portfolio. Controls tested included, among others, those over the risk rating process, the identification of indicators of impairment, management’s review and approval of the calculations used to determine the ALL, including the underlying data and data inputs and outputs of those calculations, and management’s evaluation and review of the qualitative adjustments, including the reasonable and supportable forecast qualitative adjustment.

To test the Company’s reasonable and supportable qualitative adjustment for the loan portfolio, we tested the underlying data used in the estimate calculation to determine it was accurate, complete and relevant. Further, we evaluated management’s basis for the adjustment in relation to changes in economic conditions and forecasts. Our procedures included evaluating management’s inputs and assumptions used in determining the qualitative adjustment by comparing the information to internal and external source data including, among others, the economic forecasts utilized by the Company and third-party economic outlook reports. We involved our internal modeling specialists in evaluating the model methodology, performance and governance. In addition, we evaluated the overall ALL amount, inclusive of the qualitative adjustments, and whether the amount appropriately reflects losses expected in the loan portfolios as of the consolidated balance sheet date. For example, we evaluated the Company’s analysis of their historical loss experience and peer losses to the Company’s recorded ALL to test the ALL in totality. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

Accounting for Acquisitions

Description of the Matter
During 2020, the Company completed the acquisition of Carolina Financial Corporation (CARO) for consideration of $817.9 million, as disclosed in Note B to the consolidated financial statements. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the acquisition of CARO was complex due to the significant estimation required by management to determine the fair value of the net loans and leases acquired of $3.2 billion. The Company determined the fair value of the acquired loans and leases by estimating the principal and interest cash flows expected to be collected on the loans and leases and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value including expected credit losses, the prevailing market interest rates for comparable assets and liquidity from the perspective of a market participant. The significant estimation was primarily due to the judgement applied by the Company in determining the discount and loss rates used to calculate the expected cash flows for acquired loans and leases to establish the acquisition date fair value. These factors are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired. We also tested management’s review of significant assumptions used in the valuation models.

To test the estimated fair value of the loans and leases acquired, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates. For example, when evaluating the discount and loss rates noted above, we compared the factors to current industry, market and economic information in addition to factors used in historical acquisitions. We involved our valuation specialists to assist with the evaluation of the methodology used by the Company and factors included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
Charleston, West Virginia
March 1, 2021

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2020	2019
Assets
Cash and due from banks	$297,369	$185,238
Interest-bearing deposits with other bank s	1,910,876	651,435
Federal funds sold	823	820

Total cash and cash equivalents	2,209,068	837,493
Securities available for sale at estimated fair value (amortized cost-$2,868,346 at December 31, 2020 and $2,426,924 at December 31, 2019, allowance for credit losses of $0 at December 31, 2020)	2,953,359	2,437,296
Securities held to maturity, net of allowance for credit losses of $23 at December 31, 2020 (estimated fair value-$1,212 at December 31, 2020 and $1,447 at December 31, 2019)	1,212	1,446
Equity securities at estimated fair value	10,718	8,894
Other investment securities	220,895	222,161
Loans held for sale (at fair value-$698,341 at December 31, 2020 and $384,375 at December 31, 2019)	718,937	387,514
Loans and leases	17,622,583	13,713,548
Less: Unearned income	(31,170)	(1,419)

Loans and leases, net of unearned income	17,591,413	13,712,129
Less: Allowance for loan and lease losses	(235,830)	(77,057)

Net loans and leases	17,355,583	13,635,072
Bank premises and equipment	175,824	96,644
Operating lease right-of-use assets	69,520	57,783
Goodwill	1,796,848	1,478,014
Mortgage servicing rights, net of valuation allowance of $1,383 at December 31, 2020	20,955	0
Accrued interest receivable, net of allowance for credit losses of $250 at December 31, 2020	66,832	58,085
Other assets	584,496	441,922

TOTAL ASSETS	$26,184,247	$19,662,324

Liabilities
Deposits:
Noninterest-bearing	$7,405,260	$4,621,362
Interest-bearing	13,179,900	9,231,059

Total deposits	20,585,160	13,852,421
Borrowings:
Securities sold under agreements to repurchase	142,300	124,654
Federal Home Loan Bank (“FHLB”) borrowings	584,532	1,851,865
Other long-term borrowings	279,837	236,164
Reserve for lending-related commitments	19,250	1,733
Operating lease liabilities	73,213	61,342
Accrued expenses and other liabilities	202,335	170,312

TOTAL LIABILITIES	21,886,627	16,298,491

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-133,809,374 and 105,494,290 at December 31, 2020 and December 31, 2019, respectively, including 4,620,867 and 3,940,619 shares in treasury at December 31, 2020 and December 31, 2019, respectively	334,523	263,736
Surplus	2,894,471	2,140,175
Retained earnings	1,205,395	1,132,579
Accumulated other comprehensive gain (loss)	22,370	(34,869)
Treasury stock, at cost	(159,139)	(137,788)

TOTAL SHAREHOLDERS’ EQUITY	4,297,620	3,363,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,184,247	$19,662,324

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2020	2019	2018
Interest income
Interest and fees on loans and leases	$721,829	$666,950	$636,720
Interest on federal funds sold and other short-term investments	9,780	21,338	19,268
Interest and dividends on securities:
Taxable	61,808	70,789	56,273
Tax-exempt	4,965	3,485	5,454

Total interest income	798,382	762,562	717,715
Interest expense
Interest on deposits	78,579	135,649	91,507
Interest on short-term borrowings	1,027	2,347	2,245
Interest on long-term borrowings	29,003	46,644	35,318

Total interest expense	108,609	184,640	129,070

Net interest income	689,773	577,922	588,645
Provision for credit losses	106,562	21,313	22,013

Net interest income after provision for credit losses	583,211	556,609	566,632
Other income
Fees from trust services	13,903	13,873	12,930
Fees from brokerage services	11,758	10,136	9,347
Fees from deposit services	34,833	33,768	33,973
Bankcard fees and merchant discounts	4,066	4,674	5,168
Other service charges, commissions, and fees	2,596	2,241	2,228
Income from bank-owned life insurance	7,217	7,339	5,045
Income from mortgage banking activities	266,094	76,951	58,109
Mortgage loan servicing income	6,213	0	0
Net gain on the sale of bank premises	2,229	0	2,763
Net investment securities gains (losses)	3,155	175	(2,618)
Other income	2,682	1,327	1,767

Total other income	354,746	150,484	128,712
Other expense
Employee compensation	274,661	173,962	164,468
Employee benefits	48,870	35,745	36,172
Net occupancy expense	41,303	34,850	36,462
Other real estate owned (OREO) expense	5,748	5,336	3,444
Equipment expense	20,861	14,210	13,846
Data processing expense	35,420	22,232	23,800
Mortgage loan servicing expense and impairment	9,431	423	271
Bankcard processing expense	1,735	1,877	1,971
FDIC insurance expense	10,132	8,070	11,464
FHLB prepayment penalties	10,385	5,105	0
Other expense	119,671	80,844	76,281

Total other expense	578,217	382,654	368,179

Income before income taxes	359,740	324,439	327,165
Income taxes	70,717	64,340	70,823

Net income	$289,023	$260,099	$256,342

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2020	2019	2018
Earnings per common share:
Basic	$2.40	$2.55	$2.46

Diluted	$2.40	$2.55	$2.45

Dividends per common share	$1.40	$1.37	$1.36

Average outstanding shares:
Basic	120,017,247	101,585,599	104,015,976
Diluted	120,090,232	101,852,577	104,298,825
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2020	2019	2018

Net income	$289,023	$260,099	$256,342

Change in net unrealized gain (loss) on available-for-sale (“AFS”) securities, net of tax	57,249	26,245	(9,015)
Accretion of the net unrealized loss on the transfer of AFS securities to held-to-maturity (“HTM”) securities, net of tax	0	0	6
Change in net unrealized gain on cash flow hedge, net of tax	3,358	0	0
Change in defined benefit pension plan, net of tax	(3,368)	(4,145)	504

Comprehensive income, net of tax	$346,262	$282,199	$247,837

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2018	105,069,821	$262,675	$2,129,077	$891,816	$(42,025)	$(1,013)	$3,240,530
Cumulative effect of adopting Accounting Standard Update 2016-01	0	0	0	136	(136)	0	0
Reclass due to adopting Ac c ounting Standard Update 2018-02	0	0	0	6,353	(6,353)	0	0
Comprehensive income:
Net income	0	0	0	256,342	0	0	256,342
Other comprehensive income, net of tax	0	0	0	0	(8,505)	0	(8,505)

Total comprehensive income, net of tax							247,837
Stock based compensation expense	0	0	4,073	0	0	0	4,073
Purchase of treasury stock (2,880,855 shares)	0	0	0	0	0	(100,724)	(100,724)
Distribution of treasury stock for deferred compensation plan (31 shares)	0	0	0	0	0	1	1
Cash dividends ($1.36 per share)	0	0	0	(141,610)	0	0	(141,610)
Grant of restricted stock (97,004 shares)	97,004	243	(243)	0	0	0	0
Forfeiture of restricted stock (5,636 shares)	0	0	218	0	0	(218)	0
Common stock options exercised (72,296 shares)	72,296	180	1,337	0	0	0	1,517

Balance at December 31, 2018	105,239,121	263,098	2,134,462	1,013,037	(57,019)	(101,954)	3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income:
Net income	0	0	0	260,099	0	0	260,099
Other comprehensive income, net of tax	0	0	0	0	22,100	0	22,100

Total comprehensive income, net of tax							282,199
Stock based compensation expense	0	0	4,914	0	0	0	4,914
Purchase of treasury stock (1,020,864 shares)	0	0	0	0	0	(35,673)	(35,673)
Distribution of treasury stock for deferred compensation plan (27 shares)	0	0	0	0	0	1	1
Cash dividends ($1.37 per share)	0	0	0	(139,508)	0	0	(139,508)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Forfeiture of restricted stock (4,149 shares)	0	0	162	0	0	(162)	0
Common stock options exercised (128,742 shares)	128,742	322	953	0	0	0	1,275

Balance at December 31, 2019	105,494,290	263,736	2,140,175	1,132,579	(34,869)	(137,788)	3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	289,023	0	0	289,023
Other comprehensive income, net of tax	0	0	0	0	57,239	0	57,239

Total comprehensive income, net of tax							346,262
Stock based compensation expense	0	0	5,980	0	0	0	5,980
Acquisition of Carolina Financial Corporation (28,031,501 shares)	28,031,501	70,079	747,751	0	0	0	817,830
Purchase of treasury stock (679,331 shares)	0	0	0	0	0	(21,317)	(21,317)
Distribution of treasury stock for deferred compensation plan (29 shares)	0	0	0	0	0	1	1
Cash dividends ($1.40 per share)	0	0	0	(171,876)	0	0	(171,876)
Grant of restricted stock (182,847 shares)	182,847	457	(457)	0	0	0	0
Forfeiture of restricted stock (946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised (100,736 shares)	100,736	251	987	0	0	0	1,238

Balance at December 31, 2020	$133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$289,023	$260,099	$256,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	106,562	21,313	22,013
Amortization and accretion	(29,900)	(29,771)	(31,316)
Loss (Gain) on sales of bank premises, OREO, leases and equipment	1,214	294	(2,079)
Write-downs on bank premises, OREO, leases and equipment	3,803	3,618	1,307
Depreciation	13,464	9.329	10,255
(Gain) loss on securities	(3,155)	(175)	2,618
Loans originated for sale	(6,528,080)	(2,574,434)	(1,994,707)
Proceeds from sales of loans	6,528,508	2,513,717	2,041,508
Gain on sales of loans	(266,094)	(76,951)	(58,109)
Mortgage repurchase loan losses paid, net of recoveries	(888)	0	(59)
Stock-based compensation	5,980	4,914	4,073
Excess tax benefits from stock-based compensation arrangements	351	223	158
Deferred income tax (benefit) expense	(174)	14,205	9,353
Amortization of tax credit investments	9,950	4,271	1,502
Originations of mortgage servicing rights	(7,310)	0	0
Impairment of mortgage servicing rights	1,383	0	0
Increase in cash surrender value of bank-owned life insurance policies	(5,959)	(1,458)	(5,045)
Contribution to pension plan	(20,000)	0	(7,000)
Amortization of net periodic pension costs	3,004	3,635	2,566
Changes in:
Loans held for sale	0	0	27,417
Interest receivable	1,106	2,512	(7,782)
Other assets	46,267	(23,449)	11,824
Accrued expenses and other liabilities	(8,608)	20,073	9,196

NET CASH PROVIDED BY OPERATING ACTIVITIES	140,447	151,965	294,035

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	211	7,000	328
Proceeds from sales of securities available for sale	192,085	374,764	171,202
Proceeds from maturities and calls of securities available for sale	515,983	337,793	270,754
Purchases of securities available for sale	(596,923)	(771,290)	(917,907)
Proceeds from sales of equity securities	1,650	2,011	2,005
Purchases of equity securities	(1,379)	(895)	(657)
Proceeds from sales and redemptions of other investment securities	148,766	80,270	36,358
Purchases of other investment securities	(137,395)	(129,747)	(57,154)
Redemption of bank-owned life insurance policies	5,729	2,829	0
Purchases of bank premises and equipment	(19,025)	(11,083)	(5,776)
Proceeds from sales of bank premises and equipment	4,354	251	8,397
Acquisition of Carolina Financial Corporation, net of cash paid	629,107	0	0
Proceeds from sales of OREO properties	14,398	10,026	10,816
Net change in loans and leases	(619,976)	(285,248)	(391,381)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	137,585	(383,319)	(873,015)

FINANCING ACTIVITIES
Cash dividends paid	(162,713)	(138,939)	(142,350)
Acquisition of treasury stock	(21,317)	(35,673)	(100,724)
Proceeds from exercise of stock options	1,241	1,272	1,500
Distribution of treasury stock for deferred compensation plan	1	1	1
Repayment of long-term Federal Home Loan Bank borrowings	(1,847,000)	(1,135,000)	(755,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	1,475,000	950,000
Repayment of trust preferred issuance	0	0	(9,374)
Changes in:
Time deposits	584,175	28,408	(293,184)
Other deposits	2,271,510	(169,945)	458,600
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(232,354)	23,327	(176,260)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,093,543	48,451	(66,791)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,371,575	(182,903)	(645,771)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	837,493	1,020,396	1,666,167

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,209,068	$837,493	$1,020,396

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2020	2019	2018
Supplemental information
Cash paid for:

Interest on deposits and borrowed funds	$115,347	$182,549	$124,679
Income taxes	65,378	56,459	55,336
Noncash investing activities:
Transfers of loans to OREO	28,038	13,185	1,840
Transfers of held to maturity debt securities to available for sale debt securities	0	11,544	0
Acquisition of Carolina Financial:
Assets acquired, net of cash	4,172,611	0	0
Liabilities assumed	4,302,722	0	0
Goodwill	318,834	0	0
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2020
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
United Bankshares, Inc. (“United”, the “Company”) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market now also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). United considers all of the above locations to be the primary market areas for the business of its banking and mortgage banking subsidiaries.
Operating Segments:
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of banking products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), indirectly owned subsidiaries of United. In addition, United through its mortgage banking subsidiary, Crescent, may retain the rights to service a portion of the loans sold in the third-party market, as part of its mortgage banking activities, for which United receives service fee income. In addition, at certain times United may purchase rights to service from third parties. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
Basis of Presentation:
The consolidated financial statements and the notes to consolidated financial statements include the accounts of United and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.
United determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. United consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements.

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2020 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.
The Company has evaluated events and transactions subsequent to December 31, 2020 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.
Cash and Cash Equivalents:
United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.
Debt securities
: The Company accounts for debt securities in two categories:
held-to-maturity
(“HTM”) and
available-for-sale
(“AFS”). Premiums and discounts on debt securities are deferred and recognized into income over the contractual life of the asset using the effective interest method.
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2020, United considers its HTM debt securities portfolio to be immaterial.
AFS securities are accounted for at fair value. Gains and losses realized on the sale of these securities are accounted for based on the specific identification method. Unrealized gains and losses for AFS securities are excluded from earnings and reported net of the related tax effect in the accumulated other comprehensive income component of shareholders’ equity.
Allowance for Credit Losses (HTM Debt Securities)
: For
held-to-maturity
debt securities, the Company is required to utilize a current expected credit losses (“CECL”)
methodology to estimate expected credit losses. As of December 31, 2020, the Company recorded an allowance for credit losses of $23,000 on its HTM debt securities portfolio.
Allowance for Credit Losses (AFS Debt Securities)
: The impairment model for
available-for-sale
(“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC Topic 326, “Financial Instruments – Credit Losses” replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2020, the Company determined that the unrealized loss positions in AFS securities were no
t the result of credit losses, and therefore, an allowance for credit losses was not recorded.

Equity securities:
Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized in Net investment securities gains (losses) in the Consolidated Statements of Income.
Other investment securities:
Certain security investments such as Federal Reserve Bank stock and Federal Home Loan Bank stock that do not have readily determinable fair values
(non-marketable)
are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Other income in the Consolidated Statements of Income.
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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income. Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $76,064,000, $39,026,000, and $44,547,000, for the years of 2020, 2019 and 2018, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted and there is deterioration in the financial condition of the borrower. A loan classified as a TDR will generally retain such classification until the loan is paid in full. However, a one-to-four-family
residential mortgage TDR loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the TDR classification. Interest income on TDRs is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months
.
TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans and leases with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or the reduction of accrued interest or any other concessionary type of renegotiated debt. Under United’s current loan policy, a loan is not recognized as a TDR until it becomes probable that the loan will be a TDR. In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP.
Loans Acquired Through Transfer:
Acquired loans are recorded at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. Certain purchased loans are individually evaluated while certain purchased loans are grouped together according to similar risk characteristics and are treated in the aggregate when applying various valuation techniques. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.
Prior to January 1, 2020, loans acquired in a business combination that had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered purchased credit impaired (“PCI”). PCI loans were individually evaluated and recorded at fair value at the date of acquisition with no initial valuation allowance based on a discounted cash flow methodology that considered various factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting the Company’s assessment of risk inherent in the cash flow estimates. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” was recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” were not recognized on the balance sheet and did not result in any yield adjustments, loss accruals or valuation allowances. Increases in expected cash flows, including prepayments, subsequent to the initial investment were recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows were recognized as impairment. Valuation allowances on PCI loans reflected only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately were not to be received).
Subsequent to January 1, 2020, loans acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair values to establish the initial amortized cost basis of the PCD loans. As the initial allowance for credit losses is added to the purchase price, there is no credit loss expense recognized upon acquisition of a PCD loan. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors and results in a discount or premium. Discounts and premiums are recognized through interest income on a level-yield method over the life of the loans. All loans and leases considered to be PCI prior to January 1, 2020 were converted to PCD on that date.
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
For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans.
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

Allowance for Loan and Lease Losses:
On January 1, 2020, the Company adopted FASB ASU
2016-13,
Financial Instruments - Credit Losses (Topic 326), so the allowance calculation is based on the CECL methodology. Prior to January 1, 2020, the calculation was based on the incurred loss methodology. The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognized as a deduction from the allowance for loan losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
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
United pools its loans and leases based on similar risk characteristics in estimating expected credit losses. United has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

•	Method: Probability of Default/Loss Given Default (PD/LGD)
➢	Commercial Real Estate Owner-Occupied
➢	Commercial Real Estate Nonowner-Occupied
➢	Commercial Other
•	Method: Cohort
➢	Residential Real Estate
➢	Construction & Land Development
➢	Consumer
➢	Bankcard
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
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, but may also include other non-performing
loans or TDRs, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans. In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a loan expected to be classified as a TDR.
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

For past loans and leases acquired through the completion of a transfer, including loans and leases acquired in a business combination, that had evidence of deterioration of credit quality since origination (“PCI”) and accounted for under ASC Topic 310, an entity did not have to reassess whether any loans and leases previously accounted for as PCI meet the definition of purchased credit deteriorated (“PCD”) loans and leases upon adoption of ASC Topic 326. Any changes in the allowance for credit losses for these loans and leases were accounted for as an adjustment to the loan’s amortized cost basis and not as a cumulative-effect adjustment to an entity’s beginning retained earnings.
Non-PCI
loans and leases are now classified as
non-PCD
loans and leases with the adoption of ASC Topic 326. In accordance with ASC Topic 326 guidance, United calculated a PCD rate adjustment for all PCD loans and leases at adoption. Such adjustment created a discount
balance for any excess amount not deemed to be credit-related between the PCD recorded balance at the adoption date and the contractual principal and interest balances outstanding.
At the acquisition date, an initial allowance for expected credit losses is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans. For allowance for credit losses under ASC Topic 326 calculation purposes, United includes its acquired loans and leases in their relevant pool unless they meet the criteria for specific review.
Prior to January 1, 2020, the allowance for loan losses calculation as well as the provision for loan losses was based on the incurred loss methodology. Under the incurred loss model, management estimated the losses on loans and leases when it was “probable” that the Company had already incurred losses based on information available at that time. Once a loss was probable, then the expected value of the estimated loss given default was calculated and incorporated into the allowance.
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
Other Real Estate Owned
: At December 31, 2020 and 2019, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $22,595,000 and $15,515,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2020, there was no recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process as compared to $890,000 at December 31, 2019.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to ten-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $6,605,000, $7,016,000, and $8,039,000, in 2020, 2019, and 2018, respectively, related to all intangible assets.
Goodwill and intangible assets with indefinite lives (such as a trade name intangible) are not amortized, but are tested for impairment at least annually or sooner if indicators of impairment exist. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually or as indicators of impairment are identified. Based on the most recent goodwill impairment test, no impairment was noted. As of December 31, 2020, and 2019, total goodwill approximated $1,796,848,000 and $1,478,014,000, respectively.
Mortgage Servicing Rights, Fees and Costs:
The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“MSRs”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market using the amortization method.
MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

The Company evaluates potential impairment of MSRs based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics. If impairment exists, a valuation allowance is established for any excess of amortized cost over the current estimated fair value by a charge to income. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.
Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal national Mortgage Association (“FNMA”), the Federal home loan Mortgage Corporation (“FHLMC”), Government national Mortgage Association (“GNMA”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded in noninterest income. Amortization of MSRs and mortgage servicing costs are charged to expense when incurred.
Accrued interest receivable
:
Upon adoption of ASC Topic 326, the Company made the following elections regarding accrued interest receivable (“AIR”):

•	Presenting accrued interest receivable balances separately from their underlying instruments within the consolidated statements of financial condition.
•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables from related disclosure requirements.
•	Continuing our policy to write off accrued interest receivable by reversing interest income in cases where the Company does not reasonably expect to receive payment.
•
Generally, not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. However, due to loan interest payment deferrals on certain loans and leases granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $250,000 for accrued interest receivables not expected to be collected as of December 31, 2020.

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
Bankcard Fees and Merchant Discounts
Bankcard fees and merchant discounts are primarily comprised of credit card income and merchant services income. Credit card income is primarily comprised of interchange fees earned whenever the Company’s credit cards are processed through card payment networks such as Visa. Merchant services income mainly represents fees charged to merchants to process their credit card transactions. The Company’s performance obligation for bankcard fees and interchange are largely satisfied, and related revenue recognized at the time services are rendered. Payment is typically received immediately or in the following month.
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $5,611,000, $5,082,000, and $4,643,000, for the years of 2020, 2019, and 2018, respectively.
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
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to accumulated other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to accumulated other comprehensive income, net of tax and reclassified into earnings in the same line associated with the forecasted transaction when the forecasted transaction affects earnings. Prior to 2019, any ineffective portion of a cash flow hedge was recognized immediately in earnings

At inception of a hedge relationship, United formally documents the hedged item, the particular risk management objective, the nature of the risk being hedged, the derivative being used, how effectiveness of the hedge will be assessed and how the ineffectiveness of the hedge will be measured. United also assesses hedge effectiveness at inception and on an ongoing basis using regression analysis. Hedge ineffectiveness is measured by using the change in fair value method. The change in fair value method compares the change in the fair value of the hedging derivative to the change in the fair value of the hedged exposure, attributable to changes in the benchmark rate.
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
Off-balance-sheet
credit exposures
:
United maintains a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. United estimates expected credit losses over the contractual period in which United is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by United. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed previously related to the loans and leases receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. Adjustments to the reserve for lending-related commitments on off-balance
sheet credit exposures is recorded as other expense in the consolidated statements of income. The reserve for lending-related commitments is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses on loans and leases.
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
Stock-based compensation expense was $5,980,000 in 2020, $4,914,000 in 2019, and $4,073,000 in 2018.

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
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2020	2019	2018

Distributed earnings allocated to common stock	$171,403	$139,167	$141,336
Undistributed earnings allocated to common stock	116,879	120,337	114,542

Net earnings allocated to common shareholders	$288,282	$259,504	$255,878

Average common shares outstanding	120,017,247	101,585,599	104,015,976
Dilutive effect of stock compensation	72,985	266,978	282,849

Average diluted shares outstanding	120,090,232	101,852,577	104,298,825

Earnings per basic common share	$2.40	$2.55	$2.46
Earnings per diluted common share	$2.40	$2.55	$2.45

Fair Value Measurements
: United determines the fair values of its financial instruments based on the fair value hierarchy est
a
blished in ASC Topic 820, which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
Recent Accounting Pronouncements
:
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt – Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic
815-40).”
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
In March 2020, the FASB issued ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” ASU
No. 2020-04
is effective for public business entities on March 12, 2020 through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU
No. 2020-04
and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
In February 2020, FASB issued ASU
No. 2020-03,
“Codification Improvements to Financial Instruments.” This update makes narrow-scope changes that are intended to improve the board’s standards for financial instruments accounting, including the credit losses standard issued in 2016, as part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. ASU
No. 2020-03
was effective for public business entities upon issuance of this final update in March 2020. ASU
No. 2020-03
did not have a material impact on the Company’s financial condition or results of operations.
In January 2020, the FASB issued ASU
No. 2020-01,
“Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance addresses accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ASU
No. 2020-01
is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU
No. 2020-01
was adopted by United on January 1, 2021. The adoption did not have a material impact on the Company’s financial condition or results of operations
In November 2019, the FASB issued ASU
No. 2019-08,
“Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer.” ASU
No. 2019-08
requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718, Compensation—Stock Compensation. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. ASU
No. 2019-08
was adopted by United on January 1, 2020. The adoption did not have a material impact on the Company’s financial condition or results of operations.

In April 2019, the FASB issued ASU
No. 2019-04,
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
No. 2018-14,
“Compensation – Retirement Benefits - Defined Benefits – General (Topic
715-20):
Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” This update amends ASC Topic 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other post retirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project, which the FASB launched in 2014 to improve effectiveness of disclosures in notes to financial statements. ASU
No. 2018-14
is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. ASU
No. 2018-14
was adopted by United on January 1, 2021. The adoption did not have a material impact on the Company’s financial condition or results of operations.
In August 2018, the FASB issued ASU
No. 2018-13,
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
No. 2018-07,
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
In August 2017
, the FASB issued ASU
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
In June 2016, the FASB issued ASU
No. 2016-13,
“Financial Instruments – Credit Losses.” ASU
No. 2016-13
changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost and requires entities to record allowances for available for sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment (OTTI) model. ASU
No. 2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans and leases. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. United engaged a third-party service provider to assist with the implementation of the new accounting standard. ASU
No. 2016-13
was adopted by United on January 1, 2020 using a modified retrospective approach. At the January 1, 2020 date of adoption, based on forecasts of macroeconomic conditions and exposures at that time, the aggregate impact to United was a net increase to the allowance for credit losses of $57,442,000 and a decrease to retained earnings of $44,331,000, with the difference being an adjustment to deferred tax assets. United has elected to phase-in
the impact to

retained earnings using a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the coronavirus
(COVID-19)
pandemic, to delay for two years the full impact of ASU
No. 2016-13
on regulatory capital, followed by a three-year transition period. The adoption of ASU
No. 2016-13
had an insignificant impact on the Company’s held to maturity and available for sale securities portfolios.
In February 2016
, the FASB issued ASU
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
No. 2018-10
“Codification Improvements to ASC Topic 842, Leases.” This update includes narrow amendments to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU
2018-10
does not make any substantive changes to the core provisions or principals of the new leases standard. United adopted the standard using the modified retrospective transition method on January 1, 2019. The Company has evaluated and has elected the practical expedients, which allows for existing leases to be accounted for consistent with current guidance, with the exception of the balance sheet recognition for lessees. Adoption of the standard resulted in the recognition of additional net lease assets and lease liabilities of $
67,040,000
and $
70,692,000
, respectively, as of January 1, 2019. Of the difference between these two amounts, $
1,049,000
was recorded as an adjustment to retained earnings.
NOTE B—MERGERS AND ACQUISITIONS
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
Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta, Georgia. As a result of the Bank Merger, Crescent is now a wholly-owned subsidiary of United Bank. For the years of 2020 and 2019, United recorded acquisition-related costs of $54,240,000 and $589,000, respectively.
The Merger

was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial are included in the consolidated results of operations from the Acquisition Date. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. Carolina Financial had banking locations in North Carolina and South Carolina. As of the Acquisition Date, Carolina Financial had $
5,005,012
,000 in total assets, $
3,292,635
,000 in loans and leases, net of unearned income and $
3,873,183
,000 in deposits.
The aggregate purchase price was approximately $817,877,000, including common stock valued at $815,997,000, stock options assumed valued at $1,833,000, and cash paid for fractional shares of $47,000. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the Crescent trade name intangible of $318,834,000, $3,408,000 and $196,000, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Carolina Financial. The core deposit intangible is expected to be amortized on an accelerated basis over ten years. The Crescent trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded preliminary fair value discounts of $47,425,000 on the loans and leases acquired, $620,000 on investment securities, $272,000 on OREO, $4,831,000 on trust preferred issuances and $135,000 on subordinated notes, respectively, and premiums of $5,908,000 on buildings acquired, $4,357,000 on land acquired, $12,818,000 on interest-bearing deposits, and $468,000 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562,000 on the loans and commitments acquired split between $19,797,000 for purchased credit deteriorated (“PCD”) loans and $30,765,000 for non-PCD
loans.
The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition.

At December 31, 2020, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of
6.00
years and
16.25
years, respectively, and the premiums on the buildings, interest-bearing deposits each had an average estimated remaining life of

31.00
years, and

4.60
years, respectively.

The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of December 31, 2020 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.
Portfolio loans and leases acquired from Carolina Financial were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD.

United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $
7,212
,000 at

Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 4.6 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 7.3 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $40,213,000. At the Acquisition Date, an initial allowance for expected credit losses of $28,948,000 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Carolina Financial as of the Acquisition Date:

(Dollars in thousands)
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

The consideration paid for Carolina Financial’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Carolina Financial Acquisition Date were as follows:

(Dollars in thousands)
Purchase price:
Value of common shares issued (28,031,501 shares)	$815,997
Fair value of stock options assumed	1,833
Cash for fractional shares	47

Total purchase price	817,877

Identifiable assets:
Cash and cash equivalents	629,154
Investment securities	580,791
Loans held for sale	65,757
Net loans and leases	3,246,940
Premises and equipment	79,127
Operating lease right-of-use asset	9,861
Crescent trade name intangible	196
Core deposit intangible	3,408
Mortgage servicing rights	20,123
Other assets	166,408

Total identifiable assets	$4,801,765

Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	33,146

Total identifiable liabilities	4,302,722

Preliminary fair value of net assets acquired including identifiable intangible assets	499,043

Preliminary resulting goodwill	$318,834

The operating results of United for the year ended December 31, 2020 include operating results of acquired assets and assumed liabilities subsequent to the Carolina Financial Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial, and Crescent provided $158,413,000 in total revenues (net interest income plus other income), and $82,829,000 in net income from the period from the Carolina Financial Acquisition Date to December 31, 2020. These amounts are included in United’s consolidated financial statements as of and for the year ended December 31, 2020. Carolina Financial’s results of operations prior to the Carolina Financial Acquisition Date are not included in United’s consolidated results of operations.

The following table presents certain unaudited pro forma information for the results
of operations for the year ended December 31, 2020 and 2019, as if the Carolina Financial merger had occurred on January 1, 2020 and 2019, respectively. These results combine the historical results of Carolina Financial into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Carolina Financial’s provision for credit losses for 2020 and 2019 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2020 and 2019. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(Dollars in thousands)	2020	2019

Total Revenues (1)	$1,095,981	$938,477
Net Income	269,032	343,444

(1)	Represents net interest income plus other income

NOTE
C—INVESTMENT
SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2020
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,804	$543	$3	$0	$66,344
State and political subdivisions	538,082	27,330	252	0	565,160
Residential mortgage-backed securities
Agency	905,230	24,134	473	0	928,891
Non-agency	21,639	137	0	0	21,776
Commercial mortgage-backed securities
Agency	644,774	31,009	638	0	675,145
Asset-backed securities	297,834	204	3,415	0	294,623
Single issue trust preferred securities	18,230	167	1,370	0	17,027
Other corporate securities	376,753	7,648	8	0	384,393

Total	$2,868,346	$91,172	$6,159	$0	$2,953,359

	December 31, 2019
		Gross	Gross	Estimated	Cumulative
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,127	$555	$6	$58,676	$0
State and political subdivisions	272,014	3,644	3,296	272,362	0
Residential mortgage-backed securities
Agency	826,857	10,923	1,246	836,534	0
Non-agency	3,429	404	0	3,833	86
Commercial mortgage-backed securities
Agency	609,461	8,319	2,807	614,973	0
Asset-backed securities	284,390	0	8,251	276,139	0
Trust preferred collateralized debt obligations	6,045	0	1,342	4,703	842
Single issue trust preferred securities	18,196	170	1,592	16,774	0
Other corporate securities	348,405	4,897	0	353,302	0

Total	$2,426,924	$28,912	$18,540	$2,437,296	$928

(1)	Non-credit related other-than-temporary impairment in accumulated other comprehensive income. Amounts are before-tax.
United has made a policy election to exclude
accrued
interest from the amortized cost basis of
available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $10,663,000 and $9,890,000 at December 31, 2020 and December 31, 2019, respectively, that is recorded in “Accrued interest receivable
.”
The following is a summary of securities available for sale which were in an unrealized loss position
at December 31, 2020 and December 31, 2019.

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$297	$3	$0	$0	$297	$3
State and political subdivisions	30,480	252	0	0	30,480	252
Residential mortgage-backed securities
Agency	131,114	467	3,867	6	134,981	473
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	83,395	638	0	0	83,395	638
Asset-backed securities	0	0	266,104	3,415	266,104	3,415
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,804	1,370	13,804	1,370
Other corporate securities	8,494	8	0	0	8,494	8

Total	$253,780	$1,368	$283,775	$4,791	$537,555	$6,159

	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2019
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,415	$6	$0	$0	$1,415	$6
State and political subdivisions	144,307	3,291	885	5	145,192	3,296
Residential mortgage-backed securities
Agency	108,072	502	71,736	744	179,808	1,246
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	173,039	2,676	45,251	131	218,290	2,807
Asset-backed securities	135,174	3,252	140,965	4,999	276,139	8,251
Trust preferred collateralized debt obligations	2,703	842	2,000	500	4,703	1,342
Single issue trust preferred securities	0	0	13,562	1,592	13,562	1,592
Other corporate securities	0	0	0	0	0	0
Total	$564,710	$10,569	$274,399	$7,971	$839,109	$18,540
The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2020	2019	2018
Proceeds from maturities, sales and calls	$708,068	$712,557	$441,956
Gross realized gains	4,618	1,542	1,594
Gross realized losses	2,116	1,445	2,364

At December 31, 2020, gross unrealized losses on available for sale securities were $6,159
,000 on 71
securities of a total portfolio of 987
available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2020 consisted primarily of asset-backed securities and single issue trust preferred securities. The asset-backed securities relate mainly to securities that are backed by Federal Family Education
Loan
Program (“FFELP”) student loan collateral which includes a minimum of a 97
% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. The single issue trust preferred securities relate to securities of financial institutions.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $538,082,000 at December 31, 2020. As of December 31, 2020, approximately 60
% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2020. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2020.

Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,550,004,000 at December 31, 2020. Of the $1,550,004,000
amount, $644,774,000
was related to agency commercial mortgage-backed securities and $905,230,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at December 31, 2020.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $21,639,000
at December 31, 2020. Of the $21,639,000, 94
% was rated AAA and 6
% was unrated. As of December 31, 2020, none
of the
non-agency
residential mortgage-backed securities were in an unrealized loss position and were therefore not considered to have credit losses.
Asset-backed securities
As of December 31, 2020, United’s asset-backed securities portfolio had a total amortized cost balance of $297,834,000
. Of the $297,834,000, 93
% was rated AA+
or better and 7
% was unrated. The majority of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97
% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Upon reviewing this portfolio for the fourth quarter of 2020, it was determined that none of the asset-backed securities
ha
d
credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2020 consisted of $11,503,000 in investment grade bonds, $978,000
in split rated bonds, and $5,749,000
in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2020, it was determined that none of the single issue trust preferred securities ha
d
credit losses.
Corporate securities
As of December 31, 2020, United’s Corporate securities portfolio had a total amortized cost balance of $376,753,000
. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $376,753,000
, 86
% was investment grade rated and 14
% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities ha
d
credit losses

at December 31, 2020.
The amortized cost and estimated fair value of securities available for sale at December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,571,643,000 and an estimated fair value of $1,625,812,000 at December 31, 2020 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$150,575	$151,651
Due after one year through five years	495,922	514,441
Due after five years through ten years	688,264	714,416
Due after ten years	1,533,585	1,572,851

Total	$2,868,346	$2,953,359

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $10,718,000 at December 31, 2020 and $8,894,000 at December 31, 2019.

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019

Net gains recognized during the period	$651	$276
Net gains recognized during the period on equity securities sold	579	133
Unrealized gains recognized during the period on equity securities still held at period end	147	177
Unrealized losses recognized during the period on equity securities still held at period end	(75)	(34)
Other investment securities
During the fourth quarter of 2020, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2020 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,942,087,000 and $1,540,717,000 at December 31, 2020 and December 31, 2019, respectively.
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized gain of $54,169,000 at December 31, 2020 and a net unrealized gain of
$15,593,000
at December 31, 2019 on all mortgage-backed securities.
The following table sets forth the maturities of all securities (based on amortized cost) at December 31, 2020, and the weighted-average yields of such securities (calculated on the basis of the cost and the effective yields weighted for the scheduled maturity of each security).

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$49,994	2.42%	$2,103	1.25%	$13,707	1.91%	$0	0.00%
States and political subdivisions (1)	1,545	4.23%	14,011	2.58%	109,611	2.74%	414,129	2.70%
Residential mortgage-backed securities
Agency	0	0.00%	13,448	2.33%	169,612	2.39%	722,170	1.94%

			After 1 But		After 5 But
(Dollars in thousands)	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Non-agency	0	0.00%	0	0.00%	0	0.00%	21,639	3.01%
Commercial mortgage-backed
Agency	41,103	2.40%	250,340	2.65%	289,452	1.78%	63,879	2.52%
Asset-backed securities	0	0.00%	0	0.00%	0	0.00%	297,834	0.89%
Single issue trust preferred securities	0	0.00%	0	0.00%	10,503	3.51%	7,727	2.48%
Other corporate securities	58,148	2.64%	216,020	1.85%	96,378	3.64%	6,227	0.01%
Equity securities	0	0.00%	0	0.00%	0	0.00%	10,718	1.03%
Other investment securities	0	0.00%	100	2.55%	1,250	2.05%	219,545	1.57%

(1)	Tax-equivalent adjustments (using a 21% federal rate) have been made in calculating yields on obligations of states and political subdivisions.
There are no securities with a single issuer, other than the U.S. government and its agencies and corporations, the book value of which in the aggregate exceeds 10% of United’s total shareholders’ equity.
NOTE D—LOANS AND LEASES
Major classes of loans and leases are as follows:

	December 31
(In thousands)	2020	2019
Commercial, financial, and agricultural
Owner-occupied	$1,622,687	$1,201,652
Nonowner-occupied	5,017,727	3,965,960
Other commercial	4,054,418	2,285,037

Total commercial, financial & agricultural	10,694,832	7,452,649
Residential real estate	3,899,885	3,686,401
Construction & land development	1,826,349	1,408,205
Consumer:
Bankcard	8,937	10,074
Other Consumer	1,192,580	1,156,219
Less: Unearned income	(31,170)	(1,419)

Total Loans and Leases, net of unearned income	$17,591,413	$13,712,129

The table above does not include loans held for sale of $718,937,000 and $387,514,000 at December 31, 2020 and December 31, 2019, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2020 and 2019,
loans-in-process
of $57,214,000 and $49,456,000 and overdrafts from deposit accounts of $42,193,000 and $22,219,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized loan fees of $91,562,000 and $71,542,000 at December 31, 2020 and December 31, 2019, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $35,756,000 and $38,558,000 at December 31, 2020 and 2019, respectively. During 2020, $3,855,000 of new loans were made and repayments totaled $6,657,000.
NOTE
E
—
CREDIT
QUALITY
Management monitors the credit quality of its loans and leases on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. United considers a loan to be past due when it is 30 days or more past its contractual payment due date.

For all loan classes, past due loans and leases are reviewed on a monthly basis to identify loans and leases for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual status. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual status. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for credit losses. United’s method of income recognition for loans and leases that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt. Nonaccrual loans and leases will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note. Generally, a loan is categorized as a TDR if a concession is granted and there is deterioration in the financial condition of the borrower. The portfolio of TDR loans is monitored monthly.
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. Through December 31, 2020, United has made 5,967 eligible loan modifications on $3,178,740,000 of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act. Of those amounts made, 1,002 of eligible loan modifications remain on $399,857,000 of loans outstanding as of December 31, 2020.
As of December 31, 2020, United had TDRs of $55,657,000. Of the $55,657,000 aggregate balance of TDRs at December 31,
2020
, $41,185,000 was on nonaccrual and $197,000 was
30-89
days past due. As of December 31, 2019, United had TDRs of $58,369,000. Of the $58,369,000 aggregate balance of TDRs at December 31, 2019, $48,387,000 was on nonaccrual and $902,000 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2020, there was a commitment to lend additional funds of $31,000 to a debtor owing a receivable whose terms have been modified in a TDR. During the year of 2020, $215,000 were advanced to this debtor under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at December 31, 2020 and December 31, 2019 and the reasons for modification:

(In thousands)
Reason for modification	December 31, 2020	December 31, 2019
Interest rate reduction	$10,774	$1,685
Interest rate reduction and change in terms	2,346	1,733
Forgiveness of principal	214	0
Concession of principal and term	22	0
Extended maturity	4,414	0
Change in terms	37,887	54,951

Total	$55,657	$58,369

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2020 and 2019, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2020			December 31, 2019
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:

Owner-occupied	21	$18,579	$16,659	2	$1,179	$1,144
Nonowner-occupied	7	2,577	2,525	0	0	0
Other commercial	21	3,830	2,858	3	5,962	5,722
Residential real estate	22	4,271	3,284	3	2,258	1,970
Construction & land development	13	4,607	3,760	3	2,287	2,104
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	3	69	20	0	0	0

Total	87	$33,933	$29,106	11	$11,686	$10,940

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the year ended December 31, 2020 and 2019, segregated by the reason for modification:

	Year Ended
(In thousands) Reason for modification	December 31, 2020	December 31, 2019

Interest rate reduction	$9,560	$241
Interest rate reduction and change in terms	662	0
Forgiveness of principal	214	0
Concession of principal and term	22	0
Extended maturity	4,414	0
Change in terms	14,234	10,699

Total	$29,106	$10,940

The loans and leases were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2020 and 2019. These loans were restructured during the twelve months ended December 31, 2020 and 2019 and subsequently defaulted, resulting in principal charge-offs during the year of 2020 and 2019.

	Year Ended December 31, 2020		Year Ended December 31, 2019
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:

Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	2	1,477
Residential real estate	0	0	0	0
Construction & land development	1	690	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$690	2	$1,477

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2020
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:

Owner-occupied	$4,556	$28,479	$33,035	$1,589,652	$1,622,687	$0
Nonowner-occupied	6,837	29,292	36,129	4,981,598	5,017,727	1,284
Other commercial	13,796	26,274	40,070	4,014,348	4,054,418	1,001
Residential real estate	32,743	24,892	57,635	3,842,250	3,899,885	8,574
Construction & land development	1,919	5,885	7,804	1,818,545	1,826,349	461
Consumer:
Bankcard	362	156	518	8,419	8,937	156
Other consumer	14,765	2,757	17,522	1,175,058	1,192,580	2,356

Total	$74,978	$117,735	$192,713	$17,429,870	$17,622,583	$13,832

Age Analysis of Past Due Loans and Leases As of December 31, 2019
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other (1)	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:

Owner-occupied	$8,878	$11,209	$20,087	$1,181,565	$1,201,652	$544
Nonowner-occupied	6,318	16,129	22,447	3,943,513	3,965,960	471
Other commercial	5,238	51,541	56,779	2,228,258	2,285,037	668
Residential real estate	31,727	24,343	56,070	3,630,331	3,686,401	6,256
Construction & land development	2,219	16,043	18,262	1,389,943	1,408,205	0
Consumer:
Bankcard	445	218	663	9,411	10,074	218
Other consumer	10,991	1,607	12,598	1,143,621	1,156,219	1,337

Total	$65,816	$121,090	$186,906	$13,526,642	$13,713,548	$9,494

(1)	Other includes loans with a recorded investment of $96,004 acquired and accounted for under ASC Topic 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”.
The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2020			At December 31, 2019	Interest Income Recognized
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	For The Year Ended December 31, 2020
Commercial Real Estate:

Owner-occupied	$28,479	$28,479	$0	$10,665	$111
Nonowner-occupied	28,008	16,070	1,284	15,658	87
Other Commercial	25,273	13,149	1,001	50,873	16
Residential Real Estate	16,318	14,769	8,574	18,087	4
Construction	5,424	4,484	461	16,043	0
Consumer:
Bankcard	0	0	156	0	0
Other consumer	401	401	2,356	270	0

Total	$103,903	$77,352	$13,832	$111,596	$218

For the adoption of ASU
2016-13,
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2020:

	Collateral Dependent Loans and Leases
	At December 31, 2020
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:

Owner-occupied	$1,480	$138	$0	$18,097	$21,737	$41,452
Nonowner-occupied	16,400	0	2,898	10,167	18,230	47,695
Other commercial	5,424	20,429	0	258	2,345	28,456
Residential real estate	21,006	229	34	0	803	22,072
Construction & land development	39	0	17,408	0	746	18,193
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	1	1

Total	$44,349	$20,796	$20,340	$28,522	$43,862	$157,869

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
For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000,000 or greater) and classified (substandard-rated and worse in the amount of $500,000 and greater) loans is completed once per quarter. Review of notes with committed exposure of $2,000,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.
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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans and leases is as follows:

Commercial Real Estate – Owner-occupied
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:
Pass	$280,779	$152,851	$162,027	$198,610	$282,214	$443,312	$22,303	$0	$1,542,096
Special Mention	0	1,206	3,772	754	2,013	20,792	0	453	28,990
Substandard	1,935	62	0	1,117	3,788	43,354	864	149	51,269
Doubtful	0	0	0	0	0	332	0	0	332

Total	$282,714	$154,119	$165,799	$200,481	$288,015	$507,790	$23,167	$602	$1,622,687

YTD charge-offs	0	0	0	0	0	(2,195)	0	0	(2,195)
YTD recoveries	0	0	0	0	0	795	0	0	795

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,400)	$0	$0	$(1,400)

Commercial Real Estate – Nonowner-occupied
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:

Pass	$929,001	$592,109	$596,260	$481,894	$502,417	$1,496,135	$118,404	$2,112	$4,718,332
Special Mention	0	105,104	0	391	8,902	78,591	0	0	192,988
Substandard	392	14,620	7,435	1,564	10,824	71,572	0	0	106,407
Doubtful	0	0	0	0	0	0	0	0	0

Total	$929,393	$711,833	$603,695	$483,849	$522,143	$1,646,298	$118,404	$2,112	$5,017,727

YTD charge-offs	(38)	0	(300)	0	(3,394)	(2,402)	0	0	(6,134)
YTD recoveries	0	0	0	0	0	1,023	0	0	1,023

YTD net charge-offs	$(38)	$0	$(300)	$0	$(3,394)	$(1,379)	$0	$0	$(5,111)

Other commercial
(In thousands)	Term Loans and leases Origination Year						Revolving loans and leases	Revolving loans and leases
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:

Pass	$1,702,787	$370,059	$200,588	$112,170	$119,582	$257,638	$1,172,699	$2,668	$3,938,191
Special Mention	333	384	4,754	1,300	138	8,231	40,048	86	55,274
Substandard	1,649	830	2,241	2,606	6,565	30,308	16,222	360	60,781
Doubtful	0	0	0	0	37	135	0	0	172

Total	$1,704,769	$371,273	$207,583	$116,076	$126,322	$296,312	$1,228,969	$3,114	$4,054,418

YTD charge-offs	0	0	(959)	(23)	(3,525)	(12,843)	0	0	(17,350)
YTD recoveries	94	864	18	12	684	2,789	0	0	4,461

YTD net charge-offs	$94	$864	$(941)	$(11)	$(2,841)	$(10,054)	$0	$0	$(12,889)

Residential Real Estate
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:

Pass	$603,714	$624,142	$640,535	$292,700	$282,547	$975,913	$436,728	$4,224	$3,860,503
Special Mention	0	267	0	192	2,325	6,623	800	0	10,207
Substandard	0	282	440	3,263	3,516	20,967	201	227	28,896
Doubtful	0	0	0	0	0	279	0	0	279

Total	$603,714	$624,691	$640,975	$296,155	$288,388	$1,003,782	$437,729	$4,451	$3,899,885

YTD charge-offs	0	0	0	0	(1)	(1,759)	0	0	(1,760)
YTD recoveries	0	0	0	101	0	961	1	0	1,063

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(798)	$1	$0	$(697)

Construction and Land Development
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:
Pass	$420,977	$663,113	$304,579	$127,377	$83,252	$53,713	$145,431	$0	$1,798,442
Special Mention	0	0	4,689	557	0	1,420	995	0	7,661
Substandard	0	250	1,535	0	216	17,499	746	0	20,246
Doubtful	0	0	0	0	0	0	0	0	0

Total	$420,977	$663,363	$310,803	$127,934	$83,468	$72,632	$147,172	$0	$1,826,349

YTD charge-offs	0	0	0	0	0	(2,027)	0	0	(2,027)
YTD recoveries	0	0	0	0	0	1,513	0	0	1,513

YTD net charge-offs	$0	$0	$0	$0	$0	$(514)	$0	$0	$(514)

Bankcard
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:

Pass	$0	$0	$0	$0	$0	$0	$8,419	$0	$8,419
Special Mention	0	0	0	0	0	0	362	0	362
Substandard	0	0	0	0	0	0	156	0	156
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,937	$0	$8,937

YTD charge-offs	0	0	0	0	0	0	(221)	0	(221)
YTD recoveries	0	0	0	0	0	0	52	0	52

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(169)	$0	$(169)

Other Consumer
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:

Pass	$419,768	$401,958	$231,172	$74,550	$34,435	$7,466	$6,110	$0	$1,175,459
Special Mention	0	0	0	0	0	14,763	2	0	14,765
Substandard	3	0	0	0	0	2,352	0	0	2,355
Doubtful	0	0	0	0	0	1	0	0	1

Total	$419,771	$401,958	$231,172	$74,550	$34,435	$24,582	$6,112	$0	$1,192,580

YTD charge-offs	(136)	(1,013)	(1,040)	(393)	(228)	(484)	(2)	0	(3,296)
YTD recoveries	3	74	113	30	43	216	0	0	479

YTD net charge-offs	$(133)	$(939)	$(927)	$(363)	$(185)	$(268)	$(2)	$0	$(2,817)

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

NOTE F—ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the year ended December 31, 2020 are presented in accordance with ASC 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP. As a result of the adoption of ASC 326 for the year of 2020, there is a lack of comparability in both the allowance for loan losses and provisions for credit losses for the periods presented.
The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. For a detailed discussion of the CECL methodology used to estimate the allowance for loan losses, see Note A, “Summary of Significant Accounting Policies.”
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $56,143,000 (net of an allowance for credit losses of $250,000) and $48,130,000 at December 31, 2020 and December 31, 2019, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $250,000 for accrued interest receivables not expected to be collected as of December 31, 2020. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of December 31, 2020 and the accrued interest receivables written off by reversing interest income as of December 31, 2020:

	Accrued Interest Receivable	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	At December 31, 2020	For the Year Ended December 31, 2020
Commercial Real Estate:

Owner-occupied	$5,001	$163
Nonowner-occupied	15,989	185
Other Commercial	12,320	87
Residential Real Estate	12,558	173
Construction	7,314	509
Consumer:
Bankcard	0	0
Other consumer	3,211	125

	$56,393	$1,242

Less: Allowance for credit losses	(250)

Total	$56,143

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $19,250,000 and $1,733,000 at December 31, 2020 and December 31, 2019, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
For the year ended December 31, 2020, the allowance for credit losses increased significantly from the year ended December 31, 2019 primarily due to the adoption of the current expected credit loss (“CECL”) model under ASC 326 on January 1, 2020 and the macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at December 31, 2020. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The year of 2020 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values, external factors and past due loans and leases. This is in contrast with the CECL adoption date (January 1, 2020) estimate as neither of these items were relevant for United’s footprint at the beginning of the year. Additional considerations were made for the Carolina Financial acquisition, such as the experience of lending management and staff and the nature and volume of the portfolio.

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

➢	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the fourth quarter as compared to the third.
➢	The forecast is less severe than third quarter while maintaining a gradual recovery pace extending beyond 2022.

➢
Greater risk of loss is probable in the hotel and accommodations portfolio due to deteriorating economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios.

➢	Consideration was given to the $900 billion economic stimulus bill passed in December 2020 during the forecast selection process.
➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2020
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:

Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,195)	(6,134)	(17,350)	(1,760)	(2,027)	(221)	(3,296)	0	(32,983)
Recoveries	795	1,023	4,461	1,063	1,513	52	479	0	9,386
Provision	5,665	30,175	40,561	6,902	16,806	389	5,795	0	106,293
Ending balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2019
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan Losses:
Beginning balance	$5,063	$6,919	$41,341	$12,448	$7,992	$2,695	$245	$76,703
Charge-offs	(7,905)	(1,093)	(12,975)	(2,967)	(1,303)	(2,867)	0	(29,110)
Recoveries	3,733	80	2,599	858	175	706	0	8,151
Provision	4,663	2,618	16,360	(1,342)	(3,511)	2,473	52	21,313
Ending balance	$5,554	$8,524	$47,325	$8,997	$3,353	$3,007	$297	$77,057
Ending Balance: individually evaluated for impairment	$973	$2,979	$11,931	$354	$262	$0	$0	$16,499
Ending Balance: collectively evaluated for impairment	$4,581	$5,545	$35,394	$8,643	$3,091	$3,007	$297	$60,558

Allowance for Loan Losses and Carrying Amount of Loans For the Year Ended December 31, 2019
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Ending Balance: loans acquired with deteriorated credit quality	$0	$0	$0	$0	$0	$0	$0	$0
Financing receivables:
Ending balance	$1,201,652	$3,965,960	$2,285,037	$3,686,401	$1,408,205	$1,166,293	$0	$13,713,548
Ending Balance: individually evaluated for impairment	$16,703	$27,121	$54,108	$11,526	$14,047	$0	$0	$123,505
Ending Balance: collectively evaluated for impairment	$1,160,556	$3,925,249	$2,194,432	$3,665,140	$1,382,369	$1,166,293	$0	$13,494,039
Ending Balance: loans acquired with deteriorated credit quality	$24,393	$13,590	$36,497	$9,735	$11,789	$0	$0	$96,004
A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Balance of allowance for loan and lease losses at beginning of period	$77,057	$76,703	$76,627
Cumulative effect adjustment for CECL	57,442	0	0

	134,499	76,703	76,627
Initial allowance for acquired PCD loans	18,635	0	0
Gross charge-offs	(32,983)	(29,110)	(28,606)
Recoveries	9,386	8,151	6,669

Net charge-offs	(23,597)	(20,959)	(21,937)
Provision for loan and lease losses	106,293	21,313	22,013

Balance of allowance for loan and lease losses at end of period	$235,830	$77,057	$76,703
Reserve for lending-related commitments	19,250	1,733	1,389

Balance of allowance for credit losses at end of period	$255,080	$78,790	$78,092

NOTE G—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2020	2019
Land	$54,389	$32,085
Buildings and improvements	166,926	105,759
Leasehold improvements	39,681	40,789
Furniture, fixtures and equipment	99,277	71,377

	360,273	250,010
Less allowance for depreciation and amortization	(184,449)	(153,366)

Net bank premises and equipment	$175,824	$96,644

Depreciation expense was $13,464,000, $9,329,000, and $10,255,000 for years ending December 31, 2020, 2019 and 2018, respectively, while amortization expense was $251,000, $141,000 and $102,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2020	December 31, 2019

Operating lease cost	Net occupancy expense	$22,575	$19,508
Sublease income	Net occupancy expense	(1,039)	(825)
Net lease cost		$21,536	$18,683
Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2020	December 31, 2019

Operating lease right-of-use assets	Operating lease right-of-use assets	$69,520	$57,783
Operating lease liabilities	Operating lease liabilities	$73,213	$61,342
Other information related to leases was as follows:

December 31, 2020

Weighted-average remaining lease term:
Operating leases	5.61 years
Weighted-average discount rate:
Operating leases	2.49%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts in the measurement of lease liabilities:

Operating cash flows from operating leases	$22,409	$19,601
ROU assets obtained in the exchange for lease liabilities	30,864	7,630

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2020, consists of the following as of December 31, 2020 and 2019:

(In thousands)	Amount
Year	As of December 31, 2020	As of December 31, 2019

2021	$20,172	$17,725
2022	16,196	15,180
2023	12,723	11,522
2024	8,242	8,751
2025	5,516	5,127
Thereafter	15,330	8,190

Total lease payments	78,179	66,495
Less: imputed interest	(4,966)	(5,153)

Total	$73,213	$61,342

NOTE I—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2020
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($76,120)	$0	$0	$101,767	($76,120)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,791,533		$5,315		$1,796,848

	December 31, 2019
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:

Core deposit intangible assets	$98,359	($69,508)	$0	$0	$98,359	($69,508)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080

Goodwill not subject to amortization	$1,472,699		$5,315		$1,478,014

11
3

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Mortgage Banking	Total

Goodwill at December 31, 2019	$1,472,699	$5,315	$1,478,014
Preliminary addition to goodwill from Carolina Financial acquisition	318,834	0	318,834

Goodwill at December 31, 2020	$1,791,533	$5,315	$1,796,848

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2020:

Year	Amount
(In thousands)
2021	$5,866
2022	4,983
2023	4,680
2024	3,255
2025	2,942
2026 and thereafter	3,921
NOTE J—MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
The unpaid principal balances of loans serviced for others were approximately $3,587,953,000 at December 31, 2020.
The estimated fair value of the mortgage servicing rights was $20,955,000 at December 31, 2020. The estimated fair value of servicing rights at December 31, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 14.07% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 7.98% to 18.42% with a weighted average prepayment rate of 14.60%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.88%. Please refer to Note W in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note B of these Notes to Consolidated Financial Statements, the Company acquired $20,123,000 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020. The following presents the activity in mortgage servicing rights, including their valuation allowance for the year ended December 31, 2020:

(In thousands)	Year Ended December 31, 2020

MSRs beginning balance	$0
Addition from acquisition of subsidiary	20,123
Amount capitalized	7,310
Purchased servicing	0
Amount amortized	(5,095)

MSRs ending balance	$22,338

MSRs valuation allowance beginning balance	$0
MSRs impairment	(1,383)

MSRs valuation allowance ending balance	$(1,383)

MSRs, net of valuation allowance	$20,955

The Company recorded temporary impairments of $1,383,000 on mortgage servicing rights for the year ended December 31, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of the MSR asset.
The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE K—DEPOSITS
The book value of deposits consisted of the following:

(In thousands)	December 31
	2020	2019
Demand deposits	$5,428,398	$3,381,866
Interest-bearing checking	799,635	372,175
Regular savings	1,283,823	882,889
Money market accounts	10,165,334	6,891,696
Time deposits under $100,000	979,988	723,941
Time deposits over $100,000	1,927,982	1,599,854

Total deposits	$20,585,160	$13,852,421

Included in time deposits over $100,000 at December 31, 2020 and 2019 were time deposits of $250,000 or more of $
889,334,000
and $803,414,000, respectively. Interest paid on deposits approximated $81,080,000, $136,360,000, and $87,219,000 in 2020, 2019 and 2018, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $15,585,000 and $15,350,000 at December 31, 2020 and 2019, respectively.
NOTE L—SHORT-TERM BORROWINGS
At December 31, 2020 and 2019, short-term borrowings and the related weighted-average interest rates were as follows:

	2020		2019
		Weighted-		Weighted-
(Dollars in thousands)		Average		Average
	Amount	Rate	Amount	Rate

Federal funds purchased	$0	0.00%	$0	0.00%
Securities sold under agreements to repurchase	142,300	0.17%	124,654	1.09%

Total	$142,300		$124,654

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
The following table shows the distribution of United’s federal funds purchased and securities sold under agreements to repurchase and the weighted-average interest rates thereon at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted-average interest rates for the last three years. In the year of 2018, the table does not include the long-term wholesale security sold under an agreement to repurchase mentioned above assumed in the Virginia Commerce merger.

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
At December 31:

2020	$0	$142,300
2019	0	124,654
2018	23,400	152,927
Weighted-average interest rate at year-end:
2020	0.00%	0.17%
2019	0.00%	1.09%

(Dollars in thousands)	Federal Funds Purchased	Securities Sold Under Agreements To Repurchase
2018	2.40%	0.96%
Maximum amount outstanding at any month’s end:
2020	$0	$187,889
2019	0	161,175
2018	25,790	328,484
Average amount outstanding during the year:
2020	$1	$142,418
2019	1,899	131,187
2018	16,773	194,956
Weighted-average interest rate during the year:
2020	1.64%	0.37%
2019	2.52%	1.33%
2018	1.86%	0.61%
At December 31, 2020, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2020, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $1,027,000, $2,359,000, and $2,238,000 in 2020, 2019 and 2018, respectively.
NOTE M—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2020, the total carrying value of loans pledged as collateral for FHLB advances approximated $5,086,303,000. United had an unused borrowing amount as of December 31, 2020 of approximately $6,654,763,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2020 and 2019, FHLB advances and the related weighted-average interest rates were as follows:

	2020			2019
		Weighted-	Weighted-		Weighted-	Weighted-
(Dollars in thousands)		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
	Amount	Rate	Rate	Amount	Rate	Rate

FHLB advances	$584,532	0.60%	0.75%	$1,851,865	2.03%	2.03%
No overnight funds were included in the $584,532,000 above at December 31, 2020. Overnight funds of $250,000,000 were included in the $1,851,865,000 above at December 31, 2019. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end
2020 and 2019 to manage interest rate risk on its long-term debt. Additional information is provided in Note S, Notes to Consolidated Financial Statements.

At December 31, 2020, United had a total of nineteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior

11
6

subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United also assumed $10,000,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At December 31, 2020 and 2019, the outstanding balance of the Debentures was $269,972,000 and $236,164,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month LIBOR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month LIBOR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month LIBOR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month LIBOR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month LIBOR + 2.95%	September 30, 2033
At December 31, 2020 and 2019, the Debentures and their related weighted-average interest rates were as follows:

	2020		2019
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	3.08%	$20,619	4.75%
United Statutory Trust IV	25,774	3.06%	25,774	4.79%
United Statutory Trust V	51,547	1.78%	51,547	3.65%
United Statutory Trust VI	30,928	1.52%	30,928	3.19%
Premier Statutory Trust II	6,186	3.34%	6,186	5.09%
Premier Statutory Trust III	8,248	1.96%	8,248	3.63%
Premier Statutory Trust IV	14,433	1.80%	14,433	3.48%
Premier Statutory Trust V	10,310	1.84%	10,310	3.52%
Centra Statutory Trust I	10,000	2.53%	10,000	4.20%
Centra Statutory Trust II	10,000	1.89%	10,000	3.64%
Virginia Commerce Trust II	12,705	3.57%	12,475	5.22%
Virginia Commerce Trust III	17,794	1.63%	17,268	3.33%

	2020		2019
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Cardinal Statutory Trust I	15,223	2.62%	14,825	4.29%
UFBC Capital Trust I	3,656	2.32%	3,551	3.99%
Carolina Financial Capital Trust I	4,998	3.75%	0	0.00%
Carolina Financial Capital Trust II	9,340	3.29%	0	0.00%
Greer Capital Trust I	5,075	2.42%	0	0.00%
Greer Capital Trust II	3,876	1.94%	0	0.00%
First South Preferred Trust I	9,260	3.19%	0	0.00%

Total	$269,972		$236,164

At December 31, 2020, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(In thousands)
2021	$551,065
2022	19,391
2023	0
2024	0
2025	9,312
2026 and thereafter	284,601

Total	$864,369

Interest paid on long-term borrowings approximated $33,240,000, $43,830,000, and $35,222,000 in 2020, 2019 and 2018, respectively.
NOTE N—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2020	2019	2018
Legal, consulting & other professional services	$16,482	$12,360	$13,248
Franchise & other taxes not on income	12,122	11,330	11,428
Expense for reserve on lending-related commitments	11,315	344	710
Automated Teller Machine (ATM) expenses	9,295	7,336	6,892
NOTE O—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Current expense:
Federal	$60,508	$43,337	$52,041
State	10,656	6,798	9,429
Deferred expense:
Federal	(174)	12,522	8,298
Tax Act remeasurement	0	0	(120)
State	(273)	1,683	1,175

Total income taxes	$70,717	$64,340	$70,823

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$75,546	21.0%	$68,132	21.0%	$68,704	21.0%
Plus: State income taxes net of federal tax benefits	8,202	2.3	6,690	2.1	8,362	2.6

	83,748	23.3	74,822	23.1	77,066	23.6
Increase (decrease) resulting from:
Tax-exempt interest income	(3,011)	(0.8)	(2,813)	(0.9)	(3,298)	(1.0)
Tax credits	(9,860)	(2.7)	(5,636)	(1.7)	(2,054)	(0.6)
Deferred taxes due to the Tax Act	(0)	0.0	(0)	0.0	(120)	0.0
Other items-net	(160)	(0.1)	(2,033)	(0.7)	(771)	(0.3)

Income taxes	$70,717	19.7%	$64,340	19.8%	$70,823	21.7%

For years ended 2020, 2019 and 2018, United incurred federal income tax expense of $663,000, $54,000, and a federal tax benefit of $180,000, respectively, applicable to the sales and calls of securities. Income taxes paid approximated $65,378,000, $56,459,000, and $55,336,000 in 2020, 2019 and 2018, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2020, United had no federal or state net operating loss carryforwards.
Taxes not on income, which consists mainly of business franchise taxes, were $12,122,000, $11,330,000, and $11,428,000, for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.
Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2020 and 2019 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for credit losses	$59,492	$18,358
Accrued benefits payable	14,097	13,459
Other accrued liabilities	655	992
Pension plan accruals	409	3,313
Unrealized loss on securities available for sale	0	0
Other real estate owned	980	2,482
Lease liabilities under operating leases	17,059	14,293
Deferred mortgage points	6,518	0
Purchase accounting intangibles	820	5,917

Total deferred tax assets	100,030	58,814

Deferred tax liabilities:
Premises and equipment	5,878	2,963
Unrealized gain on securities available for sale	20,087	2,755
Right-of-use assets under operating leases	16,198	13,464
Deferred mortgage points	0	389
Derivatives	1,020	0
Trust fees	0	0
Purchase accounting intangibles	0	0
Other	1,312	2,300

Total deferred tax liabilities	44,495	21,871

Net deferred tax assets	$55,535	$36,943

At December 31, 2020 and 2019, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2020	2019

Unrecognized tax benefits at beginning of year	$1,568	$2,005
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1,158	152
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(523)	(589)

Unrecognized tax benefits at end of year	$2,203	$1,568

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits, if any, it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017, 2018 and 2019 and certain State Taxing authorities for the years ended December 31, 2017 through 2019.
As of December 31, 2020, and 2019, the total amount of accrued interest related to uncertain tax positions was $668,000 and $667,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2020, 2019 and 2018.
NOTE P—EMPLOYEE BENEFIT PLANS
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

Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2020	2019	2018
Service cost	$2,742	$2,173	$2,566
Interest cost	5,222	5,931	5,341
Expected return on plan assets	(11,010)	(9,434)	(10,260)
Recognized net actuarial loss	6,050	4,965	4,919

Net periodic pension cost	$3,004	$3,635	$2,566

Weighted-Average Assumptions:
Discount rate	3.42%	4.52%	3.83%
Expected return on assets	6.75%	7.00%	7.00%
Rate of compensation increase (prior to age 40)	5.00%	n/a	n/a
Rate of compensation increase (ages 40-54)	4.00%	n/a	n/a
Rate of c ompensation Increase (prior to age 45)	n/a	3.50%	3.50%
Rate of c ompensation Increase (otherwise)	3.50%	3.00%	3.00%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018

Net actuarial loss	$10,583	$10,324	$4,232
Amortization of:
Prior service cost	0	0	0
Actuarial loss	(6,050)	(4,965)	(4,919)

Total recognized in other comprehensive income	$4,533	$5,359	$(687)

Included in accumulated other comprehensive income at December 31, 2020 are unrecognized actuarial losses of $65,426,000 ($50,182,000 net of tax) that have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2020 and 2019 and the accumulated benefit obligation at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	December 31,
	2020	2019
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$173,777	$142,632
Service Cost	2,742	2,173
Interest Cost	5,222	5,931
Actuarial Loss	18,391	28,364
Benefits Paid	(5,357)	(5,323)

Projected Benefit at the End of the Year	$194,775	$173,777
Accumulated Benefit Obligation at the End of the Year	$176,635	$157,154

Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$159,560	$137,408
Actual Return on Plan Assets	18,819	27,475
Benefits Paid	(5,357)	(5,323)
Employer Contributions	20,000	0

Fair value of plan assets at end of year	$193,022	$159,560

Net Amount Recognized
Funded Status	$(1,753)	$(14,217)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	65,426	60,894

Net Amount Recognized	$63,673	$46,677

Weighted-Average Assumptions at the End of the Year
Discount Rate	2.81%	3.42%
Rate of compensation Increase (prior to age 40)	5.00%	5.00%
Rate of compensation Increase (ages 40-54)	4.00%	4.00%
Rate of compensation Increase (prior to age 45)	n/a	n/a
Rate of compensation Increase (otherwise)	3.50%	3.50%

1
21

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2021	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2020	December 31, 2019

Equity Securities	60%	50-70%	58%	63%
Debt Securities	39%	20-50%	37%	35%
Other	1%	3-15%	5%	2%
Total			100%	100%
Equity securities include United common stock in the amounts of $3,429,000 (2%) at December 31, 2020 and $4,091,000 (3%) at December 31, 2019
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
At December 31, 2020, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(In thousands)
2021	$6,583
2022	6,630
2023	7,076
2024	7,429
2025	7,884
2026 through 2030	44,383
United made a discretionary contribution of $20,000,000 during the third quarter of 2020. United did not contribute to the plan in 2019 as no contributions were required by funding regulations or law. During the first quarter of 2018, United made discretionary contributions of $7,000,000. For 2021, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2021, the amount of which cannot be reasonably estimated at this time.
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
Mutual Funds:
Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1).
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2020 and 2019:

		Fair Value Measurements at December 31, 2020 Using
(In thousands) Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$10,285	$10,285	$0	$0
Fixed Income Mutual Funds:
Taxable	70,331	70,331	0	0

Equity Securities:
Common stock	28,102	28,102	0	0

Equity Mutual Funds:
Global equity	4,968	4,968	0	0
Domestic equity large cap	34,186	34,186	0	0
Domestic equity small cap	22,165	22,165	0	0
International emerging equity	8,018	8,018	0	0
International equity developed	14,967	14,967	0	0

Total	$193,022	$193,022	$0	$0

		Fair Value Measurements at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$2,504	$2,504	$0	$0
Fixed Income Mutual Funds:
Taxable	55,588	55,588	0	0
Equity Securities:
Common stock	23,932	23,932	0	0
Equity Mutual Funds:
Global equity	5,247	5,247	0	0
Domestic equity large cap	28,743	28,743	0	0
Domestic equity small cap	22,216	22,216	0	0
International emerging equity	8,228	8,228	0	0
International equity developed	13,102	13,102	0	0

Total	$159,560	$159,560	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account,

1
23

subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $6,531,000, $4,565,000, and $4,486,000 in 2020, 2019 and 2018, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2020 and 2019, the combined plan assets included 1,437,641 and 1,176,283 shares, respectively, of United common stock with an approximate fair value of $46,580,000 and $45,475,000, respectively. Dividends paid on United common stock held by the plans approximated $1,776,000, $1,566,000, and $1,401,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.
NOTE Q—STOCK BASED COMPENSATION
On May 12, 2020, United’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The 2020 LTI Plan became effective May 13, 2020. An award granted under the 2020 LTI Plan may consist of any non-qualified
stock options or incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2020 LTI Plan is 2,300,000. The 2020 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the “Board”). Unless otherwise determined by the Board, the Compensation Committee of the Board (the “Committee”) shall administer the 2020 LTI Plan. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any non-employee
director during any calendar year is 10,000 or, if such Award is payable in cash, the Fair Market Value equivalent thereof. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 225,000 shares to any individual key employee and 10,000 shares to any individual non-employee
director. Subject to certain change in control provisions, the 2020 LTI Plan provides that all awards of will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. United adopted a clawback policy that applies to named executive officers and other executive officers and permits the Committee to cancel certain awards and to recoup gains realized from previous awards should United be required to prepare an accounting restatement due to materially inaccurate performance metrics. A Form
S-8
was filed on May 29, 2020 with the Securities and Exchange Commission to register all the shares which were available for the 2020 LTI Plan. The 2020 LTI Plan replaces the 2016 LTI Plan.
During the year of 2020, a total of 183,551
non-qualified
stock options and 182,847 of restricted stock were granted under the 2016 LTI Plan. Compensation expense of $5,980,000, $4,914,000, and $4,073,000 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the years 2020, 2019 and 2018, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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
The fair value of the options for 2020 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.30%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2516; and a weighted-average expected option life of 7.36 years, respectively. The estimated fair value of the options at the date of grant was $5.65 for the options granted during 2020. ASC Topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.

A summary of activity under the United’s stock option plans as of December 31, 2020, and the changes during the year of 2020 are presented below:

	Year ended December 31, 2020
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2020	1,715,316			$34.49
Assumed in Carolina Financial merger	117,116			12.14
Granted	183,551			32.51
Exercised	(100,736)			12.50
Forfeited or expired	(10,690)			26.04

Outstanding at December 31, 2020	1,904,557	$3,691	5.2	$34.14

Exercisable at December 31, 2020	1,359,652	$3,691	4.0	$32.99

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2020	589,737	$ 7.62
Granted	183,551	5.65
Vested	(226,032)	7.68
Forfeited or expired	(2,351)	7.32

Nonvested at December 31, 2020	544,905	$ 6.93

As of December 31, 2020, the total unrecognized compensation cost related to nonvested option awards was $2,208,000 with a weighted-average expense recognition period of 1.1 years. The total fair value of awards vested during the year ended December 31, 2020, was $1,737,000.
Cash received from options exercised under the Plans for the years ended December 31, 2020, 2019 and 2018 was $1,241,000, $1,272,000, and $1,500,000, respectively. During 2020 and 2019, 100,736 and 128,742 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2020 and 2019 were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of 2020, 2019, and 2018 was $5.65, $7.16, and $7.56, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2020, 2019, and 2018 was $1,917,000, $1,932,000, and $1,057,000, respectively.
ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $351,000, $223,000, and $158,000 from excess tax benefits related to share-based compensation arrangements for the year of 2020, 2019 and 2018, respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2020, the total unrecognized compensation cost related to nonvested stock awards was $7,183,000 with a weighted-average expense recognition period of 1.3 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	247,896	$ 39.20
Granted	182,847	32.18
Vested	(88,821)	39.31
Forfeited	(946)	36.58

Outstanding at December 31, 2020	340,976	$ 35.41

NOTE R—COMMITMENTS AND CONTINGENT LIABILITIES
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $5,730,876,000 and $3,610,777,000 of loan commitments outstanding as of December 31, 2020 and December 31, 2019, respectively, approximately 42% of which contractually expire within one year. Included in the December 31, 2020 amount are commitments to extend credit of $374,003,000 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2020 and December 31, 2019, United had $5,092,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $134,916,000 and $145,105,000 as of December 31, 2020 and December 31, 2019, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment has a reserve of $1,216,000 as of December 31, 2020.
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

12
6

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
NOTE S—DERIVATIVE FINANCIAL INSTRUMENTS
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
During the second quarter of 2020, United entered into a new interest rate swap derivative designated as a cash flow hedge. The notional amount of the cash flow hedge derivative totaled $250,000,000. The derivative is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. United is required to pay-fixed
0.59
% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 10 years with an expiration date in June 2030. During the third quarter of 2020, United entered into an additional interest rate swap derivative designated as a cash flow hedge. The notional amount of the cash flow hedge derivative totaled $250,000,000. The derivative is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. United is required to pay-fixed
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of December 31, 2020, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $1,353,000 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following December 31, 2020 related to the cash flow hedges. As of December 31, 2020, the maximum length of time over which forecasted transactions are hedged is nine years.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000,000 for asset derivatives as of December 31, 2020. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2020 and December 31, 2019.

	Asset Derivatives
	December 31, 2020			December 31, 2019
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Cash Flow Hedges:

Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$4,378	Other assets	$0	$0
Total Cash Flow Hedges		$500,000	$4,378		$0	$0

12
7

	Asset Derivatives
	December 31, 2020			December 31, 2019
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$62,418	$1,581	Other assets	$27,260	$9
Interest rate lock commitments	Other assets	973,350	38,332	Other assets	117,252	4,518

Total derivatives not designated as hedging instruments		$1,035,768	$39,913		$144,512	$4,527

Total asset derivatives		$1,535,768	$44,291		$144,512	$4,527

	Liability Derivatives
	December 31, 2020			December 31, 2019
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$77,011	$6,782	Other liabilities	$82,243	$2,394

Total Fair Value Hedges		$77,011	$6,782		$82,243	$2,394

Total derivatives designated as hedging instruments		$77,011	$6,782		$82,243	$2,394

Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$789,000	$6,276	Other liabilities	$274,000	$671

Total derivatives not designated as hedging instruments		$789,000	$6,276		$274,000	$671

Total liability derivatives		$866,011	$13,058		$356,243	$3,065

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2020 and December 31, 2019.

		December 31, 2020
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans and leases, net of unearned income	$77,810	$(6,782)	$0

		December 31, 20 20
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans and leases, net of unearned income	$81,397	$(2,394)	$0

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
The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2020	December 31, 2019	December 31, 2018
Derivatives in hedging relationships Cash Flow Hedges:

Interest rate swap contracts	Interest on long-term borrowings	$(578)	$0	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(1,414)	$(95)	$(170)

Total derivatives in hedging relationships		$(1,992)	$(95)	$(170)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(725)	925	530
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(3,825)	2,331	(2,690)
Interest rate lock commitments	Income from Mortgage Banking Activities	21,299	3,607	(2,413)

Total derivatives not designated as hedging instruments		$16,749	$6,863	$(4,573)

Total derivatives		$14,757	$6,768	$(4,743)

For the years ended December 31, 2020, 2019 and 2018, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
NOTE T—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Net Income	$289,023	$260,099	$256,342

Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	(641)	(1,456)
Related income tax effect	0	149	339
Less : OTTI charges recognized in net income	0	198	1,456
Related income tax effect	0	(46)	(339)
Reclassification of previous noncredit OTTI to credit OTTI	0	2,188	0
Related income tax effect	0	(510)	0

Net unrealized gains on AFS securities with OTTI	0	1,338	0
AFS securities – all other:
Change in net unrealized gains (losses) on AFS securities arising during the period	77,142	32,570	(14,715)
Related income tax effect	(17,974)	(7,589)	5,109
Net reclassification adjustment for (gains) losses included in net income	(2,502)	(97)	770
Related income tax effect	583	23	(179)

	57,249	24,907	(9,015)

	For the Years Ended December 31
(In thousands)	2020	2019	2018
Net effect of AFS securities on other comprehensive income	57,249	26,245	(9,015)

Held to maturity (“HTM”) securities:
Accretion on the unrealized loss for securities transferred from AFS to the HTM investment portfolio prior to call or maturity	0	0	8
Related income tax effect	0	0	(2)

Net effect of HTM securities on other comprehensive income	0	0	6

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	3,800	0	0
Related income tax effect	(885)	0	0
Net reclassification adjustment for losses included in net income	578	0	0
Related income tax effect	(135)	0	0

Net effect of cash flow hedge derivatives on other comprehensive income	3,358	0	0
Defined benefit pension plan:
Net actuarial loss during the period	(10,583)	(10,324)	(4,232)
Related income tax expense	3,263	2,384	1,063
Amortization of prior service cost recognized in net income	0	0	0
Related income tax effect	0	0	0
Amortization of net actuarial loss recognized in net income	6,050	4,965	4,919
Related income tax effect	(2,098)	(1,170)	(1,246)

Net effect of change in defined benefit pension plan on other comprehensive income	(3,368)	(4,145)	504

Total change in other comprehensive income, net of tax	57,239	22,100	(8,505)

Total Comprehensive Income	$346,262	$282,199	$247,837

The components of accumulated other comprehensive income for the year ended December 31, 2020 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Year Ended December 31, 2020
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2020	$7,956	$0	$(42,825)	$(34,869)
Other comprehensive income before reclassification	59,168	2,915	0	62,083
Amounts reclassified from accumulated other comprehensive income	(1,919)	443	(3,368)	(4,844)

Net current-period other comprehensive income, net of tax	57,249	3,358	(3,368)	57,239

Balance at December 31, 2020	$65,205	$3,358	$(46,193)	$22,370

(a) All amounts are
net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2020
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(2,502)	Net investment securities gains

	(2,502)	Total before tax
Related income tax effect	583	Tax expense

	(1,919)	Net of tax

1
30

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2020
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$578		Interest expense

	578		Total before tax
Related income tax effect	(135)		Tax expense

	443		Net of tax

Pension plan:
Recognized net actuarial loss	(10,583	)(a)
Amortization of net actuarial loss	6,050	(b)

	(4,533)		Total before tax
Related income tax effect	1,165		Tax expense

	(3,368)		Net of tax

Total reclassifications for the period	$(4,844)

(a) This AOCI component is included in the computation of changes in plan assets (see Note P, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note P, Employee Benefit Plans)
NOTE U—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2020	2019
Assets
Cash and due from banks	$158,147	$126,697
Securities available for sale	7,138	7,451
Securities held to maturity	20	20
Equity securities	4,737	4,126
Other investment securities	10,725	10,053
Investment in subsidiaries:
Bank subsidiaries	4,466,132	3,519,661
Nonbank subsidiaries	30,287	22,439
Goodwill	(16,397)	(16,008)
Other assets	14,591	12,286

Total Assets	$4,675,380	$3,686,725

Liabilities and Shareholders’ Equity
Subordinated notes	$9,865	$0
Junior subordinated debentures of subsidiary trusts	269,972	236,164
Accrued expenses and other liabilities	97,923	86,728
Shareholders’ equity (including other accumulated comprehensive gain of $22,370 at December 31, 2020 and other accumulated comprehensive loss of $34,869 at December 31, 2019)	4,297,620	3,363,833

Total Liabilities and Shareholders’ Equity	$4,675,380	$3,686,725

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2020	2019	2018
Income
Dividends from banking subsidiaries	$232,000	$249,000	$215,000
Net interest income	202	126	227
Management fees:
Bank subsidiaries	30,464	27,325	25,026
Nonbank subsidiaries	27	27	27
Other income	556	147	(596)

Total Income	263,249	276,625	239,684

Expenses

1
31

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2020	2019	2018
Operating expenses	53,880	38,569	37,214

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	209,369	238,056	202,470
Applicable income tax benefit	(4,196)	(2,123)	(2,470)

Income Before Equity in Undistributed Net
Income of Subsidiaries	213,565	240,179	204,940
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	75,054	19,557	51,392
Nonbank subsidiaries	404	363	10

Net Income	$289,023	$260,099	$256,342

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2020	2019	2018
Operating Activities
Net income	$289,023	$260,099	$256,342
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(75,458)	(19,920)	(51,402)
Amortization of net periodic pension costs	315	302	293
Stock-based compensation	5,980	4,914	4,073
Excess tax benefits from stock-based compensation arrangements	351	223	158
Net gain on securities transactions	0	0	607
Net change in other assets and liabilities	(7)	1,770	(1,904)

Net Cash Provided by Operating Activities	220,204	247,388	208,167

Investing Activities
Net proceeds from sales (purchases) of securities	380	236	9,446
Net proceeds from sales of equity securities	(54)	1,116	1,348
Net cash paid in acquisition of subsidiary	(47)	0	0
Increase in investment in subsidiaries	(5,573)	(7,000)	(2,400)
Change in other investment securities	(672)	(9,890)	0

Net Cash (Used in) Provided by Investing Activities	(5,966)	(15,538)	8,394

Financing Activities
Cash dividends paid	(162,713)	(138,939)	(142,350)
Acquisition of treasury stock	(21,317)	(35,673)	(100,724)
Proceeds from sale of treasury stock from deferred compensation plan	1	1	1
Proceeds from exercise of stock options	1,241	1,272	1,500

Net Cash Used in Financing Activities	(182,788)	(173,339)	(241,573)

Increase (Decrease) in Cash and Cash Equivalents	31,450	58,511	(25,012)
Cash and Cash Equivalents at Beginning of Year	126,697	68,186	93,198

Cash and Cash Equivalents at End of Year	$158,147	$126,697	$68,186

NOTE V—REGULATORY MATTERS

United Bank is required to maintain average reserve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2020
, were approximately $1,409,598,000 and $71,883,000, respectively. The average amount of those consolidated reserve balances maintained and required for the year ended December 31
, 2019
, was approximately $653,653,000 and $255,894,000, respectively.
The primary source of funds for the dividends paid by United to its shareholders is dividends received from United Bank.

1
32

Dividends paid by United Bank are subject to certain regulatory limitations. Generally, the most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s net income, as defined, plus the retained net profits of the two preceding years.
During 2020, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $146,003,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $368,755,000 at December 31, 2020, and must be secured by qualifying collateral.
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
As previously mentioned, the new Basel III Capital Rules became effective for United and United Bank on January 1, 2015 (subject to a phase-in
period). These new quantitative measures established by regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2020, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2020, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:

Total Capital (to Risk-Weighted Assets):
United Bankshares	$2,945,669	15.6%	$1,515,403	≥ 8.0%	$1,894,254	≥ 10.0%
United Bank	2,800,753	14.8%	1,511,961	≥ 8.0%	1,889,951	≥ 10.0%
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$2,519,595	13.3%	$1,136,552	≥ 6.0%	$1,515,403	≥ 8.0%
United Bank	2,669,210	14.1%	1,133,971	≥ 6.0%	1,511,961	≥ 8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,519,595	13.3%	$852,414	≥ 4.5%	$1,231,265	≥ 6.5%
United Bank	2,669,210	14.1%	850,478	≥ 4.5%	1,228,468	≥ 6.5%
Tier I Capital (to Average Assets):
United Bankshares	$2,519,595	10.3%	$975,099	≥ 4.0%	$1,218,873	≥ 5.0%
United Bank	2,669,210	11.0%	974,912	≥ 4.0%	1,218,640	≥ 5.0%
As of December 31, 2019:
Total Capital (to Risk-
Weighted Assets):
United Bankshares	$2,217,547	14.7%	$1,206,812	≥ 8.0%	$1,508,515	≥ 10.0%
United Bank	2,106,457	14.0%	1,204,264	≥ 8.0%	1,505,330	≥ 10.0%

13
3

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier I Capital (to Risk-Weighted Assets):
United Bankshares	$1,890,757	12.5%	$905,109	≥ 6.0%	$1,206,812	≥ 8.0%
United Bank	2,027,667	13.5%	903,198	≥ 6.0%	1,204,264	≥ 8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$1,890,757	12.5%	$678,832	≥ 4.5%	$980,535	≥ 6.5%
United Bank	2,027,667	13.5%	677,399	≥ 4.5%	978,465	≥ 6.5%
Tier I Capital (to Average Assets):
United Bankshares	$1,890,757	10.5%	$721,691	≥ 4.0%	$902,114	≥ 5.0%
United Bank	2,027,667	11.3%	720,232	≥ 4.0%	900,290	≥ 5.0%
United’s mortgage banking entities, George Mason and Crescent, are subject to net worth requirements issued by the U.S. Department of Housing and Urban Development (“HUD”). Failure to meet minimum capital requirements of HUD can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on
George Mason’s and Crescent’s operations.
For George Mason and Crescent, the maximum net worth requirement of HUD at December
31
,
2020
was $
2,500,000
. George Mason’s net worth and Crescent’s net worth were $
128,542,000
and $
91,762,000
at December
31
,
2020
, which both exceeded the HUD requirements.
NOTE W—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
S
ecurities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2020, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at December 31, 2020. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar

13
4

characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.09% to 0.33% with a weighted average increase of 0.22%.
Derivatives
: United utilizes interest rate swaps to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. These hedging interest rate swaps are classified as either a fair value hedge or a cash flow hedge. United utilizes third-party vendors for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (“Level 2”). Valuation adjustments to derivative fair values for liquidity and credit risk are also taken into consideration, as well as the likelihood of default by United and derivative counterparties, the net counterparty exposure and the remaining maturities of the positions. Values obtained from third party vendors are typically not adjusted by management. Management internally reviews the derivative values provided by third party vendors on a quarterly basis. All derivative values are tested for reasonableness by management utilizing a net present value calculation.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2020, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.09% to 0.33% with a weighted average increase of 0.22%.
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

13
5

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2020 Using
(In thousands) Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,344	$0	$66,344	$0
State and political subdivisions	565,160	0	565,160	0
Residential mortgage-backed securities
Agency	928,891	0	928,891	0
Non-agency	21,776	0	21,776	0
Commercial mortgage-backed securities
Agency	675,145	0	675,145	0
Asset-backed securities	294,623	0	294,623	0
Single issue trust preferred securities	17,027	0	17,027	0
Other corporate securities	384,393	6,207	378,186	0

Total available for sale securities	2,953,359	6,207	2,947,152	0
Equity securities:
Financial services industry	134	134	0	0
Equity mutual funds (1)	4,602	4,602	0	0
Other equity securities	5,982	5.982	0	0

Total equity securities	10,718	10,718	0	0
Loans held for sale	698,341	0	43,608	654,733
Derivative financial assets:
Interest rate swap contracts	4,378	0	4,378	0
Forward sales commitments	1,581	0	1,581	0
TBA mortgage-backed securities	0	0	0	0
Interest rate lock commitments	38,332	0	6,321	32,011

Total derivative financial assets	44,291	0	12,280	32,011
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	6,782	0	6,782	0
TBA mortgage-backed securities	6,276	0	6,276	0

Total derivative financial liabilities	13,058	0	13,058	0

		Fair Value at December 31, 2019 Using
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$58,676	$0	$58,676	$0
State and political subdivisions	272,362	0	272,362	0
Residential mortgage-backed securities
Agency	836,534	0	836,534	0
Non-agency	3,833	0	3,833	0
Commercial mortgage-backed securities

13
6

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
There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2020 and 2019.
The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2020 and 2019 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Available-for-sale Securities
(In thousands)	Trust preferred collateralized debt obligations
	2020	2019
Balance, beginning of year	$4,703	$5,917
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	309	(155)
Included in other comprehensive income	0	(1,059)
Sales	(5,012)	0

Balance, ending of year	$0	$4,703

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	0	0

13
7

	Loans held for sale
(In thousands)	2020	2019
Balance, beginning of period	$384,375	$247,104
Originations	5,699,581	2,941,722
Sales	(5,652,693)	(2,888,257)
Total gains or losses during the period recognized in earnings	223,470	83,806
Transfers in and/or out of Level 3	(0)	(0)

Balance, end of period	$654,733	$384,375

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

(In thousands)	Derivative Financial Assets Interest Rate Lock Commitments
	2020	2019
Balance, beginning of period	$4,518	$4,103
Transfers other	27,493	415

Balance, end of period	$32,011	$4,518

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
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
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2020	Year Ended December 31, 2019
Income from mortgage banking activities	$14,947	$3,705
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2020			December 31, 2019
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Loans held for sale	$672,458	$698,341	$25,883	$375,274	$384,375	$9,101
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

13
8

Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (“Level 2”). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2020. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
Individually assessed loans
: In the determination of the allowance for loan losses, loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. Fair value is measured using a market approach based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an appraisal conducted by an independent, licensed appraiser outside of the Company using comparable property sales (“Level 2”). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (“Level 3”). For individually assessed loans, a specific reserve is established through the allowance for loan losses, if necessary, by estimating the fair value of the underlying collateral on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.
OREO
: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are based on consideration of comparable property sales (“Level 2”). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (“Level 3”). As a matter of policy, valuations are reviewed at least annually and appraisals are generally updated on a bi-annual
basis with values lowered as necessary.
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds

13
9

the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Carolina Financial in the second quarter of 2020, no other fair value measurement of intangible assets was made during the year of 2020 and 2019.
Mortgage Servicing Rights (
“
MSRs
”
):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For December 31, 2020, the average range of discount rates was 9.50% to 14.07% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.98% to 18.42% with a weighted average prepayment rate of 14.60%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.88%.
The Company recorded a $1,383,000 temporary impairment of mortgage servicing rights in the year ended December 31, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2020
(In thousands) Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$20,596	$0	$20,596	$0	$(197)
Individually assessed loans	37,498	0	14,467	23,031	1,318
OREO	22,595	0	22,595	0	(1,618)
Mortgage servicing rights	20,955	0	0	20,955	(1,383)

		Carrying value at December 31, 2019
(In thousands) Description	Balance as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$3,139	$0	$3,139	$0	$(4)
Impaired Loans	68,213	0	55,792	12,421	1,831
OREO	15,515	0	15,495	20	(785)

1
40

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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$2,209,068	$2,209,068	$0	2,209,068	$0
Securities available for sale	2,953,359	2,953,359	6,207	2,947,152	0
Securities held to maturity	1,212	1,212	0	192	1,020
Equity securities	10,718	10,718	10,718	0	0

1
41

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other securities	220,895	209,850	0	0	209,850
Loans held for sale	718,937	718,937	0	64,204	654,733
Net loans	17,355,583	16,559,797	0	0	16,559,797
Derivative financial assets	44,291	44,291	0	12,280	32,011
Mortgage servicing rights	20,955	20,955	0	0	20,955
Deposits	20,585,160	20,583,607	0	20,583,607	0
Short-term borrowings	142,300	142,300	0	142,300	0
Long-term borrowings	864,369	815,991	0	815,991	0
Derivative financial liabilities	13,058	13,058	0	13,058	0

December 31, 2019
Cash and cash equivalents	$837,493	$837,493	$0	$837,493	$0
Securities available for sale	2,437,296	2,437,296	6,586	2,426,007	4,703
Securities held to maturity	1,446	1,447	0	427	1,020
Equity securities	8,894	8,894	8,894	0	0
Other securities	222,161	211,053	0	0	211,053
Loans held for sale	387,514	387,514	0	3,139	384,375
Net loans	13,635,072	13,185,955	0	0	13,185,955
Derivative financial assets	4,527	4,527	0	9	4,518
Deposits	13,852,421	13,843,077	0	13,843,077	0
Short-term borrowings	374,654	374,654	0	374,654	0
Long-term borrowings	1,838,029	1,820,297	0	1,820,297	0
Derivative financial liabilities	3,065	3,065	0	3,065	0
NOTE X—VARIABLE INTEREST ENTITIES
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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2020			As of December 31, 2019
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,466	$284,788	$10,678	$257,941	$248,680	$9,261

(1) Represents investment in VIEs.
NOTE Y—SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent. Crescent may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase rights to service loans from third parties. These rights are known as mortgage servicing rights provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
The community banking segment provides the mortgage banking segment (George Mason and Crescent) with short-term funds to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on the
30-day
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
Information about the reportable segments and reconciliation of this information to the con
s
olidated financial statements at and for the years ended December 31, 2020, 2019 and 2018 is as follows:

	At and For the Year Ended December 31, 2020
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$677,907	$8,853	$(9,658)	$12,671	$689,773
Provision for credit losses	106,562	0	0	0	106,562
Other income	90,092	276,185	730	(12,261)	354,746
Other expense	423,934	140,628	13,245	410	578,217
Income taxes	47,162	27,698	(4,143)	0	70,717

Net income (loss)	$190,341	$116,712	$(18,030)	$0	$289,023

Total assets (liabilities)	$25,892,396	$870,151	$31,623	$(609,923)	$26,184,247
Average assets (liabilities)	23,927,889	651,778	7,283	(449,880)	24,137,070

	At and For the Year Ended December 31, 2019
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$583,547	$916	$(12,472)	$5,931	$577,922
Provision for credit losses	21,313	0	0	0	21,313
Other income	74,956	83,884	392	(8,748)	150,484
Other expense	314,710	72,288	(1,527)	(2,817)	382,654
Income taxes	64,080	2,355	(2,095)	0	64,340

Net income (loss)	$258,400	$10,157	$(8,458)	$0	$260,099

Total assets (liabilities)	$19,564,036	$507,124	$17,777	$(426,613)	$19,662,324
Average assets (liabilities)	19,401,397	358,087	8,411	(292,427)	19,475,468

	At and For the Year Ended December 31, 2018
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$593,108	$1,315	$(11,886)	$6,108	$588,645
Provision for credit losses	22,013	0	0	0	22,013
Other income	72,539	68,555	(667)	(11,715)	128,712
Other expense	301,123	72,632	31	(5,607)	368,179
Income taxes	73,861	(505)	(2,533)	0	70,823

Net income (loss)	$268,650	$(2,257)	$(10,051)	$0	$256,342

Total assets (liabilities)	$19,191,215	$320,299	$3,222	$(264,238)	$19,250,498
Average assets (liabilities)	18,798,880	279,618	6,104	(236,575)	18,848,027
NOTE Z—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2020 and 2019 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Interest income	$180,482	$198,717	$210,269	$208,914
Interest expense	38,964	28,115	24,605	16,925
Net interest income	141,518	170,602	185,664	191,989
Provision for credit losses	27,119	45,911	16,781	16,751
Mortgage banking income	17,631	68,213	109,457	70,793
Securities gains (losses), net	196	1,510	860	589
Other noninterest income	18,979	18,667	25,151	22,700
Noninterest expense	101,133	149,374	171,593	156,117
Income taxes	9,889	11,021	28,974	20,833
Net income (1)	40,183	52,686	103,784	92,370
Per share data:
Average shares outstanding (000s):
Basic	101,295	119,824	129,373	129,372
Diluted	101,399	119,888	129,455	129,479
Net income per share:
Basic	$0.40	$0.44	$0.80	$0.71
Diluted	$0.40	$0.44	$0.80	$0.71
Dividends per share	$0.35	$0.35	$0.35	$0.35
2019
Interest income	$189,097	$199,245	$190,351	$183,869
Interest expense	44,929	48,692	48,433	42,586
Net interest income	144,168	150,553	141,918	141,283
Provision for credit losses	4,996	5,417	5,033	5,867
Mortgage banking income	13,681	21,704	24,019	17,547
Securities losses, net	(159)	109	116	109
Other noninterest income	17,701	17,982	18,089	19,586
Noninterest expense	89,425	100,195	96,134	96,900
Income taxes	17,328	17,529	17,010	12,473

14
4

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net income (1)	63,642	67,207	65,965	63,285

Per share data:
Average shares outstanding (000s):
Basic	101,895	101,774	101,432	101,250
Diluted	102,163	102,048	101,712	101,538
Net income per share:
Basic	$0.62	$0.66	$0.65	$0.62
Diluted	$0.62	$0.66	$0.65	$0.62
Dividends per share	$0.34	$0.34	$0.34	$0.35
(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages
68
-
69
of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in
Rule 13a-15(f)
under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

14
5

UNITED BANKSHARES, INC.
FORM
10-K,
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2021 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at
www.ubsi-inc.com.
Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
Since the disclosure of the procedures in the definitive proxy statement for the 2021 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2021 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding approval of audit and
non-audit
services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2021 Annual Meeting of Shareholders under the captions
“Pre-Approval
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
149
of this Form
10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 153 .

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

2.1
Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

3.1
Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

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

10.19
United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.20
United Bankshares, Inc. 2011 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 002-86947)

10.21
United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

10.22
United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., Fil No. 002-86947)

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 1, 2021

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2021

/s/ J. Paul McNamara	Director	March 1, 2021

/s/ Mark R. Nesselroad	Director	March 1, 2021

/s/ Michael P. Fitzgerald	Director	March 1, 2021

/s/ Patrice A. Harris	Director	March 1, 2021

/s/ Jerold L. Rexroad	Director	March 1, 2021

/s/ Peter A. Converse	Director	March 1, 2021

/s/ Albert H. Small, Jr.	Director	March 1, 2021

/s/ Theodore J. Georgelas	Director	March 1, 2021

/s/ Mary K. Weddle	Director	March 1, 2021

/s/ Gary G. White	Director	March 1, 2021

/s/ P. Clinton Winter	Director	March 1, 2021