Form 10-Q
period 2021-03-31
UNITED BANKSHARES INC/WV
filed 2021-05-10
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
2021
, the registrant had
129,182,898
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2021 and December 31, 2020, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2021 and 2020, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2021 and 2020, the related condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	March 31	December 31
	2021	2020
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$285,211	$297,369
Interest-bearing deposits with other banks	2,677,002	1,910,876
Federal funds sold	925	823

Total cash and cash equivalents	2,963,138	2,209,068
Securities available for sale at estimated fair value (amortized cost-$3,134,063 at March 31, 2021 and $2,868,346 at December 31, 2020, allowance for credit losses of $0 at March 31, 2021 and December 31, 2020)	3,171,663	2,953,359
Securities held to maturity, net of allowance for credit losses of $23 at March 31, 2021 and December 31, 2020 (estimated fair value-$1,020 at March 31, 2021 and $1,235 at December 31, 2020)	997	1,212
Equity securities at estimated fair value	11,054	10,718
Other investment securities	219,208	220,895
Loans held for sale (at fair value-$808,134 at March 31, 2021 and $698,341 at December 31, 2020)	808,134	718,937
Loans and leases	17,400,321	17,622,583
Less: Unearned income	(34,430)	(31,170)

Loans and leases, net of unearned income	17,365,891	17,591,413
Less: Allowance for loan and lease losses	(231,582)	(235,830)

Net loans and leases	17,134,309	17,355,583
Bank premises and equipment	173,744	175,824
Operating lease right-of-use assets	69,369	69,520
Goodwill	1,804,038	1,796,848
Mortgage servicing rights, net of valuation allowance of $1,383 at March 31, 2021 and December 31, 2020	22,018	20,955
Accrued interest receivable, net of allowance for credit losses of $99 at March 31, 2021 and $250 at December 31, 2020	66,223	66,832
Other assets	586,860	584,496

TOTAL ASSETS	$27,030,755	$26,184,247

Liabilities
Deposits:
Noninterest-bearing	$8,093,770	$7,405,260
Interest-bearing	13,302,704	13,179,900

Total deposits	21,396,474	20,585,160
Borrowings:
Securities sold under agreements to repurchase	145,200	142,300
Federal Home Loan Bank (“FHLB”) borrowings	533,948	584,532
Other long-term borrowings	280,247	279,837
Reserve for lending-related commitments	20,024	19,250
Operating lease liabilities	73,531	73,213
Accrued expenses and other liabilities	248,633	202,335

TOTAL LIABILITIES	22,698,057	21,886,627

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-134,135,896 and 133,809,374 at March 31, 2021 and December 31, 2020, respectively, including 4,960,096 and 4,620,867 shares in treasury at March 31, 2021 and December 31, 2020, respectively	335,340	334,523
Surplus	2,898,807	2,894,471
Retained earnings	1,267,039	1,205,395
Accumulated other comprehensive gain	1,861	22,370
Treasury stock, at cost	(170,349)	(159,139)

TOTAL SHAREHOLDERS’ EQUITY	4,332,698	4,297,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,030,755	$26,184,247

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2021	2020
Interest income
Interest and fees on loans	$188,673	$158,854
Interest on federal funds sold and other short-term investments	1,893	3,965
Interest and dividends on securities:
Taxable	13,526	16,969
Tax-exempt	1,565	694

Total interest income	205,657	180,482

Interest expense
Interest on deposits	11,985	27,477
Interest on short-term borrowings	178	458
Interest on long-term borrowings	2,534	11,029

Total interest expense	14,697	38,964

Net interest income	190,960	141,518
Provision for credit losses	143	27,119

Net interest income after provision for credit losses	190,817	114,399

Other income
Fees from trust services	3,763	3,483
Fees from brokerage services	4,323	2,916
Fees from deposit services	8,896	7,957
Bankcard fees and merchant discounts	1,064	993
Other service charges, commissions, and fees	759	518
Income from bank-owned life insurance	1,403	2,388
Income from mortgage banking activities	65,395	17,631
Mortgage loan servicing income	2,355	0
Net investment securities gains	2,609	196
Other income	2,006	724

Total other income	92,573	36,806

Other expense
Employee compensation	72,412	44,541
Employee benefits	15,450	10,786
Net occupancy expense	10,941	9,062
Other real estate owned (“OREO”) expense	3,625	906
Equipment expense	6,044	3,845
Data processing expense	7,026	5,506
Mortgage loan servicing expense and impairment	3,177	138
Bankcard processing expense	400	477
FDIC insurance expense	2,000	2,400
Other expense	27,852	23,472

Total other expense	148,927	101,133

Income before income taxes	134,463	50,072
Income taxes	27,565	9,889

Net income	$106,898	$40,183

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2021	2020
Earnings per common share:
Basic	$0.83	$0.40

Diluted	$0.83	$0.40

Average outstanding shares:
Basic	128,635,740	101,295,073
Diluted	128,890,861	101,399,181
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2021	2020
Net income	$106,898	$40,183
Change in net unrealized (loss) gain on available for sale (AFS) securities, net of tax	(36,365)	17,586
Change in net unrealized gain on cash flow hedge, net of tax	14,987	0
Change in defined benefit pension plan, net of tax	869	1,112

Comprehensive income, net of tax	$86,389	$58,881

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2021
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Grant of restricted stock (180,901 shares)	180,901	452	(452)	0	0	0	0
Common stock options exercised (145,621shares)	145,621	365	3,100	0	0	0	3,465

Balance at March 31, 2021	134,135,896	$335,340	$2,898,807	$1,267,039	$1,861	$(170,349)	$4,332,698

	Three Months Ended March 31, 2020
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2020	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	40,183	0	0	40,183
Other comprehensive income, net of tax	0	0	0	0	18,698	0	18,698

Total comprehensive income, net of tax							58,881
Stock based compensation expense	0	0	1,253	0	0	0	1,253
Purchase of treasury stock (19,314 shares)	0	0	0	0	0	(608)	(608)
Cash dividends ($0.35 per share)	0	0	0	(35,604)	0	0	(35,604)
Grant of restricted stock (175,495 shares)	175,495	439	(439)	0	0	0	0
Forfeiture of restricted stock (946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised (14,694 shares)	14,694	36	242	0	0	0	278

Balance at March 31, 2020	105,684,479	$264,211	$2,141,266	$1,092,827	$(16,171)	$(138,431)	$3,343,702

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended
	March 31
	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$80,584	$21,476

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	215	210
Proceeds from sales of securities available for sale	39,182	3,665
Proceeds from maturities and calls of securities available for sale	230,347	129,261
Purchases of securities available for sale	(536,570)	(91,118)
Proceeds from sales of equity securities	852	195
Purchases of equity securities	(478)	(293)
Proceeds from sales and redemptions of other investment securities	7,178	17,000
Purchases of other investment securities	(8,208)	(42,499)
Redemption of bank-owned life insurance policies	0	1,186
Purchases of bank premises and equipment	(2,734)	(2,008)
Proceeds from sales of bank premises and equipment	2	0
Proceeds from the sales of OREO properties	1,262	2,573
Net change in loans	229,967	(140,529)

NET CASH USED IN INVESTING ACTIVITIES	(38,985)	(122,357)

FINANCING ACTIVITIES
Cash dividends paid	(45,447)	(36,247)
Acquisition of treasury stock	(11,210)	(608)
Proceeds from exercise of stock options	3,465	281
Repayment of long-term Federal Home Loan Bank borrowings	(550,000)	(150,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	400,000
Changes in:
Deposits	812,763	161,888
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	2,900	224,907

NET CASH PROVIDED BY FINANCING ACTIVITIES	712,471	600,221

Increase in cash and cash equivalents	754,070	499,340

Cash and cash equivalents at beginning of year	2,209,068	837,493

Cash and cash equivalents at end of period	$2,963,138	$1,336,833

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$810	$3,560
See notes to consolidated unaudited financial statements
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions for Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2021 and 2020 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2020 has been extracted from the audited financial statements included in United’s 2020 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2020 Annual Report on Form
10-K,
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
New Accounting Standards
In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2021-01,
“Reference Rate Reform (Topic 848).” This update refines the scope of ASC Topic 848 and permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by change in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU
No. 2021-01
is effective for public business entities upon issuance through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU
No. 2021-01
and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
In August 2020, the FASB issued ASU
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

In March 2020, the FASB issued ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides “optional expedients and exceptions for applying generally accepted accounting principles under ASC Topic 848 to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” ASU
No. 2020-04
is effective for public business entities on March 12, 2020 through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU
No. 2020-04
and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
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
Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company

(“Crescent”), which is based in Atlanta, Georgia. As a result of the Bank Merger, Crescent is now a wholly-owned subsidiary of United Bank. For the first quarter of 2021, United did not record any acquisition-related costs as compared to acquisition-related costs of $1,560 for the first quarter of 2020.
The Merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial are included in the consolidated results of operations from the Acquisition Date. The acquisition of Carolina Financial affords United the opportunity to expand its existing footprint in North Carolina and South Carolina. Carolina Financial had banking locations in North Carolina and South Carolina. As of the Acquisition Date, Carolina Financial had $5,004,990 in total assets, $3,292,635 in loans and leases, net of unearned income and $3,873,183 in deposits.
The aggregate purchase price was approximately $817,877, including common stock valued at $815,997, stock options assumed valued at $1,833, and cash paid for fractional shares of $47. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, core deposit intangibles and the Crescent trade name intangible of $326,024, $3,408 and $196, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Carolina Financial. The core deposit intangible is expected to be amortized on an accelerated basis over ten years. The Crescent trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded preliminary fair value discounts of $47,425 on the loans and leases acquired, $620 on investment securities, $272 on OREO, $4,831 on trust preferred issuances and $135 on subordinated notes, respectively, and premiums of $5,908 on buildings acquired, $4,357 on land acquired, $12,818 on interest-bearing deposits, and $468 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562 on the loans and commitments acquired split between $19,797 for purchased credit deteriorated (“PCD”) loans and $30,765 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At March 31, 2021, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.75 years and 16.00 years, respectively, and the premiums on the buildings,
and
interest-bearing deposits each had an average estimated remaining life of 30.75 years, and 4.35 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets are preliminary as of March 31, 2021 and are subject to refinement as additional information relative to closing date fair values becomes available. Any subsequent adjustments to the fair values of acquired assets and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the measurement period following the date of acquisition.
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

1
2

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

The consideration paid for Carolina Financial’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Carolina Financial Acquisition Date were as follows:

Purchase price:
Value of common shares issued (28,031,501 shares)	$815,997
Fair value of stock options assumed	1,833
Cash for fractional shares	47

Total purchase price	817,877

Identifiable assets:
Cash and cash equivalents	629,154
Investment securities	580,791
Loans held for sale	65,757
Net loans and leases	3,246,940
Premises and equipment	79,127
Operating lease right-of-use asset	9,861
Crescent trade name intangible	196
Core deposit intangible	3,408
Mortgage servicing rights	20,123
Other assets	159,218

Total identifiable assets	$4,794,575
Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	33,146

Total identifiable liabilities	4,302,722

Preliminary fair value of net assets acquired including identifiable intangible assets	491,853

Preliminary resulting goodwill	$326,024

The operating results of United for the three months ended March 31, 2021 include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial, and Crescent provided $55,538 in total revenues (net interest income plus other income), and $29,509 in net income for the first three months ended March 31, 2021. These amounts are included in United’s consolidated financial statements for the first three months of 2021. Carolina Financial’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

The following table presents certain unaudited pro forma information for the results of operations for the first three months of 2020, as if the Carolina Financial merger had occurred on January 1, 2020. These results combine the historical results of Carolina Financial into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Carolina Financial’s provision for credit losses for the first three months of 2020 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2020. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Three Months Ended March 31, 2020
Total Revenues (1)	$231,318
Net Income	56,884

(1)	Represents net interest income plus other income
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	March 31, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,956	$88	$109	$0	$14,935
State and political subdivisions	575,485	14,236	4,490	0	585,231
Residential mortgage-backed securities
Agency	989,243	20,290	7,314	0	1,002,219
Non-agency	8,196	53	0	0	8,249
Commercial mortgage-backed securities
Agency	663,695	18,763	8,032	0	674,426
Asset-backed securities	399,262	870	1,332	0	398,800
Single issue trust preferred securities	18,240	162	968	0	17,434
Other corporate securities	464,986	5,943	560	0	470,369

Total	$3,134,063	$60,405	$22,805	$0	$3,171,663

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,804	$543	$3	$0	$66,344
State and political subdivisions	538,082	27,330	252	0	565,160
Residential mortgage-backed securities
Agency	905,230	24,134	473	0	928,891
Non-agency	21,639	137	0	0	21,776
Commercial mortgage-backed securities
Agency	644,774	31,009	638	0	675,145
Asset-backed securities	297,834	204	3,415	0	294,623
Single issue trust preferred securities	18,230	167	1,370	0	17,027
Other corporate securities	376,753	7,648	8	0	384,393

Total	$2,868,346	$91,172	$6,159	$0	$2,953,359

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $11,609 and $10,663 at March 31, 2021 and December 31, 2020, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2021 and December 31, 2020.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$10,164	$109	$0	$0	$10,164	$109
State and political subdivisions	160,296	4,490	0	0	160,296	4,490
Residential mortgage-backed securities
Agency	368,375	7,314	0	0	368,375	7,314
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	149,129	8,032	0	0	149,129	8,032
Asset-backed securities	19,567	1	184,414	1,331	203,981	1,332
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	14,212	968	14,212	968
Other corporate securities	150,396	560	0	0	150,396	560

Total	$857,927	$20,506	$198,626	$2,299	$1,056,553	$22,805

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$297	$3	$0	$0	$297	$3
State and political subdivisions	30,480	252	0	0	30,480	252
Residential mortgage-backed securities
Agency	131,114	467	3,867	6	134,981	473
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	83,395	638	0	0	83,395	638
Asset-backed securities	0	0	266,104	3,415	266,104	3,415
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,804	1,370	13,804	1,370
Other corporate securities	8,494	8	0	0	8,494	8

Total	$253,780	$1,368	$283,775	$4,791	$537,555	$6,159

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended March 31
	2021	2020
Proceeds from sales and calls	$269,529	$132,926
Gross realized gains	1,542	253
Gross realized losses	98	79
At March 31, 2021, gross unrealized losses on available for sale securities were $22,805 on 161 securities of a total portfolio of 998 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $575,485 at March 31, 2021. As of March 31, 2021, approximately 59% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2021. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2021.

Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,652,938 at March 31, 2021. Of the $1,652,938 amount, $663,695 was related to agency commercial mortgage-backed securities and $989,243 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March 31, 2021.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $8,196 at March 31, 2021. Of the $8,196, 100% was rated AAA. As of March 31, 2021, none of the non-agency
residential mortgage-backed securities were in an unrealized loss position and were therefore not considered to have credit losses.
Asset-backed securities
As of March 31, 2021, United’s asset-backed securities portfolio had a total amortized cost balance of $399,262. The entire portfolio was rated

AA+ or better as of March 31, 2021. Approximately 69% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 26% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. The remaining 5% of the portfolio relates to various other asset-backed securities that are all AAA rated. Upon reviewing this portfolio for the first quarter of 2021, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2021 consisted of $11,509 in investment grade bonds, $978 in split rated bonds, and $5,753 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2021, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of March 31, 2021, United’s Corporate securities portfolio had a total amortized cost balance of $464,986. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $464,986 total amortized cost balance, 89% was investment grade rated and 11% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at March 31, 2021.
The amortized cost and estimated fair value of securities available for sale at March 31, 2021 and December 31, 2020 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2021		December 31, 2020
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$78,371	$79,043	$150,575	$151,651
Due after one year through five years	587,535	603,572	495,922	514,441
Due after five years through ten years	732,273	737,352	688,264	714,416
Due after ten years	1,735,884	1,751,696	1,533,585	1,572,851

Total	$3,134,063	$3,171,663	$2,868,346	$2,953,359

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $11,054 at March 31, 2021 and $10,718 at December 31, 2020.

	Three Months Ended
	March 31
	2021	2020
Net gains recognized during the period	$710	$22
Net gains recognized during the period on equity securities sold	788	6
Unrealized gains recognized during the period on equity securities still held at period end	27	71
Unrealized losses recognized during the period on equity securities still held at period end	(105)	(55)
Other investment securities
During the first quarter of 2021, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2021 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,832,589 and $1,942,087 at March 31, 2021 and December 31, 2020, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2021	December 31, 2020
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,618,785	$1,622,687
Nonowner-occupied commercial real estate	4,911,683	5,017,727
Other commercial	4,104,614	4,054,418

Total commercial, financial & agricultural	10,635,082	10,694,832
Residential real estate	3,697,527	3,899,885
Construction & land development	1,886,583	1,826,349
Consumer:
Bankcard	7,999	8,937
Other consumer	1,173,130	1,192,580
Less: Unearned income	(34,430)	(31,170)

Total gross loans	$17,365,891	$17,591,413

The table above does not include loans held for sale of $808,134 and $718,937 at March 31, 2021 and December 31, 2020, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $32,443 and $35,756 at March 31, 2021 and December 31, 2020, respectively.
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. Through March 31, 2021, United has made 5,967 eligible loan modifications on $3,178,740 of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act. Of those amounts made, 407 of eligible loan modifications remain in deferral
on $193,447 of loans outstanding as of March 31, 2021.

As of March 31, 2021, United had TDRs of $51,529 as compared to $55,657 as of December 31, 2020. Of the $51,529 aggregate balance of TDRs at March 31, 2021, $38,023 was on nonaccrual and $195 was
30-89
days past due. Of the $55,657 aggregate balance of TDRs at December 31, 2020, $41,185 was on nonaccrual and $197 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of March 31, 2021, there was a commitment to lend additional funds of $125 to a debtor owing a receivable whose terms have been modified in a TDR. During the first three months of 2021, there were no advances
to this debtor under a loan that had been previously modified
.
The following tables sets forth the balances of TDRs at March 31, 2021 and December 31, 2020 and the reasons for modification:

Reason for modification	March 31, 2021	December 31, 2020
Interest rate reduction	$10,414	$10,774
Interest rate reduction and change in terms	554	2,346
Forgiveness of principal	206	214
Concession of principal and term	21	22
Extended maturity	5,761	4,414
Change in terms	34,573	37,887

Total	$51,529	$55,657

The following table sets forth United’s troubled debt restructurings that were restructured d
u
ring the three months ended March 31, 2021 and 2020, segregated by class of loans
.

	Troubled Debt Restructurings
	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$940	$922	3	$7,951	$7,827
Nonowner-occupied	1	937	937	0	0	0
Other commercial	0	0	0	4	498	392
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	3	2,045	2,032
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$1,877	$1,859	10	$10,494	$10,251

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended March 31, 2021 and had charge-offs during the the first quarter of 2021. No loans restructured during the twelve-month periods ended March 31, 2020 subsequently defaulted, resulting in a principal charge-off
during the first quarter of 2020.

	Three Months Ended March 31, 2021
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	0	0
Residential real estate	0	0
Construction & land development	2	550
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	2	$550

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:
Age Analysis of Past Due Loans and Leases
As of March 31, 2021

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,343	$24,673	$28,016	$1,590,769	$1,618,785	$304
Nonowner-occupied	13,093	23,327	36,420	4,875,263	4,911,683	185
Other commercial	17,552	25,238	42,790	4,061,824	4,104,614	4,550
Residential real estate	21,759	22,656	44,415	3,653,112	3,697,527	8,331
Construction & land development	3,330	4,320	7,650	1,878,933	1,886,583	181
Consumer:
Bankcard	133	117	250	7,749	7,999	117
Other consumer	9,238	2,396	11,634	1,161,496	1,173,130	2,051

Total	$68,448	$102,727	$171,175	$17,229,146	$17,400,321	$15,719

Age Analysis of Past Due Loans and Leases
As of December 31, 2020

	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,556	$28,479	$33,035	$1,589,652	$1,622,687	$0
Nonowner-occupied	6,837	29,292	36,129	4,981,598	5,017,727	1,284
Other commercial	13,796	26,274	40,070	4,014,348	4,054,418	1,001
Residential real estate	32,743	24,892	57,635	3,842,250	3,899,885	8,574
Construction & land development	1,919	5,885	7,804	1,818,545	1,826,349	461
Consumer:
Bankcard	362	156	518	8,419	8,937	156
Other consumer	14,765	2,757	17,522	1,175,058	1,192,580	2,356

Total	$74,978	$117,735	$192,713	$17,429,870	$17,622,583	$13,832

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At March 31, 2021			At December 31, 2020
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$24,369	$24,369	$304	$28,479	$28,479	$0
Nonowner-occupied	23,142	14,265	185	28,008	16,070	1,284
Other Commercial	20,688	17,493	4,550	25,273	13,149	1,001
Residential Real Estate	14,325	14,325	8,331	16,318	14,769	8,574
Construction	4,139	4,139	181	5,424	4,484	461
Consumer:
Bankcard	0	0	117	0	0	156
Other consumer	345	345	2,051	401	401	2,356

Total	$87,008	$74,936	$15,719	$103,903	$77,352	$13,832

No interest income was recognized on United’s nonaccrual loans and leases for the first three months of 2021 and 2020
.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2021 and December 31, 2020:

	Collateral Dependent Loans and Leases
	At March 31, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,183	$130	$0	$17,935	$23,500	$42,748
Nonowner-occupied	13,068	0	2,762	9,835	10,329	35,994
Other commercial	5,424	17,245	0	243	1,698	24,610
Residential real estate	17,976	0	31	0	690	18,697
Construction & land development	38	0	6,015	0	794	6,847
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$37,689	$17,375	$8,808	$28,013	$37,011	$128,896

	Collateral Dependent Loans and Leases
	At December 31, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,480	$138	$0	$18,097	$21,737	$41,452
Nonowner-occupied	16,400	0	2,898	10,167	18,230	47,695
Other commercial	5,424	20,429	0	258	2,345	28,456
Residential real estate	21,006	229	34	0	803	22,072
Construction & land development	39	0	17,408	0	746	18,193
Consumer:

	Collateral Dependent Loans and Leases
	At December 31, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	1	1

Total	$44,349	$20,796	$20,340	$28,522	$43,862	$157,869

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
charged-off
prior to such a classification.

Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
							Revolving loans amortized cost basis		Total
	Term Loans Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$30,607	$282,867	$163,697	$157,736	$186,219	$667,083	$21,754	$0	$1,509,963
Special Mention	0	0	0	3,746	746	22,722	0	439	27,653
Substandard	0	1,921	58	4,912	1,073	71,926	700	255	80,845
Doubtful	0	0	0	0	0	324	0	0	324

Total	$30,607	$284,788	$163,755	$166,394	$188,038	$762,055	$22,454	$694	$1,618,785

Current-period charge-offs	0	0	0	0	(12)	(131)	0	0	(143)
Current-perio d recoveries	0	0	0	0	0	6	0	0	6

Current-period net charge- offs	$0	$0	$0	$0	$(12)	$ (125)	$0	$0	$(137)

								Revolving loans converted to term loans
							Revolving loans amortized cost basis		Total
	Term Loans Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$280,779	$152,851	$162,027	$198,610	$282,214	$443,312	$22,303	$0	$1,542,096
Special Mention	0	1,206	3,772	754	2,013	20,792	0	453	28,990
Substandard	1,935	62	0	1,117	3,788	43,354	864	149	51,269
Doubtful	0	0	0	0	0	332	0	0	332

Total	$282,714	$154,119	$165,799	$200,481	$288,015	$507,790	$23,167	$602	$1,622,687

YTD charge-offs	0	0	0	0	0	(2,195)	0	0	(2,195)
YTD recoveries	0	0	0	0	0	795	0	0	795

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,400)	$0	$0	$(1,400)

Commercial Real Estate – Nonowner-occupied								Revolving loans converted to term loans
							Revolving loans amortized cost basis		Total
	Term Loans Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$132,239	$943,256	$571,910	$556,158	$459,249	$1,846,391	$127,377	$2,095	$4,638,675
Special Mention	0	0	114,011	0	386	99,705	0	0	214,102
Substandard	0	392	14,183	2,113	1,542	40,676	0	0	58,906
Doubtful	0	0	0	0	0	0	0	0	0

Total	$132,239	$943,648	$700,104	$558,271	$461,177	$1,986,772	$127,377	$2,095	$4,911,683

Current-period charge- offs	0	0	0	0	0	(3,101)	0	0	(3,101)
Current-period recoveries	0	0	0	0	0	253	0	0	253

Current-period net charge-offs	$0	$0	$0	$0	$0	$(2,848)	$0	$0	$(2,848)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans connverted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$929,001	$592,109	$596,260	$481,894	$502,417	$1,496,135	$118,404	$2,112	$4,718,332
Special Mention	0	105,104	0	391	8,902	78,591	0	0	192,988
Substandard	392	14,620	7,435	1,564	10,824	71,572	0	0	106,407
Doubtful	0	0	0	0	0	0	0	0	0

Total	$929,393	$711,833	$603,695	$483,849	$522,143	$1,646,298	$118,404	$2,112	$5,017,727

YTD charge-offs	(38)	0	(300)	0	(3,394)	(2,402)	0	0	(6,134)
YTD recoveries	0	0	0	0	0	1,023	0	0	1,023

YTD net charge-offs	$(38)	$0	$(300)	$0	$(3,394)	$(1,379)	$0	$0	$(5,111)

Other commercial								Revolving loans and leases converted to term loans
	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis		Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$484,258	$1,411,300	$358,175	$172,299	$105,424	$59,737	$1,403,557	$2,536	$3,997,286
Special Mention	0	315	233	3,207	650	9,506	41,686	78	55,675
Substandard	0	1,989	799	2,344	533	31,163	14,346	322	51,496
Doubtful	0	0	0	0	0	157	0	0	157

Total	$484,258	$1,413,604	$359,207	$177,850	$106,607	$100,563	$1,459,589	$2,936	$4,104,614

Current-period charge-offs	0	0	(31)	(100)	0	(2,492)	0	0	(2,623)
Current-period recoveries	0	0	13	49	5	1,280	0	0	1,347

Current-period net charge-offs	$0	$0	$(18)	$(51)	$5	$(1,212)	$0	$0	$(1,276)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$1,702,787	$370,059	$200,588	$112,170	$119,582	$257,638	$1,172,699	$2,668	$3,938,191
Special Mention	333	384	4,754	1,300	138	8,231	40,048	86	55,274
Substandard	1,649	830	2,241	2,606	6,565	30,308	16,222	360	60,781
Doubtful	0	0	0	0	37	135	0	0	172

Total	$1,704,769	$371,273	$207,583	$116,076	$126,322	$296,312	$1,228,969	$3,114	$4,054,418

YTD charge-offs	0	0	(959)	(23)	(3,525)	(12,843)	0	0	(17,350)
YTD recoveries	94	864	18	12	684	2,789	0	0	4,461

YTD net charge-offs	$94	$864	$(941)	$(11)	$(2,841)	$(10,054)	$0	$0	$(12,889)

Residential Real Estate
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$194,950	$653,561	$547,400	$479,556	$258,459	$1,109,378	$416,346	$4,193	$3,663,843
Special Mention	0	0	265	0	185	7,460	823	0	8,733
Substandard	0	0	369	431	3,176	20,483	375	117	24,951
Doubtful	0	0	0	0	0	0	0	0	0

Total	$194,950	$653,561	$548,034	$479,987	$261,820	$1,137,321	$417,544	$4,310	$3,697,527

Current-period charge-offs	0	0	(30)	0	(72)	(111)	0	0	(213)
Current-period recoveries	0	0	0	0	0	653	0	0	653

Current-period net charge-offs	$0	$0	$(30)	$0	$(72)	$542	$0	$0	$440

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$603,714	$624,142	$640,535	$292,700	$282,547	$975,913	$436,728	$4,224	$3,860,503
Special Mention	0	267	0	192	2,325	6,623	800	0	10,207
Substandard	0	282	440	3,263	3,516	20,967	201	227	28,896
Doubtful	0	0	0	0	0	279	0	0	279

Total	$603,714	$624,691	$640,975	$296,155	$288,388	$1,003,782	$437,729	$4,451	$3,899,885

YTD charge-offs	0	0	0	0	(1)	(1,759)	0	0	(1,760)
YTD recoveries	0	0	0	101	0	961	1	0	1,063

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(798)	$1	$0	$(697)

Construction and Land Development								Revolving loans converted to term loans

	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$80,442	$483,256	$601,309	$290,034	$124,449	$133,682	$149,762	$0	$1,862,934
Special Mention	0	0	0	2,086	556	1,406	995	0	5,043
Substandard	0	0	266	948	0	16,646	746	0	18,606
Doubtful	0	0	0	0	0	0	0	0	0

Total	$80,442	$483,256	$601,575	$293,068	$125,005	$151,734	$151,503	$0	$1,886,583

Current-period charge-offs	0	0	0	0	0	(136)	0	0	(136)
Current-period recoveries	0	0	0	0	0	44	0	0	44

Current-period net charge-offs	$0	$0	$0	$0	$0	$(92)	$0	$0	$(92)

								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$420,977	$663,113	$304,579	$127,377	$83,252	$53,713	$145,431	$0	$1,798,442
Special Mention	0	0	4,689	557	0	1,420	995	0	7,661
Substandard	0	250	1,535	0	216	17,499	746	0	20,246
Doubtful	0	0	0	0	0	0	0	0	0

Total	$420,977	$663,363	$310,803	$127,934	$83,468	$72,632	$147,172	$0	$1,826,349

YTD charge-offs	0	0	0	0	0	(2,027)	0	0	(2,027)
YTD recoveries	0	0	0	0	0	1,513	0	0	1,513

YTD net charge-offs	$0	$0	$0	$0	$0	$(514)	$0	$0	$(514)

Bankcard								Revolving loans converted to term loans

	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$7,749	$0	$7,749
Special Mention	0	0	0	0	0	0	133	0	133
Substandard	0	0	0	0	0	0	117	0	117
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$7,999	$0	$7,999

Current-period charge-offs	0	0	0	0	0	0	(35)	0	(35)
Current-period recoveries	0	0	0	0	0	0	6	0	6

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(29)	$0	$(29)

	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,419	$0	$8,419
Special Mention	0	0	0	0	0	0	362	0	362
Substandard	0	0	0	0	0	0	156	0	156
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,937	$0	$8,937

YTD charge-offs	0	0	0	0	0	0	(221)	0	(221)
YTD recoveries	0	0	0	0	0	0	52	0	52

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(169)	$0	$(169)

Other Consumer
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$100,500	$428,681	$358,063	$200,102	$61,123	$18,728	$5,922	$0	$1,173,119
Special Mention	0	0	0	0	0	6	2	0	8
Substandard	0	3	0	0	0	0	0	0	3
Doubtful	0	0	0	0	0	0	0	0	0

Total	$100,500	$428,684	$358,063	$200,102	$61,123	$18,734	$5,924	$0	$1,173,130

Current-period charge-offs	0	(161)	(321)	(129)	(42)	(52)	(1)	0	(706)
Current-period recoveries	0	22	3	24	4	53	0	0	106

Current-period net charge-offs	$0	$(139)	$(318)	$(105)	$(38)	$1	$(1)	$0	$(600)

	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$419,768	$401,958	$231,172	$74,550	$34,435	$7,466	$6,110	$0	$1,175,459
Special Mention	0	0	0	0	0	14,763	2	0	14,765
Substandard	3	0	0	0	0	2,352	0	0	2,355
Doubtful	0	0	0	0	0	1	0	0	1

Total	$419,771	$401,958	$231,172	$74,550	$34,435	$24,582	$6,112	$0	$1,192,580

YTD charge-offs	(136)	(1,013)	(1,040)	(393)	(228)	(484)	(2)	0	(3,296)
YTD recoveries	3	74	113	30	43	216	0	0	479

YTD net charge-offs	$(133)	$(939)	$(927)	$(363)	$(185)	$(268)	$(2)	$0	$(2,817)

At March 31, 2021 and December 31, 2020, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $18,690 and $22,595, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31,
2021
, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $219. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the three months ended March 31, 2021 are presented in accordance with ASC Topic 326.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $54,439 and $56,143 at March 31, 2021 and December 31, 2020, respectively, related to loans are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $99 and $250 for accrued interest receivables not expected to be collected as of March 31,

2021, and December 31, 2020, respectively. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become
90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2021 and December 31, 2020:

	Accrued Interest Receivable
	At March 31, 2021	At December 31, 2020
Commercial Real Estate:
Owner-occupied	$4,716	$5,001
Nonowner-occupied	13,997	15,989
Other Commercial	15,513	12,320
Residential Real Estate	10,591	12,558
Construction	6,636	7,314
Consumer:
Bankcard	0	0
Other consumer	3,085	3,211

	$54,538	$56,393
Less: Allowance for credit losses	(99)	(250)

Total	$54,439	$56,143

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2021 and 2020:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended March 31
	2021	2020
Commercial Real Estate:
Owner-occupied	$1	$17
Nonowner-occupied	36	7
Other Commercial	6	12
Residential Real Estate	28	70
Construction	0	0
Consumer:
Bankcard	0	0
Other consumer	64	40

Total	$135	$146

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $20,024 and $19,250 at March 31, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.

As of March 31, 2021, the allowance for credit losses decreased from December 31, 2020 primarily due to improved macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at March 31, 2021. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The first quarter of 2021 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the continued impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values, external factors and past due loans and leases.

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

•	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the first quarter of 2021 as compared to the fourth quarter of 2020.

•	The forecast is less severe than fourth quarter 2020 while maintaining a long gradual recovery pace extending into 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•	Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans and Leases
For the Three Months Ended March 31, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830
Charge-offs	(143)	(3,101)	(2,623)	(213)	(136)	(35)	(706)	0	(6,957)
Recoveries	6	253	1,347	653	44	6	106	0	2,415
Provision	(2,143)	1,600	7,642	(4,574)	(656)	(22)	(1,553)	0	294

Ending balance	$21,074	$47,902	$84,504	$24,991	$38,329	$271	$14,511	$0	$231,582

3
0

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Year Ended December 31, 2020

	Commercial Real Estate				Construction			Allowance for
	Owner- occupied	Nonowner- occupied	Other Commercial	Residential Real Estate	& Land Development	Bankcard	Other Consumer	Estimated Imprecision	Total
Allowance for Loan and Lease Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,195)	(6,134)	(17,350)	(1,760)	(2,027)	(221)	(3,296)	0	(32,983)
Recoveries	795	1,023	4,461	1,063	1,513	52	479	0	9,386
Provision	5,665	30,175	40,561	6,902	16,806	389	5,795	0	106,293

Ending balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($77,586)	$0	$0	$101,767	($77,586)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,798,723		$5,315		$1,804,038

	December 31, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($76,120)	$0	$0	$101,767	($76,120)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,791,533		$5,315		$1,796,848

United incurred amortization expense of $1,466 and $1,577 for the quarters ended March 31, 2021 and 2020, respectively.
The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2020	$1,791,533	$5,315	$1,796,848
Preliminary addition to goodwill from Carolina Financial acquisition	7,190	0	7,190

Goodwill at March 31, 2021	$1,798,723	$5,315	$1,804,038

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2020:

Year	Amount
2021	$5,866
2022	4,983
2023	4,680
2024	3,255
2025	2,942
2026 and thereafter	3,921
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
The unpaid principal balances of loans serviced for others were approximately $3,585,890 at March 31, 2021 and $3,587,953 at December 31, 2020.
The estimated fair value of the mortgage servicing rights was $26,165 and $20,955 at March 31, 2021 and December 31, 2020, respectively. The estimated fair value of servicing rights at March 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 13.11% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 7.93% to 19.88% with a weighted average prepayment rate of 14.89%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.95%. The estimated fair value of servicing rights at December 31, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 14.07% with a weighted average discount rate of 10.62%, average CPR ranging from 7.98% to 18.42% with a weighted average prepayment rate of 14.60%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.88%. Please refer to Note 15 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note 2 of these Notes to Consolidated Financial Statements, the Company acquired $20,123 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020. The following presents the activity in mortgage servicing rights, including their valuation allowance for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
MSRs beginning balance	$22,338
Amount capitalized	3,224
Purchased servicing	0
Amount amortized	(2,161)

MSRs ending balance	$23,401

MSRs valuation allowance beginning balance	$(1,383)
MSRs impairment	0

MSRs valuation allowance ending balance	$(1,383)

MSRs, net of valuation allowance	$22,018

The Company did not record any temporary impairments on mortgage servicing rights for the three months ended March 31, 2021.
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2021	March 31, 2020
Operating lease cost	Net occupancy expense	$5,349	$5,066
Sublease income	Net occupancy expense	(297)	(205)

Net lease cost		$5,052	$4,861

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$69,369	$69,520
Operating lease liabilities	Operating lease liabilities	$73,531	$73,213
Other information related to leases was as follows:

March 31, 2021
Weighted-average remaining lease term:
Operating leases	5.86 years
Weighted-average discount rate:
Operating leases	2.41%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,446	$5,017
ROU assets obtained in the exchange for lease liabilties	4,443	3,783
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2020, consists of the following as of March 31, 2021 and December 31, 2020:

	Amount
Year	As of March 31, 2021	As of December 31, 2020
2021	$15,408	$20,172
2022	16,744	16,196
2023	13,237	12,723
2024	8,716	8,242

	Amount
Year	As of March 31, 2021	As of December 31, 2020
2025	5,982	5,516
Thereafter	18,460	15,330
Total lease payments	78,547	78,179
Less: imputed interest	(5,016)	(4,966)

Total	$73,531	$73,213

10. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At March 31, 2021, United did not have any federal funds purchased while total securities sold under agreements to repurchase (“REPOs”) were $145,200. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2021, United had no outstanding balance under this line of credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2021, United had an unused borrowing amount of approximately $6,772,658 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2021, $533,948 of FHLB advances with a weighted-average contractual interest rate of 0.34% and a weighted-average effective interest rate of 0.55% are scheduled to mature within the next four years
.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2021	$500,000
2022	22,671
2023	0
2024	0
2025 and thereafter	11,277

Total	$533,948

At March 31, 2021, United had a total of nineteen
statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2021 and December 31, 2020, the outstanding balance of the Debentures was $270,382 and $269,972, respectively. United also assumed $
10,000
in aggregate principal amount of fixed-to-floating rate subordinated notes in the Carolina Financial acquisition. At both March 31, 2021 and December 31, 2020, the outstanding balance of the subordinated notes was
$9,865
.

The amounts for the Debentures and the subordinated notes are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital
Securities
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
is unable to consider the Capital Securities or the subordinated notes as Tier 1 capital, but rather the Capital Securities and subordinated notes are included as a component of United’s Tier 2 capital. United can include the Capital Securities and subordinated notes in its Tier 2 capital on a permanent basis.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,015,978 and $5,730,876 of loan commitments outstanding as of March 31, 2021 and December 31, 2020, respectively, approximately 41% of which contractually expire within one year. Included in the March 31, 2021 amount are commitments to extend credit of $408,989 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United had $3,055 and $5,092 of commercial letters of credit outstanding as of March 31, 2021 and December 31, 2020, repectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $139,347 and $134,916 as of March 31, 2021 and December 31, 2020, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,216 as of March 31, 2021 and December 31, 2020.

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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of March 31, 2021, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $1,291 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following March 31, 2021 related to the cash flow hedges. As of March 31, 2021, the maximum length of time over which forecasted transactions are hedged is nine years.
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
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for asset derivatives as of March 31, 2021. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2021 and December 31, 2020.

	Asset Derivatives
	March 31, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$23,918	Other assets	$500,000	$4,378

Total Cash Flow Hedges		$500,000	$23,918		$500,000	$4,378

Total derivatives designated as hedging instruments		$500,000	$23,918		$500,000	$4,378

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$40,905	$562	Other assets	$62,418	$1,581
TBA mortgage-backed securities	Other assets	1,108,571	17,887	Other assets	0	0
Interest rate lock commitments	Other assets	1,035,181	21,317	Other assets	973,350	38,332

Total derivatives not designated as hedging instruments		$2,184,657	$39,766		$1,035,768	$39,913

Total asset derivatives		$2,684,657	$63,684		$1,535,768	$44,291

	Liability Derivatives
	March 31, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$75,880	$3,659	Other liabilities	$77,011	$6,782
Total Fair Value Hedges		$75,880	$3,659		$77,011	$6,782
Total derivatives designated as hedging instruments		$75,880	$3,659		$77,011	$6,782
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$69,097	$1,972	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	0	0		789,000	6,276
Total derivatives not designated as hedging instruments		$69,097	$1,972		$789,000	$6,276
Total liability derivatives		$144,977	$5,631		$866,011	$13,058

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2021 and December 31, 2020.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	March 31, 2021
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$76,666	$(3,659)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2020
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$77,810	$(6,782)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2021	March 31, 2020
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(223)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(235)	$(443)

Total derivatives in hedging relationships		$(458)	$(443)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(2,990)	$760
TBA mortgage-backed securities	Income from Mortgage Banking Activities	24,163	(18,975)
Interest rate lock commitments	Income from Mortgage Banking Activities	(6,991)	13,696

Total derivatives not designated as hedging instruments		$14,182	$(4,519)

Total derivatives		$13,724	$(4,962)

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2021, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at March 31, 2021. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.37% with a weighted average increase of 0.22%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.37% with a weighted average increase of 0.22%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2021 Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,935	$0	$14,935	$0
State and political subdivisions	585,231	0	585,231	0
Residential mortgage-backed securities
Agency	1,002,219	0	1,002,219	0
Non-agency	8,249	0	8,249	0
Commercial mortgage-backed securities
Agency	674,426	0	674,426	0
Asset-backed securities	398,800	0	398,800	0
Single issue trust preferred securities	17,434	0	17,434	0
Other corporate securities	470,369	6,095	464,274	0

Total available for sale securities	3,171,663	6,095	3,165,568	0

		Fair Value at March 31, 2021 Using
Description	Balance as of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Financial services industry	161	161	0	0
Equity mutual funds (1)	5,016	5,016	0	0
Other equity securities	5,877	5,877	0	0

Total equity securities	11,054	11,054	0	0
Loans held for sale	808,134	0	64,684	743,450
Derivative financial assets:
Interest rate swap contracts	23,918	0	23,918	0
Forward sales commitments	562	0	562	0
TBA mortgage-backed securities	17,887	0	2,314	15,573
Interest rate lock commitments	21,317	0	3,508	17,809

Total derivative financial assets	63,684	0	30,302	33,382
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,659	0	3,659	0
Forward sales commitments	1,972	0	1,972	0

Total derivative financial liabilities	5,631	0	5,631	0

		Fair Value at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,344	$0	$66,344	$0
State and political subdivisions	565,160	0	565,160	0
Residential mortgage-backed securities
Agency	928,891	0	928,891	0
Non-agency	21,776	0	21,776	0
Commercial mortgage-backed securities
Agency	675,145	0	675,145	0
Asset-backed securities	294,623	0	294,623	0
Single issue trust preferred securities	17,027	0	17,027	0
Other corporate securities	384,393	6,207	378,186	0

Total available for sale securities	2,953,359	6,207	2,947,152	0
Equity securities:
Financial services industry	134	134	0	0
Equity mutual funds (1)	4,602	4,602	0	0
Other equity securities	5,982	5.982	0	0

Total equity securities	10,718	10,718	0	0
Loans held for sale	698,341	0	43,608	654,733
Derivative financial assets:
Interest rate swap contracts	4,378	0	4,378	0
Forward sales commitments	1,581	0	1,581	0
TBA mortgage-backed securities	0	0	0	0

		Fair Value at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate lock commitments	38,332	0	6,321	32,011

Total derivative financial assets	44,291	0	12,280	32,011
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	6,782	0	6,782	0
TBA mortgage-backed securities	6,276	0	6,276	0

Total derivative financial liabilities	13,058	0	13,058	0
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2021 and the year ended December 31, 2020.
The following table presents additional information about financial assets and liabilities measured at fair value at March 31, 2021 and December 31, 2020 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Loans held for sale
	March 31, 2021	December 31, 2020
Balance, beginning of period	$654,733	$384,375
Originations	1,580,090	5,699,581
Sales	(1,542,553)	(5,652,693)
Total gains or losses during the period recognized in earnings	51,180	223,470
Transfers in and/or out of Level 3	(0)	(0)

Balance, end of period	$743,450	$654,733

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets TBA Securities
	March 31, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	15,573	0

Balance, end of period	$15,573	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2021	December 31, 2020
Balance, beginning of period	$32,011	$4,518
Transfers other	(14,202)	27,493

Balance, end of period	$17,809	$32,011

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

Fair Value Option
As of January 1, 2021, United elected the fair value option for new loans held for sale originated in its community banking segment after that date to mitigate a divergence between accounting losses and economic exposure. Prior to January 1, 2021, United elected the fair value option only for its loans held for sale in its mortgage banking segment.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Income from mortgage banking activities	$(17,851)	$1,625
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2021			December 31, 2020
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Loans held for sale	$799,706	$808,134	$8,428	$672,458	$698,341	$25,883
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market
accounting or write-downs of individual assets.
The following describes the valuation techniques used by United to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.
Loans held for sale
: Prior to January 1, 2021, loans held for sale within the community banking segment that were delivered on a best efforts basis were carried at the lower of cost or fair value. As previously mentioned, United elected the fair value option for all loans held for sale as of January 1, 2021. Under the lower of cost or fair value accounting method, the fair value of loans held for sale within the community banking segment was based on the price secondary markets offered at the time for similar loans using observable market data which was not materially different than cost due to the short duration between origination and sale (“Level 2”). As such, United recorded any fair value adjustments for these loans held for sale on a nonrecurring basis. Gains and losses on sale of loans were recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
:
For United, intangible assets consist primarily of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first three months of 2021 and 2020.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For March 31, 2021, the average range of discount rates was
10.50% to 13.11% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.93% to 19.88% with a weighted average prepayment rate of 14.89%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 3.95%. For December 31, 2020, the average range of discount rates was 9.50% to 14.07% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.98% to 18.42% with a weighted average prepayment rate of 14.60%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.88%.
The Company did not record any temporary impairment of mortgage servicing rights in the quarter ended March 31, 2021. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset in 2020.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of March 31, 2021	Carrying value at March 31, 2021			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$21,286	$0	$16,777	$4,509	$(1,522)
OREO	18,690	0	18,490	200	(3,306)
Mortgage servicing rights	26,165	0	0	26,165	0

		Carrying value at December 31, 2020
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$20,596	$0	$20,596	$0	$(197)
Individually assessed loans	37,498	0	14,467	23,031	1,318
OREO	22,595	0	22,595	0	(1,618)
Mortgage servicing rights	20,955	0	0	20,955	(1,383)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Cash and cash equivalents	$2,963,138	$2,963,138	$0	$2,963,138	$0
Securities available for sale	3,171,663	3,171,663	6,095	3,165,568	0
Securities held to maturity	997	1,020	0	0	1,020
Equity securities	11,054	11,054	11,054	0	0
Other securities	219,208	208,247	0	0	208,247
Loans held for sale	808,134	808,134	0	64,684	743,450
Net loans	17,134,309	16,415,210	0	0	16,415,210
Derivative financial assets	63,684	63,684	0	30,302	33,382
Mortgage servicing rights	22,018	26,165	0	0	26,165

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deposits	21,396,474	21,390,957	0	21,390,957	0
Short-term borrowings	145,200	145,200	0	145,200	0
Long-term borrowings	814,195	768,765	0	768,765	0
Derivative financial liabilities	5,631	5,631	0	5,631	0

December 31, 2020
Cash and cash equivalents	$2,209,068	$2,209,068	$0	$2,209,068	$0
Securities available for sale	2,953,359	2,953,359	6,207	2,947,152	0
Securities held to maturity	1,212	1,235	0	215	1,020
Equity securities	10,718	10,718	10,718	0	0
Other securities	220,895	209,850	0	0	209,850
Loans held for sale	718,937	718,937	0	64,204	654,733
Net loans	17,355,583	16,559,797	0	0	16,559,797
Derivative financial assets	44,291	44,291	0	12,280	32,011
Mortgage servicing rights	20,955	20,955	0	0	20,955
Deposits	20,585,160	20,583,607	0	20,583,607	0
Short-term borrowings	142,300	142,300	0	142,300	0
Long-term borrowings	864,369	815,991	0	815,991	0
Derivative financial liabilities	13,058	13,058	0	13,058	0

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
Compensation expense of $1,688 and $1,253
related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2021 and 2020, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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

A summary of activity under United’s stock option plans as of March 31, 2021, and the changes during the first three months of 2021 are presented below:

	Three Months Ended March 31, 2021
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price

Outstanding at January 1, 2021	1,904,557			$34.14
Granted	49,978			32.51
Exercised	(145,621)			28.01
Forfeited or expired	(108,147)			28.57

Outstanding at March 31, 2021	1,700,767	$7,750	5.6	$34.97

Exercisable at March 31, 2021	1,345,093	$6,612	4.8	$34.87

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	544,905	$6.93
Granted	49,978	5.65
Vested	(239,209)	7.32
Forfeited or expired	0	0.00

Nonvested at March 31, 2021	355,674	$6.49

During the three months ended March 31,
2021
and 2020, 145,621 and 14,694 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2021 and 2020 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2021 and 2020 was $1,408 and $248 respectively.
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
The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	340,976	$35.41
Granted	180,901	35.94
Vested	(128,935)	36.89
Forfeited	0	0.00

Nonvested at March 31, 2021	392,942	$35.17

Restricted Stock Units
Under the 2020 LTI Plan, United may grant restricted stock units (“RSUs”) to key employees. These awards help align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. These RSU grants could be time-vested RSUs, performance-vested RSUs, or a

5
1

combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs that vest is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares during the time and performance periods. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the first three months of
2021
:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	0	$0.00
Granted	136,896	35.65
Vested	0	0.00
Forfeited or expired	0	0.00

Nonvested at March 31, 2021	136,896	$35.65

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2021 and 2020.
Included in accumulated other comprehensive income at December 31, 2020 are unrecognized actuarial losses of $65,426 ($50,182 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three months ended March 31, 2021 and 2020 included the following components:

	Three Months Ended March 31
	2021	2020
Service cost	$750	$715
Interest cost	1,020	1,287
Expected return on plan assets	(2,924)	(2,629)
Recognized net actuarial loss	1,572	1,442

Net periodic pension (benefit) cost	$418	$815

Weighted-Average Assumptions:
Discount Rate	2.81%	3.42%
Expected return on assets	6.25%	6.75%
Rate of Compensation Increase (prior to age 40)	5.00%	5.00%
Rate of Compensation Increase (ages 40-54)	4.00%	4.00%
Rate of Compensation Increase (prior to age 45)	n/a	n/a
Rate of Compensation Increase (otherwise)	3.50%	3.50%

5
2

17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2021 and 2020, the total amount of accrued interest related to uncertain tax positions was $695 and $693, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017, 2018 and 2019 and certain State Taxing authorities for the years ended December 31, 2017 through 2019.
United’s effective tax rate was 20.50% for the first quarter of 2021 and 19.75% for the first quarter of 2020.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31
	2021	2020
Net Income	$106,898	$40,183
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(45,967)	23,103
Related income tax effect	10,710	(5,383)
Net reclassification adjustment for gains included in net income	(1,444)	(175)
Related income tax effect	336	41

	(36,365)	17,586

Net effect of AFS securities on other comprehensive income	(36,365)	17,586
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	19,317	0
Related income tax effect	(4,501)	0
Net reclassification adjustment for losses included in net income	223	0
Related income tax effect	(52)	0

Net effect of cash flow hedge derivatives on other comprehensive income	14,987	0
Pension plan:
Recognized net actuarial loss	1,572	1,442
Related income tax benefit	(703)	(330)

Net effect of change in pension plan asset on other comprehensive income	869	1,112

Total change in other comprehensive income	(20,509)	18,698

Total Comprehensive Income	$86,389	$58,881

5
3

The components of accumulated other comprehensive income for the three months ended March 31, 2021 are as follows:
Changes in Accumulated Other Comprehensive Income (AOCI) by Component
(a)
For the Three Months Ended March 31, 2021

	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$65,205	$3,358	$(46,193)	$22,370
Other comprehensive income before reclassification	(35,257)	14,816	0	(20,441)
Amounts reclassified from accumulated other comprehensive income	(1,108)	171	869	(68)

Net current-period other comprehensive income, net of tax	(36,365)	14,987	869	(20,509)

Balance at March 31, 2021	$28,840	$18,345	$(45,324)	$1,861

(a)	All amounts are net-of-tax.
Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2021

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(1,444)	Net investment securities gains

	(1,444)	Total before tax
Related income tax effect	336	Tax expense

	(1,108)	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$223	Interest expense

	223	Total before tax
Related income tax effect	(52)	Tax expense

	171	Net of tax

Pension plan:
Recognized net actuarial loss	1,572 (a)

	1,572	Total before tax
Related income tax effect	(703)	Tax expense

	869	Net of tax

Total reclassifications for the period	$(68)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2021	2020
Distributed earnings allocated to common stock	$45,068	$35,487
Undistributed earnings allocated to common stock	61,531	4,578

Net earnings allocated to common shareholders	$106,599	$40,065

Average common shares outstanding	128,635,740	101,295,073

5
4

	Three Months Ended
	March 31
	2021	2020
Common stock equivalents	255,121	104,108

Average diluted shares outstanding	128,890,861	101,399,181

Earnings per basic common share	$0.83	$0.40
Earnings per diluted common share	$0.83	$0.40
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

5
5

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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2021			As of December 31, 2020
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,367	$284,660	$10,707	$295,466	$284,788	$10,678

(1)	Represents investment in VIEs.
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

5
6

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2021 and 2020 is as follows:

	At and For the Three Months Ended March 31, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$187,197	$2,650	$(2,138)	$3,251	$190,960
Provision for credit losses	143	0	0	0	143
Other income	26,388	67,507	1,521	(2,843)	92,573
Other expense	110,017	41,183	(2,681)	408	148,927
Income taxes	21,202	5,940	423	0	27,565

Net income (loss)	$82,223	$23,034	$1,641	$0	$106,898

Total assets (liabilities)	$26,625,449	$930,481	$40,862	$(566,037)	$27,030,755
Average assets (liabilities)	26,154,094	716,744	23,029	(402,751)	26,491,116

	At and For the Three Months Ended March 31, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$140,420	$949	$(2,689)	$2,838	$141,518
Provision for credit losses	27,119	0	0	0	27,119
Other income	19,567	21,190	9	(3,960)	36,806
Other expense	80,464	20,757	1,034	(1,122)	101,133
Income taxes	10,350	273	(734)	0	9,889

Net income (loss)	$42,054	$1,109	$(2,980)	$0	$40,183

Total assets (liabilities)	$20,159,252	$610,768	$18,174	$(417,541)	$20,370,653
Average assets (liabilities)	19,503,515	366,379	6,189	(276,830)	19,599,253

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

5
7

CORONAVIRUS
(“COVID-19”)
PANDEMIC
During 2020, the
COVID-19
pandemic had a severe disruptive impact on the U.S. and global economy with businesses closing in response to the pandemic. The economic disruption caused by the virus outbreak caused downturns and increased uncertainty and volatility in financial markets. Individual state governmental responses to the pandemic included orders closing
“non-essential”
businesses temporarily and directing individuals to restrict their movements, observe social distancing and “shelter-
in-place.”
These actions, together with responses to the pandemic by businesses and individuals, resulted in rapid decreases in commercial and consumer activity, temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, material decreases in oil and gas prices, disrupted global supply chains, changes in consumer behavior because of the potential exposure to the virus, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future.
Several legislative measures were enacted to provide relief for those affected and provide stimulus to poor economic conditions. On March 29, 2020, then President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which authorized approximately $2 trillion in relief to businesses and workers that were affected by events related to
COVID-19.
The CARES Act included the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small- and medium-sized
businesses through federally guaranteed loans distributed through banks. These loans were intended to guarantee eight weeks of payroll and other costs to help those businesses remain viable and allow their workers to pay their bills. In return for processing and booking these loans, the Small Business Administration (“SBA”), will pay the lender a processing fee tiered by the size of the loan (5% for loans of not more than $350 thousand; 3% for loans of more than $350 thousand and less than $2 million; and 1% for loans of at least $2 million). For the year of 2020, United processed almost 9,000 loans totaling over $1.29 billion under the PPP and recognized $16.26 million of net fee income during the year of 2020 related to the PPP loans.
The PPP loan program was extended and amended through additional legislation during 2020. The last of which occurred on December 27, 2020 when then President Trump signed into law the 2021 Consolidated Appropriations Act, an approximately $900 billion bill to provide additional
COVID-19
relief and among other measures, extended weekly unemployment benefits, provided another round of economic stimulus payments to individuals and families, lengthened temporary suspensions and modifications of several-bank related provisions and provided more aid to small businesses. Most notably, the 2021 Consolidated Appropriations Act reauthorized and appropriated up to $284.5 billion for the PPP for both first-time and second-time borrowers to receive loan disbursements for a period ending March 31, 2021, expanded the list of eligible PPP expenses and created a simplified loan forgiveness application for loans under $150 thousand.
On March 11, 2021, newly elected President Joe Biden signed into law the $1.9 trillion American Rescue Plan Act of 2021. The legislation included additional stimulus checks to eligible individuals and an extension of the
$300-per-week
supplement to federal unemployment benefits through September 6, 2021. The legislation also allocates funding to small businesses, state and local governments, and
COVID-19
vaccination and testing and tracing efforts. The legislation also modified the PPP to clarify that the SBA affiliation rules would not apply to certain applicants. Specifically, 501(c)(3) organizations that employ not more than 500 employees per physical location of the organization would become eligible for the program. The legislation also provided an additional $7.25 billion for the program. However, the legislation did not extend the March 31, 2021application deadline.
On March 30, 2021, President Biden signed into law the PPP Extension Act of 2021.This bill extended the PPP through June 30, 2021. For the final 30 days of the program (i.e., from June 1 until June 30), the SBA may only process applications submitted prior to June 1, and it may not accept any new loan applications.
Impact on our Operations.
In the states where United operates, many jurisdictions declared health emergencies. The resulting closures of non-essential
businesses and related economic disruption impacted our operations as well as the operations of our customers. Financial services have been identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remains open. To address the issues arising as a result of
COVID-19,
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

As of March 31, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of
COVID-19.
The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations.
Although economic conditions improved in the first quarter of 2021, significant uncertainties as to future economic conditions exist. While industries were and continue to be impacted more severely than others, all businesses were impacted by the
COVID-19
pandemic to some degree in 2020. The economic pressures, existing and forecasted, as of end of each quarter during 2020, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the year of 2020. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives in the first quarter of 2020.
The Company’s fee income has been reduced due to
COVID-19.
In keeping with guidance from regulators, the Company actively worked with
COVID-19
affected customers during 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. Should the pandemic and the global response escalate further as outbreaks occur, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income has and could continue to be reduced due to
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
Capital and liquidity.
As of March 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us, rates for short-term funding were volatile throughout 2020. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

For a discussion of the United’s liquidity and capital resources in light of the
COVID-19
pandemic please refer to the sections with the captions of “Liquidity and Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Lending operations and accommodations to borrowers.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client and within the guidance of the CARES Act, the Company is deferring either the full loan payment or the principal component of the loan payment for stated period of time. Through March 31, 2021, United has made 5,967 eligible loan modifications on approximately $3.18 billion of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act. Of those amounts made, 407 of eligible loan modifications remain on approximately $193.45 million of loans outstanding as of March 31, 2021. In accordance with the CARES Act, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage and extensions of the PPP, administered by the SBA, the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year
or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of March 31, 2021, the Company had 8,946 of PPP loans with a balance of approximately $1.20 billion. The Company recognized approximately $11.31 million in net fees on PPP loans during the first quarter ended March 31, 2021. Remaining fees due from the SBA will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Retail operations.
The Company has been committed to assisting our customers and communities during the
COVID-19
pandemic. Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members. We have introduced temporary changes to help with the financial hardship caused by
COVID-19
for both our customers and
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
The Company continues to monitor the safety of our staff. With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or childcare issues. For our retail staff being asked to work during this event, a special bonus was paid in appreciation for their service.
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

The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the first quarter of 2021 was impacted by increased levels of average balances, income, and expense as compared to the first quarter of 2020. In addition, the first quarter of 2020 included $1.56 million of merger-related expenses from the Carolina Financial acquisition.
TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (“LIBOR”)
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2021, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL CONDITION
United’s total assets as of March 31, 2021 were $27.03 billion, which was an increase of $846.51 million or 3.23% from December 31, 2020. This increase was mainly due to an increase of $754.07 million or 34.14% in cash and cash equivalents, an increase of $216.74 million or 6.80% in investment securities, and an increase of $89.20 million or 12.41% in loans held for sale. These increases in assets were partially offset by a $225.52 million or 1.28% decrease in portfolio loans. Total liabilities increased $811.43 million or 3.71% from year-end
2020. Deposits increased $811.31 million or 3.94% and accrued expenses and other liabilities increased $46.30 million or 22.88%, which were partially offset by a $47.27 million or 4.70% decrease in borrowings. Shareholders’ equity increased $35.08 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2021 increased $754.07 million or 34.14% from year-end
2020. In particular, interest-bearing deposits with other banks increased $766.13 million or 40.09% as United placed more cash in an interest-bearing account with the Federal Reserve. Partially offsetting this increase in cash and cash equivalents was a $12.16 million or 4.09% decrease in cash and due from banks. Federal funds sold increased $102 thousand or 12.39%. During the first three months of 2021, net cash of $80.58 million and $712.47 million were provided by operating and financing activities, respectively, while net cash of $38.99 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2021 and 2020.
Securities
Total investment securities at March 31, 2021 increased $216.74 million or 6.80%. Securities available for sale increased $218.30 million or 7.39%. This change in securities available for sale reflects $268.09 million in sales, maturities and calls of securities, $536.57 million in purchases, and a decrease of $47.41 million in market value. The majority of the purchase activity was related to mortgage-backed securities, corporate securities, and asset-backed securities. Securities held to maturity declined $215 thousand or 17.74% from year-end
2020 due to maturities and calls of securities. Equity securities were $11.05 million at March 31, 2021, an increase of $336 thousand or 3.13% due mainly to net purchases. Other investment securities were flat, decreasing $1.69 million or less than 1% from year-end
2020 due to a decrease in Federal Home Loan Bank (“FHLB”) stock. Partially offsetting this decrease in FHLB stock were purchases of investment tax credits.
The following table summarizes the changes in the available for sale securities since year-end
2020:

(Dollars in thousands)	March 31 2021	December 31 2020	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,935	$66,344	$(51,409)	(77.49%)
State and political subdivisions	585,231	565,160	20,071	3.55%
Mortgage-backed securities	1,684,894	1,625,812	59,082	3.63%
Asset-backed securities	398,800	294,623	104,177	35.36%
Single issue trust preferred securities	17,434	17,027	407	2.39%
Corporate securities	470,369	384,393	85,976	22.37%

Total available for sale securities, at fair value	$3,171,663	$2,953,359	$218,304	7.39%

The following table summarizes the changes in the held to maturity securities since year-end
2020:

(Dollars in thousands)	March 31 2021		December 31 2020		$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0		$0		$0	0.00%
State and political subdivisions	977	(1)	1,192	(1)	(215)	(18.04%)
Mortgage-backed securities	0		0		0	0.00%
Single issue trust preferred securities	0		0		0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$997		$1,212		$(215)	(17.74%)

Note
: (1) net of allowance for credit losses of $23 thousand.

At March 31, 2021, gross unrealized losses on available for sale securities were $22.81 million. Securities with the most significant gross unrealized losses at March 31, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
As of March 31, 2021, United’s available for sale mortgage-backed securities had an amortized cost of $1.66 billion, with an estimated fair value of $1.68 billion. The portfolio consisted primarily of $989.24 million in agency residential mortgage-backed securities with a fair value of $1.00 billion, $8.20 million in non-agency
residential mortgage-backed securities with an estimated fair value of $8.25 million, and $663.70 million in commercial agency mortgage-backed securities with an estimated fair value of $674.43 million.
As of March 31, 2021, United’s available for sale corporate securities had an amortized cost of $882.49 million, with an estimated fair value of $886.60 million. The portfolio consisted of $18.24 million in single issue trust preferred securities with an estimated fair value of $17.43 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $399.26 million and a fair value of $398.80 million and other corporate securities, with an amortized cost of $464.99 million and a fair value of $470.37 million.
United’s available for sale single issue trust preferred securities had a fair value of $17.43 million as of March 31, 2021. Of the $17.43 million, $11.39 million or 65.36% were investment grade; $0.97 million or 5.58% were split rated; and $5.07 million or 29.06% were unrated. The two largest exposures accounted for 70.86% of the $17.43 million. These included Truist Bank at $7.29 million and Emigrant Bank at $5.07 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During the first quarter of 2021, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2021 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2021, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale increased $89.20 million or 12.41% from
year-end
2020. Loan originations in the secondary market exceeded sales during the first three months of 2021. Loan originations for the first three months of 2021 were $1.93 billion while loans sales were $1.84 billion. Loans held for sale were $808.13 million at March 31, 2021 as compared to $718.94 million at year-end
2020.
Portfolio Loans
Loans, net of unearned income, decreased $225.52 million or 1.28%. Since year-end
2020, commercial, financial and agricultural loans decreased $59.75 million or less than 1% as a result of a $109.95 million or 1.66% decrease in commercial real estate loans which was partially offset by a $50.20 million or 1.24% increase in commercial loans (not secured by real estate). Residential real estate loans decreased $202.36 million or 5.19% while consumer loans decreased $20.39 million or 1.70% due to a decrease in indirect automobile financing. Partially offsetting these decreases in loans, net of unearned income, was a $60.23 million or 3.30% increase in construction and land development loans.
The following table summarizes the changes in the major loan classes since year-end
2020:

(Dollars in thousands)	March 31 2021	December 31 2020	$ Change	% Change
Loans held for sale	$808,134	$718,937	$89,197	12.41%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,618,785	$1,622,687	$(3,902)	(0.24%)
Nonowner-occupied commercial real estate	4,911,683	5,017,727	(106,044)	(2.11%)
Other commercial loans	4,104,614	4,054,418	50,196	1.24%

Total commercial, financial, and agricultural	$10,635,082	$10,694,832	$(59,750)	(0.56%)
Residential real estate	3,697,527	3,899,885	(202,358)	(5.19%)
Construction & land development	1,886,583	1,826,349	60,234	3.30%
Consumer:
Bankcard	7,999	8,937	(938)	(10.50%)
Other consumer	1,173,130	1,192,580	(19,450)	(1.63%)

Total gross loans	$17,400,321	$17,622,583	$(222,262)	(1.26%)
Less: Unearned income	(34,430)	(31,170)	(3,260)	10.46%

Total Loans, net of unearned income	$17,365,891	$17,591,413	$(225,522)	(1.28%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets were flat from
year-end
2020, increasing $2.36 million or less than 1%. Derivative assets increased $23.85 million and deferred tax assets increased $7.23 million due to timing differences. Partially offsetting these increases were decreases of $25.54 million in income tax receivable due to timing differences, $3.90 million in Other Real Estate Owned properties (“OREO”) due to sales and write downs and $1.47 million in core deposit intangibles.
Deposits
Deposits represent United’s primary source of funding. Total deposits at March 31, 2021 increased $811.31 million or 3.94%. In terms of composition, noninterest-bearing deposits increased $688.51 million or 9.30% while interest-bearing deposits increased $122.80 million or less than 1% from December 31, 2020.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $688.51 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $275.75 million or 6.79%, personal noninterest-bearing deposits of $134.31 million or 12.22% and public noninterest-bearing deposits of $33.53 million or 25.67%. In addition, sweep activity to noninterest bearing MMDAs increased $255.87 million or 12.94%.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs increased $269.81 million or 3.30% while NOW accounts increased $14.46 million or 1.81% since year-end
2020. In particular, interest-bearing MMDAs increased $269.81 million as commercial MMDAs increased $185.74 million, public MMDAs increased $45.95 million, and personal MMDAs increased $40.52 million. Partially offsetting these increases in interest-bearing MMDAs is a decrease of $2.40 million in brokered MMDAs. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $154.10 million or 4.98% mainly due to a $67.70 million increase in personal NOW accounts, a $59.25 million increase in commercial NOW accounts, and a $27.15 million increase in public funds NOW accounts.

Regular savings increased $108.09 million or 8.42% from
year-end
2020 mainly due to an $101.74 million increase in personal savings accounts and a $5.83 million increase in commercial savings accounts.
Time deposits under $100,000 decreased $48.19 million or 4.92% from year-end
2020. This decrease in time deposits under $100,000 was the result of a $40.45 million decrease in fixed CDs under $100,000 and a $8.49 million decrease in list CDs under $100,000.
Since
year-end
2020, time deposits over $100,000 decreased $221.37 million or 11.48% as fixed rate CDs decreased $103.99 million, brokered certificates of deposits decreased $68.39 million, and public funds CDs over $100,000 decreased $41.63 million. In addition, CDARS decreased $7.62 million.
The table below summarizes the changes by deposit category since year-end
2020:

(Dollars in thousands)	March 31 2021	December 31 2020	$ Change	% Change
Demand deposits	$5,861,035	$5,428,398	$432,637	7.97%
Interest-bearing checking	814,096	799,635	14,461	1.81%
Regular savings	1,391,912	1,283,823	108,089	8.42%
Money market accounts	10,691,022	10,165,334	525,688	5.17%
Time deposits under $100,000	931,796	979,988	(48,192)	(4.92%)
Time deposits over $100,000 (1)	1,706,613	1,927,982	(221,369)	(11.48%)

Total deposits	$21,396,474	$20,585,160	$811,314	3.94%

(1)	Includes time deposits of $250,000 or more of $743,125 and $889,334 at March 31, 2021 and December 31, 2020, respectively.
Borrowings
Total borrowings at March 31, 2021 decreased $47.27 million or 4.70% since year-end
2020. During the first three months of 2021, short-term borrowings increased $2.90 million or 2.04% due to short-term securities sold under agreements to repurchase. Long-term borrowings decreased $50.17 million or 5.80% from year-end
2020 due to a $50.58 million decrease in long-term FHLB advances as payments exceeded new borrowings.
The table below summarizes the change in the borrowing categories since year-end
2020:

(Dollars in thousands)	March 31 2021	December 31 2020	$ Change	% Change
Short-term securities sold under agreements to repurchase	$145,200	$142,300	$2,900	2.04%
Long-term FHLB advances	533,948	584,532	(50,584)	(8.65%)
Subordinated debt	9,865	9,865	0	0.00%
Issuances of trust preferred capital securities	270,382	269,972	410	0.15%

Total borrowings	$959,395	$1,006,669	$(47,274)	(4.70%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2021 increased $46.30 million or 22.88% from year-end
2020. In particular, accounts payable associated with George Mason increased $45.02 million and income tax payable increased $9.57 million both due to timing differences. In addition, accrued mortgage escrow liabilities increased $4.76 million and business franchise taxes increased $2.40 million. Partially offsetting these increases was a decrease of $8.36 million in incentives payables due to payments and a $5.97 million decrease in derivative liabilities.

Shareholders’ Equity
Shareholders’ equity at March 31, 2021 was $4.33 billion, which was an increase of $35.08 million or less than 1% from year-end
2020.
Retained earnings increased $61.64 million or 5.11% from
year-end
2020. Earnings net of dividends for the first three months of 2021 were $61.64 million.
Accumulated other comprehensive income decreased $20.51 million or 91.68% from year-end
2020 due mainly to a decrease of $36.37 million in United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this decrease was a $14.99 million increase in the fair value adjustment for cash flow hedges, net of deferred income taxes. The after-tax
accretion of pension costs was $869 thousand for the first quarter of 2021.
During the fourth quarter of 2020, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 306,204 shares in the first quarter of 2021 at a cost of $9.96 million or an average price per share of $32.52.
RESULTS OF OPERATIONS
Overview
Net income for the first quarter of 2021 was $106.90 million as compared to earnings of $40.18 million for the first quarter of 2020. Higher net income for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to higher income from mortgage banking activities, driven by an elevated volume of mortgage loan originations and sales in the secondary market, the impact of the Carolina Financial acquisition and a lower provision for credit losses primarily due to better performance trends within the loan portfolio and an improved future macroeconomic forecast under the CECL accounting standard. Diluted earnings per share were $0.83 for the first quarter of 2021 and $0.40 for the first quarter of 2020.
United’s annualized return on average assets for the first three months of 2021 was 1.64% and return on average shareholders’ equity was 9.97% as compared to 0.82% and 4.82%, respectively, for the first three months of 2020. For the first three months of 2021, United’s annualized return on average tangible equity was 17.20%, as compared to 8.77% for the first three months of 2020.

	Three Months Ended
(Dollars in thousands)	March 31, 2021	March 31, 2020
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$106,898	$40,183
(b) Number of days	90	91
Average Total Shareholders’ Equity (GAAP)	$4,346,750	$3,350,652
Less: Average Total Intangibles	(1,825,639)	(1,507,272)

(b) Average Tangible Equity (non-GAAP)	$2,521,111	$1,843,380
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 365 or 366/ (c)	17.20%	8.77%
Net interest income for the first three months of 2021 was $190.96 million, an increase of $49.44 million or 34.94% from net interest income of $141.52 million for the first three months of 2020. The increase of $49.44 million in net interest income occurred because total interest income increased $25.18 million while total interest expense decreased $24.27 million from the first quarter of 2020.
The provision for credit losses was $143 thousand for the first three months of 2021 as compared to $27.12 million for the first three months of 2020. This decrease in the provision for credit losses was mainly due to the impact of better performance trends within the loan portfolio as well
as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. Noninterest income was $92.57 million for the first three months of 2021, an increase of $55.77 million or 151.52% from the first three months of 2020 due mainly to increased income from mortgage banking activities due to an elevated volume of mortgage loan originations and sales in the secondary market as well as the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense for the first three months of 2021 increased $47.79 million or 47.26% from the first three months of 2020 due mainly to the Carolina Financial acquisition as well as due to higher employee incentives and commissions expense mainly related to higher mortgage banking production. Income taxes increased $17.68 million or 178.74% for the first three months of 2021 as compared to the first three months of 2020. The effective tax rate was 20.50% and 19.75% for the first quarter of 2021 and 2020, respectively.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the first quarter of 2021 was $82.22 million compared to net income of $42.05 million for the first quarter of 2020. The higher net income within the community banking segment was due primarily to the impact of the Carolina Financial acquisition and a lower provision for credit losses.
Net interest income of $187.20 million for the first quarter of 2021 was an increase of $46.78 million or 33.31% from $140.42 million for the first quarter of 2020. Generally, net interest income for the first quarter of 2021 increased from the first quarter of 2020 due to an increase in average earning assets as a result of the Carolina Financial acquisition, PPP loan activity and to a larger decline in the average cost of funds as compared to the average yield on earning assets.
Provision for credit losses was $143 thousand for the three months ended March 31, 2021, a decrease of $26.98 million or 99.47% from a provision of $27.12 million for the same period of 2020. As previously mentioned, the decrease was due mainly to better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard.
Noninterest income increased $6.82 million for the first quarter of 2021 to $26.39 million as compared to $19.57 million for the first quarter of 2020. The increase of $6.82 million was due mainly to increased fees from brokerage, fees from deposit services, net gains on the sales and calls of investment securities and other miscellaneous income. Partially offsetting these increases was a decrease in income from bank-owned life insurance policies (“BOLI”) due to the recognition of death benefits for the first quarter of 2020.
Noninterest expense was $110.02 million for the first quarter of 2021, compared to $80.46 million for the same period of 2020. The increase of $29.55 million in noninterest expense was primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $23.03 million for the first quarter of 2021, compared to net income of $1.11 million for the first quarter of 2020. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $67.51 million for the first quarter of 2021, compared to $21.19 million for the first quarter of 2020. The increase in the first quarter of 2021 was due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense was $41.18 million for the first three months of 2021 as compared to $20.76 million for the first three months of 2020. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The increase in the first quarter of 2021 was due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the mortgage banking employees added from the Carolina Financial acquisition.
The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2021	March 2020	December 2020
Income Statement Summary:
Interest income	$205,657	$180,482	$208,914
Interest expense	14,697	38,964	16,925

Net interest income	190,960	141,518	191,989
Provision for credit losses	143	27,119	16,751
Other income	92,573	36,806	94,082
Other expense	148,927	101,133	156,117

Income before income taxes	134,463	50,072	113,203
Income taxes	27,565	9,889	20,833

Net income	$106,898	$40,183	$92,370

The following discussion explains in more detail the consolidated results of operations by major category.
Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2021 and 2020, are presented below.
Net interest income for the first quarter of 2021 was $190.96 million, an increase of $49.44 million or 34.94% from the first quarter of 2020. The $49.44 million increase in net interest income occurred because total interest income increased $25.18 million while total interest expense decreased $24.27 million from the first quarter of 2020. On a linked-quarter basis, net interest income for the first quarter of 2021 was relatively flat from the fourth quarter of 2020, decreasing $1.03 million or less than 1%. The $1.03 million decrease in net interest income occurred because total interest income decreased $3.26 million while total interest expense decreased $2.23 million from the fourth quarter of 2020.
Generally, net interest income for the first quarter of 2021 increased from the first quarter of 2020 due to a larger decline in the cost of average interest-bearing liabilities in comparison to the yield on average earning assets (interest rate spread). Generally, interest income for the first three months of 2021 increased from the first quarter of 2020 due to an increase in earning assets, mainly as a result of the Carolina Financial acquisition and PPP loan activity, while interest expense decreased primarily due to a decline in market interest rates which resulted in lower funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the first quarter of 2021 was $192.01 million, an increase of $49.71 million or 34.93% from the first quarter of 2020. Average earning assets for the first quarter of 2021 increased $6.21 billion or 35.91% from the first quarter of 2020 due to a $4.06 billion or 29.16% increase in average net loans and leases, including loans held for sale, a $1.58 billion or 220.44% increase in average short-term investments and a $572.81 million or 21.67% increase in average investment securities. The net interest spread for the first quarter of 2021 increased 30 basis points from first quarter of 2020 due to a 95 basis point decrease in the average cost of funds partially offset by a 65 basis point decrease in average yield on earning assets. PPP loan fee income of $11.31 million was recognized in the first quarter of 2021 driven primarily by loan forgiveness by the SBA. Loan accretion on acquired loans and leases was $9.80 million and $9.55 million for the first quarter of 2021 and 2020, respectively, an increase of $254 thousand. The net interest margin of 3.30% for the first quarter of 2021 was flat from the first quarter of 2020.
On a linked-quarter basis, United’s
tax-equivalent
net interest income for the first quarter of 2021 was relatively flat from the fourth quarter of 2020, decreasing $1.02 million or less than 1% due mainly to a change in the mix of average earning assets. Average earning assets increased $384.63 million or 1.66%. Specifically, average short-term investments increased $521.57 million or 29.50% and average investment securities increased $136.66 million or 4.44%. Average net loans for the quarter decreased $273.59 million or 1.50%. The net interest spread for the first quarter of 2021 of 3.14% was flat from the fourth quarter of 2020 due to equal 6 basis point decreases in the average cost of funds and the average yield on earning assets. PPP loan fee income for the first quarter of 2021 increased $4.33 million from the fourth quarter of 2020, driven primarily by higher loan forgiveness by the SBA. Loan accretion on acquired loans for the first quarter of 2021 declined $1.13 million or 10.32% from the fourth quarter of 2020. Loan accretion on acquired loans was $9.80 million and $10.93 million for the first quarter of 2021 and fourth quarter of 2020, respectively. The net interest margin of 3.30% for the first quarter of 2021 was a decrease of 3 basis points from the net interest margin of 3.33% for the fourth quarter of 2020.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended March 31, 2021, March 31, 2020 and December 31, 2020:

	Three Months Ended
(Dollars in thousands)	March 31 2021	March 31 2020	December 31 2020
Loan accretion	$9,800	$9,546	$10,928
Certificates of deposit	1,449	141	2,145
Long-term borrowings	174	268	305

Total	$11,423	$9,955	$13,378

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended March 31, 2021, March 31, 2020 and December 31, 2020.

	Three Months Ended
(Dollars in thousands)	March 31 2021	March 31 2020	December 31 2020
Net interest income, GAAP basis	$190,960	$141,518	$191,989
Tax-equivalent adjustment (1)	1,047	782	1,042

Tax-equivalent net interest income	$192,007	$142,300	$193,031

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2021 and 2020 and December 31, 2020. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2021 and 2020, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2021 and 2020. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,289,545	$1,893	0.34%	$714,507	$3,965	2.23%
Investment Securities:
Taxable	2,921,295	13,526	1.85%	2,537,229	16,969	2.68%
Tax-exempt	294,820	1,981	2.69%	106,081	879	3.31%

Total Securities	3,216,115	15,507	1.93%	2,643,310	17,848	2.70%
Loans, net of unearned income (2)	15,237,552	189,304	4.20%	14,072,021	159,451	4.55%
Allowance for loan losses	(235,795)			(134,084)

Net loans	18,001,757		4.26%	13,937,937		4.60%

Total earning assets	23,507,417	$206,704	3.56%	17,295,754	$181,264	4.21%

Other assets	2,983,699			2,303,499

TOTAL ASSETS	$26,491,116			$19,599,253

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,184,728	$11,985	0.37%	$9,278,782	$27,477	1.19%
Short-term borrowings	142,155	178	0.51%	137,427	458	1.34%
Long-term borrowings	833,365	2,534	1.23%	2,002,763	11,029	2.21%

Total Interest-Bearing Funds	14,160,248	14,697	0.42%	11,418,972	38,964	1.37%

Noninterest-bearing deposits	7,735,638			4,627,044
Accrued expenses and other liabilities	248,480			202,585

TOTAL LIABILITIES	22,144,366			16,248,601
SHAREHOLDERS’ EQUITY	4,346,750			3,350,652

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,491,116			$19,599,253

NET INTEREST INCOME		$192,007			$142,300

INTEREST SPREAD			3.14%			2.84%
NET INTEREST MARGIN			3.30%			3.30%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
For the quarters ended March 31, 2021 and 2020, the provision for credit losses was $143 thousand and $27.12 million, respectively. Net charge-offs were $4.54 million for the first quarter of 2021 as compared to net charge-offs of $6.69 million for the same quarter in 2020. The lower amount of provision expense for the first quarter of 2021 compared to the first quarter of 2020 was mainly due to better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. The lower amount of net charge-offs was due to a large charge-off
on a commercial credit in the first quarter of 2020. On a linked-quarter basis, the provision for credit losses decreased $16.61 million due mainly to better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. Net charge-offs for the first quarter of 2021 decreased $2.38 million from the fourth quarter of 2020. Annualized net charge-offs as a percentage of average loans were 0.10% for the first quarter of 2021.
As of March 31, 2021, nonperforming loans and leases were $116.23 million or 0.67% of loans and leases, net of unearned income as compared to $132.21 million or 0.75% of loans, net of unearned income at December 31, 2020. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $15.72 million at March 31, 2021, an increase of $1.89 million or 13.64% from $13.83 million at year-end
2020. This increase was primarily due to several large commercial relationships that have exceeded their stated maturity dates as of March 31, 2021. At March 31, 2021, nonaccrual loans were $48.99 million, which was a decrease of $13.73 million or 21.90% from $62.72 million at year-end
2020. This decrease was due to the repayment of three large commercial nonaccrual loans as well as the charge-off
of three commercial relationships. Restructured loans were $51.53 million at March 31, 2021, a decrease of $4.13 million or 7.42% from $55.66 million at year-end
2020. The decrease was mainly due to the repayment of one large commercial relationship and charge-off
of two commercial restructured loans during the first quarter of 2021. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $134.92 million, including OREO of $18.69 million at March 31, 2021, represented 0.50% of total assets.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2021, the allowance for credit losses was $251.61 million as compared to $255.08 million at December 31, 2020.
At March 31, 2021, the allowance for loan and lease losses was $231.58 million as compared to $235.83 million at December 31, 2020. The decrease in the allowance for loan and lease losses was due to better trends within the loan portfolio as well as improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.33% at March 31, 2021 and 1.34% at December 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 199.24% and 178.38% at March 31, 2021 and December 31, 2020, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.
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

The first quarter of 2021 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the continued impact of
COVID-19
on the economy as well as loan deferrals and modifications made in light of the pandemic when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values, external factors and past due loans and leases.

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

•	The ranges for the economic variables of GDP and the unemployment rate have narrowed in the first quarter of 2021 as compared to the fourth quarter of 2020.

•	The forecast is less severe than fourth quarter 2020 while maintaining a long gradual recovery pace extending into 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•	Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
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
United’s review of the allowance for loan and lease losses at March 31, 2021 produced increased allocations in one of the four loan categories and decreases in three of the loan categories. The allocation related to the commercial, financial & agricultural loan pool increased $2.84 million. This increase was primarily driven by an increased probability of default due to recognition of losses on several significant impaired relationships. The residential real estate allocation decreased $4.13 million primarily due to decrease in outstanding loan balances. The real estate construction and development loan pool allocation decreased $748 thousand. The consumer loan pool experienced a decrease of $2.20 million primarily due to improvement in economic conditions and the past economic stimulus which limited the Company’s loss experience from expectations.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $3.85 million at March 31, 2021 and $7.78 million at December 31, 2020. In comparison to the prior year-end,
this element of the allowance decreased by $3.93 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans as well as repayment of individually assessed loans.

Management believes that the allowance for credit losses of $251.61 million at March 31, 2021 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity securities for the first quarter of 2021 and 2020 was immaterial. The allowance for credit losses related to held to maturity securities was $23 thousand as of March 31, 2021 and December 31, 2020. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2021 and 2020 and no allowance for credit losses on available for sale investment securities as of March 31, 2021 and December 30, 2020. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of March 31, 2021. As a result of this assessment, United released reserves of $151 thousand for the first quarter of 2021. No provision for credit losses on accrued interest receivables was recorded for the first quarter of 2020. The allowance for accrued interest receivables not expected to be collected as of March 31, 2021 was $99 thousand as compared to $250 thousand at December 31, 2020.
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
Noninterest income for the first quarter of 2021 was $92.57 million, an increase of $55.77 million or 151.52% from the first quarter of 2020. The increase was due mainly to an increase in income from mortgage banking activities. Income from mortgage banking activities totaled $65.40 million for the first quarter of 2021 compared to $17.63 million for the first quarter of 2020. The increase of $47.76 million or 270.91% for the first quarter of 2021 was mainly due to increased loan sales. Mortgage loan sales were $1.84 billion in the first quarter of 2021 as compared to $617.61 million in the first quarter of 2020. Mortgage loans originated for sale were $1.93 billion for the first quarter of 2021 as compared to $733.61 million for the first quarter of 2020.
Mortgage loan servicing income of $2.34 million was recorded in the first quarter of 2021 due to the acquisition of Carolina Financial and Crescent Mortgage.
Fees from brokerage services for the first quarter of 2021 increased $1.41 million or 48.25% from the first quarter of 2020. This increase was due to an increased volume of transactions.
Fees from deposit services for the first quarter of 2021 increased $939 thousand or 11.80% from the first quarter of 2020. The increase was due primarily to higher debit card fee income partially offset by lower income from overdraft fees and automated teller machine (“ATM”) fees due to the waiving of fees towards the end of the first quarter of 2020 as a result of the
COVID-19
pandemic.
Income from bank-owned life insurance (“BOLI”) for the first quarter of 2021 was $1.40 million, a decrease of $985 thousand or 41.25% from the first quarter of 2020 due to a decrease in death benefits. For the first quarter of 2020, United recognized death benefits from BOLI of $1.19 million.

On a linked-quarter basis, noninterest income for the first quarter of 2021 decreased $1.51 million or 1.60% from the fourth quarter of 2020 primarily due to a decrease of $5.40 million in income from mortgage banking activities as mortgage loan originations and sales volumes declined from the fourth quarter of 2020. Mortgage loan sales were down $267.29 million or 12.70% in the first quarter of 2021 while mortgage loans originated for sale declined $84.95 million or 4.22% from the fourth quarter of 2020. In addition, fees from deposit services declined $605 thousand due to seasonality. Partially offsetting these decreases were increases of $2.02 million in net gains on investment securities and $1.20 million in fees from brokerage services in relation to the fourth quarter of 2020.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2021 was $148.93 million, which was an increase of $47.79 million or 47.26% from the first quarter of 2020.
Employee compensation for the first quarter of 2021 increased $27.87 million or 62.57% when compared to the first quarter of 2020. This increase was due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for first quarter of 2021 was due mainly to higher employee incentives and commissions expense primarily related to the increased mortgage banking production.
Employee benefits expense for the first quarter of 2021 increased $4.66 million or 43.24% from the first quarter of 2020. This increase was primarily due to higher levels of Federal Insurance Contributions Act (“FICA”), health insurance and postretirement expense due mainly to the additional employees from the Carolina Financial acquisition. The increase in FICA expense was also due to the higher incentives and commissions expense.
Net occupancy expense increased $1.88 million or 20.73% for the first quarter of 2021 as compared to the first quarter of 2020. The increase was due primarily to increases in building depreciation and maintenance expenses mainly as a result of the offices added in the Carolina Financial acquisition.
OREO expense for the first quarter of 2021 increased $2.72 million as declines in fair value of OREO properties increased from the first quarter of 2020.
Equipment expense increased $2.20 million or 57.19% for the first quarter of 2021, as compared to the same time period in 2020. The increase was due mainly to higher maintenance costs and depreciation expense primarily due to the Carolina Financial acquisition.
Data processing expense increased $1.52 million or 27.61% for the first quarter 2021 as compared to the first quarter of 2020 due to additional processing as a result of the Carolina Financial acquisition.
Mortgage loan servicing expense and impairment for the first quarter of 2021 increased $3.04 million from the same time period in 2020. The increase was due to the acquisition of Carolina Financial and Crescent Mortgage.
Other expense for the first quarter of 2021 increased $4.38 million or 18.66% from the first quarter of 2020. Within other expenses, the most significant increases were consulting and legal expenses of $1.25 million and amortization of income tax credits which reduces the effective tax rate of $1.17 million. Merger-related expenses associated with the Carolina Financial acquisition declined $1.56 million.
On a linked-quarter basis, noninterest expense for the first quarter of 2021 decreased $7.19 million or 4.61% from the fourth quarter of 2020 primarily due to decreases of $4.59 million in employee compensation and $5.29 million in other expenses. Employee compensation declined from the fourth quarter of 2020 primarily due a decline in expenses for salaries

(fewer employees), incentives and commissions (lower mortgage banking production) recognized in the first quarter of 2021. Within other expenses, the largest driver of the decrease was a decrease in the expense for the reserve for unfunded commitments of $2.52 million.
Income Taxes
For the first quarter of 2021, income tax expense was $27.57 million as compared to $9.89 million for the first quarter of 2020. The increase in the comparative quarter was due to higher earnings and a higher effective tax rate. On a linked-quarter basis, income tax expense increased $6.73 million primarily due to higher earnings and a higher effective tax rate. United’s effective tax rate was 20.50% for the first quarter of 2021, 19.75% for the first quarter of 2020 and 18.40% for the fourth quarter of 2020.
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
For the three months ended March 31, 2021, cash of $80.58 million was provided by operating activities due mainly to net income of $106.90 million for the quarter. In addition, an increase of $47.13 million in accrued expenses and a decrease of $13.00 million in other assets added cash to the net income amount. Partially offsetting these increases to cash was a decrease of $89.19 million in cash from mortgage banking activities as originations exceeded proceeds from the sales of mortgage loans in the secondary market. Net cash of $38.99 million was used in investing activities which was primarily due to $267.48 million of purchases of investment securities over proceeds from sales partially offset by net loan repayments of $229.97 million. During the first three months of 2021, net cash of $712.47 million was provided by financing activities due primarily to net growth of $812.76 million in deposits. These funding activities were partially offset by the net repayment of $50.00 million in long-term FHLB advances, cash dividends paid of $45.45 million and net repurchases of $11.21 million in treasury stock for the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $754.07 million for the first three months of 2021.

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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.68% at March 31, 2021 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.43%, 13.43% and 10.38%, respectively. The March 31, 2021 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.33 billion at March 31, 2021, which was relatively flat from December 31, 2020, an increase of $35.08 million or less than 1%. This increase is primarily due to an increase of $61.64 million in retained earnings (net income less dividends declared). Partially offsetting this increase was a decrease of $20.51 million in accumulated other comprehensive income due mainly to an after-tax
decrease in the fair value of available for sale securities. Treasury stock increased $11.21 million or 7.04% due to the repurchase of 306,204 shares of United common stock under a stock repurchase plan approved by United’s Board of directors in November of 2019.
United’s equity to assets ratio was 16.03% at March 31, 2021 as compared to 16.41% at December 31, 2020. The primary capital ratio, capital and reserves to total assets and reserves, was 16.80% at March 31, 2021 as compared to 17.22% at December 31, 2020. United’s average equity to average asset ratio was 16.41% for the first quarter of 2021 as compared to 17.10% the first quarter of 2020. All of these financial measurements reflect a financially sound position.
During the first quarter of 2021, United’s Board of Directors declared a cash dividend of $0.35 per share. Total cash dividends declared were $45.25 million for the first quarter of 2021 which was an increase of $9.65 million or 27.10% from dividends declared of $35.60 million for the first quarter of 2020.

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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2021 and December 31, 2020:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2021	December 31, 2020
+200	(2.16%)	(4.32%)
+100	(1.58%)	(2.61%)
-100	(0.55%)	0.03%
-200	(1.57%)	(0.05%)
At March 31, 2021, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.58% over one year as compared to a decrease of 2.61% at December 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 2.16% over one year as of March 31, 2021, as compared to a decrease of 4.32% as of December 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.55% over one year as of March 31, 2021 as compared to an increase of 0.03%, over one year as of December 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.57% over one year as of March 31, 2021 as compared to a decrease of 0.05% over one year as of December 31, 2020.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.29% in year two as of March 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.04% in year two as of March 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.08% in year two as of March 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.56% in year two as of March 31, 2021.
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
At March 31, 2021, United’s mortgage related securities portfolio had an amortized cost of $1.7 billion, of which approximately $593.6 million or 36% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay
and accretion directed (“VADMs”) bonds having an average life of approximately 3.5 years and a weighted average yield of 2.09%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 4.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 11.5%, or less than the price decline of a
5-year
treasury note. By comparison, the price decline of a
30-year
2.50% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 16.3%.
United had approximately $613.5 million in fixed rate balloon and Commercial Mortgage Backed Securities with a projected yield of 2.15% and a projected average life of 5.3 years on March 31, 2021. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.3 years.
United had approximately $19.1 million in
15-year
mortgage backed securities with a projected yield of 2.21% and a projected average life of 2.7 years as of March 31, 2021. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (“WALA”) of 8.3 years and a WAM of 7.8 years.
United had approximately $200.1 million in
20-year
mortgage backed securities with a projected yield of 1.48% and a projected average life of 5.9 years on March 31, 2021. This portfolio consisted of seasoned
20-year
mortgage paper with a
WALA of 1.3 years and a WAM of 18.6 years.
United had approximately $172.3 million in
30-year
mortgage backed securities with a projected yield of 2.33% and a projected average life of 5.2 years on March 31, 2021. This portfolio consisted of seasoned
30-year
mortgage paper with a WALA of 3.4 years and a WAM of 24.3 years.

The remaining 4% of the mortgage related securities portfolio on March 31, 2021, included
10-year
mortgage backed pass-through securities and other fixed rate mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2021 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended March 31, 2021, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form
10-K
for the year ended December 31, 2020 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form
10-K
are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended March 31, 2021 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2021	260,000	$32.54	260,000	3,080,000
2/01 – 2/28/2021	46,209	$32.44	46,204	3,033,796
3/01 – 3/31/2021	33,020	$37.88	0	3,033,796

Total	339,229	$33.04	306,204

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2021 – 33,020 shares at an average price of $37.88 were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2021, the following shares were purchased for the deferred compensation plan: February 2021 – 5 shares at an average price of $35.57.

(3)
In October 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the “2019 Plan”). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to a Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	May 10, 2021	/s/ Richard M. Adams
Richard M. Adams, Chairman of the Board and Chief Executive Officer

Date:	May 10, 2021	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive Vice President and Chief Financial Officer