Form 10-Q
period 2021-06-30
UNITED BANKSHARES INC/WV
filed 2021-08-09
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Registrant’s telephone number, including area code: (
304)
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
, 2021
, the registrant had
129,203,593
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2021 and December 31, 2020, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2021 and 2020, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30 2021	December 31 2020
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$306,648	$297,369
Interest-bearing deposits with other banks	3,369,823	1,910,876
Federal funds sold	925	823

Total cash and cash equivalents	3,677,396	2,209,068
Securities available for sale at estimated fair value (amortized cost-$3,221,432 at June 30, 2021 and $2,868,346 at December 31, 2020, allowance for credit losses of $0 at June 30, 2021 and December 31, 2020)	3,277,074	2,953,359
Securities held to maturity, net of allowance for credit losses of $31 at June 30, 2021 and $23 at December 31, 2020 (estimated fair value-$1,020 at June 30, 2021 and $1,235 at December 31, 2020)	989	1,212
Equity securities at estimated fair value	11,507	10,718
Other investment securities	221,931	220,895
Loans held for sale (at fair value-$576,827 at June 30, 2021 and $698,341 at December 31, 2020)	576,827	718,937
Loans and leases	16,921,652	17,622,583
Less: Unearned income	(33,651)	(31,170)

Loans and leases, net of unearned income	16,888,001	17,591,413
Less: Allowance for loan and lease losses	(217,545)	(235,830)

Net loans and leases	16,670,456	17,355,583
Bank premises and equipment	171,361	175,824
Operating lease right-of-use assets	66,635	69,520
Goodwill	1,810,040	1,796,848
Mortgage servicing rights, net of valuation allowance of $1,633 at June 30, 2021 and $1,383 at December 31, 2020	22,540	20,955
Accrued interest receivable, net of allowance for credit losses of $29 at June 30, 2021 and $250 at December 31, 2020	60,877	66,832
Other assets	623,293	584,496

TOTAL ASSETS	$27,190,926	$26,184,247

Liabilities
Deposits:
Noninterest-bearing	$8,283,454	$7,405,260
Interest-bearing	13,283,937	13,179,900

Total deposits	21,567,391	20,585,160
Borrowings:
Securities sold under agreements to repurchase	127,745	142,300
Federal Home Loan Bank (“FHLB”) borrowings	533,365	584,532
Other long-term borrowings	280,657	279,837
Reserve for lending-related commitments	20,897	19,250
Operating lease liabilities	70,546	73,213
Accrued expenses and other liabilities	196,612	202,335

TOTAL LIABILITIES	22,797,213	21,886,627

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-134,165,663 and 133,809,374 at June 30, 2021 and December 31, 2020, respectively, including 4,962,070 and 4,620,867 shares in treasury at June 30, 2021 and December 31, 2020, respectively	335,414	334,523
Surplus	2,901,591	2,894,471
Retained earnings	1,316,607	1,205,395
Accumulated other comprehensive gain	10,523	22,370
Treasury stock, at cost	(170,422)	(159,139)

TOTAL SHAREHOLDERS’ EQUITY	4,393,713	4,297,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,190,926	$26,184,247

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$182,741	$179,311	$371,414	$338,165
Interest on federal funds sold and other short-term investments	1,757	1,868	3,650	5,833
Interest and dividends on securities:
Taxable	13,846	16,241	27,372	33,210
Tax-exempt	1,842	1,297	3,407	1,991

Total interest income	200,186	198,717	405,843	379,199

Interest expense
Interest on deposits	11,012	19,249	22,997	46,726
Interest on short-term borrowings	182	196	360	654
Interest on long-term borrowings	2,475	8,670	5,009	19,699

Total interest expense	13,669	28,115	28,366	67,079

Net interest income	186,517	170,602	377,477	312,120
Provision for credit losses	(8,879)	45,911	(8,736)	73,030

Net interest income after provision for credit losses	195,396	124,691	386,213	239,090

Other income
Fees from trust services	4,193	3,261	7,956	6,744
Fees from brokerage services	3,654	2,651	7,977	5,567
Fees from deposit services	9,396	8,055	18,292	16,012
Bankcard fees and merchant discounts	1,368	718	2,432	1,711
Other service charges, commissions, and fees	775	610	1,534	1,128
Income from bank-owned life insurance	1,658	1,291	3,061	3,679
Income from mortgage banking activities	36,943	68,213	102,338	85,844
Mortgage loan servicing income	2,386	1,534	4,741	1,534
Net investment securities gains	24	1,510	2,633	1,706
Other income	2,449	547	4,455	1,271

Total other income	62,846	88,390	155,419	125,196

Other expense
Employee compensation	68,557	68,664	140,969	113,205
Employee benefits	14,470	12,779	29,920	23,565
Net occupancy expense	10,101	10,318	21,042	19,380
Other real estate owned (“OREO”) expense	372	607	3,997	1,513
Equipment expense	5,830	5,004	11,874	8,849
Data processing expense	6,956	15,926	13,982	21,432
Mortgage loan servicing expense and impairment	3,599	2,510	6,776	2,648
Bankcard processing expense	478	392	878	869
FDIC insurance expense	1,800	2,782	3,800	5,182
Other expense	26,788	30,392	54,640	53,864

Total other expense	138,951	149,374	287,878	250,507

Income before income taxes	119,291	63,707	253,754	113,779
Income taxes	24,455	11,021	52,020	20,910

Net income	$94,836	$52,686	$201,734	$92,869

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) – continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Earnings per common share:
Basic	$0.73	$0.44	$1.56	$0.84

Diluted	$0.73	$0.44	$1.56	$0.84

Average outstanding shares:
Basic	128,750,851	119,823,652	128,693,616	110,559,363
Diluted	129,033,988	119,887,823	128,946,280	110,624,976
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$94,836	$52,686	$201,734	$92,869
Change in net unrealized gain (loss) on available-for-sale (“AFS”) securities, net of tax	13,837	27,834	(22,528)	45,420
Change in net unrealized (loss) gain on cash flow hedge, net of tax	(6,044)	(1,272)	8,943	(1,272)
Change in pension plan assets, net of tax	869	1,113	1,738	2,225

Comprehensive income, net of tax	$103,498	$80,361	$189,887	$139,242

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Six Months Ended June 30, 2021
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value

Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Grant of restricted stock (180,901 shares)	180,901	452	(452)	0	0	0	0
Common stock options exercised (145,621 shares)	145,621	365	3,100	0	0	0	3,465

Balance at March 31, 2021	134,135,896	335,340	2,898,807	1,267,039	1,861	(170,349)	4,332,698
Comprehensive income:
Net income	0	0	0	94,836	0	0	94,836
Other comprehensive income, net of tax	0	0	0	0	8,662	0	8,662

Total comprehensive income, net of tax							103,498
Stock based compensation expense	0	0	1,892	0	0	0	1,892
Cash dividends ($0.35 per share)	0	0	0	(45,268)	0	0	(45,268)
Stock grant forfeiture (1,971 shares)	0	0	73	0	0	(73)	0
Grant of restricted stock (1,443 shares)	1,443	4	(4)	0	0	0	0
Common stock options exercised (28,324 shares)	28,324	70	823	0	0	0	893

Balance at June 30, 2021	134,165,663	$335,414	$2,901,591	$1,316,607	$10,523	$(170,422)	$4,393,713

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Six Months Ended June 30
	2021	2020

NET CASH PROVIDED BY OPERATING ACTIVITIES	$351,959	$72,099

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	215	210
Proceeds from sales of securities available for sale	39,294	164,850
Proceeds from maturities and calls of securities available for sale	361,699	248,856
Purchases of securities available for sale	(759,335)	(159,548)
Proceeds from sales of equity securities	1,250	1,042
Purchases of equity securities	(1,305)	(514)
Proceeds from sales and redemptions of other investment securities	7,558	97,177
Purchases of other investment securities	(14,199)	(110,191)
Purchases of bank-owned life insurance policies	(50,000)	0
Redemption of bank-owned life insurance policies	0	1,186
Purchases of bank premises and equipment	(6,537)	(6,831)
Proceeds from sales of bank premises and equipment	1,560	278
Proceeds from the sales of OREO properties	2,703	5,106
Acquisition of Carolina Financial Corporation, net of cash paid	0	629,107
Net change in loans	710,855	(1,028,035)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	293,758	(157,307)

FINANCING ACTIVITIES
Cash dividends paid	(90,715)	(71,862)
Acquisition of treasury stock	(11,210)	(608)
Proceeds from exercise of stock options	4,361	288
Repayment of long-term Federal Home Loan Bank borrowings	(550,000)	(828,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	250,000
Changes in:
Deposits	984,730	2,159,196
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(14,555)	(198,486)

NET CASH PROVIDED BY FINANCING ACTIVITIES	822,611	1,310,528

Increase in cash and cash equivalents	1,468,328	1,225,320

Cash and cash equivalents at beginning of year	2,209,068	837,493

Cash and cash equivalents at end of period	$3,677,396	$2,062,813

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$2,261	$18,925
Acquisition of Carolina Financial:
Assets acquired, net of cash	(7,190)	4,173,843
Liabilities assumed	6,002	4,301,885
Goodwill	13,192	316,765
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2021 and 2020 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2020 has been extracted from the audited financial statements included in United’s 2020 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2020 Annual Report on Form
10-K,
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
2. MERGERS AND ACQUISITIONS
Community Bankers Trust Corporation
On June 2, 2021, United entered into an Agreement and Plan of Reorganization (the “Community Bankers Trust Agreement”) with Community Bankers Trust Corporation (“Community Bankers Trust”), a Virginia corporation headquartered in Richmond, Virginia. In accordance with the Community Bankers Trust Agreement, Community Bankers Trust
will
merge with and into United (the “Community Bankers Trust Merger”). Community Bankers Trust will cease to exist and United shall survive and continue to exist as a West Virginia corporation. United may at any time prior to the effective time of the Community Bankers Trust Merger change the method of effecting the combination with Community Bankers Trust subject to certain conditions contained in the Community Bankers Trust Agreement.
The Community Bankers Trust Agreement provides that upon consummation of the Community Bankers Trust Merger, each outstanding share of common stock of Community Bankers Trust will be converted into the right to receive 0.3173 shares of United common stock, par value $2.50 per share. Pursuant to the Community Bankers Trust Agreement, at the effective time of the Community Bankers Trust Merger, each outstanding Community Bankers Trust stock option granted under a Community Bankers Trust stock plan, whether vested or unvested as of the date of the Community Bankers Trust Agreement, will
vest only as provided pursuant to the terms of such Community Bankers Trust stock plan and convert into an option to acquire United common stock adjusted based on the 0.3173 exchange ratio. Also, at the effective time of the Community Bankers Trust Merger, each restricted stock unit granted under a Community Bankers Trust stock plan that is outstanding immediately prior to the effective time of the Community Bankers Trust Merger will
vest only in accordance with the formula and other terms of the Community Bankers Trust stock plan and convert into the right to receive shares of United common stock based on the 0.3173 exchange ratio.
At the effective time of the Community Bankers Trust Merger, Essex Bank, a wholly-owned subsidiary of Community Bankers Trust, will merge with and into United Bank, a wholly-owned subsidiary of United (the “Essex Bank Merger”). United Bank will survive the Essex Bank Merger and continue to exist as a Virginia banking corporation.

The acquisition of Community Bankers Trust will enhance United’s existing presence in the DC Metro MSA and will take United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connects our
Mid-Atlantic
and Southeast footprints.

As of June 30, 2021, Community Bankers Trust had $1,754,213 in total assets, $1,209,784 in gross loans and $1,488,828 in deposits.
The merger agreement

was
approved by the boards of directors of both companies. The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of Community Bankers Trust.
Carolina Financial Corporation
On May 1, 2020 (“Acquisition Date”), United acquired 100% of the outstanding shares of Carolina Financial Corporation (“Carolina Financial”), a Delaware corporation headquartered in Charleston, South Carolina. Carolina Financial was merged with and into United (the “Carolina Financial Merger”), pursuant to the terms of the Agreement and Plan of Merger, dated November 17, 2019, by and between United and Carolina Financial (the “Carolina Financial Agreement”). Upon completion of the Carolina Financial Merger, Carolina Financial ceased to exist and United survived and continues to exist as a West Virginia corporation.
Under the terms of the Carolina Financial Agreement, each outstanding share of common stock of Carolina Financial was converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share. Also pursuant to the Carolina Financial Agreement, as of the effective time of the Carolina Financial Merger, each outstanding Carolina Financial stock option, whether vested or unvested as of the date of the Carolina Financial Merger, at such option holder’s election, (i) vested and converted into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) was entitled to receive cash consideration equal to the difference between (a) the option’s exercise price and (b) $28.99, representing the volume weighted average trading price of the Carolina Financial common stock on NASDAQ for the twenty full trading days ending on the second trading day immediately preceding the closing date (the “CFC Closing Price”) multiplied by the number of shares of Carolina Financial common stock subject to such stock option. Also, at the effective time of the Carolina Financial Merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Carolina Financial stock plan (other than a stock option) (each, a “Stock Award”) that was outstanding immediately prior to the effective time of the Carolina Financial Merger, vested in accordance with the terms of the Carolina Financial stock plan and at the election of the holder (i) converted into the right to receive shares of United common stock based on the 1.13 exchange ratio or (ii) converted into cash in an amount equal to the CFC Closing Price multiplied by the shares of Carolina Financial common stock subject to the Stock Award.
Immediately following the Carolina Financial Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “CresCom Bank Merger”). United Bank survived the CresCom Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta, Georgia. As a result of the CresCom Bank Merger, Crescent is now a wholly-owned subsidiary of United Bank. For the second quarter and first half of 2021, United did not record any acquisition-related costs associated with the Carolina Financial Merger as compared to acquisition-related costs of $46,449 and $48,009 for the second quarter and first half of 2020.
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

The aggregate purchase price was $817,877, including common stock valued at $815,997, stock options assumed valued at $1,833, and cash paid for fractional shares of $47. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The purchase price has been allocated to the identifiable

tangible and intangible assets resulting in additions to goodwill, core deposit intangibles and the Crescent trade name intangible of $332,026, $3,408, and $196, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Carolina Financial. The core deposit intangible is being amortized on an accelerated basis over ten years. The Crescent trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded fair value discounts of $47,425 on the loans and leases acquired, $620 on investment securities, $272 on OREO, $4,831 on trust preferred issuances and $135 on subordinated notes, respectively, and premiums of $5,908 on buildings acquired, $4,357 on land acquired, $12,818 on interest-bearing deposits, and $468 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562 on the loans and commitments acquired split between $19,797 for purchased credit deteriorated (“PCD”) loans and $30,765 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At June 30, 2021, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.50 years and 15.75 years, respectively, and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.50 years, and 4.10 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill were considered final as of June 30, 2021.
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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $7,212 at Acquisition Date. This discount is being recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 4.6 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 7.3 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $40,213. At the Acquisition Date, an initial allowance for expected credit losses of $28,948 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.

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

The consideration paid for Carolina Financial’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (28,031,501 shares)	$815,997
Fair value of stock options assumed	1,833
Cash for fractional shares	47

Total purchase price	817,877

Identifiable assets:
Cash and cash equivalents	629,154
Investment securities	580,791
Loans held for sale	65,757
Net loans and leases	3,246,940
Premises and equipment	79,127
Operating lease right-of-use asset	9,861
Crescent trade name intangible	196
Core deposit intangible	3,408
Mortgage servicing rights	20,123
Other assets	159,218

Total identifiable assets	$4,794,575

Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	39,148

Total identifiable liabilities	4,308,724

Fair value of net assets acquired including identifiable intangible assets	485,851

Resulting goodwill	$332,026

The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial and Crescent Mortgage provided $104,069 in total revenues (net interest income plus other income), and $53,632 in net income for the first six months of 2021. These amounts are included in United’s consolidated financial statements as of and for the six months ended June 30, 2021. Carolina Financial’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$14,908	$242	$3	$0	$15,147
State and political subdivisions	592,778	22,585	1,317	0	614,046
Residential mortgage-backed securities
Agency	973,328	17,216	5,542	0	985,002
Non-agency	39,792	15	204	0	39,603
Commercial mortgage-backed securities
Agency	634,647	21,212	3,302	0	652,557
Asset-backed securities	489,901	714	1,182	0	489,433
Single issue trust preferred securities	18,249	188	1,020	0	17,417
Other corporate securities	457,829	6,183	143	0	463,869

Total	$3,221,432	$68,355	$12,713	$0	$3,277,074

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,804	$543	$3	$0	$66,344
State and political subdivisions	538,082	27,330	252	0	565,160
Residential mortgage-backed securities
Agency	905,230	24,134	473	0	928,891
Non-agency	21,639	137	0	0	21,776
Commercial mortgage-backed securities
Agency	644,774	31,009	638	0	675,145
Asset-backed securities	297,834	204	3,415	0	294,623
Single issue trust preferred securities	18,230	167	1,370	0	17,027
Other corporate securities	376,753	7,648	8	0	384,393

Total	$2,868,346	$91,172	$6,159	$0	$2,953,359

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $12,220 and $10,663 at June 30, 2021 and December 31, 2020, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2021 and December 31, 2020.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$252	$3	$252	$3
State and political subdivisions	63,639	1,254	4,920	63	68,559	1,317
Residential mortgage-backed securities
Agency	393,743	5,542	0	0	393,743	5,542
Non-agency	20,261	204	0	0	20,261	204
Commercial mortgage-backed securities
Agency	117,331	3,302	0	0	117,331	3,302
Asset-backed securities	143,276	272	145,807	910	289,083	1,182
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,188	1,020	13,188	1,020
Other corporate securities	47,259	143	0	0	47,259	143

Total	$785,509	$10,717	$164,167	$1,996	$949,676	$12,713

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$297	$3	$0	$0	$297	$3
State and political subdivisions	30,480	252	0	0	30,480	252
Residential mortgage-backed securities
Agency	131,114	467	3,867	6	134,981	473
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	83,395	638	0	0	83,395	638
Asset-backed securities	0	0	266,104	3,415	266,104	3,415
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,804	1,370	13,804	1,370
Other corporate securities	8,494	8	0	0	8,494	8

Total	$253,780	$1,368	$283,775	$4,791	$537,555	$6,159

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Proceeds from sales and calls	$131,464	$280,780	$400,993	$413,706
Gross realized gains	0	1,565	1,542	1,818
Gross realized losses	0	98	98	177
At June 30, 2021, gross unrealized losses on available for sale securities were $12,713 on 113 securities of a total portfolio of 1,005 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.

In

determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $592,778 at June 30, 2021. As of June 30, 2021, approximately 59% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2021. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at June 30, 2021.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,607,975 at June 30, 2021. Of the $1,607,975 amount, $634,647 was related to agency commercial mortgage-backed securities and $973,328 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2021.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $39,792 at June 30, 2021. Of the $39,792, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2021.
Asset-backed securities
As of June 30, 2021, United’s asset-backed securities portfolio had a total amortized cost balance of $489,901. The entire portfolio was rated AA+ or better as of June 30, 2021. Approximately 55% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 41% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. The remaining 4% of the portfolio relates to various other asset-backed securities that are all AAA rated. Upon reviewing this portfolio for the second quarter of 2021, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2021 consisted of $11,514 in investment grade bonds, $978 in split rated bonds, and $5,757 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2021, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of June 30, 2021, United’s Corporate securities portfolio had a total amortized cost balance of $457,829. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $457,829 total amortized cost balance, 86% had at least one rating above investment grade, 2% was below investment grade rated, and 12% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at June 30, 2021.
The amortized cost and estimated fair value of securities available for sale at June 30, 2021 and December 31, 2020 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$72,479	$72,978	$150,575	$151,651
Due after one year through five years	596,359	611,994	495,922	514,441
Due after five years through ten years	688,537	702,870	688,264	714,416
Due after ten years	1,864,057	1,889,232	1,533,585	1,572,851

Total	$3,221,432	$3,277,074	$2,868,346	$2,953,359

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $11,507 at June 30, 2021 and $10,718 at December 31, 2020.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net gains recognized during the period	$24	$43	$734	$65
Net gains recognized during the period on equity securities sold	0	1	788	7
Unrealized gains recognized during the period on equity securities still held at period end	24	43	51	114
Unrealized losses recognized during the period on equity securities still held at period end	0	(1)	(105)	(56)
Other investment securities
During the second quarter of 2021, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2021 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,912,762 and $1,942,087 at June 30, 2021 and December 31, 2020, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2021	December 31, 2020
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,589,701	$1,622,687
Nonowner-occupied commercial real estate	4,981,226	5,017,727
Other commercial	3,657,772	4,054,418

Total commercial, financial & agricultural	10,228,699	10,694,832
Residential real estate	3,587,057	3,899,885
Construction & land development	1,929,052	1,826,349
Consumer:
Bankcard	7,940	8,937
Other consumer	1,168,904	1,192,580
Less: Unearned income	(33,651)	(31,170)

Total gross loans	$16,888,001	$17,591,413

The table above does not include loans held for sale of $576,827 and $718,937 at June 30, 2021 and December 31, 2020, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $32,791 and $35,756 at June 30, 2021 and December 31, 2020, respectively.
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of June 30, 2021, United has 238 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $66,364 of loans outstanding, down from 1,002 eligible loan modifications in deferral on $399,857 of loans outstanding at December 31, 2020.
As of June 30, 2021, United had TDRs of $47,271 as compared to $55,657 as of December 31, 2020. Of the $47,271 aggregate balance of TDRs at June 30, 2021, $32,471 was on nonaccrual, $46 was 90 days or more past due and $1,362 was
30-89
days past due. Of the $55,657 aggregate balance of TDRs at December 31, 2020, $41,185 was on nonaccrual and $197 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of June 30, 2021, there was a commitment to lend additional funds of $125 to a debtor owing a receivable whose terms have been modified in a TDR. During the second quarter and first six months of 2021, advances totaling $13 were made to this debtor under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at June 30, 2021 and December 31, 2020 and the reasons for modification:

Reason for modification	June 30, 2021	December 31, 2020
Interest rate reduction	$10,204	$10,774
Interest rate reduction and change in terms	0	2,346
Forgiveness of principal	200	214
Concession of principal and term	20	22
Transfer of asset	4,465	0
Extended maturity	5,546	4,414
Change in terms	26,836	37,887

Total	$47,271	$55,657

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2021 and 2020, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	June 30, 2021			June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	18	$10,628	$10,586
Nonowner-occupied	1	5,413	5,364	6	2,259	2,248
Other commercial	1	181	181	14	3,169	3,090
Residential real estate	0	0	0	19	3,889	3,872
Construction & land development	0	0	0	9	2,562	2,557
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	3	69	36

Total	2	$5,594	$5,545	69	$22,576	$22,389

The

following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2021 and 2020, segregated by class of loans:

	Troubled Debt Restructurings
	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$940	$1,106	21	$18,579	$18,345
Nonowner-occupied	2	6,349	6,292	6	2,259	2,248
Other commercial	1	181	181	18	3,667	3,322
Residential real estate	0	0	0	19	3,889	3,872
Construction & land development	0	0	0	12	4,607	4,570
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	3	69	36

Total	4	$7,470	$7,579	79	$33,070	$32,393

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2021 and had charge-offs during the three months and six months ended June 30, 2021. The recorded investment amounts presented were as of the June 30, 2021 balance sheet date.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	1	0	1	0

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Construction & land development	1	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$0	3	$0

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2020 and had charge-offs during the three and six months ended June 30, 2020. The recorded investment amounts presented were as of the June 30, 2020 balance sheet date.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:

Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	0	0
Construction & land development	1	690	1	690
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$690	1	$690

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:

Age Analysis of Past Due Loans and Leases
As of June 30, 2021
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,735	$19,849	$24,584	$1,565,117	$1,589,701	$832
Nonowner-occupied	5,753	25,720	31,473	4,949,753	4,981,226	1,876
Other commercial	38,932	13,444	52,376	3,605,396	3,657,772	1,028
Residential real estate	19,763	23,145	42,908	3,544,149	3,587,057	8,361
Construction & land development	1,637	3,386	5,023	1,924,029	1,929,052	133
Consumer:
Bankcard	41	189	230	7,710	7,940	189
Other consumer	11,938	2,101	14,039	1,154,865	1,168,904	1,762

Total	$82,799	$87,834	$170,633	$16,751,019	$16,921,652	$14,181

Age Analysis of Past Due Loans and Leases
As of December 31, 2020
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,556	$28,479	$33,035	$1,589,652	$1,622,687	$0
Nonowner-occupied	6,837	29,292	36,129	4,981,598	5,017,727	1,284
Other commercial	13,796	26,274	40,070	4,014,348	4,054,418	1,001

Age Analysis of Past Due Loans and Leases
As of December 31, 2020
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Residential real estate	32,743	24,892	57,635	3,842,250	3,899,885	8,574
Construction & land development	1,919	5,885	7,804	1,818,545	1,826,349	461
Consumer:
Bankcard	362	156	518	8,419	8,937	156
Other consumer	14,765	2,757	17,522	1,175,058	1,192,580	2,356

Total	$74,978	$117,735	$192,713	$17,429,870	$17,622,583	$13,832

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At June 30, 2021			At December 31, 2020
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$19,017	$19,017	$832	$28,479	$28,479	$0
Nonowner-occupied	23,844	20,404	1,876	28,008	16,070	1,284
Other Commercial	12,416	9,191	1,028	25,273	13,149	1,001
Residential Real Estate	14,784	13,790	8,361	16,318	14,769	8,574
Construction	3,253	3,253	133	5,424	4,484	461
Consumer:
Bankcard	0	0	189	0	0	156
Other consumer	339	339	1,762	401	401	2,356

Total	$73,653	$65,994	$14,181	$103,903	$77,352	$13,832

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2021 and 2020.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2021 and December 31, 2020:

	Collateral Dependent Loans and Leases
	At June 30, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$44	$0	$17,266	$19,017	$36,327
Nonowner-occupied	12,985	0	2,096	8,931	16,922	40,934
Other commercial	0	14,966	0	0	1,634	16,600
Residential real estate	19,085	0	0	0	0	19,085
Construction & land development	0	0	5,114	0	812	5,926
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$32,070	$15,010	$7,210	$26,197	$38,385	$118,872

	Collateral Dependent Loans and Leases
	At December 31, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,480	$138	$0	$18,097	$21,737	$41,452
Nonowner-occupied	16,400	0	2,898	10,167	18,230	47,695
Other commercial	5,424	20,429	0	258	2,345	28,456
Residential real estate	21,006	229	34	0	803	22,072
Construction & land development	39	0	17,408	0	746	18,193
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	1	1

Total	$44,349	$20,796	$20,340	$28,522	$43,862	$157,869

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
Commercial Real Estate

–
 O
wner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$97,374	$284,405	$154,354	$158,806	$178,273	$621,459	$25,214	$426	$1,520,311
Special Mention	0	0	0	2,166	734	19,044	941	0	22,885
Substandard	0	62	44	0	1,398	43,732	700	252	46,188
Doubtful	0	0	0	0	0	317	0	0	317

Total	$97,374	$284,467	$154,398	$160,972	$180,405	$684,552	$26,855	$678	$1,589,701

YTD charge-offs	0	0	0	0	(44)	(166)	0	0	(210)
YTD recoveries	0	0	0	0	12	72	0	0	84

YTD net charge-offs	$0	$0	$0	$0	$(32)	$(94)	$0	$0	$(126)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$280,779	$152,851	$162,027	$198,610	$282,214	$443,312	$22,303	$0	$1,542,096
Special Mention	0	1,206	3,772	754	2,013	20,792	0	453	28,990
Substandard	1,935	62	0	1,117	3,788	43,354	864	149	51,269
Doubtful	0	0	0	0	0	332	0	0	332

Total	$282,714	$154,119	$165,799	$200,481	$288,015	$507,790	$23,167	$602	$1,622,687

YTD charge-offs	0	0	0	0	0	(2,195)	0	0	(2,195)
YTD recoveries	0	0	0	0	0	795	0	0	795

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,400)	$0	$0	$(1,400)

Commercial Real Estate – Nonowner-occupied
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loan	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$506,071	$895,827	$571,698	$508,960	$428,608	$1,663,763	$105,766	$2,078	$4,682,771
Special Mention	0	0	114,003	0	382	68,707	0	0	183,092
Substandard	0	735	13,814	6,995	1,124	92,695	0	0	115,363
Doubtful	0	0	0	0	0	0	0	0	0

Total	$506,071	$896,562	$699,515	$515,955	$430,114	$1,825,165	$105,766	$2,078	$4,981,226

YTD charge-offs	0	0	0	0	0	(3,101)	0	0	(3,101)
YTD recoveries	0	0	0	0	0	303	0	0	303

YTD net charge-offs	$0	$0	$0	$0	$0	$(2,798)	$0	$0	$(2,798)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans connverted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$929,001	$592,109	$596,260	$481,894	$502,417	$1,496,135	$118,404	$2,112	$4,718,332
Special Mention	0	105,104	0	391	8,902	78,591	0	0	192,988
Substandard	392	14,620	7,435	1,564	10,824	71,572	0	0	106,407
Doubtful	0	0	0	0	0	0	0	0	0

Total	$929,393	$711,833	$603,695	$483,849	$522,143	$1,646,298	$118,404	$2,112	$5,017,727

YTD charge-offs	(38)	0	(300)	0	(3,394)	(2,402)	0	0	(6,134)
YTD recoveries	0	0	0	0	0	1,023	0	0	1,023

YTD net charge-offs	$(38)	$0	$(300)	$0	$(3,394)	$(1,379)	$0	$0	$(5,111)

Other commercial
	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$758,865	$898,082	$353,707	$129,477	$96,778	$112,242	$1,214,646	$2,257	$3,566,054
Special Mention	25	67	147	1,196	1,003	4,852	41,972	73	49,335
Substandard	8	1,047	807	2,234	455	21,876	15,532	284	42,243
Doubtful	0	0	0	0	0	140	0	0	140

Total	$758,898	$899,196	$354,661	$132,907	$98,236	$139,110	$1,272,150	$2,614	$3,657,772

YTD charge-offs	0	0	(31)	(100)	(6)	(2,447)	(40)	0	(2,624)
YTD recoveries	0	0	14	85	16	1,714	0	0	1,829

YTD net charge-offs	$0	$0	$(17)	$(15)	$10	$(733)	$(40)	$0	$(795)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$1,702,787	$370,059	$200,588	$112,170	$119,582	$257,638	$1,172,699	$2,668	$3,938,191
Special Mention	333	384	4,754	1,300	138	8,231	40,048	86	55,274
Substandard	1,649	830	2,241	2,606	6,565	30,308	16,222	360	60,781
Doubtful	0	0	0	0	37	135	0	0	172

Total	$1,704,769	$371,273	$207,583	$116,076	$126,322	$296,312	$1,228,969	$3,114	$4,054,418

YTD charge-offs	0	0	(959)	(23)	(3,525)	(12,843)	0	0	(17,350)
YTD recoveries	94	864	18	12	684	2,789	0	0	4,461

YTD net charge-offs	$94	$864	$(941)	$(11)	$(2,841)	$(10,054)	$0	$0	$(12,889)

Residential Real Estate
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$395,401	$628,539	$475,986	$407,397	$221,041	$1,019,262	$404,177	$3,044	$3,554,847
Special Mention	0	0	265	0	179	5,068	730	0	6,242
Substandard	0	0	393	424	3,196	21,571	270	114	25,968
Doubtful	0	0	0	0	0	0	0	0	0

Total	$395,401	$628,539	$476,644	$407,821	$224,416	$1,045,901	$405,177	$3,158	$3,587,057

YTD charge-offs	0	0	(30)	0	(116)	(5,260)	0	0	(5,406)
YTD recoveries	0	0	0	0	0	821	0	0	821

YTD net charge-offs	$0	$0	$(30)	$0	$(116)	$(4,439)	$0	$0	$(4,585)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$603,714	$624,142	$640,535	$292,700	$282,547	$975,913	$436,728	$4,224	$3,860,503
Special Mention	0	267	0	192	2,325	6,623	800	0	10,207
Substandard	0	282	440	3,263	3,516	20,967	201	227	28,896
Doubtful	0	0	0	0	0	279	0	0	279

Total	$603,714	$624,691	$640,975	$296,155	$288,388	$1,003,782	$437,729	$4,451	$3,899,885

YTD charge-offs	0	0	0	0	(1)	(1,759)	0	0	(1,760)
YTD recoveries	0	0	0	101	0	961	1	0	1,063

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(798)	$1	$0	$(697)

Construction and Land Development
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$282,876	$507,181	$501,304	$267,413	$93,005	$86,486	$167,545	$0	$1,905,810
Special Mention	0	0	0	2,419	550	1,221	995	0	5,185
Substandard	386	0	278	941	0	15,706	746	0	18,057
Doubtful	0	0	0	0	0	0	0	0	0

Total	$283,262	$507,181	$501,582	$270,773	$93,555	$103,413	$169,286	$0	$1,929,052

YTD charge-offs	0	0	0	0	0	(255)	0	0	(255)
YTD recoveries	0	0	0	0	0	48	0	0	48

YTD net charge-offs	$0	$0	$0	$0	$0	$(207)	$0	$0	$(207)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
\ As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$420,977	$663,113	$304,579	$127,377	$83,252	$53,713	$145,431	$0	$1,798,442
Special Mention	0	0	4,689	557	0	1,420	995	0	7,661
Substandard	0	250	1,535	0	216	17,499	746	0	20,246
Doubtful	0	0	0	0	0	0	0	0	0

Total	$420,977	$663,363	$310,803	$127,934	$83,468	$72,632	$147,172	$0	$1,826,349

YTD charge-offs	0	0	0	0	0	(2,027)	0	0	(2,027)
YTD recoveries	0	0	0	0	0	1,513	0	0	1,513

YTD net charge-offs	$0	$0	$0	$0	$0	$(514)	$0	$0	$(514)

Bankcard
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:

Pass	$0	$0	$0	$0	$0	$0	$7,710	$0	$7,710
Special Mention	0	0	0	0	0	0	41	0	41
Substandard	0	0	0	0	0	0	189	0	189
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$7,940	$0	$7,940

YTD charge-offs	0	0	0	0	0	0	(106)	0	(106)
YTD recoveries	0	0	0	0	0	0	30	0	30

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(76)	$0	$(76)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,419	$0	$8,419
Special Mention	0	0	0	0	0	0	362	0	362
Substandard	0	0	0	0	0	0	156	0	156
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,937	$0	$8,937

YTD charge-offs	0	0	0	0	0	0	(221)	0	(221)
YTD recoveries	0	0	0	0	0	0	52	0	52

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(169)	$0	$(169)

Other Consumer
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$241,796	$380,844	$311,882	$170,348	$48,919	$12,089	$3,017	$0	$1,168,895
Special Mention	0	0	0	0	0	6	1	0	7
Substandard	0	2	0	0	0	0	0	0	2
Doubtful	0	0	0	0	0	0	0	0	0

Total	$241,796	$380,846	$311,882	$170,348	$48,919	$12,095	$3,018	$0	$1,168,904

YTD charge-offs	0	(395)	(505)	(263)	(80)	(136)	(7)	0	(1,386)
YTD recoveries	0	34	25	38	8	103	2	0	210

YTD net charge-offs	$0	$(361)	$(480)	$(225)	$(72)	$(33)	$(5)	$0	$(1,176)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$419,768	$401,958	$231,172	$74,550	$34,435	$7,466	$6,110	$0	$1,175,459
Special Mention	0	0	0	0	0	14,763	2	0	14,765
Substandard	3	0	0	0	0	2,352	0	0	2,355
Doubtful	0	0	0	0	0	1	0	0	1

Total	$419,771	$401,958	$231,172	$74,550	$34,435	$24,582	$6,112	$0	$1,192,580

YTD charge-offs	(136)	(1,013)	(1,040)	(393)	(228)	(484)	(2)	0	(3,296)
YTD recoveries	3	74	113	30	43	216	0	0	479

YTD net charge-offs	$(133)	$(939)	$(927)	$(363)	$(185)	$(268)	$(2)	$0	$(2,817)

At June 30, 2021 and December 31, 2020, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $18,474 and $22,595, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged
against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $71. There were no consumer mortgage loans secured by residential real estate pr
o
perties for which formal foreclosure proceedings were in process as of December 31, 2020.
6. ALLOWANCE FOR CREDIT LOSSES
As of January 1, 2020, United adopted the CECL methodology for measuring credit losses in accordance with ASC Topic 326.
Under ASC Topic 326, the allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable, net of an allowance for credit losses, of $48,559 and $56,143 at June 30, 2021 and December 31, 2020, respectively, related to loans are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $29 and $250 for accrued interest receivables not expected to be collected as of June 30, 2021 and December 31, 2020, respectively. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of June 30, 2021 and December 31, 2020:

	Accrued Interest Receivable
	At June 30, 2021	At December 31, 2020
Commercial Real Estate:
Owner-occupied	$3,823	$5,001
Nonowner-occupied	13,671	15,989
Other Commercial	11,678	12,320
Residential Real Estate	9,730	12,558
Construction	6,693	7,314
Consumer:
Bankcard	0	0
Other consumer	2,993	3,211

	$48,588	$56,393
Less: Allowance for credit losses	(29)	(250)

Total	$48,559	$56,143

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2021 and
2020
:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Commercial real estate:

Owner-occupied	$11	$83	$12	$100
Nonowner-occupied	4	38	40	45
Other commercial	2	33	8	45
Residential real estate	21	64	49	134
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	42	27	106	67

Total	$80	$245	$215	$391

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $20,897 and $19,250 at June 30, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
As of June 30, 2021, the allowance for credit losses decreased from December 31, 2020 primarily due to better performance trends within the loan portfolio and
 improved macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at June 30, 2021. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The second quarter of 2021 qualitative adjustments include analyses of the following:

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

•	The forecast improved in the second quarter of 2021 as compared to the first quarter while maintaining a gradual recovery pace extending into 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•
Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process as it is likely this stimulus package continues to have a positive impact on the economy.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan Losses and Carrying Amount of Loans
	For the Three Months Ended June 30, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan Losses:
Beginning balance	$21,074	$47,902	$84,504	$24,991	$38,329	$271	$14,511	$0	$231,582
Charge-offs	(67)	(0)	(1)	(5,193)	(119)	(71)	(680)	0	(6,131)
Recoveries	78	50	482	168	4	24	104	0	910
Provision	(1,782)	(5,906)	(5,104)	6,085	(3,067)	30	928	0	(8,816)

Ending balance	$19,303	$42,046	$79,881	$26,051	$35,147	$254	$14,863	$0	$217,545

	For the Six Months Ended June 30, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development			Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied				Bankcard	Other Consumer
Allowance for Loan Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830
Charge-offs	(210)	(3,101)	(2,624)	(5,406)	(255)	(106)	(1,386)	0	(13,088)
Recoveries	84	303	1,829	821	48	30	210	0	3,325
Provision	(3,925)	(4,306)	2,538	1,511	(3,723)	8	(625)	0	(8,522)

Ending balance	$19,303	$42,046	$79,881	$26,051	$35,147	$254	$14,863	$0	$217,545

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2020
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,195)	(6,134)	(17,350)	(1,760)	(2,027)	(221)	(3,296)	0	(32,983)
Recoveries	795	1,023	4,461	1,063	1,513	52	479	0	9,386
Provision	5,665	30,175	40,561	6,902	16,806	389	5,795	0	106,293

Ending balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830

7. INTANGIBLE ASSETS
The following is a summary

of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($79,053)	$0	$0	$101,767	($79,053)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,804,725		$5,315		$1,810,040

	December 31, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($76,120)	$0	$0	$101,767	($76,120)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,791,533		$5,315		$1,796,848

United incurred amortization expense of $1,467 and $2,933 for the three and six months ended June 30, 2021 as compared to $1,646 and $3,223 for the three and six months ended June 30, 2020, respectively.
For the first six months of 2021, goodwill of $13,192 was recorded for the Carolina Financial acquisition due to adjustments in current and deferred income taxes. The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2020	$1,791,533	$5,315	$1,796,848
Goodwill from Carolina Financial acquisition	13,192	0	13,192

Goodwill at June 30, 2021	$1,804,725	$5,315	$1,810,040

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2020:

Year	Amount
2021	$5,866
2022	4,983
2023	4,680
2024	3,255
2025	2,942
2026 and thereafter	3,921
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
Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal
N
ational Mortgage Association (“FNMA”), the Federal
H
ome
L
oan Mortgage Corporation (“FHLMC”), Government
N
ational Mortgage Association (“GNMA”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded in noninterest income. Amortization of MSRs and mortgage servicing costs are charged to expense when incurred.
The unpaid principal balances of loans serviced for others were approximately $3,674,023 at June 30, 2021 and $3,587,953 at December 31, 2020.
The estimated fair value of the mortgage servicing rights was $24,630 and $20,955 at June 30, 2021 and December 31, 2020, respectively. The estimated fair value of servicing rights at June 30, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 12.00% with a weighted average discount rate of 10.61%, average constant prepayment rates (“CPR”) ranging from 11.29% to 22.83% with a weighted average prepayment rate of 17.53%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.76%. The estimated fair value of servicing rights at December 31, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 14.07% with a weighted average discount rate of 10.62%, average CPR ranging from 7.98% to 18.42% with a weighted average prepayment rate of 14.60%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.88%. Please refer to Note 1
4
 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note 2 of these Notes to Consolidated Financial Statements, the Company acquired $20,123 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020.

The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
MSRs beginning balance	$23,401	$0	$22,338	$0
Addition from acquisition of subsidiary	0	20,123	0	20,123
Amount capitalized	3,111	1,891	6,335	1,891
Amount amortized	(2,339)	(1,104)	(4,500)	(1,104)

MSRs ending balance	$24,173	$20,910	$24,173	$20,910

MSRs valuation allowance beginning balance	$(1,383)	$0	$(1,383)	$0
Aggregate additions charged and recoveries credited to operations	379	0	379	0
MSRs impairment	(629)	(710)	(629)	(710)

MSRs valuation allowance ending balance	$(1,633)	$(710)	$(1,633)	$(710)

MSRs, net of valuation allowance	$22,540	$20,200	$22,540	$20,200

In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics.
The Company recorded a $250 temporary impairment
, net of recoveries
on mortgage servicing rights for the three and six months ended June 30, 2021. The Company recorded a $710 temporary impairment of mortgage servicing rights from the date of acquisition to June 30, 2020.
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
The components of lease expense were as follows:

	Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost	Net occupancy expense	$5,328	$5,895
Sublease income	Net occupancy expense	(358)	(189)

Net lease cost		$4,970	$5,706

	Classification	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	Net occupancy expense	$10,677	$10,961
Sublease income	Net occupancy expense	(655)	(394)

Net lease cost		$10,022	$10,567

Supplemental balance sheet information related to leases was as follows:

	Classifi cation	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$66,635	$69,520
Operating lease liabilities	Operating lease liabilities	$70,546	$73,213
Other information related to leases was as follows:

June 30, 2021
Weighted-average remaining lease term:
Operating leases	5.8 years
Weighted-average discount rate:
Operating leases	2.37%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts in the measurement of lease liabilities:

Operating cash flows from operating leases	$5,581	$5,722
ROU assets obtained in the exchange for lease liabilities	1,839	8,549

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,027	$10,739
ROU assets obtained in the exchange for lease liabilities	6,282	12,332
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2020, consists of the following as of June 30, 2021 and December 31, 2020:

	Amount
Year	As of June 30, 2021	As of December 31, 2020
2021	$10,221	$20,172
2022	17,074	16,196
2023	13,616	12,723
2024	9,096	8,242
2025	6,362	5,516
Thereafter	18,842	15,330

Total lease payments	75,211	78,179
Less: imputed interest	(4,665)	(4,966)

Total	$70,546	$73,213

10. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At June 30, 2021, United did not have any federal funds purchased while total securities sold under agreements to repurchase (“REPOs”) were $127,745. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2021, United had no outstanding balance under this line of credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2021, United had an unused borrowing amount of approximately $7,005,031 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2021, $533,365 of FHLB advances with a weighted-average contractual interest rate of 0.34% and a weighted-average effective interest rate of 0.55% are scheduled to mature within the next four years.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2021	$500,000
2022	22,159
2023	0
2024	0
2025 and thereafter	11,206

Total	$533,365

At June 30, 2021, United had a total of nineteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2021 and December 31, 2020, the outstanding balance of the Debentures was $270,792 and $269,972, respectively. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At both June 30, 2021 and December 31, 2020, the outstanding balance of the subordinated notes was $9,865. The amounts for the Debentures and the subordinated notes are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,368,974 and $5,730,876 of loan commitments outstanding as of June 30, 2021 and December 31, 2020, respectively, approximately 43% of which contractually expire within one year. Included in the June 30, 2021 amount are commitments to extend credit of $597,304 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United had $3,055 and $5,092 of commercial letters of credit outstanding as of June 30, 2021 and December 31, 2020, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $151,289 and $134,916 as of June 30, 2021 and December 31, 2020, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,209 and $1,216 as of June 30, 2021 and December 31, 2020, respectively.
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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of June 30, 2021, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $1,352 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following June 30, 2021 related to the cash flow hedges. As of June 30, 2021, the maximum length of time over which forecasted transactions are hedged is nine years.
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
United through its mortgage banking subsidiaries enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans servicing released and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative includes the servicing premium and the interest spread for the difference between retail and wholesale mortgage rates. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value
.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for asset derivatives as of June 30, 2021. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2021 and December 31, 2020.

	Asset Derivatives
	June 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$16,037	Other assets	$500,000	$4,378

Total Cash Flow Hedges		$500,000	$16,037		$500,000	$4,378

Total derivatives designated as hedging instruments		$500,000	$16,037		$500,000	$4,378

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$32,166	$546	Other assets	$62,418	$1,581
TBA mortgage-backed securities	Other assets	98,709	296	Other assets	0	0
Interest rate lock commitments	Other assets	703,161	17,438	Other assets	973,350	38,332

Total derivatives not designated as hedging instruments		$834,036	$18,280		$1,035,768	$39,913

Total asset derivatives		$1,334,036	$34,317		$1,535,768	$44,291

	Liability Derivatives
	June 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$74,748	$4,484	Other liabilities	$77,011	$6,782

Total Fair Value Hedges		$74,748	$4,484		$77,011	$6,782

Total derivatives designated as hedging instruments		$74,748	$4,484		$77,011	$6,782

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$60,406	$249	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	684,000	1,868		789,000	6,276

Total derivatives not designated as hedging instruments		$744,406	$2,117		$789,000	$6,276

Total liability derivatives		$819,154	$6,601		$866,011	$13,058

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2021 and December 31, 2020.

		June 30, 2021
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$75,523	$(4,484)	$0

		December 31, 2020
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$77,810	$(6,782)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 are presented as follows:

	Income Statement Location	Three Months Ended
		June 30, 2021	June 30, 2020
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(363)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(558)	$(277)

Total derivatives in hedging relationships		$(921)	$(277)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$1,706	$(553)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(19,459)	17,204
Interest rate lock commitments	Income from Mortgage Banking Activities	(8,996)	(1,527)

Total derivatives not designated as hedging instruments		$(26,749)	$15,124

Total derivatives		$(27,670)	$14,847

	Income Statement Location	Six Months Ended
		June 30, 2021	June 30, 2020
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(586)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(793)	$(720)

Total derivatives in hedging relationships		$(1,379)	$(720)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(1,284)	$207
TBA mortgage-backed securities	Income from Mortgage Banking Activities	4,704	(1,771)
Interest rate lock commitments	Income from Mortgage Banking Activities	(15,987)	12,169

Total derivatives not designated as hedging instruments		$(12,567)	$10,605

Total derivatives		$(13,946)	$9,885

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

Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2021, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at June 30, 2021. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.31% with a weighted average increase of 0.21%.
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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.31% with a weighted average increase of 0.21%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2021 Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,147	$0	$15,147	$0
State and political subdivisions	614,046	0	614,046	0
Residential mortgage-backed securities
Agency	985,002	0	985,002	0
Non-agency	39,603	0	39,603	0
Commercial mortgage-backed sec urities
Agency	652,557	0	652,557	0
Asset-backed securities	489,433	0	489,433	0
Single issue trust preferred securities	17,417	0	17,417	0
Other corporate securities	463,869	5,983	457,886	0

Total available for sale securities	3,277,074	5,983	3,271,091	0
Equity securities:
Financial services industry	169	169	0	0
Equity mutual funds (1)	5,445	5,445	0	0
Other equity securities	5,893	5,893	0	0

Total equity securities	11,507	11,507	0	0
Loans held for sale	576,827	0	44,553	532,274

		Fair Value at June 30, 2021 Using
Description	Balance as of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial assets:
Interest rate swap contracts	16,037	0	16,037	0
Forward sales commitments	546	0	546	0
TBA mortgage-backed securities	296	0	0	296
Interest rate lock commitments	17,438	0	2,888	14,550

Total derivative financial assets	34,317	0	19,471	14,846
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	4,484	0	4,484	0
Forward sales commitments	249	0	0	249
TBA mortgage-backed securities	1,868	0	124	1,744

Total derivative financial liabilities	6,601	0	4,608	1,993

(1) The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

		Fair Value at December 31, 2020 Using
Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,344	$0	$66,344	$0
State and political subdivisions	565,160	0	565,160	0
Residential mortgage-backed securities
Agency	928,891	0	928,891	0
Non-agency	21,776	0	21,776	0
Commercial mortgage-backed securities
Agency	675,145	0	675,145	0
Asset-backed securities	294,623	0	294,623	0
Single issue trust preferred securities	17,027	0	17,027	0
Other corporate securities	384,393	6,207	378,186	0

Total available for sale securities	2,953,359	6,207	2,947,152	0
Equity securities:
Financial services industry	134	134	0	0
Equity mutual funds (1)	4,602	4,602	0	0
Other equity securities	5,982	5,982	0	0

Total equity securities	10,718	10,718	0	0
Loans held for sale	698,341	0	43,608	654,733
Derivative financial assets:
Interest rate swap contracts	4,378	0	4,378	0
Forward sales commitments	1,581	0	1,581	0
TBA mortgage-backed securities	0	0	0	0
Interest rate lock commitments	38,332	0	6,321	32,011

Total derivative financial assets	44,291	0	12,280	32,011
Liabilities
Derivative financial liabilities:

Interest rate swap contracts	6,782	0	6,782	0
TBA mortgage-backed securities	6,276	0	6,276	0

Total derivative financial liabilities	13,058	0	13,058	0
(1) The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2021 and the year ended December 31, 2020.
The following table presents additional information about financial assets and liabilities measured at fair value at June 30, 2021 and December 31, 2020 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Loans held for sale
	June 30, 2021	December 31, 2020
Balance, beginning of period	$654,733	$384,375
Originations	2,888,337	5,699,581
Sales	(3,090,988)	(5,652,693)
Total gains or losses during the period recognized in earnings	80,192	223,470
Transfers in and/or out of Level 3	(0)	(0)

Balance, end of period	$532,274	$654,733

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets TBA Securities
	June 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	296	0

Balance, end of period	$296	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	June 30, 2021	December 31, 2020
Balance, beginning of period	$32,011	$4,518
Transfers other	(17,461)	27,493

Balance, end of period	$14,550	$32,011

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Liabilities Forward Sales Commitments
	June 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	249	0

Balance, end of period	$249	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Liabilities TBA Securities
	June 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	1,744	0

Balance, end of period	$1,744	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
Fair Value Option
As of January 1, 2021, United elected the fair value option for new loans held for sale originated in its community banking segment after that date to mitigate a divergence between accounting losses and economic exposure. Prior to January 1, 2021, United elected the fair value option only for its loans held for sale in its mortgage banking segment
.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Income from mortgage banking activities	$6,075	$8,846

Description	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Income from mortgage banking activities	$(11,776)	$10,471
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected
:

	June 30, 2021			December 31, 2020
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance

Loans held for sale	$562,200	$576,827	$14,627	$672,458	$698,341	$25,883
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
Intangible Assets
: For United, intangible assets consist primarily of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2020. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding

COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first six months of 2021 and 2020 other than those intangible assets recorded in the acquisition of Carolina Financial in the second quarter of 2020.
Mortgage Servicing Rights (
“
MSRs
”
):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For June 30, 2021, the average range of discount rates was 10.50% to 12.00% with a weighted average discount rate of 10.61%; the average range of constant prepayment rates was 11.29% to 22.83% with a weighted average prepayment rate of 17.53%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.76%. For December 31, 2020, the average range of discount rates was 9.50% to 14.07% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.98% to 18.42% with a weighted average prepayment rate of 14.60%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.88%.
The Company recorded a temporary impairment
, net of recoveries
of $250 on mortgage servicing rights in the quarter and six months ended June 30, 2021. The Company recorded a $710 temporary impairment of mortgage servicing rights in the quarter and six months ended June 30, 2020. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset in 2020.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2021	Carrying value at June 30, 2021			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets

Individually assessed loans	$17,893	$0	$13,591	$4,302	$(1,430)
OREO	18,474	0	18,474	0	(3,528)
Mortgage servicing rights	24,630	0	0	24,630	(250)

Description	Balance as of December 31, 2020	Carrying value at December 31, 2020			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets

Loans held for sale	$20,596	$0	$20,596	$0	$(197)
Individually assessed loans	37,498	0	14,467	23,031	1,318
OREO	22,595	0	22,595	0	(1,618)
Mortgage servicing rights	20,955	0	0	20,955	(1,383)
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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Cash and cash equivalents	$3,677,396	$3,677,396	$0	$3,677,396	$0
Securities available for sale	3,277,074	3,277,074	5,983	3,271,091	0
Securities held to maturity	989	1,020	0	0	1,020
Equity securities	11,507	11,507	11,507	0	0
Other securities	221,931	210,834	0	0	210,834
Loans held for sale	576,827	576,827	0	44,553	532,274
Net loans	16,670,456	16,153,015	0	0	16,153,015
Derivative financial assets	34,317	34,317	0	19,471	14,846
Mortgage servicing rights	22,540	24,630	0	0	24,630
Deposits	21,567,391	21,555,714	0	21,555,714	0
Short-term borrowings	127,745	127,745	0	127,745	0
Long-term borrowings	814,022	768,278	0	768,278	0
Derivative financial liabilities	6,601	6,601	0	4,608	1,993

December 31, 2020
Cash and cash equivalents	$2,209,068	$2,209,068	$0	$2,209,068	$0
Securities available for sale	2,953,359	2,953,359	6,207	2,947,152	0
Securities held to maturity	1,212	1,235	0	215	1,020
Equity securities	10,718	10,718	10,718	0	0
Other securities	220,895	209,850	0	0	209,850
Loans held for sale	718,937	718,937	0	64,204	654,733
Net loans	17,355,583	16,559,797	0	0	16,559,797
Derivative financial assets	44,291	44,291	0	12,280	32,011
Mortgage servicing rights	20,955	20,955	0	0	20,955
Deposits	20,585,160	20,583,607	0	20,583,607	0
Short-term borrowings	142,300	142,300	0	142,300	0
Long-term borrowings	864,369	815,991	0	815,991	0
Derivative financial liabilities	13,058	13,058	0	13,058	0
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
2020
LTI Plan replaces the 2016 LTI Plan.

Compensation expense of $1,892 and $3,580 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2021, respectively, as compared to the compensation expense of $1,369 and $2,622 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of 2020, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of June 30, 2021, and the changes during the first six months of 2021 are presented below:

	Six Months Ended June 30, 2021
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price

Outstanding at January 1, 2021	1,904,557			$34.14
Granted	49,978			32.51
Exercised	(173,945)			28.65
Forfeited or expired	(110,229)			28.69

Outstanding at June 30, 2021	1,670,361	$5,358	5.3	$35.02

Exercisable at June 30, 2021	1,315,307	$4,654	4.8	$34.91

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	544,905	$6.93
Granted	49,978	5.65
Vested	(239,659)	7.32
Forfeited or expired	(170)	5.65

Nonvested at June 30, 2021	355,054	$6.49

During the six months ended June 30, 2021 and 2020, 173,945 and 14,994 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2021 and 2020 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2021 and 2020 was $1,644 and $249 respectively.
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

The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	340,976	$35.41
Granted	182,344	35.97
Vested	(129,061)	36.90
Forfeited	(1,971)	36.70

Nonvested at June 30, 2021	392,288	$35.18

Restricted Stock Units
Under the 2020 LTI Plan, United may grant restricted stock units (“RSUs”) to key employees. These awards help align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. These RSU grants could be time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs that vest is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares during the time and performance periods. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the first six months of 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	0	$0.00
Granted	136,896	35.65
Vested	0	0.00
Forfeited or expired	0	0.00

Nonvested at June 30, 2021	136,896	$35.65

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2021 and 2020.
Included in accumulated other comprehensive income at December 31, 2020 are unrecognized actuarial losses of $65,426 ($50,182 net of tax) that have not yet been recognized in net periodic pension cost.

Net periodic pension cost for the three and six months ended June 30, 2021 and 2020 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Service cost	$758	$715	$1,508	$1,430
Interest cost	1,031	1,286	2,051	2,573
Expected return on plan assets	(2,957)	(2,630)	(5,881)	(5,259)
Recognized net actuarial loss	1,589	1,442	3,161	2,884

Net periodic pension cost	$421	$813	$839	$1,628

Weighted-average assumptions:
Discount rate	2.81%	3.42%	2.81%	3.42%
Expected return on assets	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME

TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2021 and 2020, the total amount of accrued interest related to uncertain tax positions was $722 and $718, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2017, 2018 and 2019 and certain State Taxing authorities for the years ended December 31, 2017 through 2019.
United’s effective tax rate was 20.50% for both the second quarter and first six months of 2021 and 17.30% and 18.38% for the second quarter and first six months of 2020.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net Income	$94,836	$52,686	$201,734	$92,869
Available for sale (“AFS”) securities:
Change in net unrealized gain on AFS securities arising during the period	18,040	37,756	(27,927)	60,859
Related income tax effect	(4,203)	(8,797)	6,507	(14,180)
Net reclassification adjustment for gains included in net income	(0)	(1,466)	(1,444)	(1,641)
Related income tax expense	0	341	336	382

Net effect of AFS securities on other comprehensive income	13,837	27,834	(22,528)	45,420

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	(8,243)	(1,659)	11,074	(1,659)
Related income tax effect	1,921	387	(2,580)	387
Net reclassification adjustment for losses included in net income	363	0	586	0
Related income tax effect	(85)	0	(137)	0

Net effect of cash flow hedge derivatives on other comprehensive income	(6,044)	(1,272)	8,943	(1,272)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Pension plan:

Recognized net actuarial loss	1,589	1,442	3,161	2,884
Related income tax benefit	(720)	(329)	(1,423)	(659)

Net effect of change in pension plan asset on other comprehensive income	869	1,113	1,738	2,225

Total change in other comprehensive income	8,662	27,675	(11,847)	46,373

Total Comprehensive Income	$103,498	$80,361	$189,887	$139,242

The components of accumulated other comprehensive income for the six months ended June 30, 2021 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Six Months Ended June 30, 2021
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$65,205	$3,358	$(46,193)	$22,370
Other comprehensive income before reclassification	(21,420)	8,494	0	(12,926)
Amounts reclassified from accumulated other comprehensive income	(1,108)	449	1,738	1,079

Net current-period other comprehensive income, net of tax	(22,528)	8,943	1,738	(11,847)

Balance at June 30, 2021	$42,677	$12,301	$(44,455)	$10,523

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(1,444)		Net investment securities gains

	(1,444)		Total before tax
Related income tax effect	336		Tax expense

	(1,108)		Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$586		Interest expense

	586		Total before tax
Related income tax effect	(137)		Tax expense

	449		Net of tax

Pension plan:
Recognized net actuarial loss	3,161	(a)

	3,161		Total before tax
Related income tax effect	(1,423)		Tax expense

	1,738		Net of tax

Total reclassifications for the period	$1,079

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)

19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020

Distributed earnings allocated to common stock	$45,085	$45,298	$90,153	$80,785

Undistributed earnings allocated to common stock	49,478	7,262	111,007	11,840

Net earnings allocated to common shareholders	$94,563	$52,560	$201,160	$92,625

Average common shares outstanding	128,750,851	119,823,652	128,693,616	110,559,363
Equivalents from stock options	283,137	64,171	252,664	65,613

Average diluted shares outstanding	129,033,988	119,887,823	128,946,280	110,624,976

Earnings per basic common share	$0.73	$0.44	$1.56	$0.84

Earnings per diluted common share	$0.73	$0.44	$1.56	$0.84
Antidilutive stock options and restricted stock outstanding of 468,892 and 978,095 for the three months and six months ended June 30, 2021, respectively, were excluded from the earnings per diluted common share calculation as compared to 2,027,073 and 1,700,493 for the three months and six months ended June 30, 2020, respectively.
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
5
7

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
the
primary beneficiary.
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2021			As of December 31, 2020
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,246	$284,503	$10,743	$295,466	$284,788	$10,678

(1)	Represents investment in VIEs.
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
 and
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2021 and 2020 is as follows:

	At and For the Three Months Ended June 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$183,400	$2,871	$(2,106)	$2,352	$186,517
Provision for credit losses	(8,879)	0	0	0	(8,879)
Other income	24,072	39,765	1,132	(2,123)	62,846
Other expense	103,429	36,391	(1,098)	229	138,951
Income taxes	23,149	1,280	26	0	24,455

Net income (loss)	$89,773	$4,965	$98	$0	$94,836

Total assets (liabilities)	$26,831,380	$720,912	$32,619	$(393,985)	$27,190,926
Average assets (liabilities)	26,661,453	729,114	26,090	(410,699)	27,005,958

	At and For the Three Months Ended June 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$167,703	$2,246	$(2,556)	$3,209	$170,602
Provision for credit losses	45,911	0	0	0	45,911
Other income	20,301	71,013	47	(2,971)	88,390
Other expense	106,477	35,261	7,398	238	149,374
Income taxes	5,841	6,946	(1,766)	0	11,021

Net income (loss)	$29,775	$31,052	$(8,141)	$0	$52,686

Total assets (liabilities)	$25,924,599	$730,637	$25,678	$(445,941)	$26,234,973
Average assets (liabilities)	24,198,414	660,483	16,574	(472,871)	24,402,600

	At and For the Six Months Ended June 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$370,597	$5,521	$(4,244)	$5,603	$377,477
Provision for credit losses	(8,736)	0	0	0	(8,736)
Other income	50,460	107,272	2,653	(4,966)	155,419
Other expense	213,446	77,574	(3,779)	637	287,878
Income taxes	44,351	7,220	449	0	52,020

Net income (loss)	$171,996	$27,999	$1,739	$0	$201,734

Total assets (liabilities)	$26,831,380	$720,912	$32,619	$(393,985)	$27,190,926
Average assets (liabilities)	26,409,142	722,997	24,709	(406,747)	26,750,101

	At and For the Six Months Ended June 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$308,123	$3,195	$(5,245)	$6,047	$312,120
Provision for credit losses	73,030	0	0	0	73,030
Other income	39,868	92,203	56	(6,931)	125,196
Other expense	186,941	56,018	8,432	(884)	250,507
Income taxes	16,191	7,219	(2,500)	0	20,910

Net income (loss)	$71,829	$32,161	$(11,121)	$0	$92,869

Total assets (liabilities)	$25,924,599	$730,637	$25,678	$(445,941)	$26,234,973
Average assets (liabilities)	21,825,005	513,431	21,756	(374,811)	21,985,381

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
On March 11, 2021, newly elected President Joe Biden signed into law the $1.9 trillion American Rescue Plan Act of 2021. The legislation included additional stimulus checks to eligible individuals and an extension of the
$300-per-week
supplement to federal unemployment benefits through September 6, 2021. The legislation also allocates funding to small businesses, state and local governments, and
COVID-19
vaccination and testing and tracing efforts. The legislation also modified the PPP to clarify that the SBA affiliation rules would not apply to certain applicants. Specifically, 501(c)(3) organizations that employ not more than 500 employees per physical location of the organization would become eligible for the program. The legislation also provided an additional $7.25 billion for the program. However, the legislation did not extend the March 31, 2021 application deadline.
On March 27, 2021, the
COVID-19
Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief.
On March 30, 2021, President Biden signed into law the PPP Extension Act of 2021. This bill extended the PPP through June 30, 2021. For the final 30 days of the program (i.e., from June 1 until June 30), the SBA may only process applications submitted prior to June 1, and it may not accept any new loan applications.
On June 24, 2021, President Biden announced that the three federal agencies that back mortgages – the Department of Housing and Urban Development (HUD), Department of Veterans Affairs (VA), and Department of Agriculture (USDA) – will extend their respective foreclosure moratorium for one, final month, until July 31, 2021. The Federal Housing Finance Agency (FHFA) also announced that it has extended the foreclosure moratorium for mortgages backed by Fannie Mae and Freddie Mac until July 31, 2021. President Biden emphasized that this is the final extension.
Impact on our Operations.
In the states where United operates, many jurisdictions declared health emergencies due to the
COVID-19
pandemic. The resulting closures of
non-essential
businesses and related economic disruption impacted our operations as well as the operations of our customers. Financial services were identified as a Critical Infrastructure Sector by the Department of Homeland Security. Accordingly, our business remained open. To address the issues arising as a result of
COVID-19,
United implemented several policies in order to facilitate the continued delivery of essential services while maintaining a high level of safety for our customers as well as our employees.
As of June 30, 2021, United does not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken regarding the
COVID-19
pandemic. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on its operations in the future as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations.
Although economic conditions have improved in the first six months of 2021, our business continues to be impacted by the
COVID-19
pandemic. In addition, significant uncertainties

related to the
COVID-19
pandemic still exist including, among other things, the ongoing impact to our customers, employees, vendors, counterparties and service providers; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact. Certain industries continue to be impacted more severely than others, although all businesses have been impacted by the
COVID-19
pandemic to some degree during the first half of 2021 as they were in 2020. The economic pressures, existing and forecasted, as of end of each quarter during 2020, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the year of 2020. Also, in United’s mortgage banking segment, a market disruption caused by the
COVID-19
pandemic resulted in significant losses on mortgage banking derivatives in the first quarter of 2020.
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
Capital and liquidity.
As of June 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.
We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us. Rates for short-term funding were volatile throughout 2020, but have been more stable thus far in 2021. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
For a discussion of the United’s liquidity and capital resources in light of the
COVID-19
pandemic please refer to the sections with the captions of “Liquidity and Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Lending operations and accommodations to borrowers.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client and within the guidance of the CARES Act, the Company is deferring either the full loan payment or the principal component of the loan payment for stated period of time. As of June 30, 2021, United has 238 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $66,364 of loans outstanding, down from 1,002 eligible loan modifications in deferral on $399,857 of loans outstanding at December 31, 2020. In accordance with the CARES Act, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage and extensions of the PPP, administered by the SBA, the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year
or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2021, the Company had 7,513 of PPP loans with a balance of approximately $789.53 million. The Company recognized approximately $9.02 million and $20.33 million in net fees on PPP loans during the second quarter and first six months ended June 30, 2021 as compared to $4.48 million for both the second quarter and first six months ended June 30, 2020. Remaining fees due from the SBA will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
Retail operations.
The Company has been committed to assisting our customers and communities during the
COVID-19
pandemic. For much of 2020 and the first part of 2021, most branch locations were converted to drive-thru only in order to ensure the health and safety of our customers and team members. We continued to serve our customers that needed emergency branch access for account issues, safe deposit access and similar items by appointment. The Company was able to open and close accounts effectively, through its drive through facility, and our customer service center was successful in managing the volume of incoming calls. We introduced temporary changes to help with the financial hardship caused by
COVID-19
for both our customers and
non-customers,
including waiving select deposit account fees including overdraft fees, ATM fees and excessive withdrawal fees for savings and money market accounts.
From
mid-May
to
mid-June
in 2021, we used a
phased-in
approach to reopen our lobbies throughout our footprint. We have returned to full-service at all retail locations throughout our footprint. The customer service centers continue to operate at full capacity with more normalized call volumes. We have continued to offer fee waivers for select deposit accounts to help with the financial hardship caused by the pandemic.
The Company continues to place the utmost importance on the health and safety of our employees and customers. We also continue to follow the applicable Centers for Disease Control and Prevention (“CDC”) guidance and comply with any local or state mandates. The Company continues to closely monitor the pandemic and
COVID-19
variants and will adjust its retail operations accordingly, as necessary.
ACQUISITIONS
On June 2, 2021, United entered into an Agreement and Plan of Reorganization (the “Community Bankers Trust Agreement”) with Community Bankers Trust Corporation (“Community Bankers Trust”), a Virginia corporation headquartered in Richmond, Virginia. Community Bankers Trust is the holding company for Essex Bank, a Virginia state chartered bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland. Essex Bank also operates two loan production offices. In accordance with the Community Bankers Trust Agreement, Community Bankers Trust shall merge with and into United (the “Community Bankers Trust Merger”). Community Bankers Trust will cease to exist and United shall survive and continue to exist as a West Virginia corporation. United may at any time prior to the effective time of the Community Bankers Trust Merger change the method of effecting the combination with Community Bankers Trust subject to certain conditions contained in the Community Bankers Trust Agreement. At the effective time of the Community Bankers Trust Merger, Essex Bank will merge with and into United Bank, a wholly-owned subsidiary of United (the “Essex Bank Merger”). United Bank will survive the Essex Bank Merger and continue to exist as a Virginia banking corporation. Community Bankers Trust had approximately $1.75 billion in assets as of June 30, 2021.
On May 1, 2020, United acquired 100% of the outstanding common stock of Carolina Financial Corporation (“Carolina Financial”), headquartered in Charleston, South Carolina. Immediately following the merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank (the “CresCom Bank Merger”). United Bank survived the CresCom Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Carolina

Financial afforded United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta. Crescent is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. As a result of the merger, Crescent became an indirectly-owned subsidiary of United. The Carolina Financial merger was accounted for under the acquisition method of accounting. At consummation, Carolina Financial had assets of $5.00 billion, loans and leases, net of unearned income of $3.29 billion and deposits of $3.87 billion.
The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the second quarter and first six months of 2021 were impacted by increased levels of average balances, income, and expense as compared to the second quarter and first six months of 2020. In addition, the second quarter and first six months of 2020 included $46.45 million and $48.01 million, respectively, of merger-related expenses from the Carolina Financial acquisition.
TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (“LIBOR”)
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit the rates used to calculate LIBOR after 2021. ICE Benchmark Administration (the publisher of LIBOR) plans to discontinue publication of the one-week
and
two-month
U.S. Dollar LIBOR settings on December 31, 2021, and to discontinue publication of overnight, one-month,
three-month,
six-month,
and twelve-month U.S. Dollar LIBOR settings on June 30, 2023. It is assumed that LIBOR will either cease to be provided by any administrator or will no longer be representative of an acceptable market benchmark after these respective dates. Additionally, The Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have issued joint supervisory guidance encouraging banks to cease entering into any new contracts using LIBOR by December 31, 2021.
Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. At this time, however, it is unclear to what extent these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what other alternatives may be adopted by the broader markets that utilize LIBOR as a reference rate. United has formed a project team comprised of individuals across various lines of business throughout the company to identify risks, monitor market developments, evaluate replacement benchmark alternatives, and manage the company’s transition away from LIBOR.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2021, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2021 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION
United’s total assets as of June 30, 2021 were $27.19 billion, which was an increase of $1.01 billion or 3.84% from December 31, 2020. This increase was mainly due to an increase of $1.47 billion or 66.47% in cash and cash equivalents, and an increase of $325.32 million or 10.21% in investment securities. These increases in assets were partially offset by a $703.41 million or 4.00% decrease in portfolio loans and a $142.11 million or 19.77% decrease in loans held for sale. Total liabilities increased $910.59 million or 4.16% from year-end
2020. Deposits increased $982.23 million or 4.77% which was partially offset by a $64.90 million or 6.45% decrease in borrowings and a $5.72 million or 2.83% decrease in accrued expenses and other liabilities. Shareholders’ equity increased $96.09 million or 2.24%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2021 increased $1.47 billion or 66.47% from year-end
2020. In particular, interest-bearing deposits with other banks increased $1.46 billion or 76.35% as United placed more cash in an interest-bearing account with the Federal Reserve. Cash and cash equivalents increased $9.28 million or 3.12% while federal funds sold increased $102 thousand or 12.39%. During the first six months of 2021, net cash of $351.96 million and $293.76 million were provided by operating and investing activities, respectively, while net cash of $822.61 million was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2021 and 2020.
Securities
Total investment securities at June 30, 2021 increased $325.32 million or 10.21%. Securities available for sale increased $323.72 million or 10.96%. This change in securities available for sale reflects $399.55 million in sales, maturities and calls of securities, $759.34 million in purchases, and an decrease of $29.37 million in market value. The majority of the purchase activity was related to mortgage-backed securities, corporate securities, asset-backed securities and state and political subdivisions securities. Securities held to maturity declined $223 thousand or 18.40% from year-end
2020 due to maturities and calls of securities. Equity securities were $11.51 million at June 30, 2021, an increase of $789 thousand or 7.36% due mainly to net purchases. Other investment securities were flat, increasing $1.04 million or less than 1% from year-end
2020 due mainly to an increase in investment tax credits. Partially offsetting this increase in investment tax credits was a decrease in Federal Home Loan Bank (“FHLB”) stock.
The following table summarizes the changes in the available for sale securities since year-end
2020:

(Dollars in thousands)	June 30 2021	December 31 2020	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$15,147	$66,344	$(51,197)	(77.17%)
State and political subdivisions	614,046	565,160	48,886	8.65%
Mortgage-backed securities	1,677,162	1,625,812	51,350	3.16%
Asset-backed securities	489,433	294,623	194,810	66.12%
Single issue trust preferred securities	17,417	17,027	390	2.29%
Corporate securities	463,869	384,393	79,476	20.68%

Total available for sale securities, at fair value	$3,277,074	$2,953,359	$323,715	10.96%

The following table summarizes the changes in the held to maturity securities since year-end
2020:

(Dollars in thousands)	June 30 2021		December 31 2020		$ Change	% Change
State and political subdivisions	$970	(1)	$1,192	(2)	$(222)	(18.62%)
Other corporate securities	19		20		(1)	(5.00%)

Total held to maturity securities, at amortized cost	$989		$1,212		$(223)	(18.40%)

Note
: (1) net of allowance for credit losses of $31 thousand.
(2) net of allowance for credit losses of $23 thousand.
At June 30, 2021, gross unrealized losses on available for sale securities were $12.71 million. Securities with the most significant gross unrealized losses at June 30, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
As of June 30, 2021, United’s available for sale mortgage-backed securities had an amortized cost of $1.65 billion, with an estimated fair value of $1.68 billion. The portfolio consisted primarily of $973.33 million in agency residential mortgage-backed securities with a fair value of $985.00 million, $39.79 million in non-agency
residential mortgage-backed securities with an estimated fair value of $39.60 million, and $634.65 million in commercial agency mortgage-backed securities with an estimated fair value of $652.56 million.
As of June 30, 2021, United’s available for sale corporate securities had an amortized cost of $965.98 million, with an estimated fair value of $970.72 million. The portfolio consisted of $18.25 million in single issue trust preferred securities with an estimated fair value of $17.42 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $489.90 million and a fair value of $489.43 million and other corporate securities, with an amortized cost of $457.83 million and a fair value of $463.87 million.
United’s available for sale single issue trust preferred securities had a fair value of $17.42 million as of June 30, 2021. Of the $17.42 million, $11.49 million or 65.97% were investment grade; $1.00 million or 5.73% were split rated; and $4.93 million or 28.30% were unrated. The two largest exposures accounted for 70.32% of the $17.42 million. These included Truist Bank at $7.32 million and Emigrant Bank at $4.93 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During the first six months of 2021, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2021 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2021, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale decreased $142.11 million or 19.77% from year-end
2020. Loan sales in the secondary market exceeded originations during the first six months of 2021. Loan originations for the first six months of 2021 were $3.58 billion while loans sales were $3.72 billion. Loans held for sale were $576.83 million at June 30, 2021 as compared to $718.94 million at year-end
2020.

Portfolio Loans
Loans, net of unearned income, decreased $703.41 million or 4.00%. Since year-end
2020, commercial, financial and agricultural loans decreased $466.13 million or 4.36% as a result of a $396.65 million or 9.78% decrease in commercial loans (not secured by real estate) and a $69.49 million or 1.05% decrease in commercial real estate loans. Residential real estate loans decreased $312.83 million or 8.02% while consumer loans decreased $24.67 million or 2.05% due to a decrease in indirect automobile financing. Partially offsetting these decreases in loans, net of unearned income, was a $102.70 million or 5.62% increase in construction and land development loans.
The following table summarizes the changes in the major loan classes since year-end
2020:

(Dollars in thousands)	June 30 2021	December 31 2020	$ Change	% Change
Loans held for sale	$576,827	$718,937	$(142,110)	(19.77%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,589,701	$1,622,687	$(32,986)	(2.03%)
Nonowner-occupied commercial real estate	4,981,226	5,017,727	(36,501)	(0.73%)
Other commercial loans	3,657,772	4,054,418	(396,646)	(9.78%)

Total commercial, financial, and agricultural	$10,228,699	$10,694,832	$(466,133)	(4.36%)
Residential real estate	3,587,057	3,899,885	(312,828)	(8.02%)
Construction & land development	1,929,052	1,826,349	102,703	5.62%

Consumer:
Bankcard	7,940	8,937	(997)	(11.16%)
Other consumer	1,168,904	1,192,580	(23,676)	(1.99%)

Total gross loans	$16,921,652	$17,622,583	$(700,931)	(3.98%)
Less: Unearned income	(33,651)	(31,170)	(2,481)	7.96%

Total Loans, net of unearned income	$16,888,001	$17,591,413	$(703,412)	(4.00%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $38.80 million or 6.64% from
year-end
2020 due to a $53.69 million increase in cash surrender life insurance policies as a result of purchases of new policies, totaling $50.00 million, during the second quarter of 2021. In addition, deferred tax assets increased $3.50 million due to timing differences. Partially offsetting these increases were decreases of $8.90 million in derivative assets, $4.12 million in other real estate owned properties (“OREO”) due to sales and write downs and $2.93 million in core deposit intangibles due to amortization and $1.45 million in income tax receivables due to timing differences.
Deposits
Deposits represent United’s primary source of funding. Total deposits at June 30, 2021 increased $982.23 million or 4.77%. In terms of composition, noninterest-bearing deposits increased $878.19 million or 11.86% while interest-bearing deposits were relatively flat from December 31, 2020, increasing $104.04 million or less than 1%.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $878.19 million increase in noninterest-bearing deposits was due mainly to increases in commercial noninterest-bearing deposits of $457.31 million or 11.25%, personal noninterest-bearing deposits of $122.06 million or 11.10% and public noninterest-bearing deposits of $3.02 million or 2.31%. In addition, sweep activity to noninterest bearing MMDAs increased $280.39 million or 14.18%.

Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing MMDAs increased $414.25 million or 5.06% since year-end
2020. In particular, commercial MMDAs increased $204.60 million, public MMDAs increased $101.37 million, and personal MMDAs increased $130.45 million. Partially offsetting these increases in interest-bearing MMDAs is a decrease of $22.17 million in brokered MMDAs. NOW accounts increased $12.38 million or 1.55% since year-end
2020. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $325.62 million or 10.51% mainly due to a $91.62 million increase in personal NOW accounts, a $136.72 million increase in commercial NOW accounts, and a $97.29 million increase in public funds NOW accounts.
Regular savings increased $140.40 million or 10.94% from
year-end
2020 mainly due to a $122.35 million increase in personal savings accounts and a $17.29 million increase in commercial savings accounts.
Time deposits under $100,000 decreased $83.02 million or 8.47% from year-end
2020. This decrease in time deposits under $100,000 was the result of a $73.10 million decrease in fixed Certificates of Deposits (“CDs”) under $100,000 and a $12.55 million decrease in listed CDs under $100,000.
Since
year-end
2020, time deposits over $100,000 decreased $379.98 million or 19.71% as fixed rate CDs decreased $184.44 million, brokered certificates of deposits decreased $103.43 million, and public funds CDs over $100,000 decreased $81.22 million. In addition, Certificate of Deposit Account Registry Service (“CDARS”) CDs decreased $11.16 million.
The table below summarizes the changes by deposit category since year-end
2020:

(Dollars in thousands)	June 30 2021	December 31 2020	$ Change	% Change
Demand deposits	$6,026,206	$5,428,398	$597,808	11.01%
Interest-bearing checking	812,018	799,635	12,383	1.55%
Regular savings	1,424,220	1,283,823	140,397	10.94%
Money market accounts	10,859,968	10,165,334	694,634	6.83%
Time deposits under $100,000	896,973	979,988	(83,015)	(8.47%)
Time deposits over $100,000 (1)	1,548,006	1,927,982	(379,976)	(19.71%)

Total deposits	$21,567,391	$20,585,160	$982,231	4.77%

(1)	Includes time deposits of $250,000 or more of $623,652 and $889,334 at June 30, 2021 and December 31, 2020, respectively.
Borrowings
Total borrowings at June 30, 2021 decreased $64.90 million or 6.45% since year-end
2020. During the first six months of 2021, short-term borrowings decreased $14.56 million or 10.23% due to a decline in short-term securities sold under agreements to repurchase. Long-term borrowings decreased $50.35 million or 5.82% from year-end
2020 due to a $51.17 million decrease in long-term FHLB advances as payments exceeded new borrowings.
The table below summarizes the change in the borrowing categories since year-end
2020:

(Dollars in thousands)	June 30 2021	December 31 2020	$ Change	% Change
Short-term securities sold under agreements to repurchase	$127,745	$142,300	$(14,555)	(10.23%)
Long-term FHLB advances	533,365	584,532	(51,167)	(8.75%)
Subordinated debt	9,865	9,865	0	0.00%
Issuances of trust preferred capital securities	270,792	269,972	820	0.30%

Total borrowings	$941,767	$1,006,669	$(64,902)	(6.45%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2021 decreased $5.72 million or 2.83% from year-end
2020. In particular, income tax payable decreased $3.88 million and business franchise taxes decreased $4.33 million both due to timing differences. In addition, interest payable decreased $2.01 million, accrued employee expenses decreased $6.20 million as a result of $6.13 million decrease in incentives payable and derivative liabilities decreased $6.66 million. Partially offsetting these decreases was an increase of $18.57 million in accounts payable associated with George Mason due to timing differences and an increase of $6.95 million in accrued loan expenses.
Shareholders’ Equity
Shareholders’ equity at June 30, 2021 was $4.39 billion, which was an increase of $96.09 million or 2.24% from year-end
2020.
Retained earnings increased $111.21 million or 9.23% from
year-end
2020. Earnings net of dividends for the first six months of 2021 were $111.21 million.
Accumulated other comprehensive income decreased $11.85 million or 52.96% from year-end
2020 due mainly to a decrease of $22.53 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this decrease was a $8.94 million increase in the fair of cash flow hedges, net of deferred income taxes. The after-tax
accretion of pension costs was $1.74 million for the first six months of 2021.
During the fourth quarter of 2020, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 306,204 shares in the first six months of 2021 at a cost of $9.96 million or an average price per share of $32.52.
RESULTS OF OPERATIONS
Overview
Net income for the second quarter of 2021 was $94.84 million or $0.73 per diluted share, as compared to $52.69 million or $0.44 per diluted share for the prior year second quarter. Net income for the first six months of 2021 was $201.73 million or $1.56 per diluted share compared to $92.87 million or $0.84 per share for the first six months of 2020. Earnings for the second quarter and first half of 2021, as compared to the second quarter and first half of 2020, were benefited by lower provision for credit losses primarily due to better performance trends within the loan portfolio and an improved future macroeconomic forecast under the Current Expected Credit Loss (“CECL”) accounting standard. The second quarter and first half of 2020 were also affected by significant merger-related expenses from the Carolina Financial Corporation (“Carolina Financial”) acquisition.
For the second quarter of 2021, United’s annualized return on average assets was 1.41% and return on average shareholders’ equity was 8.69% as compared to 0.87% and 5.40% for the second quarter of 2020. United’s annualized return on average assets for the first six months of 2021 was 1.52% and return on average shareholders’ equity was 9.32% as compared to 0.85% and 5.16% for the first six months of 2020. For the second quarter and first half of 2021, United’s annualized return on average tangible equity was 14.95% and 16.06%, respectively, as compared to 9.58% and 9.28% for the second quarter and first half of 2020, respectively.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$94,836	$52,686	$201,734	$92,869

(b) Number of days	91	91	181	182

Average Total Shareholders’ Equity (GAAP)	$4,378,898	$3,921,289	$4,363,053	$3,620,425
Less: Average Total Intangibles	(1,834,920)	(1,708,683)	(1,830,305)	(1,607,977)

(c) Average Tangible Equity (non-GAAP)	$2,543,978	$2,212,606	$2,532,748	$2,012,448

Return on Tangible Equity (non-GAAP)
[(a) / (b)] x 366 or 365/ (c)	14.95%	9.58%	16.06%	9.28%
Net interest income for the second quarter of 2021 was $186.52 million, which was an increase of $15.92 million, or 9.33%, from the second quarter of 2020. The increase in net interest income occurred because total interest income increased $1.47 million while total interest expense decreased $14.45 million from the second quarter of 2020. Net interest income for the first half of 2021 was $377.48 million, an increase of $65.36 million or 20.94% from the first half of 2020. The increase in net interest income occurred because total interest income increased $26.64 million while total interest expense decreased $38.71 million from the first six months of 2020.
The provision for credit losses was a net reduction in expense of $8.88 million and $8.74 million for the second quarter and first half of 2021, respectively, while the provision for credit losses was an expense of $45.91 million and $73.03 million, respectively, for the second quarter and first half of 2020. These decreases in the provision for credit losses were mainly due to the impact of better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. In addition, a provision for loan losses of $28.95 million was recorded on purchased non-PCD
loans from Carolina Financial during the second quarter of 2020. For the second quarter of 2021, noninterest income was $62.85 million, which was a decrease of $25.54 million or 28.90% from the second quarter of 2020 primarily driven by a decrease in income from mortgage banking activities due primarily to the mark-to-market
impact of a declining interest rate lock commitment pipeline. Noninterest income for the first six months of 2021 was $155.42 million which was an increase of $30.22 million or 24.14% from the first six months of 2020 which was primarily due to increased income from mortgage banking activities due to an elevated volume of mortgage loan originations and sales in the secondary market as well as the addition of mortgage banking operations from the Carolina Financial acquisition. For the second quarter of 2021, noninterest expense decreased $10.42 million or 6.98% from the second quarter of 2020 primarily due to a decrease in data processing expense which included a contract termination penalty incurred in the second quarter of 2020 associated with the Carolina Financial acquisition. For the first six months of 2021, noninterest expense increased $37.37 million or 14.92% from the first six months of 2020 due mainly to the Carolina Financial acquisition as well as due to higher employee incentives and commissions expense mainly related to higher mortgage banking production.
Income taxes for the second quarter of 2021 were $24.46 million as compared to $11.02 million for the second quarter of 2020. For the first six months of 2021 and 2020 income tax expense was $52.02 million and $20.91 million, respectively. For the quarters ended June 30, 2021 and 2020, United’s effective tax rate was 20.50% and 17.30%, respectively. The effective tax rate for the first six months of 2021 and 2020 was 20.50% and 18.38%, respectively.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the second quarter of 2021 was $89.77 million compared to net income of $29.78 million for the second quarter of 2020. Net income attributable to the community banking segment for the first half of 2021 was $172.00 million compared to net income of $71.83 million for the first half of 2020. The higher net income within the community banking segment was due primarily to the impact of the Carolina Financial acquisition and a lower provision for credit losses.

Net interest income increased $15.70 million to $183.40 million for the second quarter of 2021, compared to $167.70 million for the same period of 2020. Net interest income increased $62.47 million to $370.60 million for the first half of 2021, compared to $308.12 million for the same period of 2020. Generally, net interest income for the second quarter and first six months of 2021 increased from the second quarter and first six months of 2020 due to an increase in average earning assets as a result of the Carolina Financial acquisition, PPP loan activity and to a larger decline in the average cost of funds as compared to the average yield on earning assets.
Provision for credit losses was a reduction in expense of $8.88 million for the three months ended June 30, 2021 compared to a provision expense of $45.91 million for the same period of 2020. Provision for credit losses was a reduction in expense of $8.74 million for the six months ended June 30, 2021 compared to a provision expense of $73.03 million for the same period of 2020. The decreases for the second quarter and first half of 2021 were due mainly to a provision for credit losses of $28.95 million recorded on purchased non-credit
deteriorated
(“non-PCD”)
loans from Carolina Financial during the second quarter of 2020 and the better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard.
Noninterest income increased $3.77 million for the second quarter of 2021 to $24.07 million as compared to $20.30 million for the second quarter of 2020. Noninterest income for the first half of 2021 increased $10.59 million to $50.46 million for the first half of 2021 as compared to $39.87 million for the first half of 2020. The increases in 2021 were due mainly to increased fees from trust services, fees from brokerage services, fees from deposit services, bankcard fees and merchant discounts and other miscellaneous income.
Noninterest expense was $103.43 million for the second quarter of 2021, compared to $106.48 million for the same period of 2020. The decrease of $3.05 million was mainly due to a decline in data processing expense from the second quarter of 2020, which included a significant contract termination penalty associated with the Carolina Financial acquisition. Noninterest expense was $213.45 million for the six months ended June 30, 2021, compared to $186.94 million for the same period of 2020. The increase in noninterest expense for the first six months of 2021 was primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $4.97 million and $28.00 million for the second quarter and the first half of 2021, respectively, as compared to net income of $31.05 million and $32.16 million for the second quarter and first half of 2020. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $39.77 million for the second quarter of 2021 as compared to $71.01 million for the second quarter of 2020. The decrease of $31.25 million was due mainly to a decline in the fair value of derivatives associated with mortgage loan commitments although sales activity increased. Noninterest income for the first half of 2021 was $107.27 million as compared to $92.20 million for the first half of 2020. The increase of $15.07 million for the first half of 2021 was due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense was $36.39 million and $77.57 million for the second quarter and first half of 2021 as compared $35.26 million and $56.02 million for the second quarter and first half of 2020. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The increases in 2021 were due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the mortgage banking employees added from the Carolina Financial acquisition.

Consolidated Results of Operations by Major Category
The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	June 2021	June 2020	March 2021
Income Statement Summary:
Interest income	$200,186	$198,717	$205,657
Interest expense	13,669	28,115	14,697

Net interest income	186,517	170,602	190,960
Provision for credit losses	(8,879)	45,911	143
Other income	62,846	88,390	92,573
Other expense	138,951	149,374	148,927

Income before income taxes	119,291	63,707	134,463
Income taxes	24,455	11,021	27,565

Net income	$94,836	$52,686	$106,898

	Six Months Ended
(Dollars in thousands)	June 2021	June 2020
Income Statement Summary:
Interest income	$405,843	$379,199
Interest expense	28,366	67,079

Net interest income	377,477	312,120
Provision for credit losses	(8,736)	73,030
Other income	155,419	125,196
Other expense	287,878	250,507

Income before income taxes	253,754	113,779
Income taxes	52,020	20,910

Net income	$201,734	$92,869

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
Net interest income for the second quarter of 2021 was $186.52 million, which was an increase of $15.92 million or 9.33% from the second quarter of 2020. The $15.92 million increase in net interest income occurred because total interest income increased $1.47 million while total interest expense decreased $14.45 million from the second quarter of 2020. Net interest income for the first half of 2021 was $377.48 million, which was an increase of $65.36 million or 20.94% from the first half of 2020. The $65.36 million increase in net interest income occurred because total interest income increased $26.64 million while total interest expense decreased $38.71 million from the first half of 2020. On a linked-quarter basis, net interest income for the second quarter of 2021 decreased $4.44 million or 2.33% from the first quarter of 2021. The $4.44 million decrease in net interest income occurred because total interest income decreased $5.47 million while total interest expense decreased $1.03 million from the first quarter of 2021.
Generally, net interest income for the second quarter and first half of 2021 increased from the second quarter and first half of 2020 due to a larger decline in the cost of average interest-bearing liabilities in comparison to the yield on average earning assets (“interest rate spread”). Generally, interest income for the second quarter and first half of 2021 increased from the second quarter and first half of 2020 due to an increase in earning assets, mainly as a result of the Carolina Financial acquisition and PPP loan activity, while interest expense decreased primarily due to a decline in market interest rates which resulted in lower funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the second quarter of 2021 was $187.59 million, an increase of $15.97 million or 9.31% from the second quarter of 2020. Average earning assets for the second quarter of 2021 increased $2.31 billion or 10.69% from the second quarter of 2020 due to a $419.95 million or 2.45% increase in average net loans and leases, including loans held for sale, a $1.36 billion or 87.61% increase in average short-term investments and a $537.20 million or 18.33% increase in average investment securities. The net interest spread for the second quarter of 2021 increased 10 basis points from second quarter of 2020 due to a 43 basis point decrease in the average cost of funds partially offset by a 33 basis point decrease in average yield on earning assets. Net PPP loan fee income of $9.02 million was recognized in the second quarter of 2021 driven primarily by loan forgiveness by the SBA, as compared to $4.48 million for the second quarter of 2020. Loan accretion on acquired loans and leases was $9.67 million and $9.55 million for the second quarter of 2021 and 2020, respectively, an increase of $120 thousand. The net interest margin of 3.14% for the second quarter of 2021 was a decrease of 4 basis points from the net interest margin of 3.18% for the second quarter of 2020.
Tax-equivalent
net interest income for the first six months of 2021 was $379.60 million, an increase of $65.68 million or 20.92% from the first six months of 2020. This increase in tax-equivalent
net interest income was primarily attributable to an increase in average earning assets from the Carolina Financial acquisition. Average earning assets increased $4.26 billion or 21.90% from the first six months of 2020 as average net loans and leases, including loans held for sale, increased $2.24 billion or 14.40%. Average short-term investments and average investment securities increased $1.47 billion or 129.69% and $555.70 million or 19.94%, respectively. Net PPP loan fee income of $20.33 million was recognized in the first half of 2021 driven primarily by loan forgiveness, as compared to $4.48 million for the first half of 2020. In addition, the average cost of funds for the first half of 2021 decreased 67 basis points due primarily to a decline in interest rates from the first half of 2020. Partially offsetting the increases to tax-equivalent
net interest income for the first half of 2021 was a decrease of 47 basis points in the average yield on earning assets as compared to the first half of 2020 due to the decline in market interest rates and the low yield on the PPP loans. In addition, loan accretion on acquired loans was $19.47 million and $19.10 million for the first half of 2021 and 2020, respectively, an increase of $374 thousand. The net interest margin of 3.22% for the first half of 2021 was a decrease of 2 basis points from the net interest margin of 3.24% for the first half of 2020.
On a linked-quarter basis, net interest income for the second quarter of 2021 decreased $4.44 million or 2.33% from the first quarter of 2021. The net interest spread for the second quarter of 2021 of 2.98% decreased 16 basis points from the first quarter of 2021 due to a 19 basis point decrease in the average yield on earning assets partially offset by a 3 basis point decrease in the average cost of funds. Net PPP loan fee income for the second quarter of 2021 decreased $2.29 million from the first quarter of 2021. Average earning assets increased $460.32 million, or 1.96%, from the first quarter of 2021 due mainly to increases in average short-term investments of $616.06 million and average investment securities of $252.01 million partially offset by a decrease in average net loans and leases, including loans held for sale of $407.75 million driven primarily by PPP loan forgiveness. The net interest margin of 3.14% for the second quarter of 2021 was a decrease of 16 basis points from the net interest margin of 3.30% for the first quarter of 2021.

United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended June 30, 2021, June 30, 2020 and March 31, 2021 and the six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended
(Dollars in thousands)	June 30 2021	June 30 2020	March 31 2021
Loan accretion	$9,669	$9,549	$9,800
Certificates of deposit	1,050	2,611	1,449
Long-term borrowings	174	488	174

Total	$10,893	$12,648	$11,423

	Six Months Ended
(Dollars in thousands)	June 30 2021	June 30 2020
Loan accretion	$19,469	$19,095
Certificates of deposit	2,499	2,752
Long-term borrowings	348	756

Tax-equivalent net interest income	$22,316	$22,603

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended June 30, 2021, June 30, 2020 and March 31, 2021 and the six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended
(Dollars in thousands)	June 30 2021	June 30 2020	March 31 2021
Net interest income, GAAP basis	$186,517	$170,602	$190,960
Tax-equivalent adjustment (1)	1,075	1,018	1,047

Tax-equivalent net interest income	$187,592	$171,620	$192,007

	Six Months Ended
(Dollars in thousands)	June 30 2021	June 30 2020
Net interest income, GAAP basis	$377,477	$312,120
Tax-equivalent adjustment (1)	2,122	1,800

Tax-equivalent net interest income	$379,599	$313,920

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2021 and 2020 and the three months ended March 31, 2021. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month
periods ended June 30, 2021 and 2020, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and six-month
period ended June 30, 2021 and 2020. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,905,604	$1,757	0.24%	$1,548,759	$1,868	0.49%
Investment Securities:
Taxable	3,114,902	13,846	1.78%	2,703,980	16,241	2.40%
Tax-exempt	353,223	2,331	2.64%	226,942	1,641	2.89%

Total Securities	3,468,125	16,177	1.87%	2,930,922	17,882	2.44%
Loans, net of unearned income (2)	17,825,433	183,327	4.12%	17,345,008	179,985	4.17%
Allowance for loan losses	(231,422)			(170,947)

Net loans	17,594,011		4.18%	17,174,061		4.21%

Total earning assets	23,967,740	$201,261	3.37%	21,653,742	$199,735	3.70%

Other assets	3,038,218			2,748,858

TOTAL ASSETS	$27,005,958			$24,402,600

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,219,572	$11,012	0.33%	$11,600,243	$19,249	0.67%
Short-term borrowings	136,801	182	0.54%	144,866	196	0.54%
Long-term borrowings	814,151	2,475	1.22%	2,070,557	8,670	1.68%

Total Interest-Bearing Funds	14,170,524	13,669	0.39%	13,815,666	28,115	0.82%

Noninterest-bearing deposits	8,227,147			6,412,124
Accrued expenses and other liabilities	229,389			253,521

TOTAL LIABILITIES	22,627,060			20,481,311
SHAREHOLDERS’ EQUITY	4,378,898			3,921,289

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,005,958			$24,402,600

NET INTEREST INCOME		$187,592			$171,620

INTEREST SPREAD			2.98%			2.88%

NET INTEREST MARGIN			3.14%			3.18%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,599,276	$3,650	0.28%	$1,131,633	$5,833	1.04%
Investment Securities:
Taxable	3,018,633	27,372	1.81%	2,620,604	33,210	2.53%
Tax-exempt	324,183	4,312	2.66%	166,512	2,520	3.03%

Total Securities	3,342,816	31,684	1.90%	2,787,116	35,730	2.56%
Loans, net of unearned income (2)	18,030,354	372,631	4.16%	15,708,515	339,436	4.34%
Allowance for loan losses	(233,597)			(152,515)

Net loans	17,796,757		4.22%	15,556,000		4.38%

Total earning assets	23,738,849	$407,965	3.46%	19,474,749	$380,999	3.93%

Other assets	3,011,252			2,510,632

TOTAL ASSETS	$26,750,101			$21,985,381

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,202,246	$22,997	0.35%	$10,439,513	$46,726	0.90%
Short-term borrowings	139,463	360	0.52%	141,146	654	0.93%
Long-term borrowings	823,705	5,009	1.23%	2,036,660	19,699	1.95%

Total Interest-Bearing Funds	14,165,414	28,366	0.40%	12,617,319	67,079	1.07%

Non-interest bearing deposits	7,982,751			5,519,584
Accrued expenses and other liabilities	238,883			228,053

TOTAL LIABILITIES	22,387,048			18,364,956
SHAREHOLDERS’ EQUITY	4,363,053			3,620,425

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,750,101			$21,985,381

NET INTEREST INCOME		$379,599			$313,920

INTEREST SPREAD			3.06%			2.86%

NET INTEREST MARGIN			3.22%			3.24%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s provision for credit losses was a net reduction in expense of $8.88 million and $8.74 million for the second quarter and first half of 2021, respectively, while the provision for credit losses was an expense of $45.91 million and $73.03 million, respectively, for the second quarter and first half of 2020. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity
securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2021, the provision for loan and lease losses was a reduction in expense of $8.82 million as compared to provision expense of $45.91 million for the quarter ended June 30, 2020. The provision for loan and lease losses for the first six months of 2021 was a reduction in expense of $8.52 million as compared to provision expense of $73.02 million for the first six months of 2020. Net charge-offs were $5.22 million for the second quarter of 2021 as compared to net charge-offs of $4.34 million for the same quarter in 2020. Net charge-offs for the first six months of 2021 were $9.76 million as compared to $11.03 million for the first six months of 2020. The lower amount of provision expense for 2021 compared to 2020 was mainly due to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans from Carolina Financial during the second quarter of 2020 and better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. On a linked-quarter basis, the provision for loan losses decreased $9.11 million due mainly to better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. Net charge-offs for the second quarter of 2021 increased $679 thousand from the first quarter of 2021. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income were 0.12% and 0.11% for the second quarter and first half of 2021, respectively, compared to 0.10% and 0.15% for the second quarter and first half of 2020. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income was 0.10% for the first quarter of 2021.
As of June 30, 2021, nonperforming loans and leases were $102.59 million or 0.61% of loans and leases, net of unearned income as compared to $132.21 million or 0.75% of loans and leases, net of unearned income at December 31, 2020. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans and leases past due 90 days or more were $14.14 million at June 30, 2021, an increase of $303 thousand or 2.19% from $13.83 million at year-end
2020. This increase was primarily due to several large commercial relationships that have exceeded their stated maturity dates as of June 30, 2021. At June 30, 2021, nonaccrual loans and leases were $41.18 million, which was a decrease of $21.54 million or 34.34% from $62.72 million at year-end
2020. This decrease was due to the repayment of three large commercial nonaccrual loans as well as the charge-off
of three commercial relationships and troubled debt restructuring designations for three large commercial nonaccrual loans. Restructured loans were $47.27 million at June 30, 2021, a decrease of $8.39 million or 15.07% from $55.66 million at year-end
2020. The decrease was mainly due to the repayment of four large commercial relationships and charge-off
of two commercial restructured loans during the first six months of 2021. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $121.06 million, including OREO of $18.47 million at June 30, 2021, represented 0.45% of total assets.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2021, the allowance for credit losses was $238.44 million as compared to $255.08 million at December 31, 2020.
At June 30, 2021, the allowance for loan and lease losses was $217.55 million as compared to $235.83 million at December 31, 2020. The decrease in the allowance for loan and lease losses was due to better trends within the loan portfolio as well as improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.29% at June 30, 2021 and 1.34% at December 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 212.06% and 178.38% at June 30, 2021 and December 31, 2020, respectively. The increase in this ratio was due mainly to a larger decline in nonperforming loans and leases than in the allowance for loan and lease losses.
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
The second quarter of 2021 qualitative adjustments include analyses of the following:

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

•	The forecast improved in the second quarter of 2021 as compared to the first quarter while maintaining a gradual recovery pace extending into 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•
Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process as it is likely this stimulus package continues to have a positive impact on the economy.

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
United’s review of the allowance for loan and lease losses at June 30, 2021 produced decreased allocations in each of the four loan categories as compared to December 31, 2020. The allocation related to the commercial, financial & agricultural loan pool decreased $9.41 million. The residential real estate allocation decreased $3.07 million. The real estate construction and development loan pool allocation decreased $3.93 million. The consumer loan pool decreased $1.87 million. Each of these decreases were primarily due to improved economic conditions and improved expectations within the reasonable and supportable forecast.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $3.44 million at June 30, 2021 and $7.78 million at December 31, 2020. In comparison to the prior
year-end,
this element of the allowance decreased by $4.34 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans as well as repayment of individually assessed loans.

Management believes that the allowance for credit losses of $238.44 million at June 30, 2021 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity securities for the first half of 2021 and 2020 was immaterial. The allowance for credit losses related to held to maturity securities was $31 thousand as of June 30, 2021 as compared to $23 thousand as of December 31, 2020. There was no provision for credit losses recorded on available for sale investment securities for the first half of 2021 and 2020 and no allowance for credit losses on available for sale investment securities as of June 30, 2021 and December 30, 2020. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of June 30, 2021. As a result of this assessment, United released reserves of $70 thousand and $221 thousand for the second quarter and first half of 2021. The allowance for accrued interest receivables not expected to be collected as of June 30, 2021 was $29 thousand as compared to $250 thousand at December 31, 2020.
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
Noninterest income for the second quarter of 2021 was $62.85 million, a decrease of $25.54 million or 28.90% from the second quarter of 2020. Noninterest income for the first half of 2021 was $155.42 million, an increase of $30.22 million or 24.14% from the first half of 2020. Both differences from the second quarter and first half of 2020 were due mainly to changes in income from mortgage banking activities.
Income from mortgage banking activities totaled $36.94 million for the second quarter of 2021 compared to $68.21 million for the same period of 2020, a decline of $31.27 million or 45.84%. The decrease was due mainly to a decline in the fair value of derivatives associated with a declining interest rate lock commitment pipeline although sales activity increased. For the three months ended June 30, 2021 and 2020, mortgage loan sales were $1.88 billion and $1.59 billion, respectively. For the first half of 2021 and 2020, income from mortgage banking activities was $102.34 million and $85.84 million, respectively. The increase of $16.48 million for the first half of 2021 was due mainly to increased sales of mortgage loans in the secondary market and the addition of mortgage banking operations from the Carolina Financial acquisition. For the six months ended June 30, 2021 and 2020, mortgage loan sales were $3.72 billion and $2.21 billion, respectively.
Mortgage loan servicing income for the second quarter and first half of 2021 increased $852 thousand and $3.21 million from the second quarter and first half of 2020 due to increased mortgage servicing activity.
Fees from brokerage services for the second quarter and first half of 2021 increased $1.00 million or 37.83% and $2.41 million or 43.29%, respectively, from the second quarter and first half of 2020. This increase was due to an increased volume of transactions.

Fees from trust services for the second quarter and first half of 2021 increased $932 thousand or 28.58% and $1.21 million or 17.97%, respectively, from the second quarter and first half of 2020. This increase was due to an increase in managed assets.
Fees from deposit services for the second quarter and first half of 2021 increased $1.34 million or 16.65% and $2.28 million or 14.24%, respectively, from the second quarter and first half of 2020. Generally, the increase was due primarily to higher income from overdraft fees, debit card and automated teller machine (“ATM”) fees due to the waiving of fees towards the end of the first quarter and during the second quarter of 2020 as a result of the
COVID-19
pandemic.
Fees from bankcard services for the second quarter and first half of 2021 increased $650 thousand or 90.53% and $721 thousand or 42.14%, respectively, from the second quarter and first half of 2020. This increase was due to an increased volume of transactions.
Income from bank-owned life insurance (“BOLI”) for the first half of 2021 was $3.06 million, a decrease of $618 thousand or 16.80% from the first half of 2020 due to a decrease in death benefits. For the first half of 2020, United recognized death benefits from BOLI of $1.19 million.
On a linked-quarter basis, noninterest income for the second quarter of 2021 decreased $29.73 million, or 32.11%, from the first quarter of 2021 primarily due to a decrease of $28.45 million in income from mortgage banking activities.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense decreased $10.42 million or 6.98% for the second quarter of 2021 compared to the same period in 2020. For the first half of 2021, noninterest expense was $287.88 million, which was an increase of $37.37 million or 14.92% from the first half of 2020.
Employee compensation for the first half of 2021 increased $27.76 million or 24.53% from the first half of 2020. The increase for the first half of 2021 was due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for first half of 2021 was due mainly to higher employee commissions and incentives expense primarily related to the increased mortgage banking production.
Employee benefits expense for the second quarter of 2021 increased $1.69 million or 13.23% from the second quarter of 2020. Employee benefits expense for the first half of 2021 increased $6.36 million or 26.97% as compared to the first half of 2020. The increases for the second quarter and first half of 2021 were primarily due to higher levels of Federal Insurance Contributions Act (“FICA”), health insurance and postretirement expense due mainly to the additional employees from the Carolina Financial acquisition. The increase in FICA expense was also due to the higher commissions and incentives expense.
Net occupancy expense increased $1.66 million or 8.58% for the first half of 2021 as compared to the same period in 2020. The increases were due primarily to increases in building depreciation and maintenance expenses mainly as a result of the offices added in the Carolina Financial acquisition.
OREO expense for the first half of 2021 increased $2.48 million as declines in the fair value of OREO properties increased from the first half of 2020.
Equipment expense increased $826 thousand or 16.51% and $3.03 million or 34.18% for the second quarter and first six months of 2021, respectively, as compared to the same periods in 2020. The increases were due to higher maintenance costs and depreciation expense primarily due to the Carolina Financial acquisition.

Data processing expense decreased $8.97 million or 56.32% and $7.45 million or 34.76% for the second quarter and first half of 2021, respectively, as compared to the second quarter and first half of 2020. These decreases were due mainly to a $9.66 million penalty in the second quarter of 2020 to terminate the contract with Carolina Financial’s data processor.
Mortgage loan servicing expense and impairment for the second quarter and first half of 2021 increased $1.09 million and $4.13 million, respectively, from the same time periods in 2020. The increases were due to an increase in mortgage servicing activity as a result of the acquisition of Carolina Financial and Crescent Mortgage. In addition, United recorded a $250 thousand temporary impairment charge, net of recoveries on its mortgage servicing rights during the second quarter and first half of 2021 as compared to a temporary impairment charge on its mortgage servicing rights of $710 thousand during the second quarter and first half of 2020.
Other expense for the second quarter of 2021 decreased $3.60 million or 11.86% from the second quarter of 2020. Included in other expense for the second quarter were merger-related expenses of $5.52 million for the Carolina Financial acquisition as compared to $183 thousand for the announced Community Bankers Trust merger in the second quarter of 2021. The expense for the reserve for unfunded commitments for the second quarter of 2021 decreased $2.17 million from the same time period in 2020 due to a $1.84 million expense related to the reserve for acquired unfunded commitments from Carolina Financial which was recorded in the second quarter of 2020.
On a linked-quarter basis, noninterest expense for the second quarter of 2021 decreased $9.98 million, or 6.70%, from the first quarter of 2021 primarily due to decreases of $3.86 million in employee compensation and $3.25 million in OREO expense. Employee compensation declined from the first quarter of 2021 primarily due to a decline in commissions and incentives mainly related to mortgage banking operations while the decline in OREO expense was due mainly to fewer declines in the fair value of OREO properties.
Income Taxes
For the second quarter and first half of 2021, income tax expense was $24.46 million and $52.02 million, respectively, as compared to $11.02 million and $20.91 million, respectively, in the second quarter and first half of 2020. These increases were due to higher earnings and a higher effective tax rate. On a linked-quarter basis, income tax expense decreased $3.11 million due to lower earnings from the first quarter of 2021. United’s effective tax rate was 20.50% for the second quarter of 2021, 17.30% for the second quarter of 2020 and 20.50% for the first quarter of 2021. For the first half of 2021 and 2020, United’s effective tax rate was 20.50% and 18.38%, respectively. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.
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
For the first six months ended June 30, 2021, cash of $351.96 million was provided by operating activities due mainly to net income of $201.73 million. In addition, mortgage banking activities added cash of $142.11 million to the net income amount as sales of mortgage loans in the secondary market exceeded originations. Net cash of $293.76 million was provided by investing activities which was primarily due to net loan repayments of $710.86 million partially offset by $364.82 million of purchases of investment securities over proceeds from sales and the $50.00 million purchase of bank-owned life insurance policies. During the first half of 2021, net cash of $822.61 million was provided by financing activities due primarily to net growth of $984.73 million in deposits. These funding activities were partially offset by the net repayment of $50.00 million in long-term FHLB advances, cash dividends paid of $90.72 million, and net repurchases of $11.21 million of United common stock for the first six months of 2021. The net effect of the cash flow activities was an increase in cash and cash equivalents of $1.47 billion for the first six months of 2021.
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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.93% at June 30, 2021 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.66%, 13.66% and 10.33%, respectively. The June 30, 2021 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.39 billion at June 30, 2021, which was an increase of $96.09 million or 2.24% from December 31, 2020. This increase is primarily due to an increase of $111.21 million in retained earnings (net income less dividends declared). Partially offsetting this increase was a decrease of $11.85 million in accumulated other comprehensive income due mainly to an after-tax
decrease in the fair value of available for sale securities. Treasury stock increased $11.28 million or 7.09% due to the repurchase of 306,204 shares of United common stock under a stock repurchase plan approved by United’s Board of directors in November of 2019.
United’s equity to assets ratio was 16.16% at June 30, 2021 as compared to 16.41% at December 31, 2020. The primary capital ratio, capital and reserves to total assets and reserves, was 16.89% at June 30, 2021 as compared to 17.22% at December 31, 2020. United’s average equity to average asset ratio was 16.21% for the second quarter of 2021 as compared to 16.07% the second quarter of 2020. United’s average equity to average asset ratio was 16.31% for the first half of 2021 as compared to 16.47% the first half of 2020. All of these financial measurements reflect a financially sound position.

During the second quarter of 2021, United’s Board of Directors declared a cash dividend of $0.35 per share. Cash dividends were $0.70 per common share for the first six months of 2021. Total cash dividends declared were $45.27 million for the second quarter of 2021 and $90.52 million for the first six months of 2021 as compared to $45.42 million for the second quarter of 2020 and $81.02 million for the first six months of 2020.
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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2021 and December 31, 2020:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2021	December 31, 2020
+200	2.60%	(4.32%)
+100	1.16%	(2.61%)
-100	(0.82%)	0.03%
-200	(1.37%)	(0.05%)
At June 30, 2021, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.16% over one year as compared to a decrease of 2.61% at December 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.60% over one year as of June 30, 2021, as compared to a decrease of 4.32% as of December 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.82% over one year as of June 30, 2021 as compared to an increase of 0.03%, over one year as of December 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.37% over one year as of June 30, 2021 as compared to a decrease of 0.05% over one year as of December 31, 2020.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.94% in year two as of June 30, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 9.74% in year two as of June 30, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.95% in year two as of June 30, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.29% in year two as of June 30, 2021.
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

At June 30, 2021, United’s mortgage related securities portfolio had an amortized cost of $1.6 billion, of which approximately $614.6 million or 37% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay
and accretion directed (“VADMs”) bonds having an average life of approximately 3.5 years and a weighted average yield of 1.94%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.3 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 12.2%, or less than the price decline of a
5-
year treasury note. By comparison, the price decline of a
30-year
2% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 22.8%.
United had approximately $585.8 million in fixed rate Commercial Mortgage Backed Securities (“CMBS”) with a projected yield of 2.14% and a projected average life of 5.3 years on June 30, 2021. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.2 years.
United had approximately $17.3 million in
15-year
mortgage backed securities with a projected yield of 2.20% and a projected average life of 2.6 years as of June 30, 2021. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (“WALA”) of 8.5 years and a weighted average maturity (“WAM”) of 7.7 years.
United had approximately $192.5 million in
20-year
mortgage backed securities with a projected yield of 1.41% and a projected average life of 5 years on June 30, 2021. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (“WALA”) of 1.5 years and a weighted average maturity (“WAM”) of 18.4 years.
United had approximately $159.9 million in
30-year
mortgage backed securities with a projected yield of 2.22% and a projected average life of 4.4 years on June 30, 2021. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (“WALA”) of 3.5 years and a weighted average maturity (“WAM”) of 24.2 years.
The remaining 5% of the mortgage related securities portfolio on June 30, 2021, included floating rate CMO, CMBS and mortgage backed securities.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2021 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
Limitations on the Effectiveness of Controls
United’s management, including the CEO and CFO, does not expect that United’s disclosure controls and internal controls will prevent all errors and fraud. While United’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-

making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
Changes in Internal Controls
There have been no changes in United’s internal control over financial reporting (as defined in Rules
13a-15(e)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2021, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended June 30, 2021 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2021	0	$00.00	0	3,033,796
5/01 – 5/31/2021	1,915	$41.38	0	3,033,796
6/01 – 6/30/2021	0	$00.00	0	3,033,796

Total	1,915	$41.38	0

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2021 – 1,912 shares at an average price of $41.39 were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2021, the following shares were purchased for the deferred compensation plan: May 2021 – 3 shares at an average price of $38.67.

(3)
In October 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the “2019 Plan”). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated June 2, 2021 and filed June 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Articles of Incorporation (incorporated into this filing by reference to a Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Bylaws (incorporated into this filing by reference to a Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to an Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date:	August 9, 2021	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	August 9, 2021	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer