Form 10-Q
period 2021-09-30
UNITED BANKSHARES INC/WV
filed 2021-11-09
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
424-8716
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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

3
1, 2021
, the registrant had
129,203,167

shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2021 and December 31, 2020, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2021 and 2020, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2021	December 31 2020
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$289,690	$297,369
Interest-bearing deposits with other banks	3,742,944	1,910,876
Federal funds sold	927	823

Total cash and cash equivalents	4,033,561	2,209,068
Securities available for sale at estimated fair value (amortized cost-$3,372,304 at September 30, 2021 and $2,868,346 at December 31, 2020, allowance for credit losses of $0 at September 30, 2021 and December 31, 2020)	3,409,984	2,953,359
Securities held to maturity, net of allowance for credit losses of $27 at September 30, 2021 and $23 at December 31, 2020 (estimated fair value-$1,020 at September 30, 2021 and $1,235 at December 31, 2020)	993	1,212
Equity securities at estimated fair value	11,984	10,718
Other investment securities	223,104	220,895
Loans held for sale ( measured using the fair value option -$493,299 at September 30, 2021 and $698,341 at December 31, 2020)	493,299	718,937
Loans and leases	16,771,332	17,622,583
Less: Unearned income	(27,703)	(31,170)

Loans and leases, net of unearned income	16,743,629	17,591,413
Less: Allowance for loan and lease losses	(210,891)	(235,830)

Net loans and leases	16,532,738	17,355,583
Bank premises and equipment	171,935	175,824
Operating lease right-of-use assets	75,593	69,520
Goodwill	1,810,040	1,796,848
Mortgage servicing rights, net of valuation allowance of $1,383 at September 30, 2021 and at December 31, 2020	22,836	20,955
Accrued interest receivable, net of allowance for credit losses of $26 at September 30, 2021 and $250 at December 31, 2020	58,181	66,832
Other assets	663,269	584,496

TOTAL ASSETS	$27,507,517	$26,184,247

Liabilities
Deposits:
Noninterest-bearing	$8,490,191	$7,405,260
Interest-bearing	13,332,418	13,179,900

Total deposits	21,822,609	20,585,160
Borrowings:
Securities sold under agreements to repurchase	123,018	142,300
Federal Home Loan Bank (“FHLB”) borrowings	532,782	584,532
Other long-term borrowings	281,069	279,837
Reserve for lending-related commitments	25,191	19,250
Operating lease liabilities	80,518	73,213
Accrued expenses and other liabilities	211,564	202,335

TOTAL LIABILITIES	23,076,751	21,886,627

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-134,167,380 and 133,809,374 at September 30, 2021 and December 31, 2020, respectively, including 4,963,606 and 4,620,867 shares in treasury at September 30, 2021 and December 31, 2020, respectively	335,419	334,523
Surplus	2,903,576	2,894,471
Retained earnings	1,363,488	1,205,395
Accumulated other comprehensive (loss) gain	(1,239)	22,370
Treasury stock, at cost	(170,478)	(159,139)

TOTAL SHAREHOLDERS’ EQUITY	4,430,766	4,297,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,507,517	$26,184,247

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Interest income
Interest and fees on loans and leases	$176,695	$192,266	$548,109	$530,431
Interest on federal funds sold and other short-term investments	2,548	2,060	6,198	7,893
Interest and dividends on securities:
Taxable	12,999	14,448	40,371	47,658
Tax-exempt	1,838	1,495	5,245	3,486

Total interest income	194,080	210,269	599,923	589,468

Interest expense
Interest on deposits	9,803	17,726	32,800	64,452
Interest on short-term borrowings	167	172	527	826
Interest on long-term borrowings	2,531	6,707	7,540	26,406

Total interest expense	12,501	24,605	40,867	91,684

Net interest income	181,579	185,664	559,056	497,784
Provision for credit losses	(7,829)	16,781	(16,565)	89,811

Net interest income after provision for credit losses	189,408	168,883	575,621	407,973

Other income
Fees from trust services	4,269	3,574	12,225	10,318
Fees from brokerage services	3,883	3,066	11,860	8,633
Fees from deposit services	9,888	9,320	28,180	25,332
Bankcard fees and merchant discounts	1,473	1,226	3,905	2,937
Other service charges, commissions, and fees	703	715	2,237	1,843
Income from bank-owned life insurance	2,556	2,059	5,617	5,738
Income from mortgage banking activities	42,012	109,457	144,350	195,301
Mortgage loan servicing income	2,429	2,345	7,170	3,879
Net gain on the sale of bank premises	0	2,229	0	2,229
Net investment securities gains	82	860	2,715	2,566
Other income	1,329	617	5,784	1,888

Total other income	68,624	135,468	224,043	260,664

Other expense
Employee compensation	67,459	84,455	208,428	197,660
Employee benefits	13,132	13,202	43,052	36,767
Net occupancy expense	10,339	10,944	31,381	30,324
Other real estate owned (“OREO”) expense	387	1,166	4,384	2,679
Equipment expense	7,286	5,616	19,160	14,465
Data processing expense	6,612	6,708	20,594	28,140
Mortgage loan servicing expense and impairment	3,253	3,301	10,029	5,949
Bankcard processing expense	422	450	1,300	1,319
FDIC insurance expense	1,920	2,700	5,720	7,882
FHLB prepayment penalties	0	10,385	0	10,385
Other expense	31,466	32,666	86,106	86,530

Total other expense	142,276	171,593	430,154	422,100

Income before income taxes	115,756	132,758	369,510	246,537
Income taxes	23,604	28,974	75,624	49,884

Net income	$92,152	$103,784	$293,886	$196,653

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) – continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Earnings per common share:
Basic	$0.71	$0.80	$2.28	$1.68

Diluted	$0.71	$0.80	$2.27	$1.68

Average outstanding shares:
Basic	128,762,815	129,373,154	128,716,450	116,876,402
Diluted	128,960,220	129,454,966	128,934,282	116,944,594
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net income	$92,152	$103,784	$293,886	$196,653
Change in net unrealized (loss) gain on available-for-sale (“AFS”) securities, net of tax	(13,777)	8,180	(36,305)	53,600
Change in net unrealized gain (loss) on cash flow hedge, net of tax	1,377	678	10,320	(594)
Change in pension plan assets, net of tax	638	988	2,376	3,213

Comprehensive income, net of tax	$80,390	$113,630	$270,277	$252,872

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Nine Months Ended September 30, 2021
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value

Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Grant of restricted stock (180,901 shares)	180,901	452	(452)	0	0	0	0
Common stock options exercised (145,621 shares)	145,621	365	3,100	0	0	0	3,465

Balance at March 31, 2021	134,135,896	335,340	2,898,807	1,267,039	1,861	(170,349)	4,332,698
Comprehensive income:
Net income	0	0	0	94,836	0	0	94,836
Other comprehensive income, net of tax	0	0	0	0	8,662	0	8,662

Total comprehensive income, net of tax							103,498
Stock based compensation expense	0	0	1,892	0	0	0	1,892
Cash dividends ($0.35 per share)	0	0	0	(45,268)	0	0	(45,268)
Stock grant forfeiture (1,971 shares)	0	0	73	0	0	(73)	0
Grant of restricted stock (1,443 shares)	1,443	4	(4)	0	0	0	0
Common stock options exercised (28,324 shares)	28,324	70	823	0	0	0	893

Balance at June 30, 2021	134,165,663	335,414	2,901,591	1,316,607	10,523	(170,422)	4,393,713
Comprehensive income:
Net income	0	0	0	92,152	0	0	92,152
Other comprehensive income, net of tax	0	0	0	0	(11,762)	0	(11,762)

Total comprehensive income, net of tax							80,390
Stock based compensation expense	0	0	1,912	0	0	0	1,912
Cash dividends ($0.35 per share)	0	0	0	(45,271)	0	0	(45,271)
Stock grant forfeiture (1,531 shares)	0	0	56	0	0	(56)	0
Common stock options exercised (1,717 shares)	1,717	5	17	0	0	0	22

Balance at September 30, 2021	134,167,380	$335,419	$2,903,576	$1,363,488	$(1,239)	$(170,478)	$4,430,766

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Nine Months Ended September 30
	2021	2020

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$553,195	$(45,337)

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	215	210
Proceeds from sales of securities available for sale	49,145	192,010
Proceeds from maturities and calls of securities available for sale	519,368	370,889
Purchases of securities available for sale	(1,081,798)	(278,082)
Proceeds from sales of equity securities	1,250	1,043
Purchases of equity securities	(1,808)	(896)
Proceeds from sales and redemptions of other investment securities	7,961	145,394
Purchases of other investment securities	(18,992)	(127,950)
Purchases of bank-owned life insurance policies	(85,000)	0
Redemption of bank-owned life insurance policies	0	1,186
Purchases of bank premises and equipment	(11,363)	(14,348)
Proceeds from sales of bank premises and equipment	1,604	4,391
Proceeds from the sales of OREO properties	4,501	9,438
Acquisition of Carolina Financial Corporation, net of cash paid	0	629,107
Net change in loans	864,282	(957,029)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	249,365	(24,637)

FINANCING ACTIVITIES
Cash dividends paid	(135,988)	(117,290)
Acquisition of treasury stock	(11,210)	(608)
Proceeds from exercise of stock options	4,361	288
Repayment of long-term Federal Home Loan Bank borrowings	(550,000)	(1,787,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	500,000
Distribution of treasury stock for deferred compensation plan	0	1
Changes in:
Deposits	1,234,052	2,519,920
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(19,282)	(226,297)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,021,933	889,014

Increase in cash and cash equivalents	1,824,493	819,040

Cash and cash equivalents at beginning of year	2,209,068	837,493

Cash and cash equivalents at end of period	$4,033,561	$1,656,533

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$2,531	$22,262
Acquisition of Carolina Financial:
Assets acquired, net of cash	(7,190)	4,174,573
Liabilities assumed	6,002	4,302,722
Goodwill	13,192	316,872
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2021 and 2020 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2020 has been extracted from the audited financial statements included in United’s 2020 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2020 Annual Report on Form
10-K,
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
New Accounting Standards
In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2021-05,
“Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (Topic 848). This new guidance requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease in accordance with the classification criteria in ASC
842-10-25-2
and
25-3,
respectively and if the lessor would have recognized a selling loss at lease commencement. When applying the guidance in ASC
842-10-24-3A,
the lessor would not derecognize the underlying asset over its useful life. ASU
No. 2021-05
is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities may elect to adopt the amendments through either a retrospective application to leases that commenced or were modified after the beginning of the period in which ASC 842 was adopted or a prospective application to leases that commence or are modified subsequent to the date the amendments in ASU
2021
-05
are first applied. ASU
No. 2021-05
is not expected to have a material impact on the Company’s financial condition or results of operations.
In January 2021, the FASB issued ASU
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

The Community Bankers Trust Agreement provides that upon consummation of the Community Bankers Trust Merger, each outstanding share of common stock of Community Bankers Trust will be converted into the right to receive
0.3173
shares of United common stock, par value $
2.50
per share. Pursuant to the Community Bankers Trust Agreement, at the effective time of the Community Bankers Trust Merger, each outstanding Community Bankers Trust stock option granted under a Community Bankers Trust stock plan, whether vested or unvested as of the date of the Community Bankers Trust Agreement, will vest only as provided pursuant to the terms of such Community Bankers Trust stock plan and convert into an option to acquire United common stock adjusted based on the
0.3173
exchange ratio. Also, at the effective time of the Community Bankers Trust Merger, each restricted stock unit granted under a Community Bankers Trust stock plan that is outstanding immediately prior to the effective time of the Community Bankers Trust Merger will vest only in accordance with the formula and other terms of the Community Bankers Trust stock plan and convert into the right to receive shares of United common stock based on the
0.3173
exchange ratio.
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
and Southeast footprints. As of September 30, 2021, Community Bankers Trust had $1,771,300 in total assets, $1,246,660 in gross loans and
 $1,498,802 in deposits. For the third quarter and first nine months of 2021, United recorded acquisition-related costs for the announced Community Bankers Trust merger of $845 and $1,027.
All requisite regulatory approvals for the merger have been received from the Board of Governors of the Federal Reserve System and from the Virginia State Corporation Commission. United has filed an amended Form
S-4
with the Securities and Exchange Commission regarding the proposed merger with Community Bankers Trust. The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions including approval by the shareholders of Community Bankers Trust.
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

Immediately following the Carolina Financial Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “CresCom Bank Merger”). United Bank survived the CresCom Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta, Georgia. As a result of the CresCom Bank Merger, Crescent is now a wholly-owned subsidiary of United Bank. For the third quarter and first nine months of 2021, United did not record any acquisition-related costs associated with the Carolina Financial Merger as compared to acquisition-related costs of $5,673 and $53,682 for the third quarter and first nine months of 2020.
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
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded fair value discounts of $47,425 on the loans and leases acquired, $620 on investment securities, $272 on OREO, $4,831 on trust preferred issuances and $135 on subordinated notes, respectively, and premiums of $5,908 on buildings acquired, $4,357 on land acquired, $12,818 on interest-bearing deposits, and $468 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562 on the loans and commitments acquired split between $19,797 for purchased credit deteriorated (“PCD”) loans and $30,765 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2021, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.25 years and 15.50 years, respectively, and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.25 years, and 3.85 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill were considered final as of
June
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

The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial and Crescent Mortgage provided $152,276 in total revenues (net interest income plus other income), and $77,456 in net income for the first nine months of 2021. These amounts are included in United’s consolidated financial statements as of and for the nine months ended September 30, 2021. Carolina Financial’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$12,919	$129	$3	$0	$13,045
State and political subdivisions	604,224	18,899	2,436	0	620,687
Residential mortgage-backed securities
Agency	1,028,691	14,161	8,838	0	1,034,014
Non-agency	38,383	9	323	0	38,069
Commercial mortgage-backed securities
Agency	617,651	18,101	4,704	0	631,048
Asset-backed securities	535,422	814	1,225	0	535,011
Single issue trust preferred securities	17,281	188	987	0	16,482
Other corporate securities	517,733	5,216	1,321	0	521,628

Total	$3,372,304	$57,517	$19,837	$0	$3,409,984

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,804	$543	$3	$0	$66,344
State and political subdivisions	538,082	27,330	252	0	565,160
Residential mortgage-backed securities
Agency	905,230	24,134	473	0	928,891
Non-agency	21,639	137	0	0	21,776
Commercial mortgage-backed securities
Agency	644,774	31,009	638	0	675,145
Asset-backed securities	297,834	204	3,415	0	294,623
Single issue trust preferred securities	18,230	167	1,370	0	17,027
Other corporate securities	376,753	7,648	8	0	384,393

Total	$2,868,346	$91,172	$6,159	$0	$2,953,359

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $12,896 and $10,663 at September 30, 2021 and December 31, 2020, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2021 and December 31, 2020.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$231	$3	$231	$3
State and political subdivisions	97,193	1,725	21,887	711	119,080	2,436
Residential mortgage-backed securities
Agency	545,634	8,838	0	0	545,634	8,838
Non-agency	36,990	323	0	0	36,990	323
Commercial mortgage-backed securities
Agency	113,565	2,874	37,735	1,830	151,300	4,704
Asset-backed securities	376,883	812	83,813	413	460,696	1,225
Single issue trust preferred securities	0	0	13,227	987	13,227	987
Other corporate securities	134,486	1,321	0	0	134,486	1,321

Total	$1,304,751	$15,893	$156,893	$3,944	$1,461,644	$19,837

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$297	$3	$0	$0	$297	$3
State and political subdivisions	30,480	252	0	0	30,480	252
Residential mortgage-backed securities
Agency	131,114	467	3,867	6	134,981	473
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	83,395	638	0	0	83,395	638
Asset-backed securities	0	0	266,104	3,415	266,104	3,415
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,804	1,370	13,804	1,370
Other corporate securities	8,494	8	0	0	8,494	8

Total	$253,780	$1,368	$283,775	$4,791	$537,555	$6,159

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Proceeds from sales and calls	$167,520	$149,193	$568,513	$562,899
Gross realized gains	125	2,800	1,667	4,618
Gross realized losses	(17)	(1,939)	(115)	(2,116)
At September 30, 2021, gross unrealized losses on available for sale securities were $19,837 on 181 securities of a total portfolio of 994 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $604,224 at September 30, 2021. As of September 30, 2021, approximately 59% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2021. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2021.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,646,342 at September 30, 2021. Of the $1,646,342 amount, $617,651 was related to agency commercial mortgage-backed securities and $1,028,691 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2021.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $38,383 at September 30, 2021. Of the $38,383, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2021.
Asset-backed securities
As of September 30, 2021, United’s asset-backed securities portfolio had a total amortized cost balance of $535,422. The entire portfolio was rated AA+ or better as of September 30, 2021. Approximately 49% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 47% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. The remaining 4% of the portfolio relates to various other asset-backed securities that are all
AAA
rated.

Upon reviewing this portfolio for the third quarter of 2021, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2021 consisted of $8,453 in investment grade bonds, $3,067 in split rated bonds, and $5,761 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2021, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of September 30, 2021, United’s
corporate
securities portfolio had a total amortized cost balance of $517,733. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $517,733 total amortized cost balance, 90% had at least one rating above investment grade, 2% was below investment grade rated, and 8% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at September 30, 2021.
The amortized cost and estimated fair value of securities available for sale at September 30, 2021 and December 31, 2020 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$94,138	$95,067	$150,575	$151,651
Due after one year through five years	566,739	580,168	495,922	514,441
Due after five years through ten years	757,597	766,611	688,264	714,416
Due after ten years	1,953,830	1,968,138	1,533,585	1,572,851

Total	$3,372,304	$3,409,984	$2,868,346	$2,953,359

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $11,984 at September 30, 2021 and $10,718 at December 31, 2020.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net gains recognized during the period on equity securities sold	$0	$2	$788	$9
Unrealized gains recognized during the period on equity securities still held at period end	2	0	53	114
Unrealized losses recognized during the period on equity securities still held at period end	(27)	(2)	(132)	(58)
Net gains recognized during the period	$(25)	$0	$709	$65

Other investment securities
During the third quarter of 2021, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2021 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,819,897 and $1,942,087 at September 30, 2021 and December 31, 2020, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2021	December 31, 2020

Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,542,555	$1,622,687
Nonowner-occupied commercial real estate	5,198,547	5,017,727
Other commercial	3,229,471	4,054,418

Total commercial, financial & agricultural	9,970,573	10,694,832
Residential real estate	3,514,228	3,899,885
Construction & land development	2,109,149	1,826,349
Consumer:
Bankcard	8,178	8,937
Other consumer	1,169,204	1,192,580
Less: Unearned income	(27,703)	(31,170)

Total gross loans	$16,743,629	$17,591,413

The table above does not include loans held for sale of $493,299 and $718,937 at September 30, 2021 and December 31, 2020, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $32,882 and $35,756 at September 30, 2021 and December 31, 2020, respectively.
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United has implemented a short-term modification program that complies with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allows for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of September 30, 2021, United has 146 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $51,926 of loans outstanding, down significantly from 1,002 eligible loan modifications in deferral on $399,857 of loans outstanding at December 31, 2020.
As of September 30, 2021, United had TDRs of $37,752 as compared to $55,657 as of December 31, 2020. Of the $37,752 aggregate balance of TDRs at September 30, 2021, $24,662 was on nonaccrual and $292 was
30-89
days past due. Of the $55,657 aggregate balance of TDRs at December 31, 2020, $41,185 was on nonaccrual and $197 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of September 30, 2021, there was a commitment to lend additional funds of $112 to a debtor owing a receivable whose terms have been modified in a TDR. During the first nine months of 2021, advances totaling $13 were made to this debtor under a loan that had been previously modified. No advances were made to this debtor during the third quarter of 2021 under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at September 30, 2021 and December 31, 2020 and the reasons for modification:

Reason for modification	September 30, 2021	December 31, 2020
Interest rate reduction	$3,164	$10,774
Interest rate reduction and change in terms	473	2,346
Forgiveness of principal	194	214
Concession of principal and term	19	22
Transfer of asset	5,407	0
Extended maturity	4,299	4,414
Change in terms	24,196	37,887

Total	$37,752	$55,657

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2021 and 2020, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	September 30, 2021			September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Owner-occupied	1	$103	$103	0	$0	$0
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	1	39	38
Residential real estate	1	473	473	3	381	381
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$576	$576	4	$420	$419

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2021 and 2020, segregated by class of loans:

	Troubled Debt Restructurings
	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Owner-occupied	2	$1,043	$1,196	21	$18,579	$17,210
Nonowner-occupied	2	6,349	6,136	6	2,258	2,225
Other commercial	1	181	181	19	3,706	2,873
Residential real estate	1	473	473	22	4,271	3,495
Construction & land development	0	0	0	12	4,607	4,392
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	3	69	21

Total	6	$8,046	$7,986	83	$33,490	$30,216

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2021and had charge-offs during the three months and nine months ended September 30, 2021. The recorded investment amounts presented were as of the September 30, 2021 balance sheet date.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	0	0	1	0

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings

Construction & land development	0	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	0	$0	3	$0

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2020 and had charge-offs during the three and nine months ended September 30, 2020. The recorded investment amounts presented were as of the September 30, 2020 balance sheet date.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	2	86	2	86
Residential real estate	0	0	0	0
Construction & land development	0	0	1	690
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$86	3	$776

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:

Age Analysis of Past Due Loans and Leases
As of September 30, 2021
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,648	$10,816	$17,464	$1,525,091	$1,542,555	$257
Nonowner-occupied	5,028	27,640	32,668	5,165,879	5,198,547	1,826
Other commercial	20,814	11,204	32,018	3,197,453	3,229,471	2,268
Residential real estate	19,835	21,474	41,309	3,472,919	3,514,228	7,886
Construction & land development	823	3,607	4,430	2,104,719	2,109,149	505
Consumer:
Bankcard	96	97	193	7,985	8,178	97
Other consumer	14,229	2,340	16,569	1,152,635	1,169,204	1,988

Total	$67,473	$77,178	$144,651	$16,626,681	$16,771,332	$14,827

Age Analysis of Past Due Loans and Leases
As of December 31, 2020
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,556	$28,479	$33,035	$1,589,652	$1,622,687	$0
Nonowner-occupied	6,837	29,292	36,129	4,981,598	5,017,727	1,284
Other commercial	13,796	26,274	40,070	4,014,348	4,054,418	1,001

Age Analysis of Past Due Loans and Leases
As of December 31, 2020
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Residential real estate	32,743	24,892	57,635	3,842,250	3,899,885	8,574
Construction & land development	1,919	5,885	7,804	1,818,545	1,826,349	461
Consumer:
Bankcard	362	156	518	8,419	8,937	156
Other consumer	14,765	2,757	17,522	1,175,058	1,192,580	2,356

Total	$74,978	$117,735	$192,713	$17,429,870	$17,622,583	$13,832

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At September 30, 2021			At December 31, 2020
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$10,559	$10,559	$257	$28,479	$28,479	$0
Nonowner-occupied	25,814	22,374	1,826	28,008	16,070	1,284
Other Commercial	8,936	6,349	2,268	25,273	13,149	1,001
Residential Real Estate	13,588	13,588	7,886	16,318	14,769	8,574
Construction	3,102	3,102	505	5,424	4,484	461
Consumer:
Bankcard	0	0	97	0	0	156
Other consumer	352	352	1,988	401	401	2,356

Total	$62,351	$56,324	$14,827	$103,903	$77,352	$13,832

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2021 and 2020.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2021 and December 31, 2020:

	Collateral Dependent Loans and Leases
	At September 30, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total

Commercial real estate:
Owner-occupied	$0	$42	$0	$10,025	$9,975	$20,042
Nonowner-occupied	12,045	0	2,061	8,702	21,390	44,198
Other commercial	0	11,695	0	0	770	12,465
Residential real estate	16,858	0	0	0	0	16,858
Construction & land development	0	0	4,966	0	1,064	6,030
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$28,903	$11,737	$7,027	$18,727	$33,199	$99,593

	Collateral Dependent Loans and Leases
	At December 31, 2020
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,480	$138	$0	$18,097	$21,737	$41,452
Nonowner-occupied	16,400	0	2,898	10,167	18,230	47,695
Other commercial	5,424	20,429	0	258	2,345	28,456
Residential real estate	21,006	229	34	0	803	22,072
Construction & land development	39	0	17,408	0	746	18,193
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	1	1

Total	$44,349	$20,796	$20,340	$28,522	$43,862	$157,869

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
Special mention loans, with a corporate credit exposure, have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices. For loans with a consumer credit exposure, loans that are past due
30-
89
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

A loan with corporate credit exposure is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred. Doubtful borrowers are usually in d
e
fault, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, there are not any loans with a consumer credit exposure that are classified as doubtful. Usually, they are charged-off
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$155,334	$283,246	$148,710	$133,675	$171,027	$575,677	$22,067	$414	$1,490,150
Special Mention	0	0	0	2,144	723	18,660	974	0	22,501
Substandard	0	59	42	0	1,355	27,187	700	248	29,591
Doubtful	0	0	0	0	0	313	0	0	313

Total	$155,334	$283,305	$148,752	$135,819	$173,105	$621,837	$23,741	$662	$1,542,555

YTD charge-offs	0	0	0	0	(44)	(325)	0	0	(369)
YTD recoveries	0	0	0	0	12	695	0	0	707

YTD net charge-offs	$0	$0	$0	$0	$(32)	$370	$0	$0	$338

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$280,779	$152,851	$162,027	$198,610	$282,214	$443,312	$22,303	$0	$1,542,096
Special Mention	0	1,206	3,772	754	2,013	20,792	0	453	28,990
Substandard	1,935	62	0	1,117	3,788	43,354	864	149	51,269
Doubtful	0	0	0	0	0	332	0	0	332

Total	$282,714	$154,119	$165,799	$200,481	$288,015	$507,790	$23,167	$602	$1,622,687

YTD charge-offs	0	0	0	0	0	(2,195)	0	0	(2,195)
YTD recoveries	0	0	0	0	0	795	0	0	795

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,400)	$0	$0	$(1,400)

Commercial Real Estate – Nonowner-occupied
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$924,821	$838,776	$554,807	$477,322	$431,061	$1,571,022	$104,675	$2,058	$4,904,542
Special Mention	0	0	113,718	0	378	49,693	0	0	163,789
Substandard	0	725	13,610	21,382	1,110	93,389	0	0	130,216
Doubtful	0	0	0	0	0	0	0	0	0

Total	$924,821	$839,501	$682,135	$498,704	$432,549	$1,714,104	$104,675	$2,058	$5,198,547

YTD charge-offs	0	0	0	0	0	(3,140)	0	0	(3,140)
YTD recoveries	0	0	0	0	0	393	0	0	393

YTD net charge-offs	$0	$0	$0	$0	$0	$(2,747)	$0	$0	$(2,747)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans connverted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$929,001	$592,109	$596,260	$481,894	$502,417	$1,496,135	$118,404	$2,112	$4,718,332
Special Mention	0	105,104	0	391	8,902	78,591	0	0	192,988
Substandard	392	14,620	7,435	1,564	10,824	71,572	0	0	106,407
Doubtful	0	0	0	0	0	0	0	0	0

Total	$929,393	$711,833	$603,695	$483,849	$522,143	$1,646,298	$118,404	$2,112	$5,017,727

YTD charge-offs	(38)	0	(300)	0	(3,394)	(2,402)	0	0	(6,134)
YTD recoveries	0	0	0	0	0	1,023	0	0	1,023

YTD net charge-offs	$(38)	$0	$(300)	$0	$(3,394)	$(1,379)	$0	$0	$(5,111)

Other commercial
	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$838,912	$580,174	$313,046	$103,079	$89,668	$123,875	$950,605	$2,139	$3,001,498
Special Mention	25	0	31,047	1,161	870	3,374	116,423	67	152,967
Substandard	735	1,003	766	1,191	212	20,059	50,685	245	74,896
Doubtful	0	0	0	0	0	110	0	0	110

Total	$839,672	$581,177	$344,859	$105,431	$90,750	$147,418	$1,117,713	$2,451	$3,229,471

YTD charge-offs	0	(86)	(32)	(200)	(173)	(2,858)	(40)	0	(3,389)
YTD recoveries	0	0	17	78	20	2,488	0	0	2,603

YTD net charge-offs	$0	$(86)	$(15)	$(122)	$(153)	$(370)	$(40)	$0	$(786)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loan s	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$1,702,787	$370,059	$200,588	$112,170	$119,582	$257,638	$1,172,699	$2,668	$3,938,191
Special Mention	333	384	4,754	1,300	138	8,231	40,048	86	55,274
Substandard	1,649	830	2,241	2,606	6,565	30,308	16,222	360	60,781
Doubtful	0	0	0	0	37	135	0	0	172

Total	$1,704,769	$371,273	$207,583	$116,076	$126,322	$296,312	$1,228,969	$3,114	$4,054,418

YTD charge-offs	0	0	(959)	(23)	(3,525)	(12,843)	0	0	(17,350)
YTD recoveries	94	864	18	12	684	2,789	0	0	4,461

YTD net charge-offs	$94	$864	$(941)	$(11)	$(2,841)	$(10,054)	$0	$0	$(12,889)

Residential Real Estate
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loan s	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$583,623	$587,834	$426,827	$357,744	$187,516	$951,339	$388,470	$3,007	$3,486,360
Special Mention	0	0	0	0	175	4,333	737	0	5,245
Substandard	473	0	386	176	2,703	18,741	31	113	22,623
Doubtful	0	0	0	0	0	0	0	0	0

Total	$584,096	$587,834	$427,213	$357,920	$190,394	$974,413	$389,238	$3,120	$3,514,228

YTD charge-offs	0	0	(37)	(38)	(166)	(5,687)	0	0	(5,928)
YTD recoveries	0	0	0	0	3	1,997	13	0	2,013

YTD net charge-offs	$0	$0	$(37)	$(38)	$(163)	$(3,690)	$13	$0	$(3,915)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$603,714	$624,142	$640,535	$292,700	$282,547	$975,913	$436,728	$4,224	$3,860,503
Special Mention	0	267	0	192	2,325	6,623	800	0	10,207
Substandard	0	282	440	3,263	3,516	20,967	201	227	28,896
Doubtful	0	0	0	0	0	279	0	0	279

Total	$603,714	$624,691	$640,975	$296,155	$288,388	$1,003,782	$437,729	$4,451	$3,899,885

YTD charge-offs	0	0	0	0	(1)	(1,759)	0	0	(1,760)
YTD recoveries	0	0	0	101	0	961	1	0	1,063

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(798)	$1	$0	$(697)

Construction and Land Development
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$525,527	$554,346	$461,772	$233,922	$76,435	$69,165	$175,047	$0	$2,096,214
Special Mention	0	0	0	2,409	0	1,207	995	0	4,611
Substandard	359	0	278	933	0	6,008	746	0	8,324
Doubtful	0	0	0	0	0	0	0	0	0

Total	$525,886	$554,346	$462,050	$237,264	$76,435	$76,380	$176,788	$0	$2,109,149

YTD charge-offs	0	0	0	0	0	(383)	0	0	(383)
YTD recoveries	0	0	0	0	123	284	0	0	407

YTD net charge-offs	$0	$0	$0	$0	$123	$(99)	$0	$0	$24

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Internal Risk Grade:
Pass	$420,977	$663,113	$304,579	$127,377	$83,252	$53,713	$145,431	$0	$1,798,442
Special Mention	0	0	4,689	557	0	1,420	995	0	7,661
Substandard	0	250	1,535	0	216	17,499	746	0	20,246
Doubtful	0	0	0	0	0	0	0	0	0

Total	$420,977	$663,363	$310,803	$127,934	$83,468	$72,632	$147,172	$0	$1,826,349

YTD charge-offs	0	0	0	0	0	(2,027)	0	0	(2,027)
YTD recoveries	0	0	0	0	0	1,513	0	0	1,513

YTD net charge-offs	$0	$0	$0	$0	$0	$(514)	$0	$0	$(514)

Bankcard
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$7,985	$0	$7,985
Special Mention	0	0	0	0	0	0	96	0	96
Substandard	0	0	0	0	0	0	97	0	97
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,178	$0	$8,178

YTD charge-offs	0	0	0	0	0	0	(153)	0	(153)
YTD recoveries	0	0	0	0	0	0	38	0	38

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(115)	$0	$(115)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,419	$0	$8,419
Special Mention	0	0	0	0	0	0	362	0	362
Substandard	0	0	0	0	0	0	156	0	156
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,937	$0	$8,937

YTD charge-offs	0	0	0	0	0	0	(221)	0	(221)
YTD recoveries	0	0	0	0	0	0	52	0	52

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(169)	$0	$(169)

Other Consumer
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior

Internal Risk Grade:
Pass	$359,777	$337,360	$271,110	$143,594	$38,743	$15,543	$3,065	$0	$1,169,192
Special Mention	0	0	0	0	0	6	4	0	10
Substandard	0	2	0	0	0	0	0	0	2
Doubtful	0	0	0	0	0	0	0	0	0

Total	$359,777	$337,362	$271,110	$143,594	$38,743	$15,549	$3,069	$0	$1,169,204

YTD charge-offs	(4)	(549)	(580)	(313)	(102)	(176)	(6)	0	(1,730)
YTD recoveries	0	76	44	65	18	132	2	0	337

YTD net charge-offs	$(4)	$(473)	$(536)	$(248)	$(84)	$(44)	$(4)	$0	$(1,393)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior

Internal Risk Grade:
Pass	$419,768	$401,958	$231,172	$74,550	$34,435	$7,466	$6,110	$0	$1,175,459
Special Mention	0	0	0	0	0	14,763	2	0	14,765
Substandard	3	0	0	0	0	2,352	0	0	2,355
Doubtful	0	0	0	0	0	1	0	0	1

Total	$419,771	$401,958	$231,172	$74,550	$34,435	$24,582	$6,112	$0	$1,192,580

YTD charge-offs	(136)	(1,013)	(1,040)	(393)	(228)	(484)	(2)	0	(3,296)
YTD recoveries	3	74	113	30	43	216	0	0	479

YTD net charge-offs	$(133)	$(939)	$(927)	$(363)	$(185)	$(268)	$(2)	$0	$(2,817)

At September 30, 2021 and December 31, 2020, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $16,696 and $22,595, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $17. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of December 31, 2020.
6. ALLOWANCE FOR CREDIT LOSSES
As of January 1, 2020, United adopted the CECL methodology for measuring credit losses in accordance with ASC Topic 326.
Under ASC Topic 326, the allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the cr
e
dit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognized as a deduction from the allowance for credit losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable, net of an allowance for credit losses, of $45,130 and $56,143 at September 30, 2021 and December 31, 2020, respectively, related to loans are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $26 and $250 for accrued interest receivables not expected to be collected as of September 30, 2021 and December 31, 2020, respectively. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of September 30, 2021 and December 31, 2020:

	Accrued Interest Receivable
	At September 30, 2021	At December 31, 2020
Commercial Real Estate:
Owner-occupied	$3,343	$5,001
Nonowner-occupied	13,760	15,989
Other Commercial	9,031	12,320
Residential Real Estate	9,185	12,558
Construction	6,859	7,314
Consumer:
Bankcard	0	0
Other consumer	2,978	3,211

	$45,156	$56,393
Less: Allowance for credit losses	(26)	(250)

Total	$45,130	$56,143

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2021 and 2020:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Commercial real estate:
Owner-occupied	$17	$16	$29	$116
Nonowner-occupied	59	30	99	75
Other commercial	5	40	14	85
Residential real estate	8	31	57	165
Construction & land development	3	508	3	508
Consumer:
Bankcard	0	0	0	0
Other consumer	31	29	137	96

Total	$123	$654	$339	$1,045

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $25,191 and $19,250 at September 30, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
As of September 30, 2021, the allowance for credit losses decreased from December 31, 2020 primarily due to better performance trends within the loan portfolio and improved macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at September 30, 2021. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The third quarter of 2021 qualitative adjustments include analyses of the following:

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

•
The real GDP projection decreased
from the second quarter of
 2021 but increased for 2022 and 2023. The unemployment rate projection increased slightly from the second quarter of
 2021 but was flat for 2022 and 2023. This indicates a weakening of the economy for the remainder of the year with the rebound continuing in 2022 and 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic and labor shortages which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•
Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process as it is likely this stimulus package continues to have some positive impact on the economy. However, we acknowledge the impact of the stimulus has been fading and will likely have no further impact by the end of the year.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan Losses and Carrying Amount of Loans
For the Three Months Ended September 30, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan Losses:
Beginning balance	$19,303	$42,046	$79,881	$26,051	$35,147	$254	$14,863	$0	$217,545
Charge-offs	(159)	(39)	(765)	(522)	(128)	(47)	(344)	0	(2,004)
Recoveries	623	90	774	1,192	359	8	127	0	3,173
Provision	(4,573)	(3,177)	1,539	(1,198)	(292)	38	(160)	0	(7,823)

Ending balance	$15,194	$38,920	$81,429	$25,523	$35,086	$253	$14,486	$0	$210,891

Allowance for Loan Losses and Carrying Amount of Loans
For the Nine Months Ended September 30, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830
Charge-offs	(369)	(3,140)	(3,389)	(5,928)	(383)	(153)	(1,730)	0	(15,092)
Recoveries	707	393	2,603	2,013	407	38	337	0	6,498
Provision	(8,498)	(7,483)	4,077	313	(4,015)	46	(785)	0	(16,345)

Ending balance	$15,194	$38,920	$81,429	$25,523	$35,086	$253	$14,486	$0	$210,891

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Year Ended December 31, 2020
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,195)	(6,134)	(17,350)	(1,760)	(2,027)	(221)	(3,296)	0	(32,983)
Recoveries	795	1,023	4,461	1,063	1,513	52	479	0	9,386
Provision	5,665	30,175	40,561	6,902	16,806	389	5,795	0	106,293

Ending balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($80,519)	$0	$0	$101,767	($80,519)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,804,725		$5,315		$1,810,040

	December 31, 2020
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($76,120)	$0	$0	$101,767	($76,120)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,791,533		$5,315		$1,796,848

United incurred amortization expense of $1,466 and $4,399 for the three and nine months ended September 30, 2021 as compared to $1,691 and $4,914 for the three and nine months ended September 30, 2020, respectively.
For the first nine months of 2021, goodwill of $13,192 was recorded for the Carolina Financial acquisition due to measurement period
adjustments in current and deferred income taxes. The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2020	$1,791,533	$5,315	$1,796,848
Goodwill from Carolina Financial acquisition	13,192	0	13,192

Goodwill at September 30, 2021	$1,804,725	$5,315	$1,810,040

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2020:

Year	Amount
2021	$5,866
2022	4,983
2023	4,680
2024	3,255
2025	2,942
2026 and thereafter	3,921
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
The unpaid principal balances of loans serviced for others were approximately $3,723,206 at September 30, 2021 and $3,587,953 at December 31, 2020.
The estimated fair value of the mortgage servicing rights was $26,005 and $20,955 at September 30, 2021 and December 31, 2020, respectively. The estimated fair value of servicing rights at September 30, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 12.00% with a weighted average discount rate of 10.61%, average constant prepayment rates (“CPR”) ranging from 11.48% to 21.71% with a weighted average prepayment rate of 16.59%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.96%. The estimated fair value of servicing rights at December 31, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 14.07% with a weighted average discount rate of 10.62%, average CPR ranging from 7.98% to 18.42% with a weighted average prepayment rate of 14.60%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.88%. Please refer to Note 14 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note 2 of these Notes to Consolidated Financial Statements, the Company acquired $20,123 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020.

The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
MSRs beginning balance	$24,173	$20,910	$22,338	$0
Addition from acquisition of subsidiary	0	0	0	20,123
Amount capitalized	2,524	2,500	8,859	4,391
Amount amortized	(2,478)	(1,887)	(6,978)	(2,991)

MSRs ending balance	$24,219	$21,523	$24,219	$21,523

MSRs valuation allowance beginning balance	$(1,633)	$(710)	$(1,383)	$0
Aggregate additions charged and recoveries credited to operations	250	0	629	0
MSRs impairment	0	(400)	(629)	(1,110)

MSRs valuation allowance ending balance	$(1,383)	$(1,110)	$(1,383)	$(1,110)

MSRs, net of valuation allowance	$22,836	$20,413	$22,836	$20,413

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
United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 11 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties. Our sublease portfolio consists of operating leases to other organizations for former branch offices.
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
The components of lease expense were as follows:

	Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease cost	Net occupancy expense	$5,360	$5,704
Sublease income	Net occupancy expense	(291)	(102)

Net lease cost		$5,069	$5,602

	Classification	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	Net occupancy expense	$16,037	$16,665
Sublease income	Net occupancy expense	(946)	(496)

Net lease cost		$15,091	$16,169

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$75,593	$69,520
Operating lease liabilities	Operating lease liabilities	$80,518	$73,213
Other information related to leases was as follows:

September 30, 2021
Weighted-average remaining lease term:
Operating leases	6.5 years
Weighted-average discount rate:
Operating leases	2.20%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,533	$5,854
ROU assets obtained in the exchange for lease liabilities	13,606	7,148

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,560	$16,593
ROU assets obtained in the exchange for lease liabilities	19,888	19,480
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2020, consists of the following as of September 30, 2021 and December 31, 2020:

	Amount
Year	As of September 30, 2021	As of December 31, 2020
2021	$5,168	$20,172
2022	18,395	16,196
2023	15,354	12,723
2024	10,830	8,242
2025	8,026	5,516
Thereafter	28,217	15,330

Total lease payments	85,990	78,179
Less: imputed interest	(5,472)	(4,966)

Total	$80,518	$73,213

10. SHORT-TERM BORROWINGS
Federal funds purchased and securities sold under agreements to repurchase are a significant source of funds for the Company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions. At September 30, 2021, United did not have any federal funds purchased while total securities sold under agreements to repurchase (“REPOs”) were $123,018. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line will be renewable on a
360-day
basis and will carry an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2021, United had no outstanding balance under this line of credit.

11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2021, United had an unused borrowing amount of approximately $7,060,714 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2021, $532,782 of FHLB advances with a weighted-average contractual interest rate of 0.34% and a weighted-average effective interest rate of 0.55% are scheduled to mature within the next four years.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2021	$500,000
2022	21,648
2023	0
2024	0
2025 and thereafter	11,134

Total	$532,782

At September 30, 2021, United had a total of nineteen statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2021 and December 31, 2020, the outstanding balance of the Debentures was $271,201 and $269,972, respectively. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At September 30, 2021 and December 31, 2020, the outstanding balance of the subordinated notes was $9,868 and $9,865. The amounts for the Debentures and the subordinated notes are included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,964,784 and $5,730,876 of loan commitments outstanding as of September 30, 2021 and December 31, 2020, respectively, approximately 43% of which contractually expire within one year. Included in the September 30, 2021 amount are commitments to extend credit of $686,233 related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. United had $3,055 and $5,092 of commercial letters of credit outstanding as of September 30, 2021 and December 31, 2020, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $164,061 and $134,916 as of September 30, 2021 and December 31, 2020, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,209 and $1,216 as of September 30, 2021 and December 31, 2020, respectively.
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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of September 30, 2021, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $1,384 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following September 30, 2021 related to the cash flow hedges. As of September 30, 2021, the maximum length of time over which forecasted transactions are hedged is nine years.
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
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for asset derivatives as of September 30, 2021. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2021 and December 31, 2020.

	Asset Derivatives
	September 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$17,833	Other assets	$500,000	$4,378

Total Cash Flow Hedges		$500,000	$17,833		$500,000	$4,378

Total derivatives designated as hedging instruments		$500,000	$17,833		$500,000	$4,378

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$34,891	$262	Other assets	$62,418	$1,581
TBA mortgage-backed securities	Other assets	727,521	4,194	Other assets	0	0
Interest rate lock commitments	Other assets	684,170	14,447	Other assets	973,350	38,332

Total derivatives not designated as hedging instruments		$1,446,582	$18,903		$1,035,768	$39,913

Total asset derivatives		$1,946,582	$36,736		$1,535,768	$44,291

	Liability Derivatives
	September 30, 2021			December 31, 2020
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$73,606	$3,879	Other liabilities	$77,011	$6,782

Total Fair Value Hedges		$73,606	$3,879		$77,011	$6,782

Total derivatives designated as hedging instruments		$73,606	$3,879		$77,011	$6,782

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$31,504	$222	Other liabilities	$0	$0
Interest rate lock commitments	Other liabilities	474,719	130		789,000	6,276

Total derivatives not designated as hedging instruments		$506,223	$352		$789,000	$6,276

Total liability derivatives		$579,829	$4,231		$866,011	$13,058

The following table represents the carrying a
m
ount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2021 and December 31, 2020.

		September 30, 2021
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$74,368	$(3,879)	$0

		December 31, 2020
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$77,810	$(6,782)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2021	September 30, 2020

Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(382)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(447)	$(409)

Total derivatives in hedging relationships		$(829)	$(409)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(257)	$246
TBA mortgage-backed securities	Income from Mortgage Banking Activities	5,766	1,604
Interest rate lock commitments	Income from Mortgage Banking Activities	(1,305)	20,915

Total derivatives not designated as hedging instruments		$4,204	$22,765

Total derivatives		$3,375	$22,356

	Income Statement Location	Nine Months Ended
		September 30, 2021	September 30, 2020
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(968)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(1,240)	$(1,129)

Total derivatives in hedging relationships		$(2,208)	$(1,129)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(1,541)	$(315)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	10,470	(167)
Interest rate lock commitments	Income from Mortgage Banking Activities	(17,292)	33,084

Total derivatives not designated as hedging instruments		$(8,363)	$32,602

Total derivatives		$(10,571)	$31,473

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

Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2021, management determined that the prices provided by its third party pricing source were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted by management at September 30, 2021. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.10% to 0.34% with a weighted average increase of 0.23%.
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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. As TBA mortgage-backed securities are actively traded in an open market, TBA mortgage-backed securities fall into a Level 1 category. The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.10% to 0.34% with a weighted average increase of 0.23%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2021 Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,045	$0	$13,045	$0
State and political subdivisions	620,687	0	620,687	0
Residential mortgage-backed securities
Agency	1,034,014	0	1,034,014	0
Non-agency	38,069	0	38,069	0
Commercial mortgage-backed securities
Agency	631,048	0	631,048	0
Asset-backed securities	535,011	0	535,011	0
Single issue trust preferred securities	16,482	0	16,482	0
Other corporate securities	521,628	5,833	515,795	0

Total available for sale securities	3,409,984	5,833	3,404,151	0
Equity securities:
Financial services industry	170	170	0	0
Equity mutual funds (1)	5,948	5,948	0	0
Other equity securities	5,866	5,866	0	0
Total equity securities	11,984	11,984	0	0

		Fair Value at September 30, 2021 Using
Description	Balance as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Loans held for sale	493,299	0	45,462	447,837
Derivative financial assets:
Interest rate swap contracts	17,833	0	17,833	0
Forward sales commitments	262	0	262	0
TBA mortgage-backed securities	4,194	0	1,029	3,165
Interest rate lock commitments	14,447	0	1,522	12,925

Total derivative financial assets	36,736	0	20,646	16,090
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,879	0	3,879	0
Forward sales commitments	222	0	0	222
Interest rate lock commitments	130	0	0	130

Total derivative financial liabilities	4,231	0	3,879	352
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
(1) The equity mutual funds are w i thin a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There
were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2021 and the year ended December 31, 2020.
The following table presents additional information about financial assets and liabilities measured at fair value at September 30, 2021 and December 31, 2020 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value:

	Loans held for sale
	September 30, 2021	December 31, 2020
Balance, beginning of period	$654,733	$384,375
Originations	3,978,453	5,699,581
Sales	(4,300,868)	(5,652,693)
Total gains or losses during the period recognized in earnings	115,519	223,470
Transfers in and/or out of Level 3	(0)	(0)

Balance, end of period	$447,837	$654,733

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets TBA Securities
	September 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	3,165	0

Balance, end of period	$3,165	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2021	December 31, 2020
Balance, beginning of period	$32,011	$4,518
Transfers other	(19,086)	27,493

Balance, end of period	$12,925	$32,011

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Liabilities Forward Sales Commitments
	September 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	222	0

Balance, end of period	$222	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Liabilities Interest Rate Lock Commitments
	September 30, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	130	0

Balance, end of period	$130	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0
Fair Value Option
As of January 1, 2021, United elected the fair value option for new loans held for sale originated in its community banking segment after that date to mitigate a divergence between accounting losses and economic exposure. Prior to January 1, 2021, United elected the fair value option only for its loans held for sale in its mortgage banking segment.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Income from mortgage banking activities	$(4,577)	$7,807

Description	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Income from mortgage banking activities	$(16,353)	$18,278
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2021			December 31, 2020
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance

Loans held for sale	$483,239	$493,299	$10,060	$672,458	$698,341	$25,883
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain financial assets are measured
a
t fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market
accounting or write-downs of individual assets.

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
OREO
: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Broker’s Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are based on consideration of comparable property sales (“Level 2”). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (“Level 3”). As a matter of policy, valuations are reviewed at least annually and appraisals are generally updated on a bi-annual
basis with values lowered as necessary.
Intangible Assets
: For United, intangible assets consist primarily of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. Goodwill impairment would be defined as the difference between the recorded value of goodwill (i.e. book value) and the implied fair value of goodwill. In determining the implied fair value of goodwill for purposes of evaluating goodwill impairment, United determines the fair value of the reporting unit and compares the fair value to its carrying value. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value as step one. If the fair value is greater than the carrying value, then the reporting unit’s goodwill is deemed not to be impaired. If the fair value is less than the carrying value, then a second step is performed which measures the amount of impairment by comparing the carrying amount of the goodwill to its implied fair value. If the implied fair value of the goodwill exceeds the carrying amount, there is no impairment. If the carrying amount exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2021. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.
No other fair value measurement of intangible assets was made during the first nine months of 2021 and 2020 other than those intangible assets recorded in the acquisition of Carolina Financial in the second quarter of 2020.
Mortgage Servicing Rights (
“
MSRs
”
):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market quarterly on a nonrecurring basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For September 30, 2021, the average range of discount rates was 10.50% to 12.00% with a weighted average discount rate of 10.61%; the average range of constant prepayment rates was 11.48% to 21.71% with a weighted average prepayment rate of 16.59%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.96%. For December 31, 2020, the average range of discount rates was 9.50% to 14.07% with a weighted average discount rate of 10.62%; the average range of constant prepayment rates was 7.98% to 18.42% with a weighted average prepayment rate of 14.60%; the net servicing fee was 0.26%; and the delinquency rate, including loans on forbearance was 2.88%.
The Company recorded a
net of recovery of $250 on mortgage servicing rights in the third quarter of 2021. The Company recorded a $400 temporary impairment of mortgage servicing rights in the third quarter of 2020. No net impairment on mortgage servicing rights was recorded in the first nine months of 2021. For the first nine months of 2020, the Company recorded a $1,110 temporary impairment of mortgage servicing rights. The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset in 2020.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2021	Carrying value at September 30, 2021			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$49,679	$0	$43,694	$5,985	$(65)
OREO	16,696	0	5,772	10,924	(3,489)
Mortgage servicing rights	26,005	0	0	26,005	(629)

Description	Balance as of December 31, 2020	Carrying value at December 31, 2020			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Loans held for sale	$20,596	$0	$20,596	$0	$(197)
Individually assessed loans	37,498	0	14,467	23,031	1,318
OREO	22,595	0	22,595	0	(1,618)
Mortgage servicing rights	20,955	0	0	20,955	(1,383)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Cash and cash equivalents	$4,033,561	$4,033,561	$0	$4,033,561	$0
Securities available for sale	3,409,984	3,409,984	5,833	3,404,151	0
Securities held to maturity	993	1,020	0	0	1,020
Equity securities	11,984	11,984	11,984	0	0
Other securities	223,104	211,949	0	0	211,949
Loans held for sale	493,299	493,299	0	45,462	447,837
Net loans	16,532,738	16,072,885	0	0	16,072,885
Derivative financial assets	36,736	36,736	0	20,646	16,090
Mortgage servicing rights	22,836	26,005	0	0	26,005
Deposits	21,822,609	21,805,200	0	21,805,200	0
Short-term borrowings	123,018	123,018	0	123,018	0
Long-term borrowings	813,851	768,918	0	768,918	0
Derivative financial liabilities	4,231	4,231	0	3,879	352

December 31, 2020
Cash and cash equivalents	$2,209,068	$2,209,068	$0	$2,209,068	$0
Securities available for sale	2,953,359	2,953,359	6,207	2,947,152	0
Securities held to maturity	1,212	1,235	0	215	1,020
Equity securities	10,718	10,718	10,718	0	0
Other securities	220,895	209,850	0	0	209,850
Loans held for sale	718,937	718,937	0	64,204	654,733
Net loans	17,355,583	16,559,797	0	0	16,559,797
Derivative financial assets	44,291	44,291	0	12,280	32,011
Mortgage servicing rights	20,955	20,955	0	0	20,955
Deposits	20,585,160	20,583,607	0	20,583,607	0
Short-term borrowings	142,300	142,300	0	142,300	0
Long-term borrowings	864,369	815,991	0	815,991	0
Derivative financial liabilities	13,058	13,058	0	13,058	0
15. STOCK BASED COMPENSATION
On May 12, 2020, United’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The 2020 LTI Plan became effective May 13, 2020. An award granted under the 2020 LTI Plan may consist of any non-qualified
stock options or incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2020 LTI Plan
i
s 2,300,000. The 2020 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the “Board”). Unless otherwise determined by the Board, the Compensation Committee of the Board (the “Committee”) shall administer the 2020 LTI Plan. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any non-employee
director during any calendar year is 10,000 or, if such Award is payable in cash, the Fair Market Value equivalent thereof. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 225,000 shares to any individual key employee and 10,000 shares to any individual non-employee
director. Subject to certain change in control provisions, the 2020 LTI Plan provides that all awards of will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. United adopted a clawback policy that applies to named executive officers and other executive officers and permits the Committee to cancel certain awards and to recoup gains realized from previous awards should United be required to prepare an accounting restatement due to materially inaccurate performance metrics. A Form
S-8
was filed on May 29, 2020 with the Securities and Exchange Commission to register all the shares which were available for th
e
 2020 LTI Plan. The 2020 LTI Plan replaces the 2016 LTI Plan.
Compensation expense of $1,912 and $5,492 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2021, respectively, as compared to the compensation expense of $1,369 and $3,991 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third
quarter and first nine months of 2020, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of September 30, 2021, and the changes during the first nine months of 2021 are presented below:

	Nine Months Ended September 30, 2021
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2021	1,904,557			$34.14
Granted	49,978			32.51
Exercised	(175,662)			28.49
Forfeited or expired	(111,757)			28.66

Outstanding at September 30, 2021	1,667,116	$5,196	5.1	$35.05

Exercisable at September 30, 2021	1,312,880	$4,520	4.4	$34.96

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	544,905	$6.93
Granted	49,978	5.65
Vested	(239,659)	7.32
Forfeited or expired	(988)	6.59

Nonvested at September 30, 2021	354,236	$6.49

During the nine months ended September 30, 2021 and 2020, 175,662 and 14,994 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2021 and 2020 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2021 and 2020 was $1,685 and $249 respectively.
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
The following summarizes the changes to United’s nonvested restricted common shares for the period ended September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	340,976	$35.41
Granted	182,344	35.97
Vested	(131,694)	36.73
Forfeited	(3,502)	36.61

Nonvested at September 30, 2021	388,124	$35.22

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
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	0	$0.00
Granted	136,896	35.65
Vested	0	0.00
Forfeited or expired	0	0.00

Nonvested at September 30, 2021	136,896	$35.65

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first nine months of 2021. United did make a discretionary contribution of $20,000 during the first nine months of 2020.
Included in accumulated other comprehensive income at December 31, 2020 are unrecognized actuarial losses of $65,426 ($50,182 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and nine months ended September 30, 2021 and 2020 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Service cost	$688	$722	$2,196	$2,152
Interest cost	1,121	1,301	3,172	3,874
Expected return on plan assets	(3,000)	(2,658)	(8,881)	(7,917)
Recognized net actuarial loss	1,903	1,458	5,064	4,342

Net periodic pension cost	$712	$823	$1,551	$2,451

Weighted-average assumptions:
Discount rate	2.81%	3.42%	2.81%	3.42%
Expected return on assets	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2021 and 2020, the total amount of accrued interest related to uncertain tax positions was $748 and $931, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018, 2019 and 2020 and certain State Taxing authorities for the years ended December 31, 2018 through 2020.
United’s effective tax rate was 20.39% and 20.47% for the third quarter and first nine months of 2021 and 21.82% and 20.23% for the third quarter and first nine months of 2020.

18. COMPREHENSIVE INCOME
The components of total comprehensive income for the thr
e
e and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net Income	$92,152	$103,784	$293,886	$196,653
Available for sale (“AFS”) securities:
Change in net unrealized gain on AFS securities arising during the period	(17,855)	11,526	(45,782)	72,385
Related income tax effect	4,160	(2,686)	10,667	(16,866)
Net reclassification adjustment for gains included in net income	(108)	(861)	(1,552)	(2,502)
Related income tax expense	26	201	362	583

Net effect of AFS securities on other comprehensive income	(13,777)	8,180	(36,305)	53,600

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	1,414	884	12,488	(775)
Related income tax effect	(330)	(206)	(2,910)	181
Net reclassification adjustment for losses included in net income	382	0	968	0
Related income tax effect	(89)	0	(226)	0

Net effect of cash flow hedge derivatives on other comprehensive income	1,377	678	10,320	(594)

Pension plan:
Recognized net actuarial loss	1,903	1,458	5,064	4,342
Related income tax benefit	(1,265)	(470)	(2,688)	(1,129)

Net effect of change in pension plan asset on other comprehensive income	638	988	2,376	3,213

Total change in other comprehensive income	(11,762)	9,846	(23,609)	56,219

Total Comprehensive Income	$80,390	$113,630	$270,277	$252,872

The components of accumulated other comprehensive income for the nine months ended September 30, 2021 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Nine Months Ended September 30, 2021
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$65,205	$3,358	$(46,193)	$22,370
Other comprehensive income before reclassification	(35,115)	9,578	0	(25,537)
Amounts reclassified from accumulated other comprehensive income	(1,190)	742	2,376	1,928

Net current-period other comprehensive income, net of tax	(36,305)	10,320	2,376	(23,609)

Balance at September 30, 2021	$28,900	$13,678	$(43,817)	$(1,239)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2021
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(1,552)		Net investment securities gains

	(1,552)		Total before tax
Related income tax effect	362		Tax expense

	(1,190)		Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$968		Interest expense

	968		Total before tax
Related income tax effect	(226)		Tax expense

	742		Net of tax

Pension plan:
Recognized net actuarial loss	5,064	(a)

	5,064		Total before tax
Related income tax effect	(2,688)		Tax expense

	2,376		Net of tax

Total reclassifications for the period	$1,928

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020

Distributed earnings allocated to common stock	$45,084	$45,295	$135,237	$126,080

Undistributed earnings allocated to common stock	46,803	58,229	157,810	70,064

Net earnings allocated to common shareholders	$91,887	$103,524	$293,047	$196,144

Average common shares outstanding	128,762,815	129,373,154	128,716,450	116,876,402
Equivalents from stock awards	197,405	81,812	217,832	68,192

Average diluted shares outstanding	128,960,220	129,454,966	128,934,282	116,944,594

Earnings per basic common share	$0.71	$0.80	$2.28	$1.68

Earnings per diluted common share	$0.71	$0.80	$2.27	$1.68
Antidilutive stock options outstanding
of 1,239,529 and 984,803

for the three months and nine months ended September 30, 2021, respectively, were excluded from the earnings per diluted common share calculation as compared to
2,138,750 and 1,983,557
for the three months and nine months ended September 30, 2020, respectively.
20. VARIABLE INTEREST ENTITIES
Variable interest entities (“VIEs”) are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). VIEs can be st
r
uctured as corporations, trusts, partnerships, or other legal entities. United’s business practices include relationships with certain VIEs. For United, the business purpose of these relationships primarily consists of funding activities in the form of issuing trust preferred securities.

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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2021			As of December 31, 2020
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$295,412	$284,632	$10,780	$295,466	$284,788	$10,678

(1)	Represents investment in VIEs.

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
The community banking segment provides the mortgage banking segment (George Mason and Crescent) with short-term funds to originate mortgage loans through a warehouse line of credit and charges the m
o
rtgage banking segment interest based on the
30-day
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2021 and 2020 is as follows:

	At and For the Three Months Ended September 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$179,444	$2,367	$(2,072)	$1,840	$181,579
Provision for credit losses	(7,829)	0	0	0	(7,829)
Other income	24,711	45,023	815	(1,925)	68,624
Other expense	109,134	31,787	1,440	(85)	142,276
Income taxes	20,969	3,179	(544)	0	23,604

Net income (loss)	$81,881	$12,424	$(2,153)	$0	$92,152

Total assets (liabilities)	$27,129,820	$643,171	$34,546	$(300,020)	$27,507,517
Average assets (liabilities)	27,089,160	572,450	28,381	(252,281)	27,437,710

	At and For the Three Months Ended September 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$182,187	$2,740	$(2,241)	$2,978	$185,664
Provision for credit losses	16,781	0	0	0	16,781
Other income	26,615	110,900	33	(2,080)	135,468
Other expense	125,681	43,417	1,597	898	171,593
Income taxes	15,053	14,823	(902)	0	28,974

Net income (loss)	$51,287	$55,400	$(2,903)	$0	$103,784

Total assets (liabilities)	$25,620,814	$953,531	$27,841	$(670,878)	$25,931,308
Average assets (liabilities)	26,148,305	763,170	22,239	(518,091)	26,415,623

	At and For the Nine Months Ended September 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$550,041	$7,888	$(6,316)	$7,443	$559,056
Provision for credit losses	(16,565)	0	0	0	(16,565)
Other income	75,171	152,295	3,468	(6,891)	224,043
Other expense	322,580	109,361	(2,339)	552	430,154
Income taxes	65,320	10,399	(95)	0	75,624

Net income (loss)	$253,877	$40,423	$(414)	$0	$293,886

Total assets (liabilities)	$27,129,820	$643,171	$34,546	$(300,020)	$27,507,517
Average assets (liabilities)	26,638,303	672,263	26,014	(354,693)	26,981,887

	At and For the Nine Months Ended September 30, 2020
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$490,311	$5,935	$(7,487)	$9,025	$497,784
Provision for credit losses	89,811	0	0	0	89,811
Other income	66,483	203,103	89	(9,011)	260,664
Other expense	312,621	99,435	10,030	14	422,100
Income taxes	31,245	22,042	(3,403)	0	49,884

Net income (loss)	$123,117	$87,561	$(14,025)	$0	$196,653

Total assets (liabilities)	$25,620,814	$953,531	$27,841	$(670,878)	$25,931,308
Average assets (liabilities)	23,294,069	597,057	4,101	(422,920)	23,472,307

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS
(“COVID-19”)
PANDEMIC
During 2020, the
COVID-19
pandemic had a severe disruptive impact on the U.S. and global economy. As the pandemic is ongoing and dynamic in nature, there are many uncertainties related to
COVID-19
including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). Refer to our 2020 Form
10-K
and our Form
10-Q
for the quarter ended June 30, 2021 for further information regarding (i) the impact of the
COVID-19
pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the
COVID-19
pandemic, particularly as they relate to the banking and financial services industry.

The CARES Act was enacted in March 2020 and, among other provisions, authorized the Small Business Administration (“SBA”) to guarantee loans under the Paycheck Protection Program (“PPP”) for small businesses that meet eligibility requirements in order to keep their workers on the payroll and fund specified operating expenses. Subsequent legislation extended the authority of the SBA to guaranty loans under the PPP through August 8, 2020. In December 2020, the Economic Aid to
Hard-Hit
Small Businesses, Nonprofits, and Venues Act reauthorized the SBA to guarantee loans under the PPP through March 31, 2021, and the PPP Extension Act of 2021 extended that authorization through June 30, 2021 for applications received by the SBA prior to June 1, 2021.
On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provides (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the SBA to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and makes $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026 non-taxable
income, and (vii) funding to support state and local governments;
K-12
schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.
On March 27, 2021, the
COVID-19
Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the CARES Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.
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
As of September 30, 2021, United does not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken regarding the
COVID-19
pandemic. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on its operations in the future as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations.
Although economic conditions have improved in the first nine months of 2021, our business continues to be impacted by the
COVID-19
pandemic. In addition, significant uncertainties related to the
COVID-19
pandemic still exist including, among other things, the ongoing impact to our customers, employees, vendors, counterparties and service providers; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the
COVID-19
outbreak and its variants or to mitigate its impact. Certain industries continue to be impacted more severely than others, although all businesses have been impacted by the
COVID-19
pandemic to some degree during the first nine months of 2021 as they were in 2020. The economic pressures, existing and forecasted, as of end of each quarter during 2020, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the year of 2020. Due to better performance trends within the loan portfolio and the improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimated of expected credit losses under the CECL accounting standard, since December 31, 2020, our provision for credit losses significantly decreased for the nine months ended September 30, 2021 resulting in a net benefit of $16.57 million as compared to an expense of $89.81 million for the nine months ended September 30, 2020.
The Company’s fee income has been reduced due to
COVID-19.
In keeping with guidance from regulators, the Company actively worked with
COVID-19
affected customers during 2020 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. Should the pandemic and the global response escalate further as outbreaks and variants occur, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income has and could continue to be reduced due to
COVID-19.
In keeping with guidance from regulators, the Company continues to work with
COVID-19
affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. The Company assessed the collectability of the accrued interest receivables on the loans deferred under the CARES Act as of September 30, 2021. Based on this assessment, the Company released reserves of $224 thousand for the first nine months of 2021 resulting in the allowance for accrued interest receivables not expected to be collected of $26 thousand as of September 30, 2021 as compared to $250 thousand as of December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to
COVID-19
affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods. In addition, the net interest margin continues to be impacted by the decreases in market interest rates and the Company expects that interest rates will remain low as a result of the continuing economic disruption caused by
COVID-19.
Capital and liquidity.
As of September 30, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by
COVID-19,
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
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client and within the guidance of the CARES Act, the Company is deferring either the full loan payment or the principal component of the loan payment for stated period of time. As of September 30, 2021, United has 146 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $51.93 million of loans outstanding, down from 1,002 eligible loan modifications in deferral on $399.86 million of loans outstanding at December 31, 2020. In accordance with the CARES Act, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under the CARES Act; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage and extensions of the PPP, administered by the SBA, the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year
or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2021, the Company had 4,024 of PPP loans with a balance of approximately $411.63 million. The Company recognized approximately $7.85 million and $28.18 million in net fees on PPP loans during the third quarter and first nine months ended September 30, 2021 as compared to $4.80 million and $9.28 million for the third quarter and first nine months ended September 30, 2020. Remaining fees due from the SBA will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
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
ACQUISITIONS
On June 2, 2021, United entered into an Agreement and Plan of Reorganization (the “Community Bankers Trust Agreement”) with Community Bankers Trust Corporation (“Community Bankers Trust”), a Virginia corporation headquartered in Richmond, Virginia. Community Bankers Trust is the holding company for Essex Bank, a Virginia state chartered bank with 24 full-service offices, 18 of which are in Virginia and six of which are in Maryland. Essex Bank also operates two loan production offices. In accordance with the Community Bankers Trust Agreement, Community Bankers Trust shall merge with and into United (the “Community Bankers Trust Merger”). Community Bankers Trust will cease to exist and United shall survive and continue to exist as a West Virginia corporation. United may at any time prior to the effective time of the Community Bankers Trust Merger change the method of effecting the combination with Community Bankers Trust subject to certain conditions contained in the Community Bankers Trust Agreement. At the effective time of the Community Bankers Trust Merger, Essex Bank will merge with and into United Bank, a wholly-owned subsidiary of United (the “Essex Bank Merger”). United Bank will survive the Essex Bank Merger and continue to exist as a Virginia banking corporation. All requisite regulatory approvals for the merger have been received from the Board of Governors of the Federal Reserve System and from the Virginia State Corporation Commission. The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions including approval by the shareholders of Community Bankers Trust. Community Bankers Trust had approximately $1.77 billion in assets as of September 30, 2021.

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
The results of operations of Carolina Financial are included in the consolidated results of operations from its date of acquisition. As a result of the Carolina Financial acquisition, the first nine months of 2021 were impacted by increased levels of average balances, income, and expense as compared to the first nine months of 2020. In addition, the third quarter and first nine months of 2020 included $5.67 million and $53.68 million, respectively, of merger-related expenses from the Carolina Financial acquisition.
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

and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2021, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board of Directors, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2021 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2020 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION
United’s total assets as of September 30, 2021 were $27.51 billion, which was an increase of $1.32 billion or 5.05% from December 31, 2020. This increase was mainly due to an increase of $1.82 billion or 82.59% in cash and cash equivalents, and an increase of $459.88 million or 14.43% in investment securities. These increases in assets were partially offset by a $847.78 million or 4.82% decrease in portfolio loans and a $225.64 million or 31.38% decrease in loans held for sale. Total liabilities increased $1.19 billion or 5.44% from year-end
2020 mainly due to a $1.24 billion or 6.01% increase in deposits. In addition, accrued expense and other liabilities increased $9.23 million of 4.56% while operating lease liabilities increased $7.31 million or 9.98%. Partially offsetting these increases in liabilities, was a $69.80 million or 6.93% decrease in borrowings. Shareholders’ equity increased $133.15 million or 3.10%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2021 increased $1.82 billion or 82.59% from year-end
2020. In particular, interest-bearing deposits with other banks increased $1.83 billion or 95.88% as United placed more cash in an interest-bearing account with the Federal Reserve. Cash and cash equivalents decreased $7.68 million or 2.58% while federal funds sold increased $104 thousand or 12.64%. During the first nine months of 2021, net cash of $553.20 million and $249.37 million were provided by operating and investing activities, respectively, while net cash of $1.02 billion was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2021 and 2020.
Securities
Total investment securities at September 30, 2021 increased $459.88 million or 14.43% from December 31, 2020. Securities available for sale increased $456.63 million or 15.46%. This change in securities available for sale reflects $566.96 million in sales, maturities and calls of securities, $1.08 billion in purchases, and a decrease of $47.33 million in market value. The majority of the purchase activity was related to mortgage-backed securities, corporate securities, asset-backed securities and state and political subdivisions securities. Securities held to maturity declined $219 thousand or 18.07% from year-end
2020 due to maturities and calls of securities. Equity securities were $11.98 million at September 30, 2021, an increase of $1.27 million or 11.81% due mainly to net purchases. Other investment securities increased $2.21 million or 1.00% from year-end
2020 due mainly to an increase in investment tax credits. Partially offsetting this increase in investment tax credits was a decrease in Federal Home Loan Bank (“FHLB”) stock.
The following table summarizes the changes in the available for sale securities since year-end
2020:

(Dollars in thousands)	September 30 2021	December 31 2020	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$13,045	$66,344	$(53,299)	(80.34%)
State and political subdivisions	620,687	565,160	55,527	9.83%
Mortgage-backed securities	1,703,131	1,625,812	77,319	4.76%
Asset-backed securities	535,011	294,623	240,388	81.59%
Single issue trust preferred securities	16,482	17,027	(545)	(3.20%)
Corporate securities	521,628	384,393	137,235	35.70%

Total available for sale securities, at fair value	$3,409,984	$2,953,359	$456,625	15.46%

The following table summarizes the changes in the held to maturity securities since year-end
2020:

(Dollars in thousands)	September 30 2021		December 31 2020		$ Change	% Change
State and political subdivisions	$973	(1)	$1,192	(2)	$(219)	(18.37%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$993		$1,212		$(219)	(18.07%)

Note
: (1) net of allowance for credit losses of $27 thousand.
(2) net of allowance for credit losses of $23 thousand.
At September 30, 2021, gross unrealized losses on available for sale securities were $19.84 million. Securities with the most significant gross unrealized losses at September 30, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
As of September 30, 2021, United’s available for sale mortgage-backed securities had an amortized cost of $1.68 billion, with an estimated fair value of $1.70 billion. The portfolio consisted primarily of $1.03 billion in agency residential mortgage-backed securities with a fair value of $1.03 billion, $38.38 million in non-agency
residential mortgage-backed securities with an estimated fair value of $38.07 million, and $617.65 million in commercial agency mortgage-backed securities with an estimated fair value of $631.05 million.
As of September 30, 2021, United’s available for sale corporate securities had an amortized cost of $1.07 billion, with an estimated fair value of $1.07 billion. The portfolio consisted of $17.28 million in single issue trust preferred securities with an estimated fair value of $16.48 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $535.42 million and a fair value of $535.01 million and other corporate securities, with an amortized cost of $517.73 million and a fair value of $521.63 million.
United’s available for sale single issue trust preferred securities had a fair value of $16.48 million as of September 30, 2021. Of the $16.48 million, $8.29 million or 50.30% were investment grade; $3.25 million or 19.75% were split rated; and $4.94 million or 29.95% were unrated. The two largest exposures accounted for 74.50% of the $16.48 million. These included Truist Bank at $7.34 million and Emigrant Bank at $4.94 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During the first nine months of 2021, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2021 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2021, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale decreased $225.64 million or 31.38% from year-end
2020. Loan sales in the secondary market exceeded originations during the first nine months of 2021. Originations of loans for the first nine months of 2021 were $4.94 billion while sales of loans were $5.16 billion. Loans held for sale were $493.30 million at September 30, 2021 as compared to $718.94 million at year-end
2020.

Portfolio Loans
Loans, net of unearned income, decreased $847.78 million or 4.82%. Since year-end
2020, commercial, financial and agricultural loans decreased $724.26 million or 6.77% as a result of a $824.95 million or 20.35% decrease in commercial loans (not secured by real estate), which was partially offset by a $100.69 million or 1.52% increase in commercial real estate loans. Residential real estate loans decreased $385.66 million or 9.89% while consumer loans decreased $24.14 million or 2.00% due to a decrease in indirect automobile financing. Partially offsetting these decreases in loans, net of unearned income, was a $282.80 million or 15.48% increase in construction and land development loans.
The following table summarizes the changes in the major loan classes since year-end
2020:

(Dollars in thousands)	September 30 2021	December 31 2020	$ Change	% Change
Loans held for sale	$493,299	$718,937	$(225,638)	(31.38%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,542,555	$1,622,687	$(80,132)	(4.94%)
Nonowner-occupied commercial real estate	5,198,547	5,017,727	180,820	3.60%
Other commercial loans	3,229,471	4,054,418	(824,947)	(20.35%)

Total commercial, financial, and agricultural	$9,970,573	$10,694,832	$(724,259)	(6.77%)
Residential real estate	3,514,228	3,899,885	(385,657)	(9.89%)
Construction & land development	2,109,149	1,826,349	282,800	15.48%

Consumer:
Bankcard	8,178	8,937	(759)	(8.49%)
Other consumer	1,169,204	1,192,580	(23,376)	(1.96%)

Total gross loans	$16,771,332	$17,622,583	$(851,251)	(4.83%)
Less: Unearned income	(27,703)	(31,170)	3,467	(11.12%)

Total Loans, net of unearned income	$16,743,629	$17,591,413	$(847,784)	(4.82%)

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $78.77 million or 13.48% from
year-end
2020 due to a $90.83 million increase in cash surrender life insurance policies as a result of purchases of new policies, totaling $85.00 million, during the first nine months of 2021. In addition, deferred tax assets increased $3.91 million due to timing differences. Partially offsetting these increases were decreases of $6.53 million in derivative assets, $5.90 million in other real estate owned properties (“OREO”) due to sales and write downs, $4.40 million in core deposit intangibles due to amortization, and $1.78 million in accounts receivables due to timing differences.
Deposits
Deposits represent United’s primary source of funding. Total deposits at September 30, 2021 increased $1.24 billion or 6.01% from December 31, 2020. In terms of composition, noninterest-bearing deposits increased $1.08 billion or 14.65% while interest-bearing deposits increased $152.52 million or 1.16%.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $1.08 billion increase in noninterest-bearing deposits was due to increases in commercial noninterest-bearing deposits of $2.85 billion or 70.18%, personal noninterest-bearing deposits of $143.28 million or 13.03% and public noninterest-bearing deposits of $46.29 million or 35.44%. Partially offsetting these increases in noninterest bearing MMDAs was a $1.98 billion decrease in sweep activity.

Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts increased $2.73 billion or 341.99% since year-end
2020 while regular savings accounts increased $168. 99 million or 13.16%. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $437.17 million or 14.12% mainly due to a $114.78 million increase in personal NOW accounts, a $152.79 million increase in commercial NOW accounts, and a $169.60 million increase in public funds NOW accounts. Partially offsetting these increases in interest-bearing deposits is a $2.08 billion or 25.44% decrease in interest-bearing MMDAs. In particular, personal MMDAs decreased $1.06 billion, commercial MMDAs decreased $407.60 million, and public MMDAs decreased $606.03 million. These decreases were due to a $2.30 billion decrease in sweep activity from NOW accounts to interest-bearing MMDAs. The increase of $168.99 million in regular savings was mainly due to a $148.26 million increase in personal savings accounts and a $19.66 million increase in commercial savings accounts.
Time deposits under $100,000 decreased $123.41 million or 12.59% from year-end
2020. This decrease in time deposits under $100,000 was the result of a $107.28 million decrease in fixed Certificates of Deposits (“CDs”) under $100,000 and a $16.47 million decrease in CDs under $100,000 obtained through the use of deposit listing services.
Since
year-end
2020, time deposits over $100,000 decreased $544.32 million or 28.23% as fixed rate CDs decreased $254.85 million, brokered certificates of deposits decreased $105.96 million, and public funds CDs over $100,000 decreased $123.34 million. In addition, Certificate of Deposit Account Registry Service (“CDARS”) CDs decreased $61.20 million.
The table below summarizes the changes by deposit category since year-end
2020:

(Dollars in thousands)	September 30 2021	December 31 2020	$ Change	% Change
Demand deposits	$8,490,191	$5,428,398	$3,061,793	56.40%
Interest-bearing checking	3,534,311	799,635	2,734,676	341.99%
Regular savings	1,452,814	1,283,823	168,991	13.16%
Money market accounts	6,105,050	10,165,334	(4,060,284)	(39.94%)
Time deposits under $100,000	856,577	979,988	(123,411)	(12.59%)
Time deposits over $100,000 (1)	1,383,666	1,927,982	(544,316)	(28.23%)

Total deposits	$21,822,609	$20,585,160	$1,237,449	6.01%

(1)	Includes time deposits of $250,000 or more of $547,761 and $889,334 at September 30, 2021 and December 31, 2020, respectively.
Borrowings
Total borrowings at September 30, 2021 decreased $69.80 million or 6.93% since year-end
2020. During the first nine months of 2021, short-term borrowings decreased $19.28 million or 13.55% due to a decline in short-term securities sold under agreements to repurchase. Long-term borrowings decreased $50.52 million or 5.84% from year-end
2020 due to a $51.75 million decrease in long-term FHLB advances as payments exceeded new borrowings.
The table below summarizes the change in the borrowing categories since year-end
2020:

(Dollars in thousands)	September 30 2021	December 31 2020	$ Change	% Change
Short-term securities sold under agreements to repurchase	$123,018	$142,300	$(19,282)	(13.55%)
Long-term FHLB advances	532,782	584,532	(51,750)	(8.85%)
Subordinated debt	9,868	9,865	3	0.03%
Issuances of trust preferred capital securities	271,201	269,972	1,229	0.46%

Total borrowings	$936,869	$1,006,669	$(69,800)	(6.93%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at September 30, 2021 increased $9.23 million or 4.56% from year-end
2020. In particular, accounts payable associated with George Mason increased $34.65 million due to timing differences and accrued loan expenses increased $6.06 million. Partially offsetting these increases were decreases of $4.09 million in income taxes payable and $1.93 million in business franchise taxes, both due to timing differences. In addition, interest payable decreased $2.02 million, accrued employee expenses decreased $8.39 million as a result of a $3.75 million decrease in incentives payable and a $6.09 million decrease in other employee withholdings, and derivative liabilities decreased $9.05 million due to a change in fair value.
Shareholders’ Equity
Shareholders’ equity at September 30, 2021was $4.43 billion, which was an increase of $133.15 million or 3.10% from year-end
2020.
Retained earnings increased $158.09 million or 13.12% from
year-end
2020. Earnings net of dividends for the first nine months of 2021 were $158.09 million.
Accumulated other comprehensive income decreased $23.61 million or 105.54% from year-end
2020 due mainly to a decrease of $36.30 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this decrease was a $10.32 million increase in the fair of cash flow hedges, net of deferred income taxes. The after-tax
accretion of pension costs was $2.38 million for the first nine months of 2021.
During the fourth quarter of 2020, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 306,204 shares in the first nine months of 2021 at a cost of $9.96 million or an average price per share of $32.52.
RESULTS OF OPERATIONS
Overview
Net income for the third quarter of 2021 was $92.15 million or $0.71 per diluted share, as compared to $103.78 million or $0.80 per diluted share for the prior year third quarter. Net income for the first nine months of 2021 was $293.89 million or $2.27 per diluted share compared to $196.65 million or $1.68 per share for the first nine months of 2020. Earnings for the third quarter and first nine months of 2021, as compared to the third quarter and first nine months of 2020, were benefited by lower provision for credit losses primarily due to better performance trends within the loan portfolio and an improved future macroeconomic forecast under the Current Expected Credit Loss (“CECL”) accounting standard. As a result of the acquisition of Carolina Financial on May 1, 2020, the first nine months of 2021 reflected higher average balances, income, and expense as compared to the first nine months of 2020. In addition, the third quarter and first nine months of 2020 included merger-related expenses of $5.67 million and $53.68 million, respectively, associated with the acquisition of Carolina Financial compared to $845 thousand and $1.03 million of merger-related expenses incurred in the third quarter and first nine months of 2021, respectively, related to the announced Community Bankers Trust acquisition.
For the third quarter of 2021, United’s annualized return on average assets was 1.33% and return on average shareholders’ equity was 8.23% as compared to 1.56% and 9.68% for the third quarter of 2020. United’s annualized return on average assets for the first nine months of 2021 was 1.46% and return on average shareholders’ equity was 8.95% as compared to 1.12% and 6.85% for the first nine months of 2020. For the third quarter and first nine months of 2021, United’s annualized return on average tangible equity was 14.03% and 15.36%, respectively, as compared to 16.94% and 12.19% for the third quarter and first nine months of 2020, respectively.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$92,152	$103,784	$293,886	$196,653

(b) Number of days	92	92	273	274

Average Total Shareholders’ Equity (GAAP)	$4,440,107	$4,263,111	$4,389,087	$3,835,617
Less: Average Total Intangibles	(1,833,449)	(1,826,057)	(1,831,364)	(1,681,202)

(c) Average Tangible Equity (non-GAAP)	$2,606,658	$2,437,054	$2,557,723	$2,154,415

Return on Tangible Equity (non-GAAP)
[(a) / (b)] x 366 or 365/ (c)	14.03%	16.94%	15.36%	12.19%
Net interest income for the third quarter of 2021 was $181.58 million, which was a decrease of $4.09 million, or 2.20%, from the third quarter of 2020. The decrease in net interest income occurred because total interest income decreased $16.19 million while total interest expense decreased $12.10 million from the third quarter of 2020. Net interest income for the first nine months of 2021 was $559.06 million, an increase of $61.27 million or 12.31% from the first nine months of 2020. The increase in net interest income occurred because total interest income increased $10.46 million while total interest expense decreased $50.82 million from the first nine months of 2020.
The provision for credit losses was a net benefit of $7.83 million and $16.57 million for the third quarter and first nine months of 2021, respectively, while the provision for credit losses was an expense of $16.78 million and $89.81 million, respectively, for the third quarter and first nine months of 2020. These decreases in the provision for credit losses were mainly due to the impact of better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. In addition, a provision for loan losses of $28.95 million was recorded on purchased non-PCD
loans from Carolina Financial during the first nine months of 2020. For the third quarter of 2021, noninterest income was $68.62 million, which was a decrease of $66.84 million or 49.34% from the third quarter of 2020 primarily driven by a decrease in income from mortgage banking activities due primarily to a lower mortgage loan origination and sale volume and the mark-to-market
impact of a declining locked pipeline. Noninterest income for the first nine months of 2021 was $224.04 million which was a decrease of $36.62 million or 14.05% from the first nine months of 2020 which was primarily due to decreased income from mortgage banking activities due primarily to the mark-to-market
impact of a declining locked pipeline although originations and sales of mortgage loans in the secondary market increased. For the third quarter of 2021, noninterest expense decreased $29.32 million or 17.09% from the third quarter of 2020 primarily due to a decrease in employee compensation due to lower employee incentives and commissions related to mortgage banking production as well as a lower employee headcount. For the first nine months of 2021, noninterest expense increased $8.05 million or 1.91% from the first nine months of 2020 due mainly to the Carolina Financial acquisition as well as due to higher employee incentives and commissions expense mainly related to higher mortgage banking production.
Income taxes for the third quarter of 2021 were $23.60 million as compared to $28.97 million for the third quarter of 2020. For the first nine months of 2021 and 2020 income tax expense was $75.62 million and $49.88 million, respectively. For the quarters ended September 30, 2021 and 2020, United’s effective tax rate was 20.39% and 21.82%, respectively. The effective tax rate for the first nine months of 2021 and 2020 was 20.47% and 20.23%, respectively.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the third quarter of 2021 was $81.88 million compared to net income of $51.29 million for the third quarter of 2020. Net income attributable to the community banking segment for the first nine months of 2021 was $253.88 million compared to net income of $123.12 million for the first nine months of 2020. The higher net income within the community banking segment was due primarily to a lower provision for credit losses. The first nine months of 2021 was also impacted by the Carolina Financial acquisition.
Net interest income decreased $2.74 million to $179.44 million for the third quarter of 2021, compared to $182.19 million for the same period of 2020. A decrease in interest income primarily due to a change in the mix of interest earning assets as well as lower accretion on acquired loans was partially offset by lower interest expense on deposits and borrowings reflecting a decline in market interest rates and higher loan fee income from the PPP. Net interest income increased $59.73 million to $550.04 million for the first nine months of 2021, compared to $490.31 million for the same period of 2020. Generally, net interest income for the first nine months of 2021 increased from the first nine months of 2020 due to an increase in average earning assets as a result of the Carolina Financial acquisition, PPP loan activity and to a larger decline in the average cost of funds as compared to the average yield on earning assets.
Provision for credit losses was a net benefit of $7.83 million for the three months ended September 30, 2021 compared to a provision expense of $16.78 million for the same period of 2020. Provision for credit losses was a net benefit of $16.57 million for the nine months ended September 30, 2021 compared to a provision expense of $89.81 million for the same period of 2020. The decrease for the third quarter of 2021 was due mainly to the better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. The decrease for the first nine months of 2021 was due mainly to a provision for credit losses of $28.95 million recorded on purchased non-credit
deteriorated
(“non-PCD”)
loans from Carolina Financial during the second quarter of 2020, the better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard.
Noninterest income decreased $1.90 million for the third quarter of 2021 to $24.71 million as compared to $26.62 million for the third quarter of 2020. The third quarter of 2020 included a $2.23 million gain on the sale of bank premises. Partially offsetting the decrease in noninterest income were increases in fees from brokerage services, fees from trust services and fees from deposit services. Noninterest income for the first nine months of 2021 increased $8.69 million to $75.17 million for the first nine months of 2021 as compared to $66.48 million for the first nine months of 2020. The increase for the first nine months of 2021 was due mainly to increased fees from trust services, fees from brokerage services, fees from deposit services, bankcard fees and merchant discounts and other miscellaneous income.
Noninterest expense was $109.13 million for the third quarter of 2021, compared to $125.68 million for the same period of 2020, a decline of $16.55 million. The third quarter of 2020 included $10.39 million in prepayment penalties on the early payoff of three long-term FHLB advances. In addition, expenses for employee compensation, net occupancy, OREO properties and FDIC insurance declined. Noninterest expense was $322.58 million for the nine months ended September 30, 2021, compared to $312.62 million for the same period of 2020, an increase of $9.96 million. The increase in noninterest expense for the first nine months of 2021 was primarily attributable to the additional employees and branch offices from the Carolina Financial acquisition as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $12.42 million and $40.42 million for the third quarter and the first nine months of 2021, respectively, as compared to net income of $55.40 million and $87.56 million for the third quarter and first nine months of 2020. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $45.02 million for the third quarter of 2021 as compared to $110.90 million for the third quarter of 2020. The decrease of $65.88 million was due mainly to lower originations and sales of mortgage loans and the mark-to-market
impact of a declining locked pipeline. Noninterest income for the first nine months of 2021 was $152.30 million as compared to $203.10 million for the first nine months of 2020. The decrease of $50.81 million for the first nine months of 2021 was due mainly to the mark-to-market
impact of a declining locked pipeline although originations and sales of mortgage loans in the secondary market increased. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. Noninterest expense was $31.79 million for the third quarter of 2021 as compared $43.42 million for the third quarter of 2020. The decrease of $11.63 million was primarily due to a decrease in employee compensation due to lower employee incentives and commissions related to a decrease in mortgage banking production. Noninterest expense was $109.36 million for the first nine months of 2021 as compared to $99.44 million for the first nine months of 2020. The increase of $9.93 million for the first nine months of 2021 was due mainly to higher employee incentives and commissions related to the increased mortgage banking production as well as the additional expense associated with the mortgage banking employees added from the Carolina Financial acquisition.
Consolidated Results of Operations by Major Category
The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	September 2021	September 2020	June 2021
Income Statement Summary:
Interest income	$194,080	$210,269	$200,186
Interest expense	12,501	24,605	13,669

Net interest income	181,579	185,664	186,517
Provision for credit losses	(7,829)	16,781	(8,879)
Other income	68,624	135,468	62,846
Other expense	142,276	171,593	138,951

Income before income taxes	115,756	132,758	119,291
Income taxes	23,604	28,974	24,455

Net income	$92,152	$103,784	$94,836

	Nine Months Ended
(Dollars in thousands)	September 2021	September 2020
Income Statement Summary:
Interest income	$599,923	$589,468
Interest expense	40,867	91,684

Net interest income	559,056	497,784
Provision for credit losses	(16,565)	89,811
Other income	224,043	260,664
Other expense	430,154	422,100

Income before income taxes	369,510	246,537
Income taxes	75,624	49,884

Net income	$293,886	$196,653

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
Net interest income for the third quarter of 2021 was $181.58 million, which was a decrease of $4.09 million or 2.20% from the third quarter of 2020. The $4.09 million decrease in net interest income occurred because total interest income decreased $16.19 million while total interest expense decreased $12.10 million from the third quarter of 2020. Net interest income for the first nine months of 2021 was $559.06 million, which was an increase of $61.27 million or 12.31% from the first nine months of 2020. The $61.27 million increase in net interest income occurred because total interest income increased $10.46 million while total interest expense decreased $50.82 million from the first nine months of 2020. On a linked-quarter basis, net interest income for the third quarter of 2021 decreased $4.94 million or 2.65% from the second quarter of 2021. The $4.94 million decrease in net interest income occurred because total interest income decreased $6.11 million while total interest expense decreased $1.17 million from the second quarter of 2021.
Generally, interest income for the third quarter of 2021 decreased from the third quarter of 2020 due to a change in the mix of interest earning assets while interest expense decreased due to lower market interest rates which resulted in lower funding costs. Interest income for the first nine months of 2021 increased from the first nine months of 2020 due to an increase in earning assets, mainly as a result of the Carolina Financial acquisition and PPP loan activity, while interest expense decreased primarily due to the decline in market interest rates. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
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
Tax-equivalent
net interest income for the third quarter of 2021 was $182.64 million, a decrease of $4.07 million or 2.18% from the third quarter of 2020. The decrease in net interest income and tax-equivalent
net interest income was primarily due to a change in the mix of interest earning assets. The decrease was partially offset by lower interest expense on deposits and borrowings reflecting a decline in market interest rates and higher loan fee income from the PPP. The net interest spread for the third quarter of 2021 decreased 10 basis points from the third quarter of 2020 due to a 41 basis point decrease in the average yield on earning assets partially offset by a 31 basis point decrease in the average cost of funds. Average earning assets for the third quarter of 2021 increased $937.44 million, or 4.00%, from the third quarter of 2020 due to a $1.86 billion increase in average short-term investments and a $563.22 million increase in average investment securities, partially offset by a $1.48 billion decrease in average net loans and loans held for sale mainly driven by a decline in PPP loan balances. Net PPP loan fee income of $7.85 million was recognized in the third quarter of 2021 driven primarily by loan forgiveness, as compared to $4.80 million for the third quarter of 2020. Loan accretion on acquired loans was $8.15 million and $11.74 million for the third quarter of 2021 and 2020, respectively, a decrease of $3.59 million. The net interest margin of 2.98% for the third quarter of 2021 was a decrease of 20 basis points from the net interest margin of 3.18% for the third quarter of 2020.
Tax-equivalent
net interest income for the first nine months of 2021 was $562.24 million, an increase of $61.61 million, or 12.31%, from the first nine months of 2020. The increase in net interest income and tax-equivalent
net interest income was primarily due to an increase in average earning assets from the Carolina Financial acquisition and PPP loans as well as lower interest expense on deposits and borrowings. Average earning assets for the first nine months of 2021 increased $3.15 billion, or 15.13%, from the first nine months of 2020 due to a $1.60 billion increase in average short-term investments, a $989.33 million increase in average net loans and loans held for sale and a $558.52 million increase in average investment securities. The net interest spread for the first nine months of 2021 increased 11 basis points from the first nine months of 2020 due to a 54 basis point decrease in the average cost of funds partially offset by a 43 basis point decrease in the average yield on earning assets. Net PPP loan fee income of $28.18 million was recognized in the first nine months of 2021 driven primarily by loan forgiveness, as compared to $9.28 million for the first nine months of 2020. Loan accretion on acquired loans was $27.62 million and $30.84 million for the first nine months of 2021 and 2020, respectively, a decrease of $3.22 million. The net interest margin of 3.14% for the first nine months of 2021 was a decrease of 7 basis points from the net interest margin of 3.21% for the first nine months of 2020.
On a linked-quarter basis, net interest income for the third quarter of 2021 decreased $4.94 million, or 2.65%, from the second quarter of 2021.
Tax-equivalent
net interest income for the third quarter of 2021 decreased $4.95 million, or 2.64%, from the second quarter of 2021. The net interest spread for the third quarter of 2021 of 2.83% decreased 15 basis points from the second quarter of 2021 due to a 19 basis point decrease in the average yield on earning assets partially offset by a 4 basis point decrease in the average cost of funds. Average earning assets increased approximately $394.59 million, or 1.65%, from the second quarter of 2021 due to increases in average short-term investments of $919.66 million and average investment securities of $111.56 million partially offset by a decrease in average net loans and loans held for sale of $636.63 million mainly driven by a decline in PPP loan balances. Net PPP loan fee income for the third quarter of 2021 decreased $1.18 million from the second quarter of 2021 to $7.85 million. Loan accretion on acquired loans decreased $1.52 million from the second quarter of 2021 to $8.15 million for the third quarter of 2021. The net interest margin of 2.98% for the third quarter of 2021 was a decrease of 16 basis points from the net interest margin of 3.14% for the second quarter of 2021.

United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended September 30, 2021, September 30, 2020 and June 30, 2021 and the nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended
(Dollars in thousands)	September 30 2021	September 30 2020	June 30 2021
Loan accretion	$8,154	$11,743	$9,669
Certificates of deposit	898	3,028	1,050
Long-term borrowings	170	217	174

Total	$9,222	$14,988	$10,893

	Nine Months Ended
(Dollars in thousands)	September 30 2021	September 30 2020
Loan accretion	$27,623	$30,838
Certificates of deposit	3,397	5,780
Long-term borrowings	518	973

Tax-equivalent net interest income	$31,538	$37,591

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended September 30, 2021, September 30, 2020 and June 30, 2021 and the nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended
(Dollars in thousands)	September 30 2021	September 30 2020	June 30 2021
Net interest income, GAAP basis	$181,579	$185,664	$186,517
Tax-equivalent adjustment (1)	1,059	1,046	1,075

Tax-equivalent net interest income	$182,638	$186,710	$187,592

	Nine Months Ended
(Dollars in thousands)	September 30 2021	September 30 2020
Net interest income, GAAP basis	$559,056	$497,784
Tax-equivalent adjustment (1)	3,181	2,846

Tax-equivalent net interest income	$562,237	$500,630

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2021 and 2020 and the three months ended June 30, 2021. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and nine-month period ended September 30, 2021 and 2020. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$3,825,264	$2,548	0.26%	$1,967,791	$2,060	0.42%
Investment Securities:
Taxable	3,215,719	12,999	1.62%	2,749,114	14,448	2.10%
Tax-exempt	363,966	2,327	2.56%	267,355	1,893	2.83%

Total Securities	3,579,685	15,326	1.71%	3,016,469	16,341	2.17%
Loans, net of unearned income (2)	17,174,856	177,265	4.10%	18,655,500	192,914	4.12%
Allowance for loan losses	(217,472)			(214,870)

Net loans	16,957,384		4.15%	18,440,630		4.17%

Total earning assets	24,362,333	$195,139	3.18%	23,424,890	$211,315	3.59%

Other assets	3,075,377			2,990,733

TOTAL ASSETS	$27,437,710			$26,415,623

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,361,016	$9,803	0.29%	$12,951,290	$17,726	0.54%
Short-term borrowings	123,526	167	0.54%	156,502	172	0.44%
Long-term borrowings	813,976	2,531	1.23%	1,616,647	6,707	1.65%

Total Interest-Bearing Funds	14,298,518	12,501	0.35%	14,724,439	24,605	0.66%

Noninterest-bearing deposits	8,471,744			7,178,769
Accrued expenses and other liabilities	227,341			249,304

TOTAL LIABILITIES	22,997,603			22,152,512
SHAREHOLDERS’ EQUITY	4,440,107			4,263,111

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,437,710			$26,415,623

NET INTEREST INCOME		$182,638			$186,710

INTEREST SPREAD			2.83%			2.93%

NET INTEREST MARGIN			2.98%			3.18%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$3,012,429	$6,198	0.28%	$1,412,386	$7,893	0.75%
Investment Securities:
Taxable	3,085,050	40,371	1.74%	2,663,754	47,658	2.39%
Tax-exempt	337,590	6,639	2.62%	200,371	4,413	2.94%

Total Securities	3,422,640	47,010	1.83%	2,864,125	52,071	2.42%
Loans, net of unearned income (2)	17,742,054	549,896	4.14%	16,698,013	532,350	4.26%
Allowance for loan losses	(228,163)			(173,452)

Net loans	17,513,891		4.20%	16,524,561		4.30%

Total earning assets	23,948,960	$603,104	3.37%	20,801,072	$592,314	3.80%

Other assets	3,032,927			2,671,235

TOTAL ASSETS	$26,981,887			$23,472,307

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,255,751	$32,800	0.33%	$11,282,883	$64,452	0.76%
Short-term borrowings	134,092	527	0.53%	146,302	826	0.75%
Long-term borrowings	820,426	7,540	1.23%	1,895,635	26,406	1.86%

Total Interest-Bearing Funds	14,210,269	40,867	0.38%	13,324,820	91,684	0.92%

Non-interest bearing deposits	8,147,540			6,076,683
Accrued expenses and other liabilities	234,991			235,187

TOTAL LIABILITIES	22,592,800			19,636,690
SHAREHOLDERS’ EQUITY	4,389,087			3,835,617

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,981,887			$23,472,307

NET INTEREST INCOME		$562,237			$500,630

INTEREST SPREAD			2.99%			2.88%

NET INTEREST MARGIN			3.14%			3.21%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s provision for credit losses was a net benefit of $7.83 million and $16.57 million for the third quarter and first nine months of 2021, respectively, while the provision for credit losses was an expense of $16.78 million and $89.81 million, respectively, for the third quarter and first nine months of 2020. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity
securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2021, the provision for loan and lease losses was a net benefit of $7.82 million as compared to provision expense of $16.34 million for the quarter ended September 30, 2020. The provision for loan and lease losses for the first nine months of 2021 was a net benefit of $16.35 million as compared to provision expense of $89.36 million for the first nine months of 2020. Net recoveries were $1.17 million for the third quarter of 2021 as compared to net charge-offs of $5.65 million for the same quarter in 2020. Net charge-offs for the first nine months of 2021 were $8.59 million as compared to $16.68 million for the first nine months of 2020. The lower amount of provision expense for 2021 compared to 2020 was mainly due to a provision for loan losses of $28.95 million recorded on purchased non-PCD
loans from Carolina Financial during the second quarter of 2020 and better performance trends within the loan portfolio as well as improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. On a linked-quarter basis, the provision for loan losses increased $1.05 million. Net charge-offs for the third quarter of 2021 decreased $6.39 million from the second quarter of 2021. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income were (0.03%) and 0.07% for the third quarter and first nine months of 2021, respectively, compared to 0.13% and 0.14% for the third quarter and first nine months of 2020. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income was 0.12% for the second quarter of 2021.
As of September 30, 2021, nonperforming loans and leases were $90.27 million or 0.54% of loans and leases, net of unearned income as compared to $132.21 million or 0.75% of loans and leases, net of unearned income at December 31, 2020. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans and leases past due 90 days or more were $14.83 million at September 30, 2021, an increase of $995 thousand or 7.19% from $13.83 million at year-end
2020. This increase was primarily due to several large commercial relationships that have exceeded their stated maturity dates as of September 30, 2021. At September 30, 2021, nonaccrual loans and leases were $37.69 million, which was a decrease of $25.03 million or 39.91% from $62.72 million at year-end
2020. This decrease was due to the repayment of four large commercial nonaccrual loans as well as the charge-off
of three commercial relationships and troubled debt restructuring designations for three large commercial nonaccrual loans. Restructured loans were $37.75 million at September 30, 2021, a decrease of $17.91 million or 32.17% from $55.66 million at year-end
2020. The decrease was mainly due to the repayment of six large commercial relationships and charge-off
of two commercial restructured loans during the first nine months of 2021. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $106.96 million, including OREO of $16.70 million at September 30, 2021, represented 0.39% of total assets, down from $154.80 million or 0.59% of total assets at December 31, 2020.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2021, the allowance for credit losses was $236.08 million as compared to $255.08 million at December 31, 2020.
At September 30, 2021, the allowance for loan and lease losses was $210.89 million as compared to $235.83 million at December 31, 2020. The decrease in the allowance for loan and lease losses was due to better trends within the loan portfolio as well as improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.26% at September 30, 2021 and 1.34% at December 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 233.63% and 178.38% at September 30, 2021 and December 31, 2020, respectively. The increase in this ratio was due mainly to a larger decline in nonperforming loans and leases than in the allowance for loan and lease losses.
The reserve for lending-related commitments was $25.19 million, an increase of $5.94 million or 30.86% from December 31, 2020. The increase was due mainly to an increase in loan commitments during the first nine months of 2021 as well as an increase in the utilization rate of the commitments.

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
The third quarter of 2021 qualitative adjustments include analyses of the following:

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

•
The real GDP projection decreased from the second quarter of 2021 but increased for 2022 and 2023. The unemployment rate projection increased slightly from the second quarter of 2021 but was flat for 2022 and 2023. This indicates a weakening of the economy for the remainder of the year with the rebound continuing in 2022 and 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic and labor shortages which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•
Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the forecast selection process as it is likely this stimulus package continues to have some positive impact on the economy. However, we acknowledge the impact of the stimulus has been fading and will likely have no further impact by the end of the year.

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
United’s review of the allowance for loan and lease losses at September 30, 2021 produced decreased allocations in each of the four loan categories as compared to December 31, 2020. The allocation related to the commercial, financial & agricultural loan pool decreased $15.10 million. The residential real estate allocation decreased $3.60 million. The real estate construction and development loan pool allocation decreased $3.99 million. The consumer loan pool decreased $2.25 million. Each of these decreases were primarily due to improved economic conditions and improved expectations within the reasonable and supportable forecast.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $2.53 million at September 30, 2021 and $7.78 million at December 31, 2020. In comparison to the prior year-end,
this element of the allowance decreased by $5.25 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans as well as repayment of individually assessed loans.
Management believes that the allowance for credit losses of $236.08 million at September 30, 2021 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity securities for the first nine months of 2021 and 2020 was immaterial. The allowance for credit losses related to held to maturity securities was $27 thousand as of September 30, 2021 as compared to $23 thousand as of December 31, 2020. There was no provision for credit losses recorded on available for sale investment securities for the first nine months of 2021 and 2020 and no allowance for credit losses on available for sale investment securities as of September 30, 2021 and December 30, 2020. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of September 30, 2021. As a result of this assessment, United released reserves of $3 thousand and $224 thousand for the third quarter and first nine months of 2021. The allowance for accrued interest receivables not expected to be collected as of September 30, 2021 was $26 thousand as compared to $250 thousand at December 31, 2020.
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
Noninterest income for the third quarter of 2021 was $68.62 million, a decrease of $66.84 million or 49.34% from the third quarter of 2020. Noninterest income for the first nine months of 2021 was $224.04 million, a decrease of $36.62 million or 14.05% from the first nine months of 2020. Both differences from the third quarter and first nine months of 2020 were due mainly to declines in income from mortgage banking activities. In addition, the third quarter of 2020 included a $2.23 million gain on the sale of bank premises.

Income from mortgage banking activities totaled $42.01 million for the third quarter of 2021 compared to $109.46 million for the same period of 2020, a decline of $67.45 million or 61.62%. The decrease was due mainly to lower sales activity and a decline in the fair value of derivatives associated with a declining pipeline. For the three months ended September 30, 2021 and 2020, mortgage loan sales were $1.45 billion and $1.95 billion, respectively. For the first nine months of 2021 and 2020, income from mortgage banking activities was $144.35 million and $195.30 million, respectively. The decrease of $50.95 million for the first nine months of 2021 was due mainly to the mark-to-market
impact of a declining locked pipeline although originations and sales of mortgage loans in the secondary market increased. For the nine months ended September 30, 2021 and 2020, mortgage loan sales were $5.16 billion and $4.16 billion, respectively.
Mortgage loan servicing income for the first nine months of 2021 increased $3.29 million from the first nine months of 2020 due to increased mortgage servicing activity as a result of the Carolina Financial acquisition.
Fees from brokerage services for the third quarter and first nine months of 2021 increased $817 thousand or 26.65% and $3.23 million or 37.38%, respectively, from the third quarter and first nine months of 2020. This increase was due to an increased volume of transactions.
Fees from trust services for the third quarter and first nine months of 2021 increased $695 thousand or 19.45% and $1.91 million or 18.48%, respectively, from the third quarter and first nine months of 2020. This increase was due to an increase in managed assets.
Fees from deposit services for the third quarter and first nine months of 2021 increased $568 thousand or 6.09% and $2.85 million or 11.24%, respectively, from the third quarter and first nine months of 2020. Generally, the increase was due primarily to higher income from overdraft fees and debit card fees.
Fees from bankcard services for the first nine months of 2021 increased $968 thousand or 32.96% from the first nine months of 2020. This increase was due to an increased volume of transactions.
On a linked-quarter basis, noninterest income for the third quarter of 2021 increased $5.78 million, or 9.19%, from the second quarter of 2021 primarily due to an increase of $5.07 million in income from mortgage banking activities due primarily to a higher loan pipeline valuation. Fees from deposit services for the third quarter of 2021 were $9.89 million, an increase of $492 thousand or 5.24% from the linked quarter due primarily to higher income from overdraft fees.
Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense decreased $29.32 million or 17.09% for the third quarter of 2021 compared to the same period in 2020. For the first nine months of 2021, noninterest expense was $430.15 million, which was an increase of $8.05 million or 1.91% from the first nine months of 2020.
Employee compensation for the third quarter of 2021 decreased $17.00 million or 20.12% from the third quarter of 2020. The decrease was primarily due to lower employee incentives and commissions related mainly to mortgage banking production as well as a lower employee headcount. Employee compensation for the first nine months of 2021 increased $10.77 million or 5.45% from the first nine months of 2020. The increase for the first nine months of 2021 was due mainly to additional employees from the Carolina Financial acquisition. The remainder of the increase in employee compensation for first nine months of 2021 was due mainly to higher employee commissions and incentives expense primarily related to the increased mortgage banking production.

Employee benefits expense for the first nine months of 2021 increased $6.29 million or 17.09% as compared to the first nine months of 2020. The increase for the first nine months of 2021 was primarily due to higher levels of Federal Insurance Contributions Act (“FICA”), health insurance and postretirement expense due mainly to the additional employees from the Carolina Financial acquisition. The increase in FICA expense was due to the higher commissions and incentives expense.
Net occupancy expense for the third quarter of 2021 decreased $605 thousand or 5.53% from the third quarter of 2020. The decrease was due to lower building rental and building maintenance expense. Net occupancy expense increased $1.06 million or 3.49% for the first nine months of 2021 as compared to the same period in 2020. The increases were due primarily to increases in building depreciation and maintenance expenses mainly as a result of the offices added in the Carolina Financial acquisition.
OREO expense for the third quarter of 2021 decreased $779 thousand due primarily to a decline in net losses on the sale of OREO properties. OREO expense for the first nine months of 2021 increased $1.71 million as declines in the fair value of OREO properties increased from the first nine months of 2020.
Equipment expense increased $1.67 million or 29.74% and $4.70 million or 32.46% for the third quarter and first nine months of 2021, respectively, as compared to the same periods in 2020. The increases were due to higher maintenance costs and depreciation expense primarily due to the Carolina Financial acquisition.
Data processing expense decreased $7.55 million or 26.82% for the first nine months of 2021 as compared to the first nine months of 2020. The decrease for the first nine months of 2021 was due mainly to a $9.66 million penalty in the second quarter of 2020 to terminate the contract with Carolina Financial’s data processor.
Mortgage loan servicing expense and impairment for the first nine months of 2021 increased $4.08 million from the same time period in 2020. The increase was due to an increase in mortgage servicing activity as a result of the acquisition of Carolina Financial and Crescent Mortgage. In addition, United did not record any temporary impairment charge, net of recoveries on its mortgage servicing rights during the first nine months of 2021 as compared to a temporary impairment charge on its mortgage servicing rights of $1.11 million during the first nine months of 2020.
Other expense for the third quarter of 2021 decreased $1.20 million or 3.67% from the third quarter of 2020 due mainly to a decline of $2.00 million in merger-related expenses partially offset by an increase of $601 thousand in automated teller machine (“ATM”) fees.
On a linked-quarter basis, noninterest expense for the third quarter of 2021 increased $3.33 million, or 2.39%, from the second quarter of 2021 primarily due to an increase of $4.68 million in other expense. Within other expense, the largest drivers of the increase were increases in the expense for the reserve for unfunded commitments of $3.42 million primarily due to an increase in outstanding loan commitments and merger-related expenses of $662 thousand associated with the announced Community Bankers Trust acquisition. Partially offsetting the increases in other expense were decreases in employee compensation of $1.10 million and employee benefits of $1.34 million, primarily due to lower commissions, and associated FICA taxes, related to mortgage banking production.
Income Taxes
For the third quarter of 2021, income tax expense was $23.60 million as compared to $28.97 million for the third quarter of 2020 primarily due to lower earnings and a lower effective tax rate. For the first nine months of 2021, income tax expense was $75.62 million as compared to $49.88 million for the first nine months of 2020 primarily due to higher earnings. On a linked-quarter basis, income tax expense decreased $851 thousand primarily due to lower earnings and a slightly lower effective tax rate. United’s effective tax rate was 20.39% for the third quarter of 2021, 21.82% for the third quarter of 2020 and 20.50% for the second quarter of 2021. For the first nine months of 2021 and 2020, United’s effective tax rate was 20.47% and 20.23%, respectively. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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
For the first nine months ended September 30, 2021, cash of $553.20 million was provided by operating activities due mainly to net income of $293.89 million. In addition, mortgage banking activities added cash of $225.64 million to the net income amount as sales of mortgage loans in the secondary market exceeded originations. Net cash of $249.37 million was provided by investing activities which was primarily due to net loan repayments of $864.28 million partially offset by $524.66 million of purchases of investment securities over proceeds from sales and $85.00 million of purchases of bank-owned life insurance policies. During the first nine months of 2021, net cash of $1.02 billion was provided by financing activities due primarily to net growth of $1.23 billion in deposits. These funding activities were partially offset by the net repayment of $50.00 million in long-term FHLB advances, cash dividends paid of $135.99 million, and net repurchases of $11.21 million of United common stock for the first nine months of 2021. The net effect of the cash flow activities was an increase in cash and cash equivalents of $1.82 billion for the first nine months of 2021.
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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.74% at September 30, 2021 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.53%, 13.53% and 10.36%, respectively. The September 30, 2021 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve

Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.43 billion at September 30, 2021, which was an increase of $133.15 million or 3.10% from December 31, 2020. This increase is primarily due to an increase of $158.09 million in retained earnings (net income less dividends declared). Partially offsetting this increase was a decrease of $23.61 million in accumulated other comprehensive income due mainly to an after-tax
decrease in the fair value of available for sale securities. Treasury stock increased $11.34 million or 7.13% due to the repurchase of 306,204 shares of United common stock under a stock repurchase plan approved by United’s Board of directors in November of 2019.
United’s equity to assets ratio was 16.11% at September 30, 2021 as compared to 16.41% at December 31, 2020. The primary capital ratio, capital and reserves to total assets and reserves, was 16.82% at September 30, 2021 as compared to 17.22% at December 31, 2020. United’s average equity to average asset ratio was 16.18% for the third quarter of 2021 as compared to 16.14% the third quarter of 2020. United’s average equity to average asset ratio was 16.27% for the first nine months of 2021 as compared to 16.34% the first nine months of 2020. All of these financial measurements reflect a financially sound position.
During the third quarter of 2021, United’s Board of Directors declared a cash dividend of $0.35 per share. Cash dividends were $1.05 per common share for the first nine months of 2021. Total cash dividends declared were $45.27 million for the third quarter of 2021 and $135.79 million for the first nine months of 2021 as compared to $45.41 million for the third quarter of 2020 and $126.43 million for the first nine months of 2020.
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
The following table shows United’s estimated earnings sensitivity profile as of September 30, 2021 and December 31, 2020:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2021	December 31, 2020
+200	0.98%	(4.32%)
+100	0.32%	(2.61%)
-100	(1.08%)	0.03%
-200	(1.83%)	(0.05%)
At September 30, 2021, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.32% over one year as compared to a decrease of 2.61% at December 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.98% over one year as of September 30, 2021, as compared to a decrease of 4.32% as of December 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.08% over one year as of September 30, 2021 as compared to an increase of 0.03%, over one year as of December 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.83% over one year as of September 30, 2021 as compared to a decrease of 0.05% over one year as of December 31, 2020.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.75% in year two as of September 30, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.38% in year two as of September 30, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.17% in year two as of September 30, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.09% in year two as of September 30, 2021.
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
At September 30, 2021, United’s mortgage related securities portfolio had an amortized cost of $1.7 billion, of which approximately $716.6 million or 43% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 3.5 years and a weighted average yield of 1.75%, under current projected prepayment assumptions. These securities are expected to have very little extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.2%, or less than the price decline of a
5-
year treasury note. By comparison, the price decline of a
30-year
2% coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 22.8%.
United had approximately $574.4 million in fixed rate Commercial Mortgage Backed Securities (CMBS) with a projected yield of 2.12% and a projected average life of 5.2 years on September 30, 2021. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 8 years.
United had approximately $12.4 million in
15-year
mortgage backed securities with a projected yield of 2.32% and a projected average life of 2.7 years as of September 30, 2021. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 8.4 years and a weighted average maturity (WAM) of 8.1 years.
United had approximately $201.6 million in
20-year
mortgage backed securities with a projected yield of 1.39% and a projected average life of 4.6 years on September 30, 2021. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 1.5 years and a weighted average maturity (WAM) of 18.4 years.
United had approximately $146.4 million in
30-year
mortgage backed securities with a projected yield of 2.15% and a projected average life of 3.9 years on September 30, 2021. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (WALA) of 3.8 years and a weighted average maturity (WAM) of 23.8 years.
The remaining 2% of the mortgage related securities portfolio on September 30, 2021, included floating rate CMO, CMBS and mortgage backed securities.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2021 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended September 30, 2021, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended September 30, 2021 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2021	0	$00.00	0	3,033,796
8/01 – 8/31/2021	5	$35.02	0	3,033,796
9/01 – 9/30/2021	0	$00.00	0	3,033,796

Total	5	$35.02	0

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2021, no shares were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2021, the following shares were purchased for the deferred compensation plan: August 2021 – 5 shares at an average price of $35.02.

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

UNITED BANKSHARES, INC.
(Registrant)

Date:	November 9, 2021	/s/ Richard M. Adams
Richard M. Adams, Chairman of
the Board and Chief Executive Officer

Date:	November 9, 2021	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer