Form 10-K
period 2021-12-31
UNITED BANKSHARES INC/WV
filed 2022-03-01
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December
31
, 2021
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
on June 30, 2021, was approximately
$4,519,329,000
.
As of January 31, 2022, United Bankshares, Inc. had
136,521,531
shares of common stock outstanding with a par value of
$2.50
.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Charleston, WV, USA
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2022 Annual Shareholders’ Meeting to be held on May 11, 2022 are incorporated by reference in Part III of this Form
10-K.

UNITED BANKSHARES, INC.
FORM
10-K
(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2021, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

UNITED BANKSHARES, INC.
FORM
10-K,
PART I

Item 1.	BUSINESS
Organizational History and Subsidiaries
United Bankshares, Inc. (“United,” “we,” “us,” “our,” or the “Company”) is a West Virginia corporation registered as a financial holding company pursuant to the Bank Holding Company Act of 1956, as amended. United was incorporated on March 26, 1982, organized on September 9, 1982, and began conducting business on May 1, 1984 with the acquisition of three wholly-owned subsidiaries. Since its formation in 1982, United has acquired thirty-three banking institutions. United has one banking subsidiary “doing business” under the name of United Bank, operating under the laws of Virginia. United Bank offers a full range of commercial and retail banking services and products. United also owns nonbank subsidiaries which engage in other community banking services such as asset management, real property title insurance, financial planning, mortgage banking, and brokerage services.
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
Business of United
As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2021, United’s consolidated assets approximated $29.3 billion and total shareholders’ equity approximated $4.7 billion.
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
On December 3, 2021, United completed its acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”), the parent company of Essex Bank (“Essex”) with $1.8 billion in assets, headquartered in Richmond, Virginia. The acquisition of Community Bankers Trust enhanced United’s existing presence in the DC Metro MSA and took United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connects our
Mid-Atlantic
and Southeast footprints. On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (“Carolina Financial”), the parent company of CresCom Bank (“CresCom”) with $5.0 billion in assets, headquartered in Charleston, South Carolina. The acquisition of Carolina Financial broadened United’s footprint in the Southeast region with some of the most desirable banking markets in the nation. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s mergers with Community Bankers Trust and Carolina Financial. Prior to Carolina Financial, United more than doubled its size through three acquisitions in less than three and a half years. In January 2014, United closed its acquisition of Virginia Commerce Bancorp, Inc., followed by the November 2015 announcement of the Bank of Georgetown transaction which closed June 2016. In August 2016, United announced the Cardinal Financial Corporation acquisition which closed April 2017.

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

Lending Activities
United’s loan and lease portfolio, net of unearned income, increased $432.2 million or 2.46% in 2021 due mainly to the acquisition of Community Bankers Trust partially offset by a decline in Payment Protection Program (“PPP”) loans. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Commercial, financial and agricultural loans and leases increased $458.0 million or 4.28% as commercial real estate loans increased $1.1 billion or 15.81% while commercial loans and leases (not secured by real estate) decreased $592.1 million or 14.60%. Construction and land development loans increased $187.8 million or 10.28%. Residential real estate loans decreased $208.3 million or 5.34%. Consumer loans were flat, decreasing $8.8 million or less than 1%.
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
As of December 31, 2021, approximately $366.7 million or 2.03% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value
loan. A high
loan-to-value
real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value
ratio below the certain percentage.
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
Underwriting Standards
United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors of United Bank. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market area; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to ensure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2021, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for
“sub-prime”
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
Loan Concentrations
United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $13.0 billion as of December 31, 2021. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end,
United has one such industry classification that exceeded 10% of total loans. As of December 31, 2021, approximately $8.7 billion or 48.22% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.
United does not have a loan classification concentration in the restaurants, hotel and accommodations industry. As of December 31, 2021, approximately $1.0 billion or 5.66% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2021, approximately $157.9 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.
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
During 2021, United originated $6.2 billion of real estate loans for sale in the secondary market and sold $6.4 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2021 were $171.7 million.

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
United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities and corporate securities. Obligations of States and Political Subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2021, 2020, and 2019 were $61.9 million, $66.8 million, and $74.3 million, respectively. For the year of 2021, United realized net gains on sales of securities of $2.8 million. For the years of 2020 and 2019, United realized net gains on sales of securities of $3.2 million and $373 thousand, respectively. In the year 2019, United recognized other-than-temporary impairment (“OTTI”) charges of $198 thousand.
Human Capital
At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. As of December 31, 2021, United and its subsidiaries had approximately 2,966 employees and officers. Of the 2,966 employees and officers, approximately 2,342 are employed in the community banking segment, 557 are employed in the mortgage banking segment and 67 are in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.
Our human capital management strategy focuses on recruiting, developing, and engaging a talented and diverse workforce. We emphasize embodying our core values of integrity, teamwork, hard work, and caring, and foster positive attitudes, communication, goal attainment, personal growth, and the pursuit of United’s mission of excellence in service to our shareholders, our customers, our communities, and our employees.
Focusing on talent selection and developing top talent remains a strong pillar of our organization. Our primary focus is to attract and advance the careers of employees with different backgrounds, experiences, ideas, and skills.

We host exceptional college recruiting and internship programs that attract candidates from a variety of colleges and universities within our footprint. These two programs build a continuous talent pipeline and prioritize these individuals for internal openings.
Our Leadership Development Program provides an opportunity for the Company’s rising talent from across our footprint and various business lines to strengthen their leadership and communication skills, increase their visibility within the organization, and establish internal networks, helping to cultivate a future pipeline of leaders across the institution. Over a period of four years, these individuals are empowered to work on pertinent projects designed to enhance revenue, reduce expenses, and improve risk management functions, while developing the members’ leadership, interactive, and managerial skills. Past members now hold key positions across the Company ranging from Department Managers to Line of Business Leaders to Executive Officers.
One of our strategic priorities to ensure leadership continuity is effective succession planning. The Company has a formal plan to identify potential successors and actively develop those employees. The plan includes all critical management positions throughout the organization and is updated annually. This process is dynamic, and we have added additional management positions to the plan as the Company continues to evolve and grow. The Company’s executives constantly review and evaluate personnel to identify pools of candidates with high levels of leadership potential and promote their progress by engineering their range of work experiences. We also have an expansive internal and external training platform to ensure our employees have the necessary tools to fill these key positions effectively.
United also has an effective and efficient onboarding program, introducing new team members to the culture and enabling an environment that helps them be engaged in their roles. We have rigorous interdepartmental training and development programs that provide employees with capabilities to perform their job functions, deliver results, and advance their careers.
We partnered with West Virginia University to develop an executive training program aimed at developing the technical, theoretical, and applied skills needed for a successful launch into a career in Business Banking. High-performing employees are given opportunities to attend state and national banking schools, conferences, industry peer groups, and training webinars. All United employees have access to career development and skills-based training through our internal online Human Resources Management System.
United makes every effort to ensure that our compensation and benefits packages are inclusive and competitive to attract and retain talent. Our comprehensive benefit plans are designed to fully support our full-time and eligible part-time employees and their families through every stage of their life cycle, recognizing our employees’ individual needs and offering flexible benefit options. We provide comprehensive health and wellness plans for all eligible employees as well as retirees of United. We also provide other paid-time off benefits such as vacation, sick time, personal days, and birthdays. The Company also provides financial wellness benefits to all employees through our 401K Plan in which the Company provides a competitive match of employee contributions. Employees may also take advantage of United’s Employee Stock Purchase Plan through payroll deductions.
We are committed to providing a safe and healthy work environment for our employees and offer services to foster the best physical, mental, and social well-being of our workforce. United’s comprehensive Employee Assistance Program provides all employees a comprehensive and personalized process with a tailored approach to meet employees where they are and supports them through whatever journey they may be facing. The Employee Assistance Program provides unlimited phone access for information, resources, and referrals and provides sessions with a counselor for the employee and their family members. The employee, and their family, can also take advantage of a host of web-based
resources the program provides as well.
The commitment to our employees and their family’s well-being remains at the forefront for United and allows us to remain competitive in attracting and retaining top talent and ensuring our employee benefits remain competitive when compared with other institutions.

In addition, at United, we are committed to nurturing an inclusive culture that: is reflective of the communities we serve; celebrates diversity of thought, backgrounds, and experience; promotes respect and a shared purpose; and aligns with our core values. United has a cross-functional Diversity, Equity, and Inclusion Council (“DE&I Council”) to advise executive and senior leadership on the Company’s diversity, equity, and inclusion strategy and to implement and manage programs to accomplish and support these priorities. United added a diversity trainer to the Learning & Talent Development Team who facilitates workshops available to all employees. In 2021, 100% of employees participated in DE&I training on topics such as implicit bias and cultivating inclusive teams.
DE&I employee liaisons were selected through an application process, received training on courageous conversations, and then held open forums with local colleagues related to various DE&I topics. The MIS team has collaborated with the Human Resources department to apply best practices in data governance to the metrics that are so critical to measuring success in DE&I.
To continue to cultivate our inclusive culture, United offers employees a way to report confidential and anonymous issues of concern through our website. Whether it is a compliance or regulatory violation, wrongdoing, improper conduct, or harassment, the confidential report will be instantly and discreetly forwarded for review.
Competition
United faces a high degree of competition in all of the markets it serves. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market areas for the business of its banking and mortgage banking subsidiaries.
With prior regulatory approval, Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.
As of December 31, 2021, there were 68 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 121 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 87 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks and 75 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina and South Carolina, which compete for business as well as for the acquisition of additional banks.
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
United Bank, as a Virginia state member bank, is subject to supervision, examination, and regulation by the Federal Reserve System, and as such, are subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institutions. As a member of the Federal Deposit Insurance Corporation (“FDIC”), United Bank’s deposits are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.
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
United’s FDIC insurance expense totaled $8.3 million, $10.1 million, and $8.1 million in 2021, 2020 and 2019, respectively.
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
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards generally became effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to United or United Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
United Bank was considered a “well capitalized” institution as of December 31, 2021. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.
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
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low-
and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising
CRA-related
data collection, record keeping, and reporting. The OCC issued a final rule effective October 1, 2020; however, the FDIC did not join with the OCC when it issued the final rules. In September 2020, the FRB issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR sought feedback on ways to evaluate how banks meet the needs of low-
and moderate-income communities and address inequities in credit access. In December 2021, the OCC issued a final rule to rescind its June 2020 final rule in favor of working with other agencies to put forward a joint rule. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.
The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)
The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus
(“COVID-19”)
and stimulate the economy. Many of the CARES Act’s programs, including the Paycheck Protection Program (“PPP”), are dependent upon the direct involvement of U.S. financial institutions and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal banking agencies, including those with direct supervisory jurisdiction over United and United Bank. Furthermore, as the on-going
COVID-19
pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for
COVID-19.
On December 27, 2020, then President Trump signed into law the 2021 Consolidated Appropriations Act (the “CAA”), an approximately $900 billion bill, which extended several provisions of the CARES Act as well as provided additional
COVID-19
relief. In particular, the CAA extended weekly unemployment benefits, provided another round of economic stimulus payments to individuals and families, lengthened temporary suspensions and modifications of several-bank related provisions and provided more aid to small businesses.

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
On June 24, 2021, President Biden announced that the three federal agencies that back mortgages – the Department of Housing and Urban Development (HUD), Department of Veterans Affairs (VA), and Department of Agriculture (USDA) – extended their respective foreclosure moratorium for one, final month, until July 31, 2021. The Federal Housing Finance Agency (FHFA) also announced that it extended the foreclosure moratorium for mortgages backed by Fannie Mae and Freddie Mac until July 31, 2021. President Biden emphasized that this was the final extension.
The Company continues to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the
COVID-19
pandemic.
Cybersecurity
In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.
Recently, in November 2021, the federal banking agencies adopted a final rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
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

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by United and its customers. See Item 1A. Risk Factors for a further discussion of risk related to cybersecurity.
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
Anti-Money Laundering and the USA Patriot Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule expanded beyond the June 2010 principals based guidance and broadened the scope to include community banks. The proposed rules (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the FDIA) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. As of February 2022, final rules have not been adopted. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.
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

RISKS RELATED TO THE
COVID-19
PANDEMIC
United’s business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the
COVID-19
pandemic.
The ongoing
COVID-19
pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, United’s business, financial condition, liquidity and results of operations. The extent to which the
COVID-19
pandemic will continue to negatively affect United’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of United’s business continuity plan, the direct and indirect impact of the pandemic on United’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the pandemic, and public acceptance of any vaccines for
COVID-19.
Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement, many of the circumstances that arose or became more pronounced after the onset of the pandemic persist, including:

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
Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. United Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposed United and United Bank to risks relating to noncompliance with the PPP. In addition, United Bank’s participation in the PPP as a lender may adversely affect the Company’s revenue and results of operations depending on the timing and amount of forgiveness, if any, to which borrowers are entitled.

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
The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; new information regarding existing loans, credit commitments and securities holdings; the continuation of the
COVID-19
pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans, ratings down-grades and other factors, both within and outside of our control, may require an increase in the allowances for credit losses on loans, securities and off-balance
sheet credit exposures. In addition, federal and state regulators, as an integral part of their respective supervisory functions, periodically review

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
United is subject to credit risk in its loan portfolio.
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
Certain of our credit exposures are concentrated in industries that may be more susceptible to the long-term risks of climate change, natural disasters or global pandemics. To the extent that these risks may have a negative impact on the financial condition of borrowers, it could also have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Loans” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.
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
Our growth-oriented business strategy could be adversely affected if we are not able to attract and retain skilled employees or if we lose the services of our senior management team.

Our ability to manage growth will depend upon our ability to continue to attract, hire and retain skilled employees. The unanticipated loss of members of our senior management team, could have a material adverse effect on our results of operations and ability to execute our strategic goals. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees.
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

While recent economic conditions have seen improving trends since the onset of the
COVID-19
pandemic, there can be no assurance that this improvement will continue. Evolving responses from federal and state governments and other regulators, and our customers or our third-party partners or vendors, to new challenges such as climate change have impacted and could continue to impact the economic and political conditions under which we operate. Economic and inflationary pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.
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
United faces a high degree of competition in all of the markets it serves. United faces strong competition in gathering deposits, making loans and obtaining client assets for management by its investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market area for the business of its banking and mortgage banking subsidiaries.
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
United’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income United earns on loans and other assets which earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Board of Governors of the Federal Reserve System or otherwise beyond those which are contemplated by United’s interest rate risk model and policy, could have an effect on net interest income. For more information concerning United’s interest rate risk model and policy, see the discussion in Quantitative and Qualitative Disclosures About Market Risk included in Part II, under Item 7A of this Form
10-K.
Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.
The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced its intention to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. On November 30, 2020, ICE Benchmark Administration Limited (“IBA”), the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023.
The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month,
three-month,
six-month
and
12-month
USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
Banking regulators issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Accordingly, United has taken steps to ensure that no new contracts using LIBOR will be originated after December 31, 2021. At this time, United intends to prioritize SOFR and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments. There can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing documents, may adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates and may also increase operational and other risks to the Company and the industry.
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

REGULATORY AND LITIGATION RISKS
United is subject to extensive government regulation and supervision.
United is subject to extensive federal and state regulation, supervision and examination which vests significant discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to satisfy regulatory requirements, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies could result in enforcement and other legal actions, sanctions by regulatory agencies, civil money and criminal penalties, the loss of FDIC insurance, the revocation of a banking charter, significant fines and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Regulation and Supervision” included in Item 1. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.
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
United may be terminated as a servicer of mortgage loans, be required to repurchase a mortgage loan or reimburse investors for credit losses on a mortgage loan, or incur costs, liabilities, fines and other sanctions if we fail to satisfy our servicing obligations, including our obligations with respect to mortgage loan foreclosure actions
.
United, through its mortgage banking subsidiary, Crescent, acts as servicer for approximately $3.7 billion of mortgage loans owned by third parties as of December 31, 2021. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.
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
RISKS RELATED TO ACQUISITION ACTIVITY
Potential acquisitions may disrupt our business and dilute stockholder value
We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things, (i) potential exposure to unknown or contingent liabilities of the target company; (ii) exposure to potential asset quality issues of the target company; (iii) potential disruption to our business; (iv) potential diversion of our management’s time and attention; (v) the possible loss of key employees and customers of the target company; (vi) difficulty in estimating the value of the target company; and (vii) potential changes in banking or tax laws or regulations that may affect the target company.
Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may also result in potential dilution to existing shareholders of our earnings per share if we issue common stock in connection with the acquisition. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations. In addition, from time to time, bank regulators may restrict the Company from making acquisitions. See “Regulation and Supervision” in Item 1, “Business,” of this Form
10-K
for additional detail and further discussion of these matters.
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues
Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult since the global financial crisis, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators’ views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to Bank Secrecy Act compliance, Community Reinvestment Act issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.
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
United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2021, approximately $158.6 million was available for dividend payments from United Bank to United without regulatory approval.
An investment in United common stock is not an insured deposit.
United common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, any other deposit insurance fund or by any other public or private entity. Investment in United common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, someone who acquires United common stock, could lose some or all of their investment.

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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to United’s environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased
ESG-related
compliance costs for United as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact United’s reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
Climate change and related legislative and regulatory initiatives may materially affect United’s business and results of operations.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate.

We are also subject to reputational risk from shareholder concerns about our practices related to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Climate change also exposes us to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon
industries that may be subject to risks associated with new technologies. Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
Item 1B. UNRESOLVED STAFF COMMENTS
None
Item 2. PROPERTIES
Offices
United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and twenty-one
(221) full service offices—forty-seven (47) offices located throughout West Virginia, one hundred and one (101) offices in the Shenandoah Valley region, the Northern Neck, the Richmond and Lynchburg metropolitan areas of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-three (43) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-five (25) offices in the Coastal, Midlands, and Upstate regions of South Carolina, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns forty-one
(41) of its West Virginia facilities while leasing six (6) of its offices under operating leases. In Virginia, United leases forty-five (45) of its branches under operating leases while owning thirty-eight (38) branches. United owns three (3) branches and leases eight (8) of its branches under operating leases in Maryland. In Washington, DC, United leases all seven (7) of it branch facilities under operating leases. United leases twenty-five (25) of its branch offices in North Carolina under operating leases while owning eighteen (18) branches. In South Carolina, United owns twenty (20) of its facilities while leasing under operating leases five (5) branch offices. United owns all four (4) of its Pennsylvania facilities. In Ohio, United owns its one branch. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas and owns two operations centers in the Morgantown, West Virginia area and Washington, North Carolina.
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
Stock
As of January 31, 2022, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 141,489,812 were issued, including 4,968,281 shares held as treasury shares. The outstanding shares are held by approximately 9,378 shareholders of record, as well as 45,805 shareholders in street name as of January 31, 2022. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.
In November of 2018, United’s Board of Directors approved a stock repurchase plan, whereby United could buy up to 3,352,000 shares of the Company’s common stock on the open market at prevailing prices through November 7, 2019. United repurchased 1,879,150 under this plan prior to its expiration. The Board of Directors approved a new plan in October of 2019 to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. During 2021 and 2020, United repurchased 306,204 and 660,000 shares, respectively, under this repurchase plan. As of December 31, 2021, United still has 3,033,796 shares available for repurchase under the plan.
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
United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2022, the last practicable date, was $36.26.
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
The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2021, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2016 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end.
There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
United Bankshares, Inc.	100.00	77.87	72.39	93.25	82.56	96.06
NASDAQ Bank Index	100.00	105.46	88.40	109.95	101.70	145.34
S&P Mid-Cap Index	100.00	116.23	103.33	130.37	148.16	184.81

Issuer Repurchases
The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2021	0	$00.00	0	3,033,796
11/01 – 11/30/2021	4	$36.70	0	3,033,796
12/01 – 12/31/2021	0	$00.00	0	3,033,796

Total	4	$36.70

(1)
Includes shares exchanged in connection with the exercise of stock options under United’s stock option plans. Shares are purchased pursuant to the terms of the applicable stock option plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2021, no shares were exchanged by participants in United’s stock option plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2021, the following shares were purchased for the deferred compensation plan: November 2021 –4 shares at an average price of $36.70.

(3)
In October of 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the 2019 Plan). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS
(“COVID-19”)
PANDEMIC
During 2020, and to a lesser extent in 2021, the
COVID-19
pandemic had a severe disruptive impact on the U.S. and global economy. As the pandemic is ongoing and dynamic in nature, there are many uncertainties related to
COVID-19
including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). Refer to our 2020 Form
10-K
and our Form
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
The above-mentioned significant fiscal stimulus and monetary policy actions of the U.S. government and Federal Reserve have been contributing factors to an inflationary surge during most of 2021. As a result, in December 2021, the Federal Reserve released projections whereby the midpoint of the projected appropriate target range for the federal funds rate would rise to 0.9% by the end of 2022, to 1.6% by the end of 2023 and to 2.1% by the end of 2024. While there can be no such assurance that any increases in the federal funds rate will occur, these projections imply three 25 basis point increases in the federal funds rate in 2022, followed by three in 2023 and two in 2024.
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

As of December 31, 2021, United does not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken regarding the
COVID-19
pandemic. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.
United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on its operations in the future as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
Impact on our Financial Position and Results of Operations.
Although economic conditions improved in the year of 2021, our business continued to be impacted by the
COVID-19
pandemic. In addition, significant uncertainties related to the
COVID-19
pandemic still exist including, among other things, the ongoing impact to our customers, employees, vendors, counterparties and service providers; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the
COVID-19
outbreak and its variants or to mitigate its impact. Certain industries continue to be impacted more severely than others, although all businesses were impacted by the
COVID-19
pandemic to some degree during the year of 2021 as they were in 2020. The economic pressures, existing and forecasted, as of end of each quarter during 2020, coupled with the implementation of an expected loss methodology for determining United’s provision for credit losses as required by CECL contributed to an increased provision for credit losses for the year of 2020. Due to better performance trends within the loan portfolio and the improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimated of expected credit losses under the CECL accounting standard, since December 31, 2020, our provision for credit losses significantly decreased for the year of 2021 resulting in a net benefit of $23.97 million as compared to an expense of $106.56 million for the year of 2020. The sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period as the potential exists for additional variants of
COVID-19,
including the recent Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to,
COVID-19.
The Company’s fee income was reduced due to
COVID-19.
In keeping with guidance from regulators, the Company actively worked with
COVID-19
affected customers during 2020 and 2021 to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. Should the pandemic and the global response escalate further as outbreaks and variants occur, it is possible that the Company could reduce such fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.
The Company’s interest income has and could continue to be reduced due to
COVID-19.
In keeping with guidance from regulators, the Company continues to work with
COVID-19
affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. The Company assessed the collectability of the accrued interest receivables on the loans deferred under the CARES Act as of December 31, 2021. Based on this assessment, the Company released reserves of $242 thousand for the year of 2021 resulting in the allowance for accrued interest receivables not expected to be collected of $8 thousand as of December 31, 2021 as compared to $250 thousand as of December 31, 2020. At this time, the Company is unable to project the materiality of such an impact on any possible future deferrals under new guidance related to
COVID-19
affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.
Capital and liquidity.
As of December 31, 2021, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand a second economic recession brought about by
COVID-19,
our reported and regulatory capital ratios could be adversely impacted by further credit loss expense. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity. Wholesale funding markets have remained open to us. Rates for short-term funding were volatile throughout 2020, but were more stable in 2021. If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
For a discussion of the United’s liquidity and capital resources in light of the
COVID-19
pandemic please refer to the sections with the captions of “Liquidity and Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Lending operations and accommodations to borrowers.
In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company executed a payment deferral program for its customers that are adversely affected by the pandemic. Depending on the demonstrated need of the client and within the guidance of the CARES Act, the Company deferred either the full loan payment or the principal component of the loan payment for stated period of time. As of December 31, 2021, United has 188 eligible loan modifications in deferral on $18.04 million of loans outstanding under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act, down from 1,002 eligible loan modifications in deferral on $399.86 million of loans outstanding at December 31, 2020. In accordance with the CARES Act, these deferrals are not considered troubled debt restructurings. It is possible that these deferrals could be extended further under any future guidance; however, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.
With the passage and extensions of the PPP, administered by the SBA, the Company has actively participated in assisting its customers with applications for resources through the program. PPP loans generally have a two-year
or five-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of December 31, 2021, the Company had 2,959 of PPP loans with a balance of approximately $302.30 million. The Company recognized approximately $33.22 million in net fees on PPP loans during the year of 2021 as compared to $16.26 million year of 2020. At December 31, 2021, remaining fees due from the SBA of $10.41 million will be amortized and recognized over the life of the associated loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.
The national public health crisis arising from the
COVID-19
pandemic (and public expectations about it), combined with other factors, including, but not limited to, inflation, labor shortages, supply chain disruption and further oil price volatility, could, despite improvements in 2021, again destabilize the financial markets and geographies in which we operate. The resulting economic pressure on consumers and uncertainty regarding the sustainability of any economic improvements could further impact the creditworthiness of potential and current borrowers. Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions, which, in turn, are likely to impact our borrowers’ creditworthiness and our ability to make loans. See further information related to the risk exposure of our loan portfolio under the caption “Provision for Credit Losses” elsewhere in this discussion.
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

As the
COVID-19
pandemic continues to be
on-going,
there continues to be uncertainties related to its magnitude, duration and persistent effects. This is particularly the case with the emergence, contagiousness and threat of new and different strains of the virus as well as the availability, acceptance and effectiveness of vaccines. As such, the
COVID-19
pandemic could still, among other things, greatly affect our routine and essential operations due to staff absenteeism, particularly among key personnel; resulting in limited access to or closures of our branch facilities and other physical offices; exacerbate operational, technical or security-related risks arising from a remote workforce; and result in adverse government or regulatory agency orders. Additionally, we are experiencing an increasingly competitive labor market due to an on-going
labor shortage which has been impacted and could continue to impact or ability to staff open positions and/or retain existing employees and has resulted in and could continue to result in an increase in our staffing costs. The business and operations of our third-party service providers, many of whom perform critical services for our business, could also be significantly impacted by many of these same issues, which in turn could impact us. As a result, we continue to be unable to fully assess or predict the extent of the effects of
COVID-19
on our operations as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
ACQUISITIONS
On December 3, 2021, United acquired 100% of the outstanding common stock of Community Bankers Trust Corporation (“Community Bankers Trust”), a Virginia corporation headquartered in Richmond, Virginia. Immediately following the Merger, Essex Bank, a wholly-owned subsidiary of Community Bankers Trust, merged with and into United Bank, a wholly-owned subsidiary of United. United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Community Bankers Trust enhanced United’s existing presence in the DC Metro MSA and took United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connected our
Mid-Atlantic
and Southeast footprints. The Community Bankers Trust merger was accounted for under the acquisition method of accounting. At consummation, Community Bankers Trust had assets of $1.79 billion, loans and leases, net of unearned income of $1.28 billion and deposits of $1.52 billion.
On May 1, 2020, United acquired 100% of the outstanding common stock of Carolina Financial Corporation (“Carolina Financial”), headquartered in Charleston, South Carolina. Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger)”. United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The acquisition of Carolina Financial afforded United the opportunity to expand its existing footprint in North Carolina and South Carolina. The merger resulted in a combined company with more than 200 locations in some of the best banking markets in the United States. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta. Crescent is approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. As a result of the merger, Crescent became an indirectly-owned subsidiary of United. The Carolina Financial merger was accounted for under the acquisition method of accounting. At consummation, Carolina Financial had assets of $5.00 billion, loans and leases, net of unearned income of $3.29 billion and deposits of $3.87 billion.
The results of operations of Community Bankers Trust and Carolina Financial are included in the consolidated results of operations from their date of acquisition. As a result of the Community Bankers Trust and Carolina Financial acquisitions, the year of 2021 was impacted by increased levels of average balances, income, and expense as compared to the year of 2020. In addition, the year of 2021 included $21.42 million of merger-related expenses from Community Bankers Trust acquisition as compared to $54.24 million of merger-related expenses from the Carolina Financial acquisition in the year of 2020.

TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (LIBOR)
In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced its intention to stop persuading or compelling banks to submit the rates used to calculate LIBOR after 2021. ICE Benchmark Administration (the publisher of LIBOR) discontinued publication of the one-week
and
two-month
U.S. Dollar LIBOR settings on December 31, 2021, and plans to discontinue publication of overnight, one-month,
three-month,
six-month,
and twelve-month U.S. Dollar LIBOR settings on June 30, 2023. It is assumed that LIBOR will either cease to be provided by any administrator or will no longer be representative of an acceptable market benchmark after these respective dates. Additionally, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have issued joint supervisory guidance encouraging banks to cease entering into any new contracts using LIBOR by December 31, 2021. Accordingly, United has taken steps to ensure that no new contracts using LIBOR will be originated after December 31, 2021.
Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. At this time, however, it is unclear to what extent these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what other alternatives may be adopted by the broader markets that utilize LIBOR as a reference rate. United has formed a project team comprised of individuals across various lines of business throughout the company to identify risks, monitor market developments, evaluate replacement benchmark alternatives, and manage the company’s transition away from LIBOR. At this time, United intends to prioritize SOFR and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
INTRODUCTION
The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2021 and 2020 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2021, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form
10-K
filed with the SEC on March 1, 2021 (the 2020 Form
10-K)
for a discussion and analysis of the more significant factors that affected periods prior to 2020.
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
Average tangible equity is calculated as GAAP total shareholders’ equity minus total intangible assets. Tangible equity can thus be considered a more conservative valuation of the company. When considering net income, a return on average tangible equity can be calculated. Management provides a return on average equity to facilitate the understanding of as well as to assess the quality and composition of United’s capital structure. This measure, along with others, is used by management to analyze capital adequacy and performance.
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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2021, the allowance for loan losses was $216.02 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $21.60 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the year of 2021 net income by approximately $17.07 million, after-tax
or $0.13 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off
and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form
10-K.
Income Taxes
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

At December 31, 2021, approximately 16.02% of total assets, or $4.70 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 88.70% or $4.17 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 11.30% or $531.18 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At December 31, 2021, only $3.73 million or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note W for additional information regarding ASC Topic 820 and its impact on United’s financial statements.
Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2021 COMPARED TO 2020
United’s total assets as of December 31, 2021 were $29.33 billion, which was an increase of $3.14 billion or 12.01% from December 31, 2020. The acquisition of Community Bankers Trust on December 3, 2021 added $1.80 billion in total assets, including purchase accounting amounts. Portfolio loans and leases increased $432.24 million or 2.46%, cash and cash equivalents increased $1.55 billion or 70.12%, investment securities increased $1.11 billion or 34.82%, goodwill increased $89.65 million or 4.99%, other assets increased $125.13 million or 21.41%, bank premises and equipment increased $21.40 million or 12.17%, and operating lease right-of-use
assets increased $12.42 million or 17.87%. Partially offsetting these increases was a decrease of $214.52 million or 29.84% in loans held for sale and a $2.56 million or 3.82% decrease in interest receivable. Total liabilities increased $2.72 billion or 12.44% from year-end
2020. This increase in total liabilities was due mainly to an increase of $2.77 billion or 13.43% in deposits mainly due to organic growth and the Community Bankers Trust acquisition. In addition, operating lease right-of-lease
liabilities increased $13.49 million or 18.43% mainly due to the Community Bankers Trust acquisition. Partially offsetting these increases was a decrease of $60.43 million or 6.00% in borrowings. Shareholders’ equity increased $421.01 million or 9.80% from year-end
2020 due primarily to the acquisition of Community Bankers Trust and earnings net of dividends.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2021 increased $1.55 billion or 70.12% from year-end
2020. Community Bankers Trust added $39.44 million upon consummation of the acquisition. Interest-bearing deposits with other banks increased $1.56 billion or 81.82% as United increased its liquidity due to the
COVID-19
pandemic by placing excess cash in an interest-bearing account with the Federal Reserve. Cash and due from banks decreased $14.49 million or 4.87% due to a $40.86 million decrease in cash-in-process
with the Federal Reserve which was partially offset by a $24.37 million increase in cash. Federal funds increased $104 thousand or 12.64%. During the year of 2021, net cash of $609.54 million and $15.65 million were provided by operating activities and investing activities, respectively, while net cash of $923.91 million was provided by financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.
Securities
Total investment securities at December 31, 2021 increased $1.11 billion or 34.82% from year-end
2020. Community Bankers Trust added $395.25 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $1.09 billion or 36.88%. This change in securities available for sale reflects $387.20 million acquired from Community Bankers Trust, $730.35 million in sales, maturities and calls of securities, $1.52 billion in purchases, and a decrease of $73.81 million in market value. Securities held to maturity declined $211 thousand or 17.41% from year-end
2020 due to maturities and calls of securities. Equity securities were $12.40 million at December 31, 2021, an increase of $1.69 million or 15.73% due mainly to net purchases. Other investment securities increased $18.75 million or 8.49% from year-end
2020 due to increases of $14.05 million in investment tax credits and $4.63 million in Federal Reserve Bank (“FRB”) stock due to Community Bankers Trust merger. Partially offsetting these increases was a decline of $5.90 million in Federal Home Loan Bank (“FHLB”) stock.

The following table summarizes the changes in the available for sale securities since year-end
2020:

(Dollars in thousands)	December 31 2021	December 31 2020	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$66,344	$15,506	23.37%
State and political subdivisions	847,298	565,160	282,138	49.92%
Mortgage-backed securities	1,828,244	1,625,812	202,432	12.45%
Asset-backed securities	656,572	294,623	361,949	122.85%
Single issue trust preferred securities	16,811	17,027	(216)	(1.27%)
Corporate securities	611,924	384,393	227,531	59.19%

Total available for sale securities, at fair value	$4,042,699	$2,953,359	$1,089,340	36.88%

The following table summarizes the changes in the held to maturity securities since year-end
2020:

(Dollars in thousands)	December 31 2021		December 31 2020		$ Change	% Change
State and political subdivisions	$981	(1)	$1,192	(2)	$(211)	(17.70%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,212		$(211)	(17.41%)

(1) net of allowance for credit losses of $19 thousand.
(2) net of allowance for credit losses of $23 thousand.
At December 31, 2021, gross unrealized losses on available for sale securities were $34.42 million. Securities with the most significant gross unrealized losses at December 31, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
As of December 31, 2021, United’s available for sale mortgage-backed securities had an amortized cost of $1.83 billion, with an estimated fair value of $1.83 billion. The portfolio consisted primarily of $1.12 billion in agency residential mortgage-backed securities with a fair value of $1.11 billion, $74.97 million in non-agency
residential mortgage-backed securities with an estimated fair value of $74.55 million, and $633.80 million in commercial agency mortgage-backed securities with an estimated fair value of $639.93 million.
As of December 31, 2021, United’s available for sale corporate securities had an amortized cost of $1.29 billion, with an estimated fair value of $1.29 billion. The portfolio consisted of $17.29 million in single issue trust preferred securities with an estimated fair value of $16.81 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $659.83 million and a fair value of $656.57 million and other corporate securities, with an amortized cost of $611.55 million and a fair value of $611.92 million.
United’s available for sale single issue trust preferred securities had a fair value of $16.81 million as of December 31, 2021. Of the $16.81 million, $8.29 million or 49.32% were investment grade; $3.22 million or 19.13% were split rated; and $5.30 million or 31.55% were unrated. The two largest exposures accounted for 75.34% of the $16.81 million. These included Truist Bank at $7.36 million and Emigrant Bank at $5.30 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During 2021, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of December 31, 2021 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2021, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale decreased $214.52 million or 29.84% from year-end
2020. Loan sales in the secondary market exceeded originations during the year of 2021. Originations of loans for the year of 2021 were $6.19 billion while sales of loans were $6.41 billion. Loans held for sale were $504.42 million at December 31, 2021 as compared to $718.94 million at year-end
2020.
Portfolio Loans
Loans and leases, net of unearned income, increased $432.24 million or 2.46% from year-end
2020 mainly as a result of the Community Bankers Trust acquisition which added $1.30 billion, including purchase accounting amounts, in portfolio loans and leases. Otherwise, portfolio loans and leases, net of unearned income, decreased $882.15 million from year-end
2020. Since
year-end
2020, commercial, financial and agricultural loans and leases increased $457.99 million or 4.28% as commercial real estate loans increased $1.05 billion or 15.81% while commercial loans and leases (not secured by real estate) decreased $592.06 million or 14.60%. In addition, construction and land development loans increased $187.82 million or 10.28%. Partially offsetting the increases in loans and leases was a decrease of $208.33 million or 5.34% in residential real estate loans. Consumer loans remained flat, decreasing $8.76 million or less than 1% due to a decrease in indirect automobile financing.
The following table summarizes the changes in the major loan classes since year-end
2020:

(Dollars in thousands)	December 31 2021	December 31 2020	$ Change	% Change
Loans held for sale	$504,416	$718,937	$(214,521)	(29.84%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,733,176	$1,622,687	$110,489	6.81%
Nonowner-occupied commercial real estate	5,957,288	5,017,727	939,561	18.72%
Other commercial loans	3,462,361	4,054,418	(592,057)	(14.60%)

Total commercial, financial, and agricultural	$11,152,825	$10,694,832	$457,993	4.28%
Residential real estate	3,691,560	3,899,885	(208,325)	(5.34%)
Construction & land development	2,014,165	1,826,349	187,816	10.28%
Consumer:
Bankcard	8,913	8,937	(24)	(0.27%)
Other consumer	1,183,844	1,192,580	(8,736)	(0.73%)

Total gross loans	$18,051,307	$17,622,583	$428,724	2.43%
Less: Unearned income	(27,659)	(31,170)	3,511	(11.26%)

Total Loans, net of unearned income	$18,023,648	$17,591,413	$432,235	2.46%

The following table shows the maturity of loans and leases, outstanding as of December 31, 2021:

(In thousands)	Less Than One Year	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied	$123,870	$697,487	$875,471	$36,348	$1,733,176
Nonowner-occupied	807,598	3,214,142	1,798,851	136,697	5,957,288
Other commercial	955,967	1,850,893	521,777	133,724	3,462,361
Residential real estate	170,692	516,414	708,830	2,295,624	3,691,560
Construction & land development	596,597	1,130,280	229,718	57,570	2,014,165
Consumer:
Bankcard	209	8,704	0	0	8,913
Other consumer	31,290	632,499	519,489	566	1,183,844

Total	$2,686,223	$8,050,419	$4,654,136	$2,660,529	$18,051,307

At December 31, 2021, for loans and leases due after one year, interest rate information is as follows:

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied
Outstanding with fixed interest rates	$549,291	$390,432	$11,265	$950,988
Outstanding with adjustable interest rates	148,196	485,039	25,083	658,318

Total owner-occupied	697,487	875,471	36,348	1,609,306
Nonowner-occupied
Outstanding with fixed interest rates	$2,255,557	$925,611	$6,768	$3,187,936
Outstanding with adjustable interest rates	958,585	873,240	129,929	1,961,754

Total non-owner occupied	3,214,142	1,798,851	136,697	5,149,690
Other commercial
Outstanding with fixed interest rates	$1,619,871	$323,700	$79,786	$2,023,357
Outstanding with adjustable interest rates	231,022	198,077	53,938	483,037

Total other commercial	1,850,893	521,777	133,724	2,506,394
Residential real estate
Outstanding with fixed interest rates	$322,802	$248,501	$766,537	$1,337,840
Outstanding with adjustable interest rates	193,612	460,329	1,529,087	2,183,028

Total residential real estate	516,414	708,830	2,295,624	3,520,868
Construction
Outstanding with fixed interest rates	$443,315	$86,702	$38,541	$568,558
Outstanding with adjustable interest rates	686,965	143,016	19,029	849,010

Total construction	1,130,280	229,718	57,570	1,417,568
Consumer:
Bankcard
Outstanding with fixed interest rates	$956	$0	$0	$956
Outstanding with adjustable interest rates	7,748	0	0	7,748

Total bankcard	8,704	0	0	8,704
Other consumer
Outstanding with fixed interest rates	$632,081	$519,295	$566	$1,151,942
Outstanding with adjustable interest rates	418	194	0	612

Total other consumer	632,499	519,489	566	1,152,554
Total outstanding with fixed interest rates	$5,823,873	$2,494,241	$903,463	$9,221,577

Total outstanding with adjustable rates	$2,226,546	$2,159,895	$1,757,066	$6,143,507

Total	$8,050,419	$4,654,136	$2,660,529	$15,365,084

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $125.13 million or 21.41% from
year-end
2020. The Community Bankers Trust acquisition added $51.83 million in other assets plus an additional $3.40 million in core deposit intangibles. The cash surrender value of bank-owned life insurance policies increased $122.78 million, of which $31.32 million was acquired from Community Bankers Trust while the remaining increase was due to purchases of new policies, totaling $85.00 million. Deferred tax assets increased $10.59 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Community Bankers Trust acquisition. The remainder of the increase in other assets is the result of a $17.23 million net pension asset that was recorded in 2021, previously a liability, due to an increase in the discount rate used in the year-end
evaluation and an increase in fair value of plan assets during 2021. Partially offsetting these increases were decreases of $7.40 million in income tax receivable, $11.00 million in derivative assets, $7.77 million in other real estate owned properties (”OREO”) due to sales and write downs, and $2.51 million in core deposit intangibles due to amortization.
Deposits
Deposits represent United’s primary source of funding. Total deposits at December 31, 2021 increased $2.77 billion or 13.43%, mainly as the result of the Community Bankers Trust acquisition. Community Bankers Trust added $1.52 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $1.58 billion or 21.27% ($350.39 million added from Community Bankers Trust acquisition) while interest-bearing deposits increased $1.19 billion or 9.03% ($1.17 billion added from Community Bankers Trust acquisition) from December 31, 2020. Organically, deposits grew $1.24 billion from year-end
2020 due to new customers and the economic stimulus, liquidity concerns as well as a volatile stock market as a result of the
COVID-19
pandemic.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $1.58 billion increase in noninterest-bearing deposits was due to increases in commercial noninterest-bearing deposits of $2.97 billion or 73.04%, personal noninterest-bearing deposits of $407.18 million or 37.04% and public noninterest-bearing deposits of $65.86 million or 50.41%. Partially offsetting these increases in noninterest bearing MMDAs was a $1.98 billion decrease in sweep activity.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts increased $2.93 billion or 367.01% since year-end
2020 while regular savings accounts increased $357.58 million or 27.85%, partially as the result of the Community Bankers Trust merger. Excluding sweep activity from NOW accounts to interest-bearing MMDAs to reduce United’s reserve requirement at its Federal Reserve Bank, NOW accounts increased $637.21 million or 20.57% mainly due to a $363.05 million increase in personal NOW accounts, a $142.26 million increase in commercial NOW accounts, and a $131.90 million increase in public funds NOW accounts. Partially offsetting these increases in interest-bearing deposits is a $1.83 billion or 22.31% decrease in interest-bearing MMDAs. In particular, personal MMDAs decreased $789.76 million, commercial MMDAs decreased $409.01 million, and public MMDAs decreased $602.52 million. These decreases were due to a $2.30 billion decrease in sweep activity from NOW accounts to interest-bearing MMDAs. The increase of $357.58 million in regular savings was mainly due to a $326.72 million increase in personal savings accounts and a $27.51 million increase in commercial savings accounts.
Time deposits under $100,000 increased $51.02 million or 5.21% from year-end
2020. This increase in time deposits under $100,000 was the result of a $79.50 million increase in fixed Certificates of Deposits (“CDs”) under $100,000 as a result of the Community Bankers Trust acquisition. This increase was partially offset by a $30.50 million decrease in CDs under $100,000 obtained through the use of deposit listing services.
Since
year-end
2020, time deposits over $100,000 decreased $326.92 million or 16.96% as fixed rate CDs decreased $34.22 million, brokered certificates of deposits decreased $99.64 million, and public funds CDs over $100,000 decreased $121.19 million. In addition, Certificate of Deposit Account Registry Service (“CDARS”) CDs decreased $74.35 million.

The table below summarizes the changes by deposit category since year-end
2020:

(Dollars in thousands)	December 31 2021	December 31 2020	$ Change	% Change
Demand deposits	$8,980,547	$5,428,398	$3,552,149	65.44%
Interest-bearing checking	3,734,355	799,635	2,934,720	367.01%
Regular savings	1,641,404	1,283,823	357,581	27.85%
Money market accounts	6,361,887	10,165,334	(3,803,447)	(37.42%)
Time deposits under $100,000	1,031,008	979,988	51,020	5.21%
Time deposits over $100,000 (1)(2)	1,601,062	1,927,982	(326,920)	(16.96%)

Total deposits	$23,350,263	$20,585,160	$2,765,103	13.43%

(1)	Includes time deposits of $250,000 or more of $640,752 and $889,334 at December 31, 2021 and December 31, 2020, respectively.
(2)	Includes $375,510 and $645,304 of uninsured time deposits at December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2022	$2,093,001
2023	337,252
2024	112,686
2025	59,813
2026 and thereafter	29,318

TOTAL	$2,632,070

Maturities of estimated uninsured time deposits of $100,000 or more outstanding at December 31, 2021 are summarized as follows:

(Dollars in thousands)	3 months or less	Over 3 through 6 months	Over 6 through 12 months	Over 12 months
Time deposits in amounts in excess of the FDIC Insurance limit	$78,437	$145,134	$61,767	$90,172
The amounts of uninsured time deposits of $100,000 or more outstanding at December 31, 2021 are based on estimates using the same methodologies and assumptions used for regulatory reporting requirements.
The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2021			2020			2019
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Demand deposits	$8,281,268	$0	0.00%	$6,433,349	$0	0.00%	$4,388,664	$0	0.00%
NOW and money market deposits	9,438,738	23,498	0.25%	7,617,049	40,322	0.53%	6,297,715	88,591	1.41%
Savings deposits	1,455,305	2,085	0.14%	1,149,201	2,087	0.18%	963,954	2,501	0.26%
Time deposits	2,462,044	16,037	0.65%	2,952,944	36,170	1.22%	2,342,969	44,557	1.90%

TOTAL	$21,637,355	$41,620	0.19%	$18,152,543	$78,579	0.43%	$13,993,302	$135,649	0.97%

More information relating to deposits is presented in Note K, Notes to Consolidated Financial Statements.

Borrowings
Total borrowings at December 31, 2021 decreased $60.43 million or 6.00% since year-end
2020. During the year of 2021, short-term borrowings decreased $13.46 million or 9.46% due to a $13.46 million decrease in securities sold under agreements to repurchase. Community Bankers Trust added $6.76 million in short-term borrowings, which were repaid by December 31, 2021. Long-term borrowings decreased $46.98 million or 5.43% from year-end
2020 due to long-term FHLB advances decreasing $52.33 million as payments exceeded new borrowings while issuances of trust preferred capital securities increased $5.35 million. Including purchase accounting amounts, Community Bankers Trust added $67.79 million in long-term FHLB advances which were repaid prior to year-end
and $3.71 million in trust preferred capital securities.
The table below summarizes the change in the borrowing categories since year-end
2020:

	December 31	December 31	$	%
(Dollars in thousands)	2021	2020	Change	Change
Short-term securities sold under agreements to repurchase	$128,844	$142,300	$(13,456)	(9.46%)
Long-term FHLB advances	532,199	584,532	(52,333)	(8.95%)
Subordinated debt	9,872	9,865	7	0.07%
Issuances of trust preferred capital securities	275,323	269,972	5,351	1.98%

Total borrowings	$946,238	$1,006,669	$(60,431)	(6.00%)

For a further discussion of borrowings see Notes L and M, Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at December 31, 2021 decreased $6.71 million or 3.31% from year-end
2020. In particular, income tax payable decreased $3.55 million due to timing differences and interest payable decreased $2.21 million due to the net repayment of FHLB advances. In addition, derivative liabilities decreased $9.37 million due to a change in fair value and United’s net pension liability decreased $1.75 million due to an increase in the discount rate used in the year-end
evaluation and an increase in fair value of plan assets during 2021, resulting in a pension asset at year end. Partially offsetting these decreases were increases of $1.08 million in dividends payable, $7.48 million in deferred compensation, $1.25 million in accrued loan expenses, and $4.65 million in other accrued expenses. Community Bankers Trust added $12.81 million of accrued expenses and other liabilities.
Shareholders’ Equity
Shareholders’ equity at December 31, 2021 was $4.72 billion, which was an increase of $421.01 million or 9.80% from year-end
2020, mostly as the result of the Community Bankers Trust acquisition and earnings net of dividends. The Community Bankers Trust transaction added approximately $260.28 million in shareholders’ equity as 7,135,771 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $252.32 million.
Retained earnings increased $185.38 million or 15.38% from
year-end
2020. Earnings net of dividends for the year of 2021 were $185.38 million.
Accumulated other comprehensive income decreased $27.26 million or 121.85% from year-end
2020 due mainly to a decrease of $56.61 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The after-tax
accretion of pension costs was $2.55 million for the year of 2021 while the after-tax
pension accounting adjustment at
year-end
2021 resulted in an increase of $13.80 million. During the year of 2021, United recognized an upward fair value adjustment of $13.00 million on new cash flow hedges.
During the fourth quarter of 2020, United began repurchasing its common stock on the open market under repurchase plans approved by United’s Board of Directors. United repurchased 306,204 shares in 2021 at a cost of $9.96 million or an average share price of $32.52.

RESULTS OF OPERATIONS
Overview
Net income for the year 2021 was $367.74 million or $2.83 per diluted share, an increase of $78.72 million or 27.23% from $289.02 million or $2.40 per diluted share for the year of 2020. Higher net income for the year 2021 compared to the year of 2020 was primarily due to lower provision of credit losses due to better performance trends within the loan portfolio and an improved future macroeconomic forecast under the Current Expected Credit Loss (“CECL”) accounting standard, as well as the impact from the Community Bankers Trust and Carolina Financial acquisitions.
As previously mentioned, United completed its acquisition of Community Bankers Trust on December 3, 2021, and of Carolina Financial on May 1, 2020. The results of operations for both Community Bankers Trust and Carolina Financial are included in the consolidated results of operations from the date of the acquisition. As a result, the year of 2021 reflected higher average balances, income, and expense as compared to the year of 2020. In addition, the year of 2021 included merger-related expenses of $21.42 million related to the Community Bankers Trust acquisition compared to merger-related expenses of $54.24 million associated with the acquisition of Carolina Financial in 2020.
United’s return on average assets for the year of 2021 was 1.35% and the return on average shareholders’ equity was 8.30% as compared to 1.20% and 7.30% for the year of 2020. United’s Federal Reserve peer group’s (bank holding companies with total assets over $10 billion) most recently reported annualized average return on assets and annualized average return on equity were 1.34% and 12.52%, respectively, for the first nine months of 2021. For the year of 2021, United’s return on average tangible equity was 14.18%, as compared to 12.90% the year of 2020.

	Year Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$367,738	$289,023
Average Total Shareholders’ Equity (GAAP)	4,430,688	3,956,969
Less: Average Total Intangibles	(1,837,609)	(1,716,738)

(b) Average Tangible Equity (non-GAAP)	$2,593,079	$2,240,231
Return on Tangible Equity (non-GAAP) [(a) / (b)]	14.18%	12.90%
Net interest income for the year of 2021 was $742.73 million, an increase of $52.96 million or 7.68% from the prior year. The increase in net interest income occurred because total interest income was flat, decreasing $3.27 million while total interest expense decreased $56.23 million from the year of 2020.
The provision for credit losses was a benefit of $23.97 million for the year 2021 as compared to an expense of $106.56 million for the year of 2020. Noninterest income was $278.09 million for the year of 2021 which was a decrease of $76.65 million or 21.61% from the year of 2020. Noninterest expense was $581.94 million which was flat from the year of 2020, increasing $3.73 million or less than 1%.
Income taxes for the year of 2021 were $95.12 million as compared to $70.72 million for the year of 2020. United’s effective tax rate was approximately 20.6% and 19.7% for years ended December 31, 2021 and 2020, respectively, as compared to 19.8% for 2019.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the year of 2021 was $327.08 million compared to net income of $190.34 million for the year of 2020. The higher net income within the community banking segment was due primarily to a lower provision for credit losses and higher net interest income. The full year of 2021 was impacted by the Carolina Financial acquisition as compared to eight months in 2020. In addition, the year of 2021 was impacted by one month of the Community Bankers Trust acquisition.

Net interest income increased $53.40 million to $731.31 million for the year of 2021, compared to $677.91 million for the same period of 2020. Generally, net interest income for the year of 2021 increased from the year of 2020 due to an increase in average earning assets as a result of the Carolina Financial acquisition, PPP loan activity and to a larger decline in the average cost of funds as compared to the average yield on earning assets.
Provision for credit losses was a net benefit of $23.97 million for the year of 2021 compared to a provision expense of $106.56 million for the same period of 2020. The decrease for the year of 2021 was due mainly to a provision for credit losses of $28.95 million recorded on purchased non-credit
deteriorated
(“non-PCD”)
loans from Carolina Financial during the second quarter of 2020 which was partially offset by the provision for credit losses of $12.29 million recorded on non-PCD
loans from Community Bankers Trust, the better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard.
Noninterest income for the year of 2021 increased $9.88 million to $99.97 million as compared to $90.09 million for the year of 2020. The increase for the year of 2021 was due mainly to increased fees from trust services, fees from brokerage services, fees from deposit services, bankcard fees and merchant discounts and other miscellaneous income.
Noninterest expense was $443.46 million for the year ended December 31, 2021, compared to $423.93 million for the same period of 2020. The increase of $19.52 million in noninterest expense was primarily attributable to the additional employees and branch offices from the Community Bankers Trust and the Carolina Financial acquisitions as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $43.93 million for the year of 2021 as compared to net income of $116.71 million for the year of 2020. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $183.22 million for the year of 2021 as compared to $276.19 million for the year of 2020. The decrease in 2021 was due mainly to the mark-to-market
impact of a declining locked pipeline and a lower margin on loans sold in the secondary market. Noninterest expense was $138.51 million for the year of 2021 as compared to $140.63 million the year of 2020. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The decrease in 2021 was due mainly to lower employee incentives, overtime and commissions expense related to decreased mortgage banking production.
Consolidated Results of Operations by Major Category
The following table sets forth certain consolidated income statement information of United:

	Year Ended
(Dollars in thousands)	2021	2020	2019
Income Statement Summary:
Interest income	$795,117	$798,382	$762,562
Interest expense	52,383	108,609	184,640

Net interest income	742,734	689,773	577,922
Provision for credit losses	(23,970)	106,562	21,313
Other income	278,092	354,746	150,484
Other expense	581,943	578,217	382,654

Income before income taxes	462,853	359,740	324,439
Income taxes	95,115	70,717	64,340

Net income	$367,738	$289,023	$260,099

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
Net interest income for the year of 2021 was $742.73 million, which was an increase of $52.96 million or 7.68% from the year of 2020. The $52.96 million increase in net interest income occurred because total interest income was flat, decreasing $3.27 million while total interest expense decreased $56.23 million from the year of 2020. Generally, interest income for the year of 2021 decreased slightly from the year of 2020 due mainly to a decline in the yield on average earning assets, mainly as a result a decline in market interest rates, especially on investment securities, while interest expense decreased primarily also due to the decline in market interest rates which resulted in lower funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent
basis to provide a comparison among all types of interest earning assets. The tax-equivalent
basis adjusts for the
tax-favored
status of income from certain loans and investments. Although this is a non-GAAP
measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt
sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Tax-equivalent
net interest income for the year of 2021 was $746.95 million, an increase of $53.29 million or 7.68% from the year of 2020. The increase in net interest income and tax-equivalent
net interest income was primarily due to an increase in average earning assets from the Carolina Financial acquisition and PPP loans as well as lower interest expense on deposits and borrowings partially offset by lower acquired loan accretion income. Average earning assets for the year of 2021 increased $2.81 billion or 13.15% from the year of 2020 due to a $523.90 million or 3.09% increase in average net loans and leases, including loans held for sale, a $1.66 billion or 110.61% increase in average short-term investments and a $628.01 million or 21.52% increase in average investment securities. The net interest spread for the year of 2021 decreased 2 basis points from the year of 2020 due to a 45 basis point decrease in the average yield on earning assets partially offset by a 43 basis point decrease in the average cost of funds. Loan accretion on acquired loans and leases was $33.86 million and $41.77 million for the year of 2021 and 2020, respectively, a decrease of $7.91 million. The net interest margin of 3.09% for the year of 2021 was a decrease of 15 basis points from the net interest margin of 3.24% for the year of 2020.
United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the year ended December 31, 2021, 2020 and 2019.

	Year Ended
(Dollars in thousands)	December 31 2021	December 31 2020	December 31 2019
Loan Accretion	$33,857	$41,766	$38,803
Certificates of deposit	4,305	7,925	791
Long-term borrowings	684	1,278	1,074

Total	$38,846	$50,969	$40,668

The following table reconciles the difference between net interest income and tax-equivalent
net interest income for the year ended December 31, 2021, 2020 and 2019.

	Year Ended
(Dollars in thousands)	December 31 2021	December 31 2020	December 31 2019
Net interest income (GAAP)	$742,734	$689,773	$577,922
Tax-equivalent adjustment (non-GAAP) (1)	4,218	3,888	3,735

Tax-equivalent net interest income (non-GAAP)	$746,952	$693,661	$581,657

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2021, 2020, and 2019. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2021, 2020 and 2019 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the years ended December 31, 2021, 2020, and 2019. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$3,162,814	$8,734	0.28%	$1,501,771	$9,780	0.65%	$733,865	$21,338	2.91%
Investment Securities:
Taxable	3,193,414	54,678	1.71%	2,700,416	61,808	2.29%	2,485,767	70,789	2.85%
Tax-exempt	352,843	9,129	2.59%	217,836	6,285	2.89%	139,277	4,412	3.17%

Total Securities	3,546,257	63,807	1.80%	2,918,252	68,093	2.33%	2,625,044	75,201	2.86%
Loans and leases, net of unearned income (2)	17,714,288	726,794	4.10%	17,151,291	724,397	4.22%	13,879,662	669,758	4.83%
Allowance for credit losses	(225,740)			(186,640)			(76,731)

Net loans and leases	17,488,548		4.16%	16,964,651		4.27%	13,802,931		4.85%

Total earning assets	24,197,619	$799,335	3.30%	21,384,674	$802,270	3.75%	17,161,840	$766,297	4.47%

Other assets	3,058,476			2,752,396			2,313,628

TOTAL ASSETS	$27,256,095			$24,137,070			$19,475,468

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$13,356,087	$41,620	0.31%	$11,719,194	$78,579	0.67%	$9,604,638	$135,649	1.41%
Short-term borrowings	132,489	693	0.52%	145,768	1,027	0.70%	140,483	2,347	1.67%
Long- term borrowings	819,440	10,070	1.23%	1,645,783	29,003	1.76%	1,821,504	46,644	2.56%

Total Interest-Bearing Funds	14,308,016	52,383	0.37%	13,510,745	108,609	0.80%	11,566,625	184,640	1.60%

Noninterest-bearing deposits	8,281,268			6,433,349			4,388,664
Accrued expenses and other liabilities	236,123			236,007			184,104

TOTAL LIABILITIES	22,825,407			20,180,101			16,139,393
SHAREHOLDERS’ EQUITY	4,430,688			3,956,969			3,336,075

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,256,095			$24,137,070			$19,475,468

NET INTEREST INCOME		$746,952			$693,661			$581,657

INTEREST SPREAD			2.93%			2.95%			2.87%

NET INTEREST MARGIN			3.09%			3.24%			3.39%

(1)
The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for 2021, 2020 and 2019.

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

	2021 Compared to 2020				2020 Compared to 2019
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$10,797	$(5,557)	$(6,286)	$(1,046)	$22,346	$(16,585)	$(17,319)	$(11,558)
Investment securities:
Taxable	11,290	(15,662)	(2,758)	(7,130)	6,117	(13,920)	(1,178)	(8,981)
Tax-exempt (1)	3,902	(654)	(404)	2,844	2,490	(390)	(227)	1,873
Loans (1),(2)	22,370	(18,661)	(1,312)	2,397	153,343	(80,057)	(18,647)	54,639

TOTAL INTEREST INCOME	48,359	(40,534)	(10,760)	(2,935)	184,296	(110,952)	(37,371)	35,973

Interest expense:
Interest-bearing deposits	$10,967	$(42,189)	$(5,737)	$(36,959)	$29,815	$(71,074)	$(15,811)	$(57,070)
Short-term borrowings	(93)	(262)	21	(334)	88	(1,306)	(102)	(1,320)
Long-term borrowings	(14,544)	(8,723)	4,334	(18,933)	(4,498)	(14,572)	1,429	(17,641)

TOTAL INTEREST EXPENSE	(3,670)	(51,174)	(1,381)	(56,226)	25,405	(86,952)	(14,484)	(76,031)

NET INTEREST INCOME	$52,029	$10,640	$(9,378)	$53,291	$158,891	$(24,000)	$(22,887)	$112,004

(1)
Yields and interest income on federally
tax-exempt
loans and investment securities are computed on a fully
tax-equivalent
basis using the statutory federal income tax rate of 21% for 2021, 2020 and 2019.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s provision for credit losses was a net benefit of $23.97 million for the year of 2021 while the provision for credit losses was an expense of $106.56 million for the year of 2020. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity
securities and interest receivable on loans which are discussed in more detail in the following paragraphs.
The provision for loan and lease losses for the year of 2021 was a net benefit of $23.72 million as compared to provision expense of $106.29 million for the year of 2020. Net charge-offs for the year of 2021 were $8.72 million as compared to $23.60 million for the year of 2020. The year of 2021 included a provision for loan losses of $12.29 million recorded on purchased non-credit
deteriorated
(“non-PCD”)
loans from Community Bankers Trust. The year of 2020 included a provision for loan losses of $28.95 million recorded on non-PCD
loans from Carolina Financial. The decrease in the provision in relation to the year of 2020 was primarily driven by improvements in the reasonable and supportable forecasts of future macroeconomic conditions on the estimate of expected credit losses under CECL. The decrease in the provision in relation to the prior year was also due to the impact of better performance trends within the loan portfolio. Net charge-offs as a percentage of average loans and leases were 0.05% and 0.14% for the year of 2021 and 2020, respectively.
As of December 31, 2021, nonperforming loans and leases were $90.76 million or 0.50% of loans and leases, net of unearned income as compared to $132.21 million or 0.75% of loans and leases, net of unearned income at December 31, 2020. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans and leases past due 90 days or more were $18.88 million at December 31, 2021, an increase of $5.05 million or 36.49% from $13.83 million at year-end
2020. This increase was primarily due to several large commercial relationships that have exceeded their stated maturity dates as of December 31, 2021. At December 31, 2021, nonaccrual loans and leases were $36.03 million, which was a decrease of $26.69 million or 42.56% from $62.72 million at year-end
2020. This decrease was due to the repayment of five large commercial nonaccrual loans as well as the charge-off
of two commercial relationships and troubled debt restructuring designations for three large commercial nonaccrual loans. Restructured loans were $35.86 million at December 31, 2021, a decrease of $19.80 million or 35.58% from $55.66 million at year-end
2020. The decrease was mainly due to the repayment of six large commercial relationships and charge-off
of three commercial restructured loans during the year of 2021. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $105.59 million, including OREO of $14.82 million at December 31, 2021, represented 0.36% of total assets.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2021, the allowance for credit losses was $247.46 million as compared to $255.08 million at December 31, 2020.
At December 31, 2021, the allowance for loan and lease losses was $216.02 million as compared to $235.83 million at December 31, 2020. The decrease in the allowance for loan and lease losses was due mainly to improved reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses offset slightly by the allowance amount recorded for Community Bankers Trust acquisition. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.20% at December 31, 2021 and 1.34% at December 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 238.00% and 178.38% at December 31, 2021 and December 31, 2020, respectively. The increase in this ratio was due mainly to a larger decline in nonperforming loans and leases than in the allowance for loan and lease losses.
The following table summarizes United’s credit loss experience for loan and leases losses, based on loan categories, for the year of 2021 and 2020:

(Dollars in thousands)	2021	2020
Commercial, financial and agricultural:
Owner-occupied
Loans & leases charged off	$414	$2,195
Recoveries	869	795

Net loans & leases (recovered) charged off	$(455)	$1,400
Average gross loans & leases outstanding	1,612,387	1,360,791
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.03%)	0.10%
Nonowner-occupied
Loans & leases charged off	$3,531	$6,134
Recoveries	1,907	1,023

Net loans & leases charged off	$1,624	$5,111
Average gross loans & leases outstanding	5,045,006	4,400,468
Net charge-offs as a percentage of average gross loans & leases outstanding	0.03%	0.12%
Other Commercial
Loans & leases charged off	$6,182	$17,350
Recoveries	4,307	4,461

Net loans & leases charged off	$1,875	$12,889

	2021	2020
Average gross loans & leases outstanding	3,777,988	3,656,586
Net charge-offs as a percentage of average gross loans & leases outstanding	0.05%	0.35%
Residential Real Estate
Loans & leases charged off	$6,016	$1,760
Recoveries	2,400	1,063

Net loans & leases charged off	$3,616	$697
Average gross loans & leases outstanding	3,624,157	4,360,168
Net charge-offs as a percentage of average gross loans & leases outstanding	0.10%	0.02%
Construction
Loans & leases charged off	$560	$2,027
Recoveries	604	1,513

Net loans & leases (recovered) charged off	$(44)	$514
Average gross loans & leases outstanding	1,961,661	1,622,820
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.00%)	0.03%
Consumer:
Bankcard
Loans & leases charged off	$190	$221
Recoveries	42	52

Net loans & leases charged off	$148	$169
Average gross loans & leases outstanding	8,298	8,830
Net charge-offs as a percentage of average gross loans & leases outstanding	1.78%	1.91%
Other consumer
Loans & leases charged off	$2,404	$3,296
Recoveries	449	479 449

Net loans & leases charged off	$1,955	$2,817
Average gross loans & leases outstanding	1,174,323	1,196,911
Net charge-offs as a percentage of average gross loans & leases outstanding	0.17%	0.24%
Total
Loans & leases charged off	$19,297	$32,983
Recoveries	10,578	9,386

Net loans & leases charged off	$8,719	$23,597
Average gross loans & leases outstanding	17,203,820	16,606,574
Net charge-offs as a percentage of average gross loans & leases outstanding	0.05%	0.14%
Nonaccrual loans & leases	$58,449	$103,903
Allowance for loan & lease losses	216,016	235,830
Loans & leases (net of unearned income)	18,023,648	17,591,413
Allowance for loan & lease losses as a percentage of loans (net of unearned income)	1.20%	1.34%
Nonaccrual loans as a percentage of loans & leases (net of unearned income)	0.32%	0.59%
Allowance for loan & lease losses as a percentage of nonaccrual loans & leases	369.58%	226.97%
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
The year of 2021 qualitative adjustments include analyses of the following:

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

➢	The forecast for real GDP and the unemployment rate improved in 2021, 2022 and 2023 as compared to forecasts and expectations at the end of 2020.

➢
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic and labor shortages which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

➢
Consideration was given to the $1.9 trillion American Rescue Plan (effective March 11, 2021) during the 2021 forecast selection process as the stimulus package had a positive impact on the economy throughout 2021.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
The following is a summary of loans and leases outstanding as a percent of gross loans at December 31:

	2021	2020
Commercial, financial & agricultural	61.78%	60.69%
Residential real estate	20.45%	22.13%
Construction & land development	11.16%	10.36%
Consumer	6.61%	6.82%

Total	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2021 produced decreased reserves in three of the four loan categories as compared to December 31, 2020. The allowance related to the commercial, financial & agricultural loan pool decreased $15.61 million. The residential real estate reserve decreased $2.72 million. The consumer loan pool decreased $1.80 million. Each of these decreases were primarily due to improved economic conditions and improved expectations within the reasonable and supportable forecast. The real estate construction and development loan pool reserve increased $318 thousand primarily due to increased outstanding balances in the land and land development segment.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $6.53 million at December 31, 2021 and $7.78 million at December 31, 2020. In comparison to the prior year-end,
this element of the allowance decreased by $1.25 million primarily due to charge-off
of previously recognized allocations for probable credit losses on individually assessed loans as well as repayment of individually assessed loans.

Management believes that the allowance for credit losses of $247.46 million at December 31, 2021 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity securities for the year of 2021 and 2020 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand as of December 31, 2021 as compared to $23 thousand as of December 31, 2020. There was no provision for credit losses recorded on available for sale investment securities for the year of 2021 and 2020 and no allowance for credit losses on available for sale investment securities as of December 31, 2021 and 2020. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of December 31, 2021. As a result of this assessment, United released reserves of $242 thousand for the year of 2021. The allowance for accrued interest receivables not expected to be collected as of December 31, 2021 was $8 thousand as compared to $250 thousand at December 31, 2020.
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
Noninterest income for the year of 2021 was $278.09 million, which was a decrease of $76.65 million or 21.61% from the year of 2020. The decrease was due to a decline in income from mortgage banking activities.
Income from mortgage banking activities totaled $171.69 million for the year of 2021 compared to $266.09 million for the year of 2020. The decrease of $94.40 million or 35.48% for the year of 2021 was due mainly to a decline in the fair value of derivatives associated with a declining pipeline and a lower sales margin. Mortgage loan sales were $6.41 billion in the year of 2021 as compared to $6.26 billion in the year of 2020. Mortgage loans originated for sale were $6.19 billion for the year of 2021 as compared to $6.53 billion for the year of 2020.
Mortgage loan servicing income increased $3.39 million for the year of 2021 due to increased mortgage servicing activity as a result of the Carolina Financial acquisition.
United recognized a net gain of $2.68 million on investment securities’ activity in 2021 as compared to a net gain of $3.16 million on investment securities activity in 2020. In particular, United recognized net gains of $1.55 million on the sales, calls and redemption of available-for-sale
securities investment securities, $670 thousand on equity securities and $455 thousand on an equity security without a readily determinable market value for the year of 2021 as compared to a net gains of $2.50 million on the sales, calls and redemption of available-for-sale
securities investment securities and $578 thousand on equity securities for the year of 2020. In addition, United did not recognize any impairment on investment securities for the year of 2021 and 2020.

Fees from trust services for the year of 2021 were $16.55 million, an increase of $2.65 million or 19.05% from the year of 2020 due to an increase in managed assets.
Fees from brokerage services for the year of 2021 were $15.56 million, an increase of $3.80 million or 32.33% from the year of 2020 due to increased volume.
Fees from deposit services for the year of 2021 were $38.69 million, an increase of $3.86 million or 11.07% from the year of 2020. Debit card income increased $1.76 million, overdraft fees increased $866 thousand and account analysis fees increased $759 thousand.
United recognized a net gain of $2.23 million in the year of 2020 on the sale-leaseback of a bank premise.
Bankcard fees for the year of 2021 increased $1.42 million or 34.90% from the year of 2020 due to an increase in interchange income from increased volume.
Other miscellaneous income increased $5.32 million or 198.43% mainly due to an increase in prepayment fees received on Delegated Underwriting and Servicing (“DUS”) securities.
Other Expense
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2021 was $581.94 million, which was flat from the year of 2020, increasing $3.73 million or less than 1%.
Employee compensation for the year of 2021 increased $5.31 million or 1.93% from the year of 2020. This increase was due mainly to additional employees from the Community Bankers Trust and Carolina Financial acquisitions partially offset by lower commissions, overtime and incentives expenses primarily related to decreased mortgage banking production.
Employee benefits expense for the year of 2021 increased $5.00 million or 10.23% as compared to the year of 2020. Federal Insurance Contributions Act (“FICA”) expense for the year of 2021 increased $1.07 million due mainly to the additional employees from the Community Bankers Trust and Carolina Financial acquisitions. In addition, health insurance expense for the year of 2021 increased $4.34 million due to higher premiums and additional employees from the Community Bankers Trust and Carolina Financial acquisitions. For the year of 2021, postretirement expense, which includes expense associated with United’s pension plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), decreased $942 thousand from the year of 2020. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note P, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $901 thousand and decrease by approximately $826 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $3.13 million and increase by approximately $3.58 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $1.90 million and increase by approximately $1.90 million, respectively.
Net occupancy expense increased $731 thousand or 1.77% for the year of 2021 as compared to the prior year. The increase was due mainly to increases of $3.53 million in building maintenance expense and $1.30 million in depreciation due mainly to the offices added in the Community Bankers Trust and Carolina Financial acquisitions partially offset by a decline of $1.11 million in building rental expense due to the closing of certain leased offices.

Equipment expense increased $5.12 million or 24.53% for the year of 2021 as compared to the year of 2020. The increase was due mainly to increases in equipment maintenance of $3.53 million and depreciation of $1.91 million due mainly to the Community Bankers Trust and Carolina Financial acquisitions.
Data processing expense decreased $3.97 million or 11.22% for the year of 2021 as compared to the year of 2020. The decrease for year of 2021 was due mainly to a $9.66 million penalty to terminate Carolina Financial’s data processing contract incurred in 2020 as compared to $3.47 million of merger-related termination and conversion expenses associated with the Community Bankers Trust acquisition in 2021.
Mortgage loan servicing expense and impairment for the year of 2021 increased $2.82 million from the year of 2020. The increase was due to an increase in mortgage servicing activity as a result of the acquisition of Carolina Financial and Crescent Mortgage. In addition, United recorded a temporary impairment charge, net of recoveries of $500 thousand on its mortgage servicing rights during the year of 2021 as compared to a temporary impairment charge on its mortgage servicing rights of $1.38 million during the year of 2020.
During the year of 2021, United incurred penalties of $15 thousand in the year of 2021 to prepay certain long-term FHLB advances assumed in the Community Bankers Trust acquisition. United incurred similar penalties of $10.39 million to prepay three long-term FHLB advances during the year of 2020.
Other expense for the year of 2021 increased $1.27 million or 1.06% from the year of 2020. Included in other expense for the year of 2021 were merger-related expenses of $3.01 million for the Community Bankers Trust acquisition as compared to $13.07 million for the Carolina Financial acquisition for the year of 2020. The expense for the reserve for unfunded commitments for the year of 2021 increased $1.69 million from the year of 2020, excluding amounts that are included in the merger-related expenses above. In addition, the amortization of income tax credits, which reduces the effective tax rate, for the year of 2021 increased $2.90 million and expense on automated teller machine (“ATM”) increased $1.22 million. Several other general operating expenses increased as well due mainly to the Community Bankers Trust and Carolina Financial acquisitions.
Income Taxes
For the year ended December 31, 2021, income taxes were $95.12 million, compared to $70.72 million for 2020, an increase of $24.40 million or 34.50%. The increase was due to higher earnings. United’s effective tax rate was approximately 20.6% and 19.7% for years ended December 31, 2021 and 2020, respectively, as compared to 19.8% for 2019. For further details related to income taxes, see Note O, Notes to Consolidated Financial Statements.
Quarterly Results
Net income for the first quarter of 2021 was $106.90 million or $0.83 per diluted share as compared to earnings of $40.18 million or $0.40 per diluted share for the first quarter of 2020. Higher net income for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to higher income from mortgage banking activities, driven by an elevated volume of mortgage loan originations and sales in the secondary market, the impact of the Carolina Financial acquisition and a lower provision for credit losses primarily due to better performance trends within the loan portfolio and an improved future macroeconomic forecast under the CECL accounting standard. Net interest income for the first three months of 2021 was $190.96 million, an increase of $49.44 million or 34.94% from net interest income of $141.52 million for the first three months of 2020. The increase of $49.44 million in net interest income occurred because total interest income increased $25.18 million while total interest expense decreased $24.27 million from the first quarter of 2020. The provision for credit losses was $143 thousand for the first three months of 2021 as compared to $27.12 million for the first three months of 2020. This decrease in the provision for credit losses was mainly due to the impact of better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. Noninterest income was $92.57 million for the first three months of 2021, an increase of $55.77 million or 151.52% from the first three months of

2020 due mainly to increased income from mortgage banking activities due to an elevated volume of mortgage loan originations and sales in the secondary market as well as the addition of mortgage banking operations from the Carolina Financial acquisition. Noninterest expense for the first three months of 2021 increased $47.79 million or 47.26% from the first three months of 2020 due mainly to the Carolina Financial acquisition as well as due to higher employee incentives and commissions expense mainly related to higher mortgage banking production. Income taxes increased $17.68 million or 178.74% for the first three months of 2021 as compared to the first three months of 2020. The effective tax rate was 20.50% and 19.75% for the first quarter of 2021 and 2020, respectively.
Net income for the second quarter of 2021 was $94.84 million or $0.73 per diluted share, as compared to $52.69 million or $0.44 per diluted share for the prior year second quarter. Net interest income for the second quarter of 2021 was $186.52 million, which was an increase of $15.92 million, or 9.33%, from the second quarter of 2020. The increase in net interest income occurred because total interest income increased $1.47 million while total interest expense decreased $14.45 million from the second quarter of 2020. The provision for credit losses was a net reduction in expense of $8.88 million for the second quarter of 2021, while the provision for credit losses was an expense of $45.91 million for the second quarter of 2020. This decrease in the provision for credit losses was mainly due to the impact of better performance trends within the loan portfolio as well as improved
reasonable and supportable forecasts for future macroeconomic scenarios used in the estimation of expected credit losses under the CECL accounting standard. In addition, a provision for loan losses of $28.95 million was recorded on purchased non-PCD
loans from Carolina Financial during the second quarter of 2020. For the second quarter of 2021, noninterest income was $62.85 million, which was a decrease of $25.54 million or 28.90% from the second quarter of 2020 primarily driven by a decrease in income from mortgage banking activities due primarily to the mark-to-market
impact of a declining interest rate lock commitment pipeline. For the second quarter of 2021, noninterest expense decreased $10.42 million or 6.98% from the second quarter of 2020 primarily due to a decrease in data processing expense which included a contract termination penalty incurred in the second quarter of 2020 associated with the Carolina Financial acquisition. Income taxes for the second quarter of 2021 were $24.46 million as compared to $11.02 million for the second quarter of 2020. For the quarters ended June 30, 2021 and 2020, United’s effective tax rate was 20.50% and 17.30%, respectively.
Net income for the third quarter of 2021 was $92.15 million or $0.71 per diluted share, as compared to $103.78 million or $0.80 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2021 was $181.58 million, which was a decrease of $4.09 million, or 2.20%, from the third quarter of 2020. The decrease in net interest income occurred because total interest income decreased $16.19 million while total interest expense decreased $12.10 million from the third quarter of 2020. The provision for credit losses was a net benefit of $7.83 million for the third quarter of 2021, while the provision for credit losses was an expense of $16.78 million, for the third quarter of 2020. For the third quarter of 2021, noninterest income was $68.62 million, which was a decrease of $66.84 million or 49.34% from the third quarter of 2020 primarily driven by a decrease in income from mortgage banking activities due primarily to a lower mortgage loan origination and sale volume and the mark-to-market
impact of a declining locked pipeline. For the third quarter of 2021, noninterest expense decreased $29.32 million or 17.09% from the third quarter of 2020 primarily due to a decrease in employee compensation due to lower employee incentives and commissions related to mortgage banking production as well as a lower employee headcount. For the third quarter of 2021, income tax expense was $23.60 million as compared to $28.97 million for the third quarter of 2020 primarily due to lower earnings and a lower effective tax rate. For the quarters ended September 30, 2021 and 2020, United’s effective tax rate was 20.39% and 21.82%, respectively.
Net income for the fourth quarter of 2021 was $73.85 million or $0.56 per diluted share as compared to earnings of $92.37 million or $0.71 per diluted share for the fourth quarter of 2020. Net interest income for the fourth quarter of 2021was $183.68 million, which was a decrease of $8.31 million or 4.33% from the fourth quarter of 2020. The $8.31 million decrease in net interest income occurred because total interest income decreased $13.72 million while total interest expense decreased $5.41 million from the fourth quarter of 2020.
Tax-equivalent
net interest income, which adjusts for the
tax-favored
status of income from certain loans and investments, for the fourth quarter of 2021 was $184.71 million, a decrease of $8.32 million or 4.31% from the fourth quarter of 2020. Average earning assets for the fourth quarter of 2021 increased $1.81 billion or 7.84% from the fourth quarter of 2020 due to a $862.00 million or 4.72% increase in average net loans, including loans held for sale, a $1.84 billion or 104.14% increase in average short-term investments and a $833.62 million or 27.07% increase in average investment securities. For the fourth quarter of 2021, the provision for credit losses was a benefit of $7.41 million as compared to an expense of $16.75 million for the fourth quarter of 2020. The decrease in the provision in relation to the prior year quarter was driven by the impact of improvements in the reasonable and supportable forecasts of future macroeconomic conditions on the estimate of expected credit losses under CECL partially offset by a provision for loan losses of $12.29 million recorded on purchased non-credit
deteriorated
(“non-PCD”)
loans from Community Bankers Trust. Noninterest income for the fourth quarter of 2021 was $54.05 million, which was a decrease of $40.03 million or 42.55% from the fourth quarter of 2020. The lower amount of noninterest income was due mainly to a decline of $43.45 million in income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market. Noninterest expense for the fourth quarter of 2021 was $151.79 million, a decrease of $4.33 million or 2.77% from the fourth quarter of 2020. In particular, employee compensation decreased $5.46 million due to lower employee commissions, incentives and overtime related to mortgage banking production partially offset by $2.53 million of merger-related expenses from the Community Bankers Trust acquisition as well as additional employees from the acquisition. OREO expense decreased $2.07 million due to a decrease in net losses on the sale of OREO properties and fewer declines in the fair value of OREO properties. Partially offsetting the decreases in noninterest expense were increases in data processing expense of $3.57 million primarily due to $3.47 million of merger-related expenses associated with the Community Bankers Trust acquisition. Other expense increased $1.70 million driven by an increase in the reserve for unfunded loan commitments of $2.80 million, including $844 thousand related to loan commitments acquired from Community Bankers Trust.
Additional quarterly financial data for 2021 and 2020 may be found in Note Z, Notes to Consolidated Financial Statements.
The Effect of Inflation
United’s income statements generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are impacted by inflation, the resulting changes in the interest-sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents and maintenance include changing prices resulting from inflation. One item that would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. While recent economic conditions in the United States have seen improving trends since the onset of the
COVID-19
pandemic, there can be no assurance that this improvement will continue. Economic and inflationary pressure on consumers and uncertainty regarding continuing economic improvement could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Management will monitor the impact of inflation as conditions warrant.
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
Cash flows provided by operations in 2021 were $609.54 million due mainly to net income of $367.74 million for the year of 2021. In 2020, cash flows provided by operations were $140.45 million due mainly to net income of $289.02 million for the year of 2020. In 2021, net cash of $15.65 million was provided by investing activities which was primarily due to net loan repayments of $882.15 million and net cash of $39.42 million acquired in the Community Bankers Trust merger partially offset by $813.94 million of purchases of investment securities over proceeds from sales of investment securities and the purchase of $85.00 million of bank-owned life insurance policies. In 2020, net cash of $137.59 million was provided by investing activities which was primarily due to net cash of $629.11 million provided in the acquisition of Carolina Financial and $123.00 million of proceeds from sales of investment securities over purchases. Partially offsetting these cash inflows from investing activities was loan growth of $619.98 million, mainly from the PPP loans. During the year of 2021, net cash of $923.91 million was provided by financing activities due primarily to net growth of $1.25 billion in deposits. This source of cash from funding activities was partially offset by net repayment of $40.21 million in short-term borrowings, net repayment of $97.79 million in long-term FHLB advances and cash dividends paid of $181.28 million for year of 2021. During the year of 2020, net cash of $1.09 billion was provided by financing activities due primarily to net growth of $2.86 billion in deposits. This source of cash from funding activities was partially offset by net repayment of $232.35 million in short-term borrowings, net repayment of $1.35 billion in long-term FHLB advances and cash dividends paid of $162.71 million for year of 2020. The net effect of the cash flow activities was an increase in cash and cash equivalents of $1.55 billion for the year of 2021 as compared to an increase in cash and cash equivalents of $1.37 billion for the year of 2020. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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
The following table details the amounts of significant commitments and letters of credit as of December 31, 2021:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$827,034
Credit card and personal revolving lines	167,799
Commercial	6,424,509

Total unused commitments	$7,419,342

Financial standby letters of credit	$68,379
Performance standby letters of credit	96,364
Commercial letters of credit	14,774

Total letters of credit	$179,517

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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.43% at December 31, 2021 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.39%, 13.39% and 10.95%, respectively. The December 31, 2021 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.72 billion at December 31, 2021, increasing $421.01 million or 9.80% from year-end
2020 as a result mainly of the Community Bankers Trust acquisition and earnings net of dividends. Common stock increased $18.88 million or 5.64% due to 7,135,771 shares issued in the Community Bankers Trust acquisition. Surplus increased $255.48 million or 8.83% mainly due to the Community Bankers Trust acquisition. Retained earnings increased $185.38 million or 15.38% due to earnings net of dividends for the year. Accumulated other comprehensive income decreased $27.26 million due mainly to an
after-tax
decrease in the fair value of available for sale securities. Treasury stock increased $11.48 million or 7.21% due to the repurchase of 306,204 shares of United common stock under a stock repurchase plan approved by United’s Board of directors in November of 2019.
United’s equity to assets ratio was 16.09% at December 31, 2021 as compared to 16.41% at December 31, 2020. The primary capital ratio, capital and reserves to total assets and reserves, was 16.79% at December 31, 2021 as compared to 17.22% at December 31, 2020. United’s average equity to average asset ratio was 16.26% at December 31, 2021 as compared to 16.39% at December 31, 2020. All of these financial measurements reflect a financially sound position.
During the fourth quarter of 2021, United’s Board of Directors declared a cash dividend of $0.36 per share. Dividends per share of $1.41 for the year of 2021 represented an increase over the $1.40 per share paid for 2020. Total cash dividends declared to common shareholders were $182.36 million for the year of 2021 as compared to $171.88 million for the year of 2020. The year 2021 was the forty-eighth consecutive year of dividend increases to United shareholders.

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
on-going
basis and projects the effect of various interest rate changes on its net interest margin.

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2021 and December 31, 2020:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2021	December 31, 2020
+200	4.61%	(4.32%)
+100	2.70%	(2.61%)
-100	(0.98%)	0.03%
-200	(2.42%)	(0.05%)
At December 31, 2021, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.70% over one year as compared to a decrease of 2.61% at December 31, 2020. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.61% over one year as of December 31, 2021, as compared to a decrease of 4.32% as of December 31, 2020. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.98% over one year as of December 31, 2021 as compared to an increase of 0.03%, over one year as of December 31, 2020. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.42% over one year as of December 31, 2021 as compared to a decrease of 0.05% over one year as of December 31, 2020.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 6.03% in year two as of December 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 10.21% in year two as of December 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.75% in year two as of December 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.71% in year two as of December 31, 2021.
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
At December 31, 2021, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $813.6 million or 44% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay
and accretion directed (“VADMs”) bonds having an average life of approximately 4.4 years and a weighted average yield of 1.76%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15%, or less than the price decline of a
7-year
treasury note. By comparison, the price decline of a
30-year
2% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 22.8%.
United had approximately $593.2 million in fixed rate Commercial Mortgage Backed Securities (CMBS) with a projected yield of 2.08% and a projected average life of 5.2 years on December 31, 2021. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8 years.
United had approximately $9 million in
15-year
mortgage backed securities with a projected yield of 2.71% and a projected average life of 2.9 years as of December 31, 2021. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (“WALA”) of 9.2 years and a weighted average maturity (“WAM”) of 7.8 years.
United had approximately $211.3 million in
20-year
mortgage backed securities with a projected yield of 1.51% and a projected average life of 6.2 years on December 31, 2021. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (“WALA”) of 1.6 years and a weighted average maturity (“WAM”) of 18.3 years.
United had approximately $132.4 million in
30-year
mortgage backed securities with a projected yield of 2.30% and a projected average life of 5 years on December 31, 2021. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (“WALA”) of 4.1 years and a weighted average maturity (“WAM”) of 23.4 years.
The remaining 4% of the mortgage related securities portfolio on December 31, 2021, included floating rate CMO, CMBS and mortgage backed securities.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams	/s/ W. Mark Tatterson
Richard M. Adams, Chairman of the Board and Chief Executive Officer	W. Mark Tatterson, Executive Vice President and Chief Financial Officer
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on Internal Control over Financial Reporting
We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc
.
and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020,
and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
March 1, 2022

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes A and F to the consolidated financial statements, the Company changed its method of accounting for credit losses as of January 1, 2020. As explained below, auditing the company’s allowance for credit losses was a critical audit matter.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Description of the Matter
The Company’s loan portfolio totaled $18 billion as of December 31, 2021, and the associated allowance for loan losses (ALL) for the loan portfolio was $216 million. As discussed above and in Notes A and F to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to expected credit losses for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in macroeconomic and environmental conditions, such as changes in unemployment rates, gross domestic product or other relevant factors, that have not been fully captured in the allowance calculation.

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

To test the Company’s reasonable and supportable forecast qualitative adjustment for the loan portfolio, we tested the underlying data used in the estimate calculation to determine it was accurate, complete and relevant. Further, we evaluated management’s basis for the adjustment in relation to changes in economic conditions and forecasts. Our procedures included evaluating management’s inputs and assumptions used in determining the qualitative adjustment by comparing the information to internal and external source data including, among others, the economic forecasts utilized by the Company and third-party economic outlook reports. We involved our internal modeling specialists in evaluating the model methodology, performance and governance. In addition, we evaluated the overall ALL amount, inclusive of the qualitative adjustments, and whether the amount appropriately reflects losses expected in the loan portfolios as of the consolidated balance sheet date. For example, we evaluated the Company’s analysis of their historical loss experience and peer losses to the Company’s recorded ALL to test the ALL in totality. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.
Charleston, West Virginia
March 1, 2022

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2021	2020
Assets
Cash and due from banks	$282,878	$297,369
Interest-bearing deposits with other banks	3,474,365	1,910,876
Federal funds sold	927	823

Total cash and cash equivalents	3,758,170	2,209,068
Securities available for sale at estimated fair value (amortized cost-$4,031,494 at December 31, 2021 and $2,868,346 at December 31, 2020, allowance for credit losses of $0 at December 31, 2021 and December 31, 2020)	4,042,699	2,953,359
Securities held to maturity, net of allowance for credit losses of $19 at December 31, 2021 and $23 at December 31, 2020 (estimated fair value-$1,020 at December 31, 2021 and $1,212 at December 31, 2020)	1,001	1,212
Equity securities at estimated fair value	12,404	10,718
Other investment securities	239,645	220,895
Loans held for sale (measured using fair value option-$504,416 at December 31, 2021 and $698,341 at December 31, 2020)	504,416	718,937
Loans and leases	18,051,307	17,622,583
Less: Unearned income	(27,659)	(31,170)

Loans and leases, net of unearned income	18,023,648	17,591,413

Less: Allowance for loan and lease losses	(216,016)	(235,830)
Net loans and leases	17,807,632	17,355,583
Bank premises and equipment	197,220	175,824
Operating lease right-of-use assets	81,942	69,520
Goodwill	1,886,494	1,796,848
Mortgage servicing rights, net of valuation allowance of $883 and $1,383 at December 31, 2021 and 2020, respectively	23,144	20,955
Accrued interest receivable, net of allowance for credit losses of $8 and $250 at December 31, 2021 and 2020, respectively	64,512	66,832
Other assets	709,623	584,496

TOTAL ASSETS	$29,328,902	$26,184,247

Liabilities
Deposits:
Noninterest-bearing	$8,980,547	$7,405,260
Interest-bearing	14,369,716	13,179,900

Total deposits	23,350,263	20,585,160
Borrowings:
Securities sold under agreements to repurchase	128,844	142,300
Federal Home Loan Bank (“FHLB”) borrowings	532,199	584,532
Other long-term borrowings	285,195	279,837
Reserve for lending-related commitments	31,442	19,250
Operating lease liabilities	86,703	73,213
Accrued expenses and other liabilities	195,628	202,335

TOTAL LIABILITIES	24,610,274	21,886,627
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-141,360,266 and 133,809,374 at December 31, 2021 and December 31, 2020, respectively, including 4,967,508 and 4,620,867 shares in treasury at December 31, 2021 and December 31, 2020, respectively	353,402	334,523
Surplus	3,149,955	2,894,471
Retained earnings	1,390,777	1,205,395
Accumulated other comprehensive (loss) gain	(4,888)	22,370
Treasury stock, at cost	(170,618)	(159,139)

TOTAL SHAREHOLDERS’ EQUITY	4,718,628	4,297,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,328,902	$26,184,247

See notes to consolidated financial statements

7
2

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2021	2020	2019
Interest income
Interest and fees on loans and leases	$724,493	$721,829	$666,950
Interest on federal funds sold and other short-term investments	8,734	9,780	21,338
Interest and dividends on securities:
Taxable	54,678	61,808	70,789
Tax-exempt	7,212	4,965	3,485

Total interest income	795,117	798,382	762,562
Interest expense
Interest on deposits	41,620	78,579	135,649
Interest on short-term borrowings	693	1,027	2,347
Interest on long-term borrowings	10,070	29,003	46,644

Total interest expense	52,383	108,609	184,640

Net interest income	742,734	689,773	577,922
Provision for credit losses	(23,970)	106,562	21,313

Net interest income after provision for credit losses	766,704	583,211	556,609
Other income
Fees from trust services	16,552	13,903	13,873
Fees from brokerage services	15,559	11,758	10,136
Fees from deposit services	38,689	34,833	33,768
Bankcard fees and merchant discounts	5,485	4,066	4,674
Other service charges, commissions, and fees	2,990	2,596	2,241
Income from bank-owned life insurance	6,840	7,217	7,339
Income from mortgage banking activities	171,692	266,094	76,951
Mortgage loan servicing income	9,605	6,213	0
Net gain on the sale of bank premises	0	2,229	0
Net investment securities gains	2,676	3,155	175
Other income	8,004	2,682	1,327

Total other income	278,092	354,746	150,484
Other expense
Employee compensation	279,970	274,661	173,962
Employee benefits	53,871	48,870	35,745
Net occupancy expense	42,034	41,303	34,850
Other real estate owned (“OREO”) expense	5,388	5,748	5,336
Equipment expense	25,979	20,861	14,210
Data processing expense	31,446	35,420	22,232
Mortgage loan servicing expense and impairment	12,246	9,431	423
Bankcard processing expense	1,706	1,735	1,877
FDIC insurance expense	8,346	10,132	8,070
FHLB prepayment penalties	15	10,385	5,105
Other expense	120,942	119,671	80,844

Total other expense	581,943	578,217	382,654

Income before income taxes	462,853	359,740	324,439
Income taxes	95,115	70,717	64,340

Net income	$367,738	$289,023	$260,099

7
3

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2021	2020	2019
Earnings per common share:
Basic	$2.84	$2.40	$2.55

Diluted	$2.83	$2.40	$2.55

Dividends per common share	$1.41	$1.40	$1.37

Average outstanding shares:
Basic	129,276,452	120,017,247	101,585,599
Diluted	129,512,853	120,090,232	101,852,577
See notes to consolidated financial statements

7
4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2021	2020	2019
Net income	$367,738	$289,023	$260,099

Change in net unrealized (loss) gain on available-for-sale (“AFS”) securities, net of tax	(56,611)	57,249	26,245
Change in net unrealized gain on cash flow hedge, net of tax	13,001	3,358	0
Change in defined benefit pension plan, net of tax	16,352	(3,368)	(4,145)

Comprehensive income, net of tax	$340,480	$346,262	$282,199

See notes to consolidated financial statements

7
5

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2019	105,239,121	$263,098	$2,134,462	$1,013,037	$(57,019)	$(101,954)	$3,251,624
Cumulative effect of adopting Accounting Standard Update 2016-02	0	0	0	(1,049)	0	0	(1,049)
Reclass due to adopting Accounting Standard Update 2017-12	0	0	0	0	50	0	50
Comprehensive income:
Net income	0	0	0	260,099	0	0	260,099
Other comprehensive income, net of tax	0	0	0	0	22,100	0	22,100

Total comprehensive income, net of tax							282,199
Stock based compensation expense	0	0	4,914	0	0	0	4,914
Purchase of treasury stock (1,020,864 shares)	0	0	0	0	0	(35,673)	(35,673)
Distribution of treasury stock for deferred compensation plan (27 shares)	0	0	0	0	0	1	1
Cash dividends ($1.37 per share)	0	0	0	(139,508)	0	0	(139,508)
Grant of restricted stock (126,427 shares)	126,427	316	(316)	0	0	0	0
Forfeiture of restricted stock (4,149 shares)	0	0	162	0	0	(162)	0
Common stock options exercised (128,742 shares)	128,742	322	953	0	0	0	1,275

Balance at December 31, 2019	105,494,290	263,736	2,140,175	1,132,579	(34,869)	(137,788)	3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	289,023	0	0	289,023
Other comprehensive income, net of tax	0	0	0	0	57,239	0	57,239

Total comprehensive income, net of tax							346,262
Stock based compensation expense	0	0	5,980	0	0	0	5,980
Acquisition of Carolina Financial Corporation (28,031,501 shares)	28,031,501	70,079	747,751	0	0	0	817,830
Purchase of treasury stock (679,331 shares)	0	0	0	0	0	(21,317)	(21,317)
Distribution of treasury stock for deferred compensation plan (29 shares)	0	0	0	0	0	1	1
Cash dividends ($1.40 per share)	0	0	0	(171,876)	0	0	(171,876)
Grant of restricted stock (182,847 shares)	182,847	457	(457)	0	0	0	0
Forfeiture of restricted stock (946 shares)	0	0	35	0	0	(35)	0
Common stock options exercised (100,736 shares)	100,736	251	987	0	0	0	1,238

Balance at December 31, 2020	133,809,374	334,523	2,894,471	1,205,395	22,370	(159,139)	4,297,620
Comprehensive income:
Net income	0	0	0	367,738	0	0	367,738
Other comprehensive loss, net of tax	0	0	0	0	(27,258)	0	(27,258)

Total comprehensive income, net of tax							340,480
Stock based compensation expense	0	0	8,018	0	0	0	8,018
Acquisition of Community Bankers Trust Corporation (7,135,771 shares)	7,135,771	17,839	242,440	0	0	0	260,279
Purchase of treasury stock (339,241 shares)	0	0	0	0	0	(11,211)	(11,211)
Cash dividends ($1.41 per share)	0	0	0	(182,356)	0	0	(182,356)
Grant of restricted stock (182,344 shares)	182,344	456	(456)	0	0	0	0
Forfeiture of restricted stock (7,400 shares)	0	0	268	0	0	(268)	0
Common stock options exercised (232,777 shares)	232,777	584	5,214	0	0	0	5,798

Balance at December 31, 2021	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628

See notes to consolidated financial statements

7
6

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Year Ended December 31
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$367,738	$289,023	$260,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(23,970)	106,562	21,313
Amortization and accretion	(8,672)	(29,900)	(29,771)
Loss on sales of bank premises, OREO, leases and equipment	460	1,214	294
Write-downs on bank premises, OREO, leases and equipment	5,100	3,803	3,618
Depreciation	16,583	13,464	9.329
(Gain) loss on securities	(2,676)	(3,155)	(175)
Loans originated for sale	(6,190,675)	(6,528,080)	(2,574,434)
Proceeds from sales of loans	6,566,304	6,521,198	2,513,717
Gain on sales of loans	(161,108)	(258,784)	(76,951)
Mortgage repurchase loan losses paid, net of recoveries	(1,188)	(888)	0
Stock-based compensation	8,018	5,980	4,914
Excess tax benefits from stock-based compensation arrangements	303	351	223
Deferred income tax expense (benefit)	3,015	(174)	14,205
Amortization of tax credit investments	12,718	9,950	4,271
Originations of mortgage servicing rights	(10,584)	(7,310)	0
Impairment of mortgage servicing rights	629	1,383	0
Increase in cash surrender value of bank-owned life insurance policies	(6,836)	(5,959)	(1,458)
Contribution to pension plan	0	(20,000)	0
Amortization of net periodic pension costs	2,073	3,004	3,635
Changes in:
Interest receivable	2,562	1,106	2,512
Other assets	42,704	46,267	(23,449)
Accrued expenses and other liabilities	(12,959)	(8,608)	20,073

NET CASH PROVIDED BY OPERATING ACTIVITIES	609,539	140,447	151,965

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	215	211	7,000
Proceeds from sales of securities available for sale	52,820	192,085	374,764
Proceeds from maturities and calls of securities available for sale	679,082	515,983	337,793
Purchases of securities available for sale	(1,522,076)	(596,923)	(771,290)
Proceeds from sales of equity securities	1,250	1,650	2,011
Purchases of equity securities	(2,266)	(1,379)	(895)
Proceeds from sales and redemptions of other investment securities	11,790	148,766	80,270
Purchases of other investment securities	(34,755)	(137,395)	(129,747)
Purchases of bank-owned life insurance policies	(85,000)	0	0
Redemption of bank-owned life insurance policies	1,114	5,729	2,829
Purchases of bank premises and equipment	(15,380)	(19,025)	(11,083)
Proceeds from sales of bank premises and equipment	1,618	4,354	251
Acquisition of subsidiaries, net of cash paid	39,420	629,107	0
Proceeds from sales of OREO properties	5,675	14,398	10,026
Net change in loans and leases	882,147	(619,976)	(285,248)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,654	137,585	(383,319)

FINANCING ACTIVITIES
Cash dividends paid	(181,277)	(162,713)	(138,939)
Acquisition of treasury stock	(11,211)	(21,317)	(35,673)
Proceeds from exercise of stock options	5,206	1,241	1,272
Distribution of treasury stock for deferred compensation plan	0	1	1
Repayment of long-term Federal Home Loan Bank borrowings	(597,791)	(1,847,000)	(1,135,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	500,000	1,475,000
Changes in:
Time deposits	(275,900)	584,175	28,408
Other deposits	1,525,093	2,271,510	(169,945)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(40,211)	(232,354)	23,327

NET CASH PROVIDED BY FINANCING ACTIVITIES	923,909	1,093,543	48,451

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,549,102	1,371,575	(182,903)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,209,068	837,493	1,020,396

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,758,170	$2,209,068	$837,493

7
7

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2021	2020	2019
Supplemental information
Cash paid for:
Interest on deposits and borrowed funds	$54,591	$115,347	$182,549
Income taxes	101,227	65,378	56,459
Noncash investing activities:
Transfers of loans to OREO	2,769	28,038	13,185
Transfers of held to maturity debt securities to available for sale debt securities	0	0	11,544
Acquisition of subsidiaries:
Assets acquired, net of cash	1,763,843	4,172,611	0
Liabilities assumed	1,619,438	4,302,722	0
Goodwill	76,454	318,834	0
See notes to consolidated financial statements

7
8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2021
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
United Bankshares, Inc. (“United”, the “Company”) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market areas for the business of its banking and mortgage banking subsidiaries.
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

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2021 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.
The Company has evaluated events and transactions subsequent to December 31, 2021 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.
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
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2021, United considers its HTM debt securities portfolio to be immaterial.
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
Allowance for Credit Losses (HTM Debt Securities)
: For
held-to-maturity
debt securities, the Company is required to utilize a current expected credit losses (“CECL”) methodology to estimate expected credit losses. As of December 31, 2021 and 2020, the Company recorded an allowance for credit losses of $19,000 and $23,000, respectively, on its HTM debt securities portfolio.
Allowance for Credit Losses (AFS Debt Securities)
: The impairment model for
available-for-sale
(“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC Topic 326, “Financial Instruments – Credit Losses” replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded.

8
0

Equity securities:
Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized in Net investment securities gains in the Consolidated Statements of Income.
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
Loans
: Loans are reported at the principal amount outstanding, net of unearned income, except loans acquired through transfer (see below). Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were
$92,545,000, $76,064,000, and $39,026,000, for the years of 2021, 2020 and 2019, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
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
TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans and leases with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or the reduction of accrued interest or any other concessionary type of renegotiated debt. Under United’s current loan policy, a loan is not recognized as a TDR until it becomes probable that the loan will be a TDR. In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments from the period beginning March 1, 2020 until January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications were exempt by law from classification as a TDR as defined by GAAP.

8
1

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

8
2

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
Allowance for Loan and Lease Losses:
On January 1, 2020, the Company adopted FASB ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326), so the allowance calculation is based on the CECL methodology. Prior to January 1, 2020, the calculation was based on the incurred loss methodology. The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognized as a deduction from the allowance for loan losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. United estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. A reversion to historical loss data occurs via a straight-line method during the year following the one-year
reasonable and supportable forecast period.
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
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral but may also include other non-performing
loans or TDRs, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans. In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a loan expected to be classified as a TDR.

Expected credit losses are estimated over the contractual term of the loans and leases, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by United.

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
At the acquisition date, an initial allowance for expected credit losses for non-PCD
loans is estimated and recorded as credit loss expense. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans. For allowance for credit losses under ASC Topic 326 calculation purposes, United includes its acquired loans and leases in their relevant pool unless they meet the criteria for specific review.
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
Other Real Estate Owned
: At December 31, 2021 and 2020, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $14,823,000 and $22,595,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $13,000. At December 31, 2020, there was no recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to ten-year
period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $5,908,000, $6,605,000, and $7,016,000, in 2021, 2020, and 2019, respectively, related to all intangible assets.
Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its

8
4

carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment
charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United utilized a qualitative approach to test goodwill for impairment as of September 30, 2021. The goodwill impairment test did not identify any indicators of goodwill impairment. As of December 31, 2021, and 2020, total goodwill approximated $1,886,494,000 and $1,796,848,000, respectively.
Mortgage Servicing Rights, Fees and Costs:
The
Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“MSRs”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method.
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
•
Generally, not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. However, due to loan interest payment deferrals on certain loans and leases granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $8,000 at
December 31,2021 and $250,000 at December 31, 2020 for accrued interest receivables not expected to be collected.

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

8
5

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
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $5,781,000, $5,611,000, and $5,082,000, for the years of 2021, 2020, and 2019, respectively.
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

8
6

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

8
7

Stock-Based Compensation
: Compensation expense related to stock options, restricted stock awards (“RSA”) and restricted stock units (“RSU”) issued to participants is based upon the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a binomial lattice option pricing model, while the fair value of RSAs is based upon the stock price at the date of grant. RSU grants could be time-vested RSUs, performance-vested RSUs, or a combination of both. The value of the time-vested RSUs and the performance-vested, based on a performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on a market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. Compensation expense is recognized on a straight-line basis over the vesting period for all stock-based awards and grants.

Stock-based compensation expense was $8,018,000 in 2021, $5,980,000 in 2020, and $4,914,000 in 2019.
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
Under the
two-class
method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive stock options and restricted stock outstanding of 1,024,612, 1,926,840 and 857,511 for the years ended December 31, 2021, 2020 and 2019, respectively, were excluded from the earnings per diluted common share calculation.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2021	2020	2019
Distributed earnings allocated to common stock	$181,614	$171,403	$139,167
Undistributed earnings allocated to common stock	185,082	116,879	120,337

Net earnings allocated to common shareholders	$366,696	$288,282	$259,504

Average common shares outstanding	129,276,452	120,017,247	101,585,599
Dilutive effect of stock compensation	236,401	72,985	266,978

Average diluted shares outstanding	129,512,853	120,090,232	101,852,577

Earnings per basic common share	$2.84	$2.40	$2.55
Earnings per diluted common share	$2.83	$2.40	$2.55
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

8
8

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

Recent Accounting Pronouncements
:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2021-08,
“Business Combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers”. ASU
2021-08
amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. As a result of these amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU
No. 2021-08
is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. ASU
No. 2021-08
is not expected to have a material impact on the Company’s financial condition or results of operations.
In July 2021, the FASB issued ASU
No. 2021-05,
“Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments (Topic 848)”. This new guidance requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease at lease commencement if the lease would have been classified as a sales-type lease or direct financing lease in accordance with the classification criteria in ASC
842-10-25-2
and
25-3,
respectively and if the lessor would have recognized a selling loss at lease commencement. When applying the guidance in ASC
842-10-24-3A,
the lessor would not derecognize the underlying asset over its useful life. ASU
No. 2021-05
is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities may elect to adopt the amendments through either a retrospective application to leases that commenced or were modified after the beginning of the period in which ASC 842 was adopted or a prospective application to leases that commence or are modified subsequent to the date the amendments in ASU
2021-05
are first applied. ASU
No. 2021-05
was adopted by United on January 1, 2022. The adoption did not have a material impact on the Company’s financial condition or results of operations
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
The amendments in the ASU remove certain separation models for convertible debt instruments and convertible preferred stock that require the separation of a convertible debt instrument into a debt component and an equity or derivative component. The ASU also amends the derivative scope exception guidance for contracts in an entity’s own equity. The amendments remove three settlement conditions that are required for equity contracts to qualify for the derivative scope exception. In addition, the ASU expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share
calculations that are impacted by the amendments. ASU
No. 2020-06
is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities may elect to adopt the amendments through either a modified retrospective method of transition or a fully retrospective method of transition. ASU
No. 2020-06
was adopted by United on January 1, 2022. The adoption did not have a material impact on the Company’s financial condition or results of operations.

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

9
0

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

9
1

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
NOTE B—MERGERS AND ACQUISITIONS
Community Bankers Trust Corporation
On December 3, 2021, United completed its acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”). Community Bankers Trust was merged with and into United (the “Merger”), pursuant to the terms of the Agreement and Plan of Reorganization, dated June 2, 2021, by and between United and Community Bankers Trust (the “Agreement”).
Under the terms of the Agreement, each outstanding share of common stock of Community Bankers Trust was converted into the right to receive 0.3173 shares of United common stock, par value $2.50 per share. Also, pursuant to the Agreement, at the effective time of the Merger, each outstanding Community Bankers Trust stock option granted under a Community Bankers Trust stock plan, whether vested or unvested as of the date of the Merger, vested as provided pursuant to the terms of such Community Bankers Trust stock plan and converted into an option to acquire United common stock adjusted based on the 0.3173 exchange ratio. Also, at the effective time of the Merger, each restricted stock unit granted under a Community Bankers Trust stock plan that was outstanding immediately prior to the effective time of the Merger vested in accordance with the formula and other terms of the Community Bankers Trust stock plan and converted into the right to receive shares of United common stock based on the 0.3173 exchange ratio.
Immediately following the Merger, Essex Bank, a wholly-owned subsidiary of Community Bankers Trust, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”) pursuant to an Agreement and Plan of Merger, dated June 2, 2021. United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation.
The Community Bankers Trust Merger was accounted for under the acquisition method of accounting. The results of operations of Community Bankers Trust are included in the consolidated results of operations from the Acquisition Date. The acquisition of Community Bankers Trust will enhance United’s existing presence in the DC Metro MSA and will take United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connects our
Mid-Atlantic
and Southeast footprints. As of the Acquisition Date, Community Bankers Trust had $1,788,842,000 in total assets, $1,282,997,000 in loans and leases, net of unearned income and $1,517,502,000 in deposits. For the year of 2021, United recorded acquisition-related costs for the Community Bankers Trust merger of $21,418,000
, including a provision for credit losses of $12,288,000 for non-PCD loans.
The aggregate purchase price was approximately $260,304,000, including common stock valued at $252,321,000, stock options assumed valued at $7,958,000, and cash paid for fractional shares of $25,000. The number of shares issued in the transaction was 7,135,771, which were valued based on the closing market price of $35.36 for United’s common shares on December 3, 2021. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, and core deposit intangibles of $76,454,000 and $3,398,000, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Community Bankers Trust. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.

9
2

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Community Bankers Trust acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Community Bankers Trust. As a result of the merger, United recorded preliminary fair value discounts of $8,376,000 on the loans and leases acquired, $230,000 on land acquired, $50,000 on OREO properties acquired and $415,000 on a trust preferred issuance, and premiums of $6,766,000 on investment securities acquired, $492,000 on buildings acquired, $2,741,000 on interest-bearing deposits, and $457,000 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $25,920,000 on the loans and commitments acquired split between $12,788,000 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and
 $13,132,000
for non-PCD loans recorded to the provision for credit losses. The discounts and premium amounts, except for discount on the land, OREO and FHLB advances acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. The FHLB advances acquired were subsequently repaid prior to year-end. At December 31, 2021, the discount on the trust preferred issuance had an estimated remaining life of

12.25 years and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 31.25 years, and 5.25 years, respectively.
Portfolio loans and leases acquired from Community
Bankers
Trust were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD.
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
loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $3,561,000 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 5.5 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 5.6 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $4,815,000. At the Acquisition Date, an initial allowance for expected credit losses of $12,288,000 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Community Bankers Trust as of the Acquisition Date:

(Dollars in thousands)
Purchase price of PCD loans and leases at acquisition	$360,638
Allowance for credit losses at acquisition	12,629
Non-credit discount at acquisition	3,561

Par value (UPB) of acquired PCD loans and leases at acquisition	$376,828

The consideration paid for Community Bankers Trust’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Community Bankers Trust Acquisition Date were as follows:

(Dollars in thousands)
Purchase price:
Value of common shares issued (7,135,771 shares)	$252,321
Fair value of stock options assumed	7,958
Cash for fractional shares	25

Total purchase price	260,304

9
3

Identifiable assets:
Cash and cash equivalents	39,445
Investment securities	395,249
Net loans and leases	1,279,384
Premises and equipment	25,857
Operating lease right-of-use asset	8,127
Core deposit intangible	3,398
Other assets	51,828

Total identifiable assets	$1,803,288

Identifiable liabilities:
Deposits	$1,520,243
Short-term borrowings	26,755
Long-term borrowings	51,500
Operating lease liability	8,127
Other liabilities	12,813

Total identifiable liabilities	1,619,438

Preliminary fair value of net assets acquired including identifiable intangible assets	183,850

Preliminary resulting goodwill	$76,454

The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s central region of Virginia, which includes most of the acquired operations of Community Bankers Trust provided $2,638,000 in total revenues (net interest income plus other income), and $1,008,000 in net income for the year of 2021. These amounts are included in United’s consolidated financial statements as of and for the year of 2021. Community Bankers Trust’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.
The following table presents certain unaudited pro forma information for the results of operations for the years ended December 31, 2021 and 2020, as if the Community Bankers Trust merger had occurred on January 1, 2021 and 2020, respectively. These results combine the historical results of Community Bankers Trust into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Community Bankers Trust’s provision for credit losses for 2021 and 2020 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2021 and
2020
. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(Dollars in thousands)	2021	2020
Total Revenues (1)	$1,099,946	$1,120,497
Net Income	396,022	319,176

(1)	Represents net interest income plus other income
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

9
4

Under the terms of the Merger Agreement, each outstanding share of common stock of Carolina Financial was converted into the right to receive 1.13 shares of United common stock, par value $2.50 per share. Also pursuant to the Merger Agreement, as of the effective time of the Merger, each outstanding Carolina Financial stock option, whether vested or unvested as of the date of the Merger, at such option holder’s election, (i) vested and converted into an option to acquire United common stock adjusted based on the 1.13 exchange ratio, or (ii) received cash consideration equal to the difference between (a) the option’s exercise price and (b) $28.99, representing the volume weighted average trading price of the Carolina Financial common stock on NASDAQ for the twenty full trading days ending on the second trading day immediately preceding the closing date (the “CFC Closing Price”) multiplied by the number of shares of Carolina Financial common stock subject to such stock option. Also, at the effective time of the Merger, each restricted stock grant, restricted stock unit grant or any other award of a share of Carolina Financial common stock subject to vesting, repurchase or other lapse restriction under a Carolina Financial stock plan (other than a stock option) (each, a “Stock Award”) that was outstanding immediately prior to the effective time of the Merger, vested in accordance with the terms of the Carolina Financial stock plan and at the election of the holder (i) converted into the right to receive shares of United common stock based on the 1.13 exchange ratio or (ii) converted into cash in an amount equal to the CFC Closing Price multiplied by the shares of Carolina Financial common stock subject to the Stock Award.

Immediately following the Merger, CresCom Bank, a wholly-owned subsidiary of Carolina Financial, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. CresCom Bank owned and operated Crescent Mortgage Company (“Crescent”), which is based in Atlanta, Georgia. As a result of the Bank Merger, Crescent became a wholly-owned subsidiary of United Bank. For the year of 2021, United did not record any acquisition-related costs associated with the Carolina Financial Merger as compared to acquisition-related costs of $54,240,000, including a provision for credit losses of $28,948,000 for
non-PCD
loans, for the year of 2020.
The Carolina Financial Merger was accounted for under the acquisition method of accounting. The results of operations of Carolina Financial are included in the consolidated results of operations from the Acquisition Date. The acquisition of Carolina Financial provided United the opportunity to expand its existing footprint in North Carolina and South Carolina. Carolina Financial had banking locations in North Carolina and South Carolina. As of the Acquisition Date, Carolina Financial had $5,004,990,000 in total assets, $3,292,635,000 in loans and leases, net of unearned income and $3,873,183,000 in deposits.
The aggregate purchase price was approximately $817,877,000, including common stock valued at $815,997,000, stock options assumed valued at $1,833,000, and cash paid for fractional shares of $47,000. The number of shares issued in the transaction was 28,031,501, which were valued based on the closing market price of $29.11 for United’s common shares on May 1, 2020. The purchase price was allocated to the identifiable tangible and intangible assets resulting in additions to goodwill, core deposit intangibles and the Crescent trade name intangible of $332,026,000, $3,408,000 and $196,000, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Carolina Financial. The core deposit intangible is being amortized on an accelerated basis over ten years. The Crescent trade name provides a source of market recognition to attract potential clients and retain existing relationships. United believes the Crescent trade name provides a competitive advantage and is likely going to be used into perpetuity and thus will not be subject to amortization, but rather be evaluated for impairment.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Carolina Financial acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Carolina Financial. As a result of the merger, United recorded fair value discounts of $47,425,000 on the loans and leases acquired, $620,000 on investment securities, $272,000 on OREO, $4,831,000 on trust preferred issuances and $135,000 on subordinated notes, respectively, and premiums of $5,908,000 on buildings acquired, $4,357,000 on land acquired, $12,818,000 on interest-bearing deposits, and $468,000 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $50,562,000 on the loans and commitments acquired split between $19,797,000 for purchased credit deteriorated (“PCD”) loans and $30,765,000 for non-PCD
loans. The discounts and premium amounts, except for discount on the land and OREO acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2021, the discounts on subordinated debt and trust preferred issuances had an average estimated remaining life of 6.00 years and 15.25 years, respectively, and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.00 years, and 3.60 years, respectively. The estimated fair values of the acquired assets and assumed liabilities, including identifiable intangible assets and goodwill were considered final as of June

30, 2021.

9
5

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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $
7,212,000
at Acquisition Date.
This discount was recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 4.6 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, were recognized as interest income on a level-yield basis over the lives of the related loans and leases which was estimated to be a weighted-average of 7.3 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $40,213,000. At the Acquisition Date, an initial allowance for expected credit losses of $28,948,000 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
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

The consideration paid for Carolina Financial’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Carolina Financial Acquisition Date were as follows:

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

9
6

Identifiable liabilities:
Deposits	$3,884,977
Short-term borrowings	332,000
Long-term borrowings	42,738
Operating lease liability	9,861
Other liabilities	39,148
Total identifiable liabilities	4,308,724
Fair value of net assets acquired including identifiable intangible assets	485,851
Resulting goodwill	$332,026
The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s North Carolina and South Carolina geographic area, which includes the acquired operations of Carolina Financial and Crescent Mortgage provided $198,234,000 in total revenues (net interest income plus other income), and $100,242,000 in net income for the year of 2021. These amounts are included in United’s consolidated financial statements as of and for the year of 2021. Carolina Financial’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

NOTE C—INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2021
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$82,136	$51	$337	$0	$81,850
State and political subdivisions	831,499	19,608	3,809	0	847,298
Residential mortgage-backed securities
Agency	1,120,423	9,173	15,822	0	1,113,774
Non-agency	74,965	306	726	0	74,545
Commercial mortgage-backed securities
Agency	633,802	12,731	6,608	0	639,925
Asset-backed securities	659,830	49	3,307	0	656,572
Single issue trust preferred securities	17,291	146	626	0	16,811
Other corporate securities	611,548	3,558	3,182	0	611,924

Total	$4,031,494	$45,622	$34,417	$0	$4,042,699

9
7

	December 31, 2020
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$65,804	$543	$3	$0	$66,344
State and political subdivisions	538,082	27,330	252	0	565,160
Residential mortgage-backed securities
Agency	905,230	24,134	473	0	928,891
Non-agency	21,639	137	0	0	21,776
Commercial mortgage-backed securities
Agency	644,774	31,009	638	0	675,145
Asset-backed securities	297,834	204	3,415	0	294,623
Single issue trust preferred securities	18,230	167	1,370	0	17,027
Other corporate securities	376,753	7,648	8	0	384,393

Tota l	$2,868,346	$91,172	$6,159	$0	$2,953,359

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $15,353,000 and $10,663,000 at December 31, 2021 and December 31, 2020, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2021 and December 31, 2020.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,106	$334	$213	$3	$75,319	$337
State and political subdivisions	223,754	2,872	24,067	937	247,821	3,809
Residential mortgage-backed securities
Agency	680,320	13,167	71,392	2,655	751,712	15,822
Non-agency	55,336	726	0	0	55,336	726
Commercial mortgage-backed securities
Agency	136,071	2,912	70,543	3,696	206,614	6,608
Asset-backed securities	532,373	2,620	82,222	687	614,595	3,307
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,594	626	13,594	626
Other corporate securities	307,912	3,182	0	0	307,912	3,182

Total	$2,010,872	$25,813	$262,031	$8,604	$2,272,903	$34,417

9
8

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2020
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$297	$3	$0	$0	$297	$3
State and political subdivisions	30,480	252	0	0	30,480	252
Residential mortgage-backed securities
Agency	131,114	467	3,867	6	134,981	473
Non-agency	0	0	0	0	0	0
Commercial mortgage-backed securities
Agency	83,395	638	0	0	83,395	638
Asset-backed securities	0	0	266,104	3,415	266,104	3,415
Trust preferred collateralized debt obligations	0	0	0	0	0	0
Single issue trust preferred securities	0	0	13,804	1,370	13,804	1,370
Other corporate securities	8,494	8	0	0	8,494	8

Total	$253,780	$1,368	$283,775	$4,791	$537,555	$6,159

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any s
a
les and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2021	2020	2019
Proceeds from maturities, sales and calls	$731,902	$708,068	$712,557
Gross realized gains	1,673	4,618	1,542
Gross realized losses	122	2,116	1,445

At December 31, 2021, gross unrealized losses on available for sale securities were $34,417,000 on 562 securities of a total portfolio of 1,489 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2021 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $831,499,000 at December 31, 2021. As of December 31, 2021, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2021. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2021.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,754,225,000 at December 31, 2021. Of the $1,754,225,000 amount, $633,802,000 was related to agency commercial mortgage-backed securities and $1,120,423,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at December 31, 2021.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $74,965,000 at December 31, 2021. Of the $74,965,000, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at December 31, 2021.
Asset-backed securities
As of December 31, 2021, United’s asset-backed securities portfolio had a total amortized cost balance of $659,830,000. The entire portfolio was investment grade rated as of December 31, 2021. Approximately 48% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 52% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of December 31, 2021, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2021 consisted of $8,456,000 in investment grade bonds, $3,070,000 in split rated bonds, and $5,765,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2021, it was determined that none of the single issue trust preferred securities had credit losses.

Corporate securities
As of December 31, 2021, United’s Corporate securities portfolio had a total amortized cost balance of $611,548,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $611,548,000, 87% had at least one rating above investment grade, 2% was below investment grade rated, and 11% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at December 31, 2021.
The amortized cost and estimated fair value of securities available for sale at December 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.
Maturities of mortgage-backed securities with an amortized cost of $1,829,190,000 and an estimated fair value of $1,828,244,000 at December 31, 2021 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$126,032	$126,564
Due after one year through five years	661,627	670,298
Due after five years through ten years	940,031	941,640
Due after ten years	2,303,804	2,304,197

Total	$4,031,494	$4,042,699

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $12,404,000 at December 31, 2021 and $10,718,000 at December 31, 2020.

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Net gains recognized during the period on equity securities sold	$788	$579
Unrealized gains recognized during the period on equity securities still held at period end	69	147
Unrealized losses recognized during the period on equity securities still held at period end	(187)	(75)

Net gains recognized during the period	$670	$651

Other investment securities
During the fourth quarter of 2021, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2021 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the fair value of its cost method securities.

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,871,328,000 and $1,942,087,000 at December 31, 2021 and December 31, 2020, respectively.
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $946,000 at December 31, 2021 and a net unrealized gain of $54,169,000 at December 31, 2020 on all mortgage-backed
securities.

NOTE D—LOANS AND LEASES
Major classes of loans and leases are as follows:

	December 31,
(In thousands)	2021	2020
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,733,176	$1,622,687
Nonowner-occupied commercial real estate	5,957,288	5,017,727
Other commercial	3,462,361	4,054,418

Total commercial, financial & agricultural	11,152,825	10,694,832
Residential real estate	3,691,560	3,899,885
Construction & land development Consumer:	2,014,165	1,826,349
Bankcard	8,913	8,937
Other consumer	1,183,844	1,192,580
Less: Unearned income	(27,659)	(31,170)

Total gross loans	$18,023,648	$17,591,413

The table above does not include loans held for sale of $504,416,000 and $718,937,000 at December 31, 2021 and December 31, 2020, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2021 and 2020,
loans-in-process
of $112,109,000 and $57,214,000 and overdrafts from deposit accounts of $14,270,000 and $42,193,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized loan fees of $66,081,000 and $91,562,000 at December 31, 2021 and December 31, 2020, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $32,990,000 and $35,756,000 at December 31, 2021 and 2020, respectively. During 2021, $3,435,000 of new loans were made and repayments totaled $6,201,000.
NOTE E—CREDIT QUALITY
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments from the period beginning March 1, 2020 until the earlier of January 1, 2022 or the date that is 60 days after the date on which the national emergency concerning the
COVID-19
outbreak terminates. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of December 31, 2021, United has 188 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $18,039,000 of loans outstanding, down significantly from 1,002 eligible loan modifications in deferral on $399,857,000 of loans outstanding at December 31, 2020.
As of December 31, 2021, United had TDRs of $35,856,000. Of the $35,856,000 aggregate balance of TDRs at December 31, 2021, $22,421,000 was on nonaccrual and $102,000 was 90 days or more days past due. As of December 31, 2020, United had TDRs of $55,657,000. Of the $55,657,000 aggregate balance of TDRs at December 31, 2020, $41,185,000 was on nonaccrual and $197,000 was
30-89
days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2021, there was a commitment to lend additional funds of $110,000 to a debtor owing a receivable whose terms have been modified in a TDR. During the year of 2021, advances totaling $14,000 were made to this debtor under a loan that had been previously modified. No advances were made to this debtor during the year of 2021 under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at December 31, 2021 and December 31, 2020 and the reasons for modification:

(In thousands)
Reason for modification	December 31, 2021	December 31, 2020
Interest rate reduction	$3,163	$10,774
Interest rate reduction and change in terms	1,412	2,346
Forgiveness of principal	0	214
Concession of principal and term	19	22
Extended maturity	4,831	4,414
Transfer of asset	5,407	0
Change in terms	21,024	37,887

Total	$35,856	$55,657

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2021 and 2020, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2021			December 31, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	5	$2,155	$2,293	21	$18,579	$16,659
Nonowner-occupied	3	6,362	6,130	7	2,577	2,525
Other commercial	2	328	328	21	3,830	2,858
Residential real estate	9	1,660	1,651	22	4,271	3,284

	Troubled Debt Restructurings For the Year Ended
	December 31, 2021			December 31, 2020
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Construction & land development	0	0	0	13	4,607	3,760
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	3	69	20

Total	19	$10,505	$10,402	87	$33,933	$29,106

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the year ended December 31, 2021 and 2020, segregated by the reason for modification:

	Year Ended
(In thousands) Reason for modification	December 31, 2021	December 31, 2020
Interest rate reduction	$155	$9,560
Interest rate reduction and change in terms	1,412	662
Forgiveness of principal	0	214
Concession of principal and term	0	22
Transfer of asset	5,407	0
Extended maturity	2,754	4,414
Change in terms	674	14,234

Total	$10,402	$29,106

The loans and leases were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2021 and 2020. These loans were restructured during the twelve months ended December 31, 2021 and 2020 and subsequently defaulted, resulting in principal charge-offs during the year of 2021 and 2020. The recorded investment amounts presented were as of the December 31, 2021 and 2020 balance sheet dates.

	Year Ended December 31, 2021		Year Ended December 31, 2020
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	1	0	0	0
Construction & land development	2	0	1	690
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	3	$0	1	$690

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2021
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$7,522	$13,325	$20,847	$1,712,329	$1,733,176	$611
Nonowner-occupied	5,791	18,829	24,620	5,932,668	5,957,288	545
Other commercial	21,444	15,883	37,327	3,425,034	3,462,361	6,569
Residential real estate	19,488	23,495	42,983	3,648,577	3,691,560	8,241
Construction & land development	6,599	3,096	9,695	2,004,470	2,014,165	383
Consumer:
Bankcard	100	187	287	8,626	8,913	187
Other consumer	17,264	2,615	19,879	1,163,965	1,183,844	2,445

Total	$78,208	$77,430	$155,638	$17,895,669	$18,051,307	$18,981

Age Analysis of Past Due Loans and Leases As of December 31, 2020
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,556	$28,479	$33,035	$1,589,652	$1,622,687	$0
Nonowner-occupied	6,837	29,292	36,129	4,981,598	5,017,727	1,284
Other commercial	13,796	26,274	40,070	4,014,348	4,054,418	1,001
Residential real estate	32,743	24,892	57,635	3,842,250	3,899,885	8,574
Construction & land development	1,919	5,885	7,804	1,818,545	1,826,349	461
Consumer:
Bankcard	362	156	518	8,419	8,937	156
Other consumer	14,765	2,757	17,522	1,175,058	1,192,580	2,356

Total	$74,978	$117,735	$192,713	$17,429,870	$17,622,583	$13,832

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2021			At December 31, 2020
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$12,714	$12,714	$611	$28,479	$28,479	$0
Nonowner-occupied	18,284	18,284	545	28,008	16,070	1,284
Other Commercial	9,314	8,261	6,569	25,273	13,149	1,001
Residential Real Estate	15,254	14,298	8,241	16,318	14,769	8,574
Construction	2,713	2,713	383	5,424	4,484	461
Consumer:		0	0
Bankcard	0	0	187	0	0	156
Other consumer	170	170	2,445	401	401	2,356

Total	$58,449	$56,440	$18,981	$103,903	$77,352	$13,832

Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2021 and 2020.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral a
n
d where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2021 and December 31, 2020:

	Collateral Dependent Loans and Leases
	At December 31, 2021
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$38	$0	$9,775	$11,223	$21,036
Nonowner-occupied	7,085	0	703	8,665	52,299	68,752
Other commercial	2,093	15,225	0	0	732	18,050
Residential real estate	16,749	0	0	0	0	16,749
Construction & land development	0	0	4,770	0	1,103	5,873
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,927	$15,263	$5,473	$18,440	$65,357	$130,460

	Collateral Dependent Loans and Leases
	At December 31, 2020
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$1,480	$138	$0	$18,097	$21,737	$41,452
Nonowner-occupied	16,400	0	2,898	10,167	18,230	47,695
Other commercial	5,424	20,429	0	258	2,345	28,456
Residential real estate	21,006	229	34	0	803	22,072
Construction & land development	39	0	17,408	0	746	18,193
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	1	1

Total	$44,349	$20,796	$20,340	$28,522	$43,862	$157,869

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:

Commercial Real Estate – Owner-occupied
(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:
Pass	$319,007	$310,893	$161,075	$135,472	$168,874	$539,640	$39,117	$401	$1,674,479
Special Mention	0	0	51	5,399	712	20,672	959	0	27,793
Substandard	0	55	38	661	1,304	27,458	839	244	30,599
Doubtful	0	0	0	0	0	305	0	0	305

Total	$319,007	$310,948	$161,164	$141,532	$170,890	$588,075	$40,915	$645	$1,733,176

YTD charge-offs	0	0	0	0	(44)	(370)	0	0	(414)
YTD recoveries	0	0	0	0	13	856	0	0	869

YTD net charge-offs	$0	$0	$0	$0	$(31)	$486	$0	$0	$455

(In thousands)	Term Loans Origination Year						Revolving loans	Revolving loans
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	amortized cost basis	converted to term loans	Total
Internal Risk Grade:
Pass	$280,779	$152,851	$162,027	$198,610	$282,214	$443,312	$22,303	$0	$1,542,096
Special Mention	0	1,206	3,772	754	2,013	20,792	0	453	28,990
Substandard	1,935	62	0	1,117	3,788	43,354	864	149	51,269
Doubtful	0	0	0	0	0	332	0	0	332

Total	$282,714	$154,119	$165,799	$200,481	$288,015	$507,790	$23,167	$602	$1,622,687

YTD charge-offs	0	0	0	0	0	(2,195)	0	0	(2,195)
YTD recoveries	0	0	0	0	0	795	0	0	795

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,400)	$0	$0	$(1,400)

Commercial Real Estate – Nonowner-occupied

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,558,474	$925,508	$707,570	$460,660	$397,003	$1,490,548	$102,561	$2,039	$5,644,363
Special Mention	819	2,953	113,655	5,826	372	40,534	2,793	0	166,952
Substandard	0	714	13,042	28,411	1,095	102,711	0	0	145,973
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,559,293	$929,175	$834,267	$494,897	$398,470	$1,633,793	$105,354	$2,039	$5,957,288

YTD charge-offs	0	0	0	0	0	(3,531)	0	0	(3,531)
YTD recoveries	0	0	0	0	0	1,907	0	0	1,097

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,624)	$0	$0	$(1,624)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$929,001	$592,109	$596,260	$481,894	$502,417	$1,496,135	$118,404	$2,112	$4,718,332
Special Mention	0	105,104	0	391	8,902	78,591	0	0	192,988
Substandard	392	14,620	7,435	1,564	10,824	71,572	0	0	106,407
Doubtful	0	0	0	0	0	0	0	0	0

Total	$929,393	$711,833	$603,695	$483,849	$522,143	$1,646,298	$118,404	$2,112	$5,017,727

YTD charge-offs	(38)	0	(300)	0	(3,394)	(2,402)	0	0	(6,134)
YTD recoveries	0	0	0	0	0	1,023	0	0	1,023

YTD net charge-offs	$(38)	$0	$(300)	$0	$(3,394)	$(1,379)	$0	$0	$(5,111)

Other commercial
							Revolving loans	Revolving
	Term Loans and leases Origination Year						and leases	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$924,726	$557,422	$306,945	$107,426	$87,090	$76,032	$1,211,865	$2,038	$3,273,544
Special Mention	1,880	0	31,614	3,012	1,801	3,390	76,987	61	118,745
Substandard	793	11	1,561	4,930	2,146	18,963	41,357	205	69,966
Doubtful	0	0	0	0	0	106	0	0	106

Total	$927,399	$557,433	$340,120	$115,368	$91,037	$98,491	$1,330,209	$2,304	$3,462,361

YTD charge-offs	0	(87)	(31)	(200)	(174)	(5,650)	(40)	0	(6,182)
YTD recoveries	0	3	30	86	34	4,154	0	0	4,307

YTD net charge-offs	$0	$(84)	$(1)	$(114)	$(140)	$(1,496)	$(40)	$0	$(1,875)

							Revolving loans	Revolving
	Term Loans and leases Origination Year						and leases	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,702,787	$370,059	$200,588	$112,170	$119,582	$257,638	$1,172,699	$2,668	$3,938,191
Special Mention	333	384	4,754	1,300	138	8,231	40,048	86	55,274
Substandard	1,649	830	2,241	2,606	6,565	30,308	16,222	360	60,781
Doubtful	0	0	0	0	37	135	0	0	172

Total	$1,704,769	$371,273	$207,583	$116,076	$126,322	$296,312	$1,228,969	$3,114	$4,054,418

YTD charge-offs	0	0	(959)	(23)	(3,525)	(12,843)	0	0	(17,350)
YTD recoveries	94	864	18	12	684	2,789	0	0	4,461

YTD net charge-offs	$94	$864	$(941)	$(11)	$(2,841)	$(10,054)	$0	$0	$(12,889)

Residential Real Estate
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$815,693	$568,323	$383,250	$315,211	$178,101	$931,730	$455,705	$2,972	$3,650,985
Special Mention	0	0	0	223	91	12,251	2,339	0	14,904
Substandard	464	0	444	617	2,763	19,773	1,497	113	25,671
Doubtful	0	0	0	0	0	0	0	0	0

Total	$816,157	$568,323	$383,694	$316,051	$180,955	$963,754	$459,541	$3,085	$3,691,560

YTD charge-offs	0	0	(37)	(38)	(167)	(5,774)	0	0	(6,016)
YTD recoveries	0	0	0	0	3	2,384	13	0	2,400

YTD net charge-offs	$0	$0	$(37)	$(38)	$(164)	$(3,390)	$13	$0	$(3,616)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$603,714	$624,142	$640,535	$292,700	$282,547	$975,913	$436,728	$4,224	$3,860,503
Special Mention	0	267	0	192	2,325	6,623	800	0	10,207
Substandard	0	282	440	3,263	3,516	20,967	201	227	28,896
Doubtful	0	0	0	0	0	279	0	0	279

Total	$603,714	$624,691	$640,975	$296,155	$288,388	$1,003,782	$437,729	$4,451	$3,899,885

YTD charge-offs	0	0	0	0	(1)	(1,759)	0	0	(1,760)
YTD recoveries	0	0	0	101	0	961	1	0	1,063

YTD net charge-offs	$0	$0	$0	$101	$(1)	$(798)	$1	$0	$(697)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$767,351	$518,291	$278,020	$152,062	$18,371	$74,532	$192,421	$0	$2,001,048
Special Mention	0	69	3,261	0	0	1,237	995	0	5,562
Substandard	332	0	280	925	0	5,272	746	0	7,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$767,683	$518,360	$281,561	$152,987	$18,371	$81,041	$194,162	$0	$2,014,165

YTD charge-offs	0	0	0	0	(177)	(383)	0	0	(560)
YTD recoveries	0	0	0	0	133	471	0	0	604

YTD net charge-offs	$0	$0	$0	$0	$(44)	$88	$0	$0	$44

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$420,977	$663,113	$304,579	$127,377	$83,252	$53,713	$145,431	$0	$1,798,442
Special Mention	0	0	4,689	557	0	1,420	995	0	7,661
Substandard	0	250	1,535	0	216	17,499	746	0	20,246
Doubtful	0	0	0	0	0	0	0	0	0

Total	$420,977	$663,363	$310,803	$127,934	$83,468	$72,632	$147,172	$0	$1,826,349

YTD charge-offs	0	0	0	0	0	(2,027)	0	0	(2,027)
YTD recoveries	0	0	0	0	0	1,513	0	0	1,513

YTD net charge-offs	$0	$0	$0	$0	$0	$(514)	$0	$0	$(514)

Bankcard
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,626	$0	$8,626
Special Mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	0	0	0	187	0	187
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,913	$0	$8,913

YTD charge-offs	0	0	0	0	0	0	(190)	0	(190)
YTD recoveries	0	0	0	0	0	0	42	0	42

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(148)	$0	$(148)

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,419	$0	$8,419
Special Mention	0	0	0	0	0	0	362	0	362
Substandard	0	0	0	0	0	0	156	0	156
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,937	$0	$8,937

YTD charge-offs	0	0	0	0	0	0	(221)	0	(221)
YTD recoveries	0	0	0	0	0	0	52	0	52

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(169)	$0	$(169)

Other Consumer
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$479,933	$299,582	$237,742	$121,924	$30,288	$10,878	$3,475	$0	$1,183,822
Special Mention	0	0	2	1	0	10	8	0	21
Substandard	0	1	0	0	0	0	0	0	1
Doubtful	0	0	0	0	0	0	0	0	0

Total	$479,933	$299,583	$237,744	$121,925	$30,288	$10,888	$3,483	$0	$1,183,844

YTD charge-offs	(101)	(776)	(709)	(483)	(126)	(203)	(6)	0	(2,404)
YTD recoveries	5	86	51	101	18	186	2	0	449

YTD net charge-offs	$(96)	$(690)	$(658)	$(382)	$(108)	$(17)	$(4)	$0	$(1,955)

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$419,768	$401,958	$231,172	$74,550	$34,435	$7,466	$6,110	$0	$1,175,459
Special Mention	0	0	0	0	0	14,763	2	0	14,765
Substandard	3	0	0	0	0	2,352	0	0	2,355
Doubtful	0	0	0	0	0	1	0	0	1

Total	$419,771	$401,958	$231,172	$74,550	$34,435	$24,582	$6,112	$0	$1,192,580

YTD charge-offs	(136)	(1,013)	(1,040)	(393)	(228)	(484)	(2)	0	(3,296)
YTD recoveries	3	74	113	30	43	216	0	0	479

YTD net charge-offs	$(133)	$(939)	$(927)	$(363)	$(185)	$(268)	$(2)	$0	$(2,817)

NOTE F—ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of and for the year ended December 31, 2021 and 2020 are presented in accordance with ASC 326. The Company did not recast comparative financial periods and has presented those disclosures under previously applicable GAAP. As a result of the applying ASC 326 for the years of 2021 and 2020, there is a lack of comparability in both the allowance for loan losses and provisions for credit losses to the year of 2019.

The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. For a detailed discussion of the CECL methodology used to estimate the allowance for loan losses, see Note A, “Summary of Significant Accounting Policies.”
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $49,029,000 (net of an allowance for credit losses of $8,000) and $56,143,000 (net of an allowance for credit losses of $250,000) at December 31, 2021 and December 31, 2020, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United recorded an allowance for credit losses of $
8,000
and $
250,000
for accrued interest receivables not expected to be collected as of December 31, 2021 and 2020, respectively. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of December 31, 2021 and December 31, 2020:

	Accrued Interest Receivable
(In thousands)	At December 31, 2021	At December 31, 2020
Commercial Real Estate:
Owner-occupied	$4,172	$5,001
Nonowner-occupied	14,901	15,989
Other Commercial	9,335	12,320
Residential Real Estate	10,347	12,558
Construction	7,411	7,314
Consumer:
Bankcard	0	0
Other consumer	2,871	3,211

	$49,037	$56,393
Less: Allowance for credit losses	(8)	(250)

Total	$49,029	$56,143

The following table represents the accrued interest receivables written off by reversing interest income for the year ended December 31, 2021 and December 31, 2020:

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2021	2020
Commercial Real Estate:
Owner-occupied	$33	$163
Nonowner-occupied	114	185
Other Commercial	40	87
Residential Real Estate	419	173
Construction	8	509
Consumer:
Bankcard	0	0
Other consumer	176	125

Total	$790	$1,242

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $31,442,000 and $19,250,000 at December 31, 2021 and December 31, 2020, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.

For the year of December
31
,
2021
, the allowance for credit losses decreased from December
31
,
2020
due to better performance trends within the loan portfolio and improved macroeconomic factors surrounding the
COVID-19
pandemic considered in the determination of the allowance for loan and lease losses at December
31
,
2021
. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The year of 2021 qualitative adjustments include analyses of the following:

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

➢	The forecast for real GDP and the unemployment rate improved in 2021, 2022 and 2023 as compared to forecasts and expectations at the end of 2020.
➢
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic and labor shortages which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

➢
Consideration was given to the $1.9
trillion American Rescue Plan (effective March 11, 2021) during the 2021 forecast selection process as the stimulus package had a positive impact on the economy throughout 2021.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2021
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830
Allowance for PCD loans (acquired during the period)	1,241	4,363	5,009	1,192	823	0	1	0	12,629
Charge-offs	(414)	(3,531)	(6,182)	(6,016)	(560)	(190)	(2,404)	0	(19,297)
Recoveries	869	1,907	4,307	2,400	604	42	449	0	10,578
Provision	(10,607)	(9,733)	(2,840)	(297)	(549)	143	159	0	(23,724)

Ending balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$0	$216,016

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2020
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$5,554	$8,524	$47,325	$8,997	$3,353	$74	$2,933	$297	$77,057
Impact of the adoption of ASU 2016-13 on January 1, 2020	9,737	9,023	(4,829)	13,097	14,817	28	10,745	(297)	52,321
Impact of the adoption of ASU 2016-13 for PCD loans on January 1, 2020	1,843	121	938	174	2,045	0	0	0	5,121
Initial allowance for PCD loans (acquired during the period)	1,955	6,418	7,032	652	2,570	0	8	0	18,635
Charge-offs	(2,195)	(6,134)	(17,350)	(1,760)	(2,027)	(221)	(3,296)	0	(32,983)
Recoveries	795	1,023	4,461	1,063	1,513	52	479	0	9,386
Provision	5,665	30,175	40,561	6,902	16,806	389	5,795	0	106,293

Ending balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Balance of allowance for loan and lease losses at beginning of period	$235,830	$77,057	$76,703
Cumulative effect adjustment for CECL	0	57,442	0

	235,830	134,499	76,703
Initial allowance for acquired PCD loans	12,629	18,635	0
Gross charge-offs	(19,297)	(32,983)	(29,110)
Recoveries	10,578	9,386	8,151

Net charge-offs	(8,719)	(23,597)	(20,959)
Provision for loan and lease losses	(23,724)	106,293	21,313

Balance of allowance for loan and lease losses at end of period	$216,016	$235,830	$77,057
Reserve for lending-related commitments	31,442	19,250	1,733

Balance of allowance for credit losses at end of period	$247,458	$255,080	$78,790

NOTE
G--BANK
PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2021	2020
Land	$60,551	$54,389
Buildings and improvements	194,053	166,926
Leasehold improvements	38,568	39,681
Furniture, fixtures and equipment	105,554	99,277

	398,726	360,273
Less allowance for depreciation and amortization	(201,506)	(184,449)

Net bank premises and equipment	$197,220	$175,824

Depreciation expense was $16,583,000, $13,464,000, and $9,329,000 for years ending December 31, 2021, 2020 and 2019, respectively, while amortization expense was $331,000, $251,000 and $141,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
NOTE
H--LEASES
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
United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 16 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties.
Our sublease portfolio generally consists of operating leases to other organizations for former branch offices.

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
The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2021	December 31, 2020
Operating lease cost	Net occupancy expense	$21,466	$22,575
Sublease income	Net occupancy expense	(1,256)	(1,039)

Net lease cost		$20,210	$21,536

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$81,942	$69,520
Operating lease liabilities	Operating lease liabilities	$86,703	$73,213
Other information related to leases was as follows:

December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.99 years
Weighted-average discount rate:
Operating leases	2.13%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,153	$22,409
ROU assets obtained in the exchange for lease liabilities	22,719	30,864

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2021, consists of the following:

Year	Amount
(Dollars in thousands)
2022	$19,490
2023	16,756
2024	12,191
2025	9,371
2026	8,237

Thereafter	27,002

Total lease payments	93,047
Less: imputed interest	(6,344)

Total	$86,703

NOTE I—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2021
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($82,028)	$0	$0	$105,165	($82,028)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,881,179		$5,315		$1,886,494

	December 31, 2020
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$101,767	($76,120)	$0	$0	$101,767	($76,120)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,791,533		$5,315		$1,796,848

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2020	$1,791,533	$5,315	$1,796,848
Addition to goodwill from Carolina Financial acquisition	13,192	0	13,192
Preliminary addition to goodwill from Community Bankers Trust acquisition	76,454	0	76,454

Goodwill at December 31, 2021	$1,881,179	$5,315	$1,886,494

For the year of 2021, goodwill of $13,192,000 was recorded for the Carolina Financial acquisition due to measurement period adjustments in current and deferred income taxes.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2021:

Year	Amount
(Dollars in thousands)
2022	$5,516
2023	5,116
2024	3,639
2025	3,282
2026	2,758
2027 and thereafter	2,826
NOTE J—MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
The unpaid principal balances of loans serviced for others were approximately $3,698,998,000 and $3,587,953,000 at December 31, 2021 and 2020, respectively.
The estimated fair value of the mortgage servicing rights was $27,355,000 and $20,955,000 at December 31, 2021 and December 31, 2020, respectively. The estimated fair value of servicing rights at December 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.71% with a weighted average discount rate of 10.60%, average constant prepayment rates (“CPR”) ranging from 12.59% to 21.20% with a weighted average prepayment rate of 16.56%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.09%. The estimated fair value of servicing rights at December 31, 2020 was determined using a net servicing fee of 0.26%, average discount rates ranging from 9.50% to 14.07% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 7.98% to 18.42% with a weighted average prepayment rate of 14.60%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.88%. Please refer to Note W in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
As disclosed in Note B of these Notes to Consolidated Financial Statements, the Company acquired $20,123,000 of mortgage servicing rights from its acquisition of Carolina Financial Corporation on May 1, 2020. The following presents the activity in mortgage servicing rights, including their valuation allowance for the year ended December 31, 2021 and 2020:

(In thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
MSRs beginning balance	$22,338	$0
Addition from acquisition of subsidiary	0	20,123
Amount capitalized	10,584	7,310
Amount amortized	(8,895)	(5,095)

MSRs ending balance	$24,027	$22,338

MSRs valuation allowance beginning balance	$(1,383)	$0
Aggregate additions charged and recoveries credited to operations	1,129	0
MSRs impairment	(629)	(1,383)

MSRs valuation allowance ending balance	$(883)	$(1,383)

MSRs, net of valuation allowance	$23,144	$20,955

In determining impairment, the Company aggregates all servicing right
s and stratifies th
em into tranches based on predominant risk characteristics. The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.
NOTE K--DEPOSITS
The book value of deposits consisted of the following:

(In thousands)	December 31
	2021	2020
Demand deposits	$8,980,547	$5,428,398
Interest-bearing checking	3,734,355	799,635
Regular savings	1,641,404	1,283,823
Money market accounts	6,361,887	10,165,334
Time deposits under $100,000	1,031,008	979,988
Time deposits over $100,000	1,601,062	1,927,982

Total deposits	$23,350,263	$20,585,160

Included in time deposits over $100,000 at December 31, 2021 and 2020 were time deposits of $250,000 or more of $640,752,000 and $889,334,000, respectively. Interest paid on deposits approximated $43,562,000, $81,080,000, and $136,360,000 in 2021, 2020 and 2019, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $25,889,000 and $15,585,000 at December 31, 2021 and 2020, respectively.
NOTE L—SHORT-TERM BORROWINGS
At December 31, 2021 and 2020, short-term borrowings were as follows:

	December 31
(In thousands)	2021	2020
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	128,844	142,300

Total short-term borrowings	$128,844	$142,300

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
At December 31, 2021, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.

United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2021, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $693,000, $1,027,000, and $2,359,000 in 2021, 2020 and 2019, respectively.

NOTE M—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2021, the total carrying value of loans pledged as collateral for FHLB advances approximated $4,515,388,000. United had an unused borrowing amount as of December 31, 2021 of approximately $7,142,780,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2021 and 2020, FHLB advances and the related weighted-average interest rates were as follows:

	2021			2020
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$532,199	0.35%	0.55%	$584,532	0.60%	0.75%
No overnight funds were included in the $532,199,000 and $584,532,000 above at December 31, 2021 and 2020, respectively. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end
2021 and 2020 to manage interest rate risk on its long-term debt. Additional information is provided in Note S, Notes to Consolidated Financial Statements.
At December 31, 2021, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $4,124,000 in aggregate principal amount of a LIBOR-indexed floating rate subordinated note in the Community Bankers Trust merger. United also assumed $10,000,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial acquisition. At December 31, 2021 and 2020, the outstanding balance of the subordinated notes was $9,872,000 and $9,865,000. At December 31, 2021 and 2020, the outstanding balance of the Debentures was $275,323,000 and $269,972,000, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month LIBOR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month LIBOR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month LIBOR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month LIBOR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month LIBOR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month LIBOR + 3.00%	December 12, 2033
At December 31, 2021 and 2020, the Debentures and their related weighted-average interest rates were as follows:

	2021		2020
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	3.07%	$20,619	3.08%
United Statutory Trust IV	25,774	2.98%	25,774	3.06%
United Statutory Trust V	51,547	1.68%	51,547	1.78%
United Statutory Trust VI	30,928	1.50%	30,928	1.52%
Premier Statutory Trust II	6,186	3.22%	6,186	3.34%
Premier Statutory Trust III	8,248	1.94%	8,248	1.96%
Premier Statutory Trust IV	14,433	1.77%	14,433	1.80%
Premier Statutory Trust V	10,310	1.78%	10,310	1.84%
Centra Statutory Trust I	10,000	2.50%	10,000	2.53%
Centra Statutory Trust II	10,000	1.77%	10,000	1.89%
Virginia Commerce Trust II	12,936	3.57%	12,705	3.57%
Virginia Commerce Trust III	18,320	1.58%	17,794	1.63%
Cardinal Statutory Trust I	15,620	2.60%	15,223	2.62%
UFBC Capital Trust I	3,761	2.30%	3,656	2.32%
Carolina Financial Capital Trust I	5,010	3.75%	4,998	3.75%
Carolina Financial Capital Trust II	9,420	3.17%	9,340	3.29%
Greer Capital Trust I	5,167	3.17%	5,075	2.42%
Greer Capital Trust II	3,983	2.32%	3,876	1.94%
First South Preferred Trust I	9,348	1.86%	9,260	3.19%
BOE Statutory Trust I	3,713	3.22%	0	0.00%

Total	$275,323		$269,972

At December 31, 2021, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(Dollars in thousands)
2022	$519,508
2023	0
2024	0
2025	9,441
2026	8,249
2027 and thereafter	280,196

Total	$817,394

Interest paid on long-term borrowings approximated $10,336,000, $33,240,000, and $43,830,000 in 2021, 2020 and 2019, respectively.

NOTE N—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2021	2020	2019
Legal, consulting & other professional services	$17,616	$16,482	$12,360
Franchise & other taxes not on income	12,412	12,122	11,330
Expense for reserve on lending-related commitments	12,034	11,315	344
Automated Teller Machine (ATM) expenses	10,519	9,295	7,336
NOTE O—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2021	2020	2019
Current expense:
Federal	$76,574	$60,508	$43,337
State	14,516	10,656	6,798
Deferred expense:
Federal	2,742	(174)	12,522
Tax Act remeasurement	0	0	0
State	1,283	(273)	1,683

Total income taxes	$95,115	$70,717	$64,340

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$97,199	21.0%	$75,546	21.0%	$68,132	21.0%
Plus: State income taxes net of federal tax benefits	11,520	2.5	8,202	2.3	6,690	2.1

	108,719	23.5	83,748	23.3	74,822	23.1
Increase (decrease) resulting from:
Tax-exempt interest income	(3,303)	(0.7)	(3,011)	(0.8)	(2,813)	(0.9)
Tax credits	(11,893)	(2.6)	(9,860)	(2.7)	(5,636)	(1.7)
Other items-net	1,592	0.4	(160)	(0.1)	(2,033)	(0.7)

Income taxes	$95,115	20.6%	$70,717	19.7%	$64,340	19.8%

For years ended 2021, 2020 and 2019, United incurred federal income tax expense of $587,000, $663,000, and $54,000, respectively, applicable to the sales and calls of securities. Income taxes paid approximated $101,227,000, $65,378,000, and $56,459,000 in 2021, 2020 and 2019, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2021, United had no federal or state net operating loss carryforwards.
Taxes not on income, which consists mainly of business franchise taxes, were $12,412,000, $12,122,000, and $11,330,000, for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31,
2021
and
2020
are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for credit losses	$57,659	$59,492
Accrued benefits payable	17,204	14,097
Other accrued liabilities	655	655
Pension plan accruals	0	409
Unrealized loss on securities available for sale	0	0
Other real estate owned	1,706	980
Lease liabilities under operating leases	20,202	17,059
Deferred mortgage points	5,413	6,518
Purchase accounting intangibles	0	820

Total deferred tax assets	102,839	100,030

Deferred tax liabilities:
Premises and equipment	6,750	5,878
Unrealized gain on securities available for sale	2,890	20,087
Right-of-use assets under operating leases	19,092	16,198
Pension plan accruals	4,497	0
Derivatives	4,970	1,020
Purchase accounting intangibles	6,369	0
Other	957	1,312

Total deferred tax liabilities	45,525	44,495

Net deferred tax assets	$57,314	$55,535

At December 31, 2021 and 2020, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2021	2020
Unrecognized tax benefits at beginning of year	$2,203	$1,568
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	199	1,158
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(735)	(523)

Unrecognized tax benefits at end of year	$1,667	$2,203

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
As of December 31, 2021, and 2020, the total amount of accrued interest related to uncertain tax positions was $727,000 and $668,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2021, 2020 and 2019.

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
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2021	2020	2019
Service cost	$2,936	$2,742	$2,173
Interest cost	4,241	5,222	5,931
Expected return on plan assets	(11,874)	(11,010)	(9,434)
Recognized net actuarial loss	6,770	6,050	4,965

Net periodic pension cost	$2,073	$3,004	$3,635

Weighted-Average Assumptions:
Discount rate	2.81%	3.42%	4.52%
Expected return on assets	6.25%	6.75%	7.00%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	n/a
Rate of compensation increase (ages 40-54)	4.00%	4.00%	n/a
Rate of compensation Increase (prior to age 45)	n/a	n/a	3.50%
Rate of compensation Increase (otherwise)	3.50%	3.50%	3.00%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2021	2020	2019
Net actuarial (gain) loss	$(14,286)	$10,583	$10,324
Amortization of:
Prior service cost	0	0	0
Actuarial loss	(6,770)	(6,050)	(4,965)

Total recognized in other comprehensive income	$ (21,056)	$4,533	$5,359

Included in accumulated other comprehensive income at December 31, 2021 are unrecognized actuarial losses of $44,370,000 ($34,032,000 net of tax) that have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31,
2021
and
2020
and the accumulated benefit obligation at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	December 31,
	2021	2020
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$194,775	$173,777
Service Cost	2,936	2,742
Interest Cost	4,241	5,222

(Dollars in thousands)	December 31,
	2021	2020
Actuarial Loss	(2,369)	18,391
Benefits Paid	(6,610)	(5,357)

Projected Benefit at the End of the Year	$192,973	$194,775
Accumulated Benefit Obligation at the End of the Year	$175,953	$176,635
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$193,022	$159,560
Actual Return on Plan Assets	23,792	18,819
Benefits Paid	(6,610)	(5,357)
Employer Contributions	0	20,000

Fair value of plan assets at end of year	$210,204	$193,022
Net Amount Recognized
Funded Status	$17,230	$(1,753)
Unrecognized Transition Asset	0	0
Unrecognized Prior Service Cost	0	0
Unrecognized Net Loss	44,370	65,426

Net Amount Recognized	$61,600	$63,673

Weighted-Average Assumptions at the End of the Year
Discount Rate	3.08%	2.81%
Rate of compensation Increase (prior to age 40)	5.00%	5.00%
Rate of compensation Increase (ages 40-54)	4.00%	4.00%
Rate of compensation Increase (prior to age 45)	n/a	n/a
Rate of compensation Increase (otherwise)	3.50%	3.50%
Asset allocation for the defined benefit pension plan as of the measurement date
, by asset category, is as follows:

Plan Assets	Target Allocation 2022	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2021	December 31, 2020
Equity Securities	60%	50-70%	65%	58%
Debt Securities	39%	20-50%	34%	37%
Other	1%	3-15%	1%	5%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,839,000 (3%) at December 31, 2021 and $3,429,000 (2%) at December 31, 2020
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

At December 31,
2021
, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(Dollars in thousands)
2022	$6,173
2023	7,084
2024	7,476
2025	7,907
2026	8,313
2027 through 2031	46,569
United made a discretionary contribution of $20,000,000 during the third quarter of 2020. United did not contribute to the plan in 2021 or in 2019 as no contributions were required by funding regulations or law. For 2022, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2022, the amount of which cannot be reasonably estimated at this time.
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
The following tables present the balances of the pl
a
n assets, by fair value hierarchy level, as of December 31, 2021 and 2020:

		Fair Value Measurements at December 31, 2021 Using
(In thousands) Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,641	$1,641	$0	$0

Fixed Income Mutual Funds:
Taxable	72,075	72,075	0	0

Equity Securities:
Common stock	34,198	34,198	0	0

Equity Mutual Funds:
Global equity	5,407	5,407	0	0
Domestic equity large cap	47,387	47,387	0	0
Domestic equity small cap	30,176	30,176	0	0
International emerging equity	5,435	5,435	0	0
International equity developed	13,885	13,885	0	0

Total	$210,204	$210,204	$0	$0

		Fair Value Measurements at December 31, 2020 Using
(In thousands) Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$10,285	$10,285	$0	$0
Fixed Income Mutual Funds:
Taxable	70,331	70,331	0	0
Equity Securities:

Common stock	28,102	28,102	0	0
Equity Mutual Funds:
Global equity	4,968	4,968	0	0
Domestic equity large cap	34,186	34,186	0	0
Domestic equity small cap	22,165	22,165	0	0
International emerging equity	8,018	8,018	0	0
International equity developed	14,967	14,967	0	0

Total	$193,022	$193,022	$0	$0

Common stock investments are diversified amongst various i
n
dustries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $7,984,000, $6,531,000, and $4,565,000 in 2021, 2020 and 2019, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2021 and 2020, the combined plan assets included 1,578,389 and 1,437,641 shares, respectively, of United common stock with an approximate fair value of $57,264,000 and $46,580,000, respectively. Dividends paid on United common stock held by the plans approximated $2,060,000, $1,776,000, and $1,566,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
During the year of 2021, a total of 182,344 of restricted stock, 136,896 of restricted stock units and 49,978 of non-qualified
stock options were granted under the 2020 LTI Plan. Compensation expense of $8,018,000, $5,980,000, and $4,914,000 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the years
2021, 2020 and 2019, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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
The fair value of the options for 2021 was estimated at the date of grant using a binomial lattice option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.33%; dividend yield of 3.00%; volatility factors of the expected market price of United’s common stock of 0.2503; and a weighted-average expected option life of 8.30 years, respectively. The estimated fair value of the options at the date of grant was $5.83 for the options granted during 2021. ASC Topic 718, “Compensation – Stock Compensation” defines a lattice model as a model that produces an estimated fair value based on the assumed changes in prices of a financial instrument over successive periods of time. A binomial lattice model assumes at least two price movements are possible in each period of time.
A summary of activity under the United’s stock option plans as of December 31, 2021, and the changes during the year of 2021 are presented below:

	Year ended December 31, 2021
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2021	1,904,557			$34.14
Assumed in Community Bankers Trust merger	582,162			22.06
Granted	49,978			32.51
Exercised	(232,777)			27.59
Forfeited or expired	(154,803)			27.63

Outstanding at December 31, 2021	2,149,117	$12,237	5.2	$32.01

Exercisable at December 31, 2021	1,754,083	$10,988	4.6	$31.56

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	544,905	$ 6.93
Assumed in Community Bankers Trust merger	84,237	13.67
Granted	49,978	5.83
Vested	(240,927)	7.32
Forfeited or expired	(43,159)	12.82
Nonvested at December 31, 2021	395,034	$ 7.33

As of December 31, 2021, the total unrecognized compensation cost related to nonvested option awards was $1,174,000 with a weighted-average expense recognition period of 0.7 years. The total fair value of awards vested during the year ended December 31, 2021, was $1,764,000.

Cash received from options exercised under the Plans for the years ended December
31
,
2021
,
2020
and
2019
was $
5,206,000
, $
1,241,000
, and $
1,272,000
, respectively. During
2021
and
2020
,
232,777
and
100,736
shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for
2021
and
2020
were issued from authorized and unissued stock. The weighted-average grant-date fair value of options granted in the year of
2021
,
2020
and
2019
was $
5.83
, $
5.65
, and $
7.16
, respectively. The total intrinsic value of options exercised under the Plans during the years ended December
31
,
2021
,
2020
, and
2019
was $
2,337,000
, $
1,917,000
, and $
1,932,000
, respectively.
ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $303,000, $351,000, and $223,000 from excess tax benefits related to share-based compensation arrangements for the year of 2021, 2020 and 2019, respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year
over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2021, the total unrecognized compensation cost related to nonvested restricted stock awards was $8,015,000 with a weighted-average expense recognition period of 1.0 years.
The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	340,976	$ 35.41
Granted	182,344	35.97
Vested	(131,949)	36.72
Forfeited	(7,400)	36.20

Outstanding at December 31, 2021	383,971	$ 35.21

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

The following table summarizes the status of United’s nonvested RSUs during the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2021	0	$ 0.00
Granted	136,896	35.65
Vested	0	0.00
Forfeited or expired	0	0.00

Nonvested at December 31, 2021	136,896	$ 35.65
As of
December 31,
2021
, the total unrecognized compensation cost related to nonvested restricted stock units was $3,234,000 with a weighted-average expense recognition period of 1.2 years.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,419,342,000 and $5,730,876,000 of loan commitments outstanding as of December 31, 2021 and December 31, 2020, respectively, approximately 42%
of which contractually expire within
 one year.
Included in the December 31, 2021 and December 31, 2020 amounts are commitments to extend credit of
$571,792,000

and

$374,003,000,

respectively, related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2021 and December 31, 2020, United had $14,774,000 and $5,092,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $164,743,000 and $134,916,000 as of December 31, 2021 and December 31, 2020, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment has a reserve of $1,150,000 and $1,216,000 as of December 31, 2021 and 2020, respectively.

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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of December 31, 2021, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $163,000 will be reclassified from AOCI as an increase to interest expense over the next
12-months
following December 31, 2021 related to the cash flow hedges. As of December 31, 2021, the maximum length of time over which forecasted transactions are hedged is nine years.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000,000 for asset derivatives as of December 31, 2021. The related fair value on a net basis approximate zero.

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2021 and December 31, 2020.

	Asset Derivatives
	December 31, 2021			December 31, 2020
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$21,328	Other assets	$500,000	$4,378

Total Cash Flow Hedges		$500,000	$21,328		$500,000	$4,378

Total derivatives designated as hedging instruments		$500,000	$21,328		$500,000	$4,378

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$33,349	$430	Other assets	$62,418	$1,581
TBA mortgage-backed securities	Other assets	133,747	127	Other assets	0	0
Interest rate lock commitments	Other assets	467,472	10,380	Other assets	973,350	38,332

Total derivatives not designated as hedging instruments		$634,568	$10,937		$1,035,768	$39,913

Total asset derivatives		$1,134,568	$32,265		$1,535,768	$44,291

	Liability Derivatives
	December 31, 2021			December 31, 2020
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$72,447	$3,197	Other liabilities	$77,011	$6,782

Total Fair Value Hedges		$72,447	$3,197		$77,011	$6,782

Total derivatives designated as hedging instruments		$72,447	$3,197		$77,011	$6,782

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$15,005	$36	Other liabilities	$0	$0
TBA mortgage-backed securities		550,000	470		0	0
Interest rate lock commitments	Other liabilities	24,743	25		789,000	6,276

Total derivatives not designated as hedging instruments		$589,748	$531		$789,000	$6,276

Total liability derivatives		$662,195	$3,728		$866,011	$13,058

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2021 and December 31, 2020.

		December 31, 2021
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans and leases, net of unearned income	$73,232	$(3,197)	$0

		December 31, 202 0
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans and leases, net of unearned income	$77,810	$(6,782)	$0
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

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31,
2021
, 2020 and 2019 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2021	December 31, 2020	December 31, 2019
Derivatives in hedging relationships Cash Flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(1,354)	$(578)	$0
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(1,744)	$(1,414)	$(95)

Total derivatives in hedging relationships		$(3,098)	$(1,992)	$(95)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(1,187)	(725)	925
TBA mortgage-backed securities	Income from Mortgage Banking Activities	5,932	(3,825)	2,331
Interest rate lock commitments	Income from Mortgage Banking Activities	(22,219)	21,299	3,607

Total derivatives not designated as hedging instruments		$(17,474)	$16,749	$6,863

Total derivatives		$(20,572)	$14,757	$6,768

For the years ended December 31, 2021, 2020 and 2019, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
NOTE T—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2021	2020	2019
Net Income	$367,738	$289,023	$260,099
Available for sale (“AFS”) securities:
AFS securities with OTTI charges during the period	0	0	(641)
Related income tax effect	0	0	149

	For the Years Ended December 31
(In thousands)	2021	2020	2019
Less : OTTI charges recognized in net income	0	0	198
Related income tax effect	0	0	(46)
Reclassification of previous noncredit OTTI to credit OTTI	0	0	2,188
Related income tax effect	0	0	(510)

Net unrealized gains on AFS securities with OTTI	0	0	1,338
AFS securities – all other:
Change in net unrealized gains (losses) on AFS securities arising during the period	(72,257)	77,142	32,570
Related income tax effect	16,836	(17,974)	(7,589)
Net reclassification adjustment for (gains) losses included in net income	(1,552)	(2,502)	(97)
Related income tax effect	362	583	23

	(56,611)	57,249	24,907

Net effect of AFS securities on other comprehensive income	(56,611)	57,249	26,245

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	15,597	3,800	0
Related income tax effect	(3,634)	(885)	0
Net reclassification adjustment for losses included in net income	1,354	578	0
Related income tax effect	(316)	(135)	0

Net effect of cash flow hedge derivatives on other comprehensive income	13,001	3,358	0
Defined benefit pension plan:
Net actuarial loss during the period	14,286	(10,583)	(10,324)
Related income tax expense	(483)	3,263	2,384
Amortization of prior service cost recognized in net income	0	0	0
Related income tax effect	0	0	0
Amortization of net actuarial loss recognized in net income	6,770	6,050	4,965
Related income tax effect	(4,221)	(2,098)	(1,170)

Net effect of change in defined benefit pension plan on other comprehensive income	16,352	(3,368)	(4,145)

Total change in other comprehensive income, net of tax	(27,258)	57,239	22,100

Total Comprehensive Income	$340,480	$346,262	$282,199

The components of accumulated other comprehensive income for the year ended December 31, 2021 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI)
by Component (a) For the Year Ended December 31, 2021
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2021	$65,205	$3,358	$(46,193)	$22,370
Other comprehensive income before reclassification	(55,421)	11,963	0	(43,458)
Amounts reclassified from accumulated other comprehensive income	(1,190)	1,038	16,352	16,200

Net current-period other comprehensive income, net of tax	(56,611)	13,001	16,352	(27,258)

Balance at December 31, 2021	$8,594	$16,359	$(29,841)	$(4,888)

(a) All amounts are
net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2021
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(1,552)	Net investment securities gains

	(1,552)	Total before tax
Related income tax effect	362	Tax expense

	(1,190)	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$1,354	Interest expense

	1,354	Total before tax
Related income tax effect	(316)	Tax expense

	1,038	Net of tax

Pension plan:
Recognized net actuarial loss	14,286 (a)
Amortization of net actuarial loss	6,770 (b)

	21,056	Total before tax
Related income tax effect	(4,704)	Tax expense

	16,352	Net of tax

Total reclassifications for the period	$16,200

(a) This AOCI component is included in the computation of changes in plan assets (see Note P, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note P, Employee Benefit Plans)
NOTE U—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2021	2020
Assets
Cash and due from banks	$262,067	$158,147
Securities available for sale	5,758	7,138
Securities held to maturity	20	20
Equity securities	6,593	4,737
Other investment securities	13,055	10,725
Investment in subsidiaries:
Bank subsidiaries	4,784,480	4,466,132
Nonbank subsidiaries	33,449	30,287
Goodwill	(16,715)	(16,397)
Other assets	19,471	14,591

Total Assets	$5,108,158	$4,675,380

Liabilities and Shareholders’ Equity
Subordinated notes	$9,872	$9,865
Junior subordinated debentures of subsidiary trusts	275,323	269,972
Accrued expenses and other liabilities	104,335	97,923
Shareholders’ equity (including other accumulated comprehensive loss of $4,888 at December 31, 2021 and other accumulated comprehensive gain of $22,370 at December 31, 2020)	4,718,628	4,297,620

Total Liabilities and Shareholders’ Equity	$5,108,158	$4,675,380

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2021	2020	2019
Income
Dividends from banking subsidiaries	$287,500	$232,000	$249,000
Net interest income	335	202	126
Management fees:
Bank subsidiaries	39,678	30,464	27,325
Nonbank subsidiaries	27	27	27
Other income	3,418	556	147

Total Income	330,958	263,249	276,625

Expenses
Operating expenses	47,273	53,880	38,569

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	283,685	209,369	238,056
Applicable income tax benefit	(779)	(4,196)	(2,123)

Income Before Equity in Undistributed Net
Income of Subsidiaries	284,464	213,565	240,179
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	83,507	75,054	19,557
Nonbank subsidiaries	(233)	404	363

Net Income	$367,738	$289,023	$260,099

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2021	2020	2019
Operating Activities
Net income	$367,738	$289,023	$260,099
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(83,274)	(75,458)	(19,920)
Amortization of net periodic pension costs	203	315	302
Stock-based compensation	8,018	5,980	4,914
Excess tax benefits from stock-based compensation arrangements	303	351	223
Net change in other assets and liabilities	2,519	(7)	1,770

Net Cash Provided by Operating Activities	295,507	220,204	247,388

Investing Activities
Net proceeds from sales of securities	1,449	380	236
Net (purchases of) proceeds from sales of equity securities	(1,016)	(54)	1,116
Net cash paid in acquisition of subsidiary	1,072	(47)	0
Increase in investment in subsidiaries	(3,500)	(5,573)	(7,000)
Change in other investment securities	(2,310)	(672)	(9,890)

Net Cash Used in Investing Activities	(4,305)	(5,966)	(15,538)

Financing Activities
Cash dividends paid	(181,277)	(162,713)	(138,939)
Acquisition of treasury stock	(11,211)	(21,317)	(35,673)
Proceeds from sale of treasury stock from deferred compensation plan	0	1	1
Proceeds from exercise of stock options	5,206	1,241	1,272

Net Cash Used in Financing Activities	(187,282)	(182,788)	(173,339)

Increase in Cash and Cash Equivalents	103,920	31,450	58,511
Cash and Cash Equivalents at Beginning of Year	158,147	126,697	68,186

Cash and Cash Equivalents at End of Year	$262,067	$158,147	$126,697

NOTE V— REGULATORY MATTERS
United Bank is required to maintain average res
e
rve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained for the year ended December 31, 2021 were approximately $3,119,391,000. No reserve balance for the year ended December 31, 2021 was required. The average amount of those consolidated reserve balances maintained and required for the year ended December 31, 2020, was approximately $1,409,598,000 and $71,883,000, respectively.
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
During 2022, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $158,561,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $395,066,000 at December 31, 2021, and must be secured by qualifying collateral.
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
As previously mentioned, the new Basel III Capital Rules became effective for United and United Bank on January 1, 2015 (subject to a phase-in
period). These new quantitative measures established by regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2021, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2021, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2021:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,317,133	15.4%	$1,719,342	≥	8.0%	$2,149,177	≥	10.0%
United Bank	3,066,779	14.3%	1,715,234	≥	8.0%	2,144,042	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$2,877,791	13.4%	$1,289,506	≥	6.0%	$1,719,342	≥	8.0%
United Bank	2,925,437	13.6%	1,286,425	≥	6.0%	1,715,234	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,877,791	13.4%	$967,130	≥	4.5%	$1,396,965	≥	6.5%
United Bank	2,925,437	13.6%	964,819	≥	4.5%	1,393,627	≥	6.5%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier I Capital (to Average Assets):
United Bankshares	$2,877,791	11.0%	$1,050,891	≥	4.0%	$1,313,614	≥	5.0%
United Bank	2,925,437	11.2%	1,049,526	≥	4.0%	1,311,907	≥	5.0%
As of December 31, 2020:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$2,945,669	15.6%	$1,515,403	≥	8.0%	$1,894,254	≥	10.0%
United Bank	2,800,753	14.8%	1,511,961	≥	8.0%	1,889,951	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$2,519,595	13.3%	$1,136,552	≥	6.0%	$1,515,403	≥	8.0%
United Bank	2,669,210	14.1%	1,133,971	≥	6.0%	1,511,961	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,519,595	13.3%	$852,414	≥	4.5%	$1,231,265	≥	6.5%
United Bank	2,669,210	14.1%	850,478	≥	4.5%	1,228,468	≥	6.5%

Tier I Capital (to Average Assets):
United Bankshares	$2,519,595	10.3%	$975,099	≥	4.0%	$1,218,873	≥	5.0%
United Bank	2,669,210	11.0%	974,912	≥	4.0%	1,218,640	≥	5.0%
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
For George Mason and Crescent, the maximum net worth requirement of HUD at December 31, 2021 was $2,500,000. George Mason’s net worth and Crescent’s net worth were $161,595,000 and $101,615,000 at December 31, 2021, which both exceeded the HUD requirements.
NOTE W—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2021, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at December 31, 2021. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the
bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of
 0.19% to 0.51% with a weighted average increase of 0.29%.

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2021, the range of historical sales prices increased the investor’s indicated pricing by a range of
 0.19% to 0.51% with a weighted average increase of 0.29%.
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31
,
2021
and
2020
, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2021 Using
(In thousands) Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$0	$81,850	$0
State and political subdivisions	847,298	0	847,298	0
Residential mortgage-backed securities
Agency	1,113,774	0	1,113,774	0
Non-agency	74,545	0	74,545	0
Commercial mortgage-backed securities
Agency	639,925	0	639,925	0
Asset-backed securities	656,572	0	656,572	0
Single issue trust preferred securities	16,811	0	16,811	0
Other corporate securities	611,924	5,758	606,166	0

Total available for sale securities	4,042,699	5,758	4,036,941	0
Equity securities:
Financial services industry	187	187	0	0
Equity mutual funds (1)	6,406	6,406	0	0
Other equity securities	5,811	5,811	0	0

Total equity securities	12,404	12,404	0	0
Loans held for sale	504,416	0	40,307	464,109
Derivative financial assets:
Interest rate swap contracts	21,328	0	21,328	0
Forward sales commitments	430	0	430	0
TBA mortgage-backed securities	127	0	66	61
Interest rate lock commitments	10,380	0	936	9,444

Total derivative financial assets	32,265	0	22,760	9,505
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,197	0	3,197	0
Forward sales commitments	36	0	0	36
TBA mortgage-backed securities	470	0	0	470
Interest rate lock commitments	25	0	0	25

Total derivative financial liabilities	3,728	0	3,197	531

		Fair Value at December 31, 2020 Using
(In thousands) Description	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$66,344	$0	$66,344	$0
State and political subdivisions	565,160	0	565,160	0
Residential mortgage-backed securities
Agency	928,891	0	928,891	0
Non-agency	21,776	0	21,776	0

		Fair Value at December 31, 202 0 Using
(In thousands) Description	Balance as of December 31, 202 0	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgage-backed securities Agency	675,145	0	675,145	0
Asset-backed securities	294,623	0	294,623	0
Single issue trust preferred securities	17,027	0	17,027	0
Other corporate securities	384,393	6,207	378,186	0

Total available for sale securities	2,953,359	6,207	2,947,152	0
Equity securities:
Financial services industry	134	134	0	0
Equity mutual funds (1)	4,602	4,602	0	0
Other equity securities	5,982	5.982	0	0

Total equity securities	10,718	10,718	0	0
Loans held for sale	698,341	0	43,608	654,733
Derivative financial assets:
Interest rate swap contracts	4,378	0	4,378	0
Forward sales commitments	1,581	0	1,581	0
TBA mortgage-backed securities	0	0	0	0
Interest rate lock commitments	38,332	0	6,321	32,011

Total derivative financial assets	44,291	0	12,280	32,011
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	6,782	0	6,782	0
TBA mortgage-backed securities	6,276	0	6,276	0

Total derivative financial liabilities	13,058	0	13,058	0

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2021 and 2020.
The following tables present additional information about financial assets and liabilities measured at fair value at December 31, 2021 and 2020 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$654,733	$384,375
Originations	4,984,363	5,699,581
Sales	(5,313,758)	(5,652,693)
Total gains or losses during the period recognized in earnings	138,771	223,470

Balance, end of period	$464,109	$654,733

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$10,506	$25,194

	Derivative Financial Assets TBA Securities
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	61	0

Balance, end of period	$61	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$61	$0

	Derivative Financial Assets Interest Rate Lock Commitments
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$32,011	$4,518
Transfers other	(22,567)	27,493

Balance, end of period	$9,444	$32,011

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$9,444	$32,011

	Derivative Financial Liabilities Forward Sales Commitments
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	36	0

Balance, end of period	$36	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$36	$0

	Derivative Financial Liabilities TBA Securities
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	470	0

Balance, end of period	$470	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$470	$0

	Derivative Financial Liabilities Interest Rate Lock Commitments
(In thousands)	December 31, 2021	December 31, 2020
Balance, beginning of period	$0	$0
Transfers other	25	0

Balance, end of period	$25	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$25	$0

Fair Value Option
As of January 1, 2021, United elected the fair value option for new loans held for sale originated in its community banking segment after that date to mitigate a divergence between accounting losses and economic exposure. Prior to January 1, 2021, United elected the fair value option only for its loans held for sale in its mortgage banking segment.
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2021	Year Ended December 31, 2020
Income from mortgage banking activities	$ (15,267)	$ 14,947
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2021			December 31, 2020
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) Unpaid Principal Balance
Loans held for sale	$493,340	$504,416	$11,076	$672,458	$698,341	$25,883
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
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (“Level 2”). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2021. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2021. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Community Bankers Trust in the fourth quarter of 2021 and Carolina Financial in the second quarter of 2020, no other fair value measurement of intangible assets was made during the year of 2021 and 2020.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at December 31, 2021 and 2020, refer to Note J of these Notes to Consolidated Financial Statements.

The Company recorded a net recovery of $500,000 on mortgage servicing rights in the year ended December 31, 2021. The Company recorded a $1,383,000 temporary impairment of mortgage servicing rights in the year ended December 31, 2020.

The Company does not hedge the mortgage servicing rights positions and the impact of falling long-term interest rates increased prepayment speed assumptions reducing the value of MSRs asset.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

(In thousands) Description		Carrying value at December 31, 2021
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$65,431	$0	$46,830	$18,601	$(601)
OREO	14,823	0	3,209	11,614	(4,020)
Mortgage servicing rights	27,355	0	0	27,355	(629)

(In thousands) Description		Carrying value at December 31, 2020
	Balance as of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Loans held for sale	$20,596	$0	$20,596	$0	$(197)
Individually assessed loans	37,498	0	14,467	23,031	1,318
OREO	22,595	0	22,595	0	(1,618)
Mortgage servicing rights	20,955	0	0	20,955	(1,383)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$3,758,170	$3,758,170	$0	$3,758,170	$0
Securities available for sale	4,042,699	4,042,699	5,758	4,036,941	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,404	12,404	12,404	0	0
Other securities	239,645	227,663	0	0	227,663
Loans held for sale	504,416	504,416	0	40,307	464,109
Net loans	17,807,632	17,119,202	0	0	17,119,202
Derivative financial assets	32,265	32,265	0	22,760	9,505
Mortgage servicing rights	23,144	27,355	0	0	27,355
Deposits	23,350,263	23,334,431	0	23,334,431	0
Short-term borrowings	128,844	128,844	0	128,844	0
Long-term borrowings	817,394	773,291	0	773,291	0
Derivative financial liabilities	3,728	3,728	0	3,197	531

December 31, 2020
Cash and cash equivalents	$2,209,068	$2,209,068	$0	$2,209,068	$0
Securities available for sale	2,953,359	2,953,359	6,207	2,947,152	0
Securities held to maturity	1,212	1,212	0	192	1,020
Equity securities	10,718	10,718	10,718	0	0
Other securities	220,895	209,850	0	0	209,850
Loans held for sale	718,937	718,937	0	64,204	654,733
Net loans	17,355,583	16,559,797	0	0	16,559,797
Derivative financial assets	44,291	44,291	0	12,280	32,011
Mortgage servicing rights	20,955	20,955	0	0	20,955
Deposits	20,585,160	20,583,607	0	20,583,607	0
Short-term borrowings	142,300	142,300	0	142,300	0
Long-term borrowings	864,369	815,991	0	815,991	0
Derivative financial liabilities	13,058	13,058	0	13,058	0
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of December 31, 2021			As of December 31, 2020
(In thousands)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$299,531	$288,499	$11,032	$295,466	$284,788	$10,678

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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2021, 2020 and 2019 is as follows:

	At and For the Year Ended December 31, 2021
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$731,305	$10,497	$(8,378)	$9,310	$742,734
Provision for credit losses	(23,970)	0	0	0	(23,970)
Other income	99,974	183,216	3,769	(8,867)	278,092
Other expense	443,457	138,508	(465)	443	581,943
Income taxes	84,715	11,275	(875)	0	95,115

Net income (loss)	$327,077	$43,930	$(3,269)	$0	$367,738

Total assets (liabilities)	$29,022,170	$691,642	$39,182	$(424,092)	$29,328,902
Average assets (liabilities)	26,910,956	659,105	27,445	(341,411)	27,256,095

	At and For the Year Ended December 31, 2020
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$677,907	$8,853	$(9,658)	$12,671	$689,773
Provision for credit losses	106,562	0	0	0	106,562
Other income	90,092	276,185	730	(12,261)	354,746
Other expense	423,934	140,628	13,245	410	578,217
Income taxes	47,162	27,698	(4,143)	0	70,717

Net income (loss)	$190,341	$116,712	$(18,030)	$0	$289,023

Total assets (liabilities)	$25,892,396	$870,151	$31,623	$(609,923)	$26,184,247
Average assets (liabilities)	23,927,889	651,778	7,283	(449,880)	24,137,070

	At and For the Year Ended December 31, 2019
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$583,547	$916	$(12,472)	$5,931	$577,922
Provision for credit losses	21,313	0	0	0	21,313
Other income	74,956	83,884	392	(8,748)	150,484
Other expense	314,710	72,288	(1,527)	(2,817)	382,654
Income taxes	64,080	2,355	(2,095)	0	64,340

Net income (loss)	$258,400	$10,157	$(8,458)	$0	$260,099

Total assets (liabilities)	$19,564,036	$507,124	$17,777	$(426,613)	$19,662,324
Average assets (liabilities)	19,401,397	358,087	8,411	(292,427)	19,475,468
NOTE Z—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2021 and 2020 is summarized below (dollars in thousands, except for per share data):

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2021
Interest income	$205,657	$200,186	$194,080	$195,194
Interest expense	14,697	13,669	12,501	11,516
Net interest income	190,960	186,517	181,579	183,678

Provision for credit losses	143	(8,879)	(7,829)	(7,405)
Mortgage banking income	65,395	36,943	42,012	27,342
Securities gains (losses), net	2,609	24	82	(39)
Other noninterest income	24,569	25,879	26,530	26,746
Noninterest expense	148,927	138,951	142,276	151,789

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Income taxes	27,565	24,455	23,604	19,491
Net income (1)	106,898	94,836	92,152	73,852

Per share data:
Average shares outstanding (000s):
Basic	128,636	128,751	128,763	130,940
Diluted	128,891	129,034	128,960	131,296
Net income per share:
Basic	$0.83	$0.73	$0.71	$0.56
Diluted	$0.83	$0.73	$0.71	$0.56
Dividends per share	$0.35	$0.35	$0.35	$0.36
2020
Interest income	$180,482	$198,717	$210,269	$208,914
Interest expense	38,964	28,115	24,605	16,925
Net interest income	141,518	170,602	185,664	191,989
Provision for credit losses	27,119	45,911	16,781	16,751
Mortgage banking income	17,631	68,213	109,457	70,793
Securities losses, net	196	1,510	860	589
Other noninterest income	18,979	18,667	25,151	22,700
Noninterest expense	101,133	149,374	171,593	156,117
Income taxes	9,889	11,021	28,974	20,833
Net income (1)	40,183	52,686	103,784	92,370

Per share data:
Average shares outstanding (000s):
Basic	101,295	119,824	129,373	129,372
Diluted	101,399	119,888	129,455	129,479
Net income per share:
Basic	$0.40	$0.44	$0.80	$0.71
Diluted	$0.40	$0.44	$0.80	$0.71
Dividends per share	$0.35	$0.35	$0.35	$0.35
(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None

Item 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

UNITED BANKSHARES, INC.
FORM
10-K,
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2022 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at
www.ubsi-inc.com.
Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
Since the disclosure of the procedures in the definitive proxy statement for the 2021 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2022 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding approval of audit and
non-audit
services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2022 Annual Meeting of Shareholders under the captions
“Pre-Approval
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
153
of this Form
10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 157 .

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

UNITED BANKSHARES, INC.
FORM
10-K
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fourth Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.5 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.2	Third Amended Employment Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.4	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.5	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.6	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.6 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

Exhibit No.	Description

10.7	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.8	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.9	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.3 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.10	Supplemental Executive Retirement Agreement for Craige Smith (incorporated into this filing by reference to Exhibit 10.1 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.11	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.12	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Craige Smith and Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.13	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.14	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.15	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.16	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.17	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.18	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.19	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.20	United Bankshares, Inc. 2011 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2011 Proxy Statement dated April 8, 2011 and filed April 8, 2011 for United Bankshares, Inc., File No. 002-86947)

10.21	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

10.22	United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., File No. 002-86947)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signatures	Title	Date

/s/ Richard M. Adams	Chairman of the Board, Director, and Chief Executive Officer	March 1, 2022

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2022

/s/ Theodore J. Georgelas	Director	March 1, 2022

/s/ Mark R. Nesselroad	Director	March 1, 2022

/s/ P. Clinton Winter	Director	March 1, 2022

/s/ J. Paul McNamara	Director	March 1, 2022

/s/ Jerold L. Rexroad	Director	March 1, 2022

/s/ Mary K. Weddle	Director	March 1, 2022

/s/ Peter A. Converse	Director	March 1, 2022

/s/ Charles L. Capito, Jr.	Director	March 1, 2022

/s/ Patrice A. Harris	Director	March 1, 2022

/s/ Michael P. Fitzgerald	Director	March 1, 2022

/s/ Albert H. Small, Jr.	Director	March 1, 2022