Form 10-Q
period 2022-03-31
UNITED BANKSHARES INC/WV
filed 2022-05-10
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Act).    Yes  ☐
No

☒
As of
April
30
, 2022
, the registrant had
135,292,084
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2022 and December 31, 2021, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2022 and 2021, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2022 and 2021, the related condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	March 31 2022	December 31 2021
Assets
Cash and due from banks	$382,592	$282,878
Interest-bearing deposits with other banks	2,419,456	3,474,365
Federal funds sold	1,045	927

Total cash and cash equivalents	2,803,093	3,758,170
Securities available for sale at estimated fair value (amortized cost-$4,951,963 at March 31, 2022 and $4,031,494 at December 31, 2021, allowance for credit losses of $0 at March 31, 2022 and December 31, 2021)	4,760,934	4,042,699
Securities held to maturity, net of allowance for credit losses of $19 at March 31, 2022 and December 31, 2021 (estimated fair value-$1,020 at March 31, 2022 and December 31, 2021)	1,001	1,001
Equity securities at estimated fair value	12,357	12,404
Other investment securities	246,420	239,645
Loans held for sale measured using fair value option	340,040	504,416
Loans and leases	18,419,280	18,051,307
Less: Unearned income	(27,194)	(27,659)

Loans and leases, net of unearned income	18,392,086	18,023,648
Less: Allowance for loan and lease losses	(214,594)	(216,016)

Net loans and leases	18,177,492	17,807,632
Bank premises and equipment	200,167	197,220
Operating lease right-of-use assets	77,097	81,942
Goodwill	1,889,244	1,886,494
Mortgage servicing rights, net of valuation allowance of $0 at March 31, 2022 and $883 at December 31, 2021	23,089	23,144
Bank-owned life insurance (“BOLI”)	479,064	478,067
Accrued interest receivable, net of allowance for credit losses of $0 at March 31, 2022 and $8 at December 31, 2021	66,528	64,512
Other assets	288,985	231,556

TOTAL ASSETS	$29,365,511	$29,328,902

Liabilities
Deposits:
Noninterest-bearing	$9,006,961	$8,980,547
Interest-bearing	14,467,340	14,369,716

Total deposits	23,474,301	23,350,263
Borrowings:
Securities sold under agreements to repurchase	136,370	128,844
Federal Home Loan Bank (“FHLB”) borrowings	531,615	532,199
Other long-term borrowings	285,620	285,195
Reserve for lending-related commitments	36,679	31,442
Operating lease liabilities	81,678	86,703
Accrued expenses and other liabilities	224,108	195,628

TOTAL LIABILITIES	24,770,371	24,610,274

Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-141,783,032 and 141,360,266 at March 31, 2022 and December 31, 2021, respectively, including 5,714,593 and 4,967,508 shares in treasury at March 31, 2022 and December 31, 2021, respectively	354,458	353,402
Surplus	3,156,101	3,149,955
Retained earnings	1,423,175	1,390,777
Accumulated other comprehensive loss	(141,692)	(4,888)
Treasury stock, at cost	(196,902)	(170,618)

TOTAL SHAREHOLDERS’ EQUITY	4,595,140	4,718,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,365,511	$29,328,902

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2022	2021
Interest income
Interest and fees on loans	$180,837	$188,673
Interest on federal funds sold and other short-term investments	2,329	1,893
Interest and dividends on securities:
Taxable	17,505	13,526
Tax-exempt	2,124	1,565

Total interest income	202,795	205,657
Interest expense
Interest on deposits	8,561	11,985
Interest on short-term borrowings	181	178
Interest on long-term borrowings	2,551	2,534

Total interest expense	11,293	14,697

Net interest income	191,502	190,960
Provision for credit losses	(3,410)	143

Net interest income after provision for credit losses	194,912	190,817
Other income
Fees from trust services	4,127	3,763
Fees from brokerage services	4,552	4,323
Fees from deposit services	10,148	8,896
Bankcard fees and merchant discounts	1,379	1,064
Other service charges, commissions, and fees	759	759
Income from bank-owned life insurance	2,194	1,403
Income from mortgage banking activities	19,203	65,395
Mortgage loan servicing income	2,387	2,355
Net investment securities (losses) gains	(251)	2,609
Other income	1,525	2,006

Total other income	46,023	92,573
Other expense
Employee compensation	62,621	72,412
Employee benefits	12,851	15,450
Net occupancy expense	11,187	10,941
Other real estate owned (“OREO”) expense	147	3,625
Equipment expense	7,335	6,044
Data processing expense	7,371	7,026
Mortgage loan servicing expense and impairment	1,643	3,177
Bankcard processing expense	424	400
FDIC insurance expense	2,673	2,000
Other expense	32,921	27,852

Total other expense	139,173	148,927

Income before income taxes	101,762	134,463
Income taxes	20,098	27,565

Net income	$81,664	$106,898

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2022	2021
Earnings per common share:
Basic	$0.60	$0.83

Diluted	$0.60	$0.83

Average outstanding shares:
Basic	136,058,328	128,635,740
Diluted	136,435,229	128,890,861
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended March 31
	2022	2021
Net income	$81,664	$106,898
Change in net unrealized loss on available for sale (“ AFS ”) securities, net of tax	(155,113)	(36,365)
Change in net unrealized gain on cash flow hedge, net of tax	17,668	14,987
Change in defined benefit pension plan, net of tax	641	869

Comprehensive (loss) income, net of tax	$(55,140)	$86,389

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Three Months Ended March 31, 2022
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value

Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss , net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss , net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	$354,458	$3,156,101	$1,423,175	$(141,692)	$(196,902)	$4,595,140

	Three Months Ended March 31, 2021
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value

Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Net issuance of common stock under stock-based compensation plans (326,522 shares)	326,522	817	2,648	0	0	0	3,465

Balance at March 31, 2021	134,135,896	$335,340	$2,898,807	$1,267,039	$1,861	$(170,349)	$4,332,698

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Three Months Ended March 31
	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$283,607	$80,584

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	0	215
Proceeds from sales of securities available for sale	150	39,182
Proceeds from maturities and calls of securities available for sale	151,477	230,347
Purchases of securities available for sale	(1,077,461)	(536,570)
Proceeds from sales of equity securities	149	852
Purchases of equity securities	(353)	(478)
Proceeds from sales and redemptions of other investment securities	1,295	7,178
Purchases of other investment securities	(11,591)	(8,208)
Redemption of bank-owned life insurance policies	778	0
Purchases of bank premises and equipment	(3,509)	(2,734)
Proceeds from sales of bank premises and equipment	557	2
Proceeds from the sales of OREO properties	1,325	1,262
Net change in loans and leases	(366,414)	229,967

NET CASH USED IN INVESTING ACTIVITIES	(1,303,597)	(38,985)

FINANCING ACTIVITIES
Cash dividends paid	(46,655)	(45,447)
Acquisition of treasury stock	(26,061)	(11,210)
Proceeds from exercise of stock options	5,027	3,465
Repayment of long-term Federal Home Loan Bank borrowings	(0)	(550,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	500,000
Changes in:
Deposits	125,076	812,763
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	7,526	2,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,913	712,471

(Decrease) Increase in cash and cash equivalents	(955,077)	754,070

Cash and cash equivalents at beginning of year	3,758,170	2,209,068

Cash and cash equivalents at end of period	$2,803,093	$2,963,138

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$186	$810
Transfers of loans to bank premises and equipment	4,541	0
Acquisitions:
Assets acquired, net of cash	(128)	0
Liabilities assumed	2,622	0
Goodwill	2,750	0
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2022 and 2021 and for the three-month periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2021 Annual Report on Form
10-K,
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
New Accounting Standards
In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2022-02,
“Troubled Debt Restructurings and Vintage Disclosures”. ASU
2022-02
updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC
310-40,
and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU
2022-02
also amends the guidance on “vintage disclosures” to require disclosure of gross write-offs by year of origination. ASU
No. 2022-02
is effective for public business entities that have adopted Topic 326 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted. The Company is assessing the impact ASU
No. 2022-02
will have on the Company’s disclosures, financial condition or results of operations.
In March 2022, the FASB issued ASU
No. 2022-01,
“Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. ASU
2022-01
further aligns risk management objectives with hedge accounting results on the application of the last-of-layer
method, which was first introduced in ASU
No. 2017-12.
The enhanced guidance further improves the
last-of-layer
concepts to expand to nonprepayable financial assets and allows more flexibility in the derivative structures used to hedge the interest rate risk. ASU
2022-01
also provides guidance on the relationship between the portfolio layer method requirements and other areas of GAAP. ASU
No. 2022-01
is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted if an entity has adopted ASU
2017-12
for the corresponding period. ASU
No. 2022-01
is not expected to have a material impact on the Company’s financial condition or results of operations.
In October 2021, the FASB issued ASU
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
the lessor would not derecognize the underlying asset over its useful life. ASU
No. 2021-05
is effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities may elect to adopt the amendments through either a retrospective application to leases that commenced or were modified after the beginning of the period in which ASC 842 was adopted or a prospective application to leases that commence or are modified subsequent to the date the amendments in ASU
2021-05
are first applied. ASU
No. 2021-05
was adopted by United on January 1, 2022 on a prospective basis. The adoption did not have a material impact on the Company’s financial condition or results of operations.
In January 2021, the FASB issued ASU
No. 2021-01,
“Reference Rate Reform (Topic 848).” This update to ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” refines the scope of ASC Topic 848 and permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by change in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU
No. 2021-01
is effective for public business entities upon issuance through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, United has taken steps to ensure that no new contracts using LIBOR will be originated after December 31, 2021. At this time, United intends to prioritize the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
In March 2020, the FASB issued ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” ASU
No. 2020-04
is effective for public business entities on March 12, 2020 through December 31, 2022. See information above under ASU
No. 2021-01
for an update on the steps United has taken to transition away from LIBOR for its loan and other financial instruments.

1
1

2. MERGERS AND ACQUISITIONS
On December 3, 2021
 (the “Acquisition Date”),
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
and Southeast footprints. As of the Acquisition Date, Community Bankers Trust had $1,788,230 in total assets, $1,282,997 in loans and leases, net of unearned income and $1,517,502 in deposits.
The aggregate purchase price was $260,304, including common stock valued at $252,321, stock options assumed valued at $7,958, and cash paid for fractional shares of $25. The number of shares issued in the transaction was 7,135,771, which were valued based on the closing market price of $35.36 for United’s common shares on December 3, 2021. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $79,204 and $3,398, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Community Bankers Trust. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Community Bankers Trust acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Community Bankers Trust. As a result of the merger, United recorded preliminary fair value discounts of $7,744 on the loans and leases acquired, $230 on land acquired, $50 on OREO properties acquired and $415 on a trust preferred issuance, and premiums of $6,766 on investment securities acquired, $492 on buildings acquired, $2,741 on interest-bearing deposits, and $457 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $25,920 on the loans and commitments acquired split between $12,788 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $13,132 for non-PCD
loans recorded to the provision for credit losses. The discounts and premium amounts, except for discount on the land, OREO and FHLB advances acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. The FHLB advances acquired were subsequently repaid prior to year-end.
At March 31, 2022, the discount on the trust preferred issuance had an estimated remaining life of 12.00 years and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 31.00 years, and 5.00 years, respectively.

1
2

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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $3,559 at the
Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 5.5 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 5.6 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $4,186. At the Acquisition Date, an initial allowance for expected credit losses of $12,288 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Community Bankers Trust as of the Acquisition Date:

Purchase price of PCD loans and leases at acquisition	$360,638
Allowance for credit losses at acquisition	12,629
Non-credit discount at acquisition	3,559

Par value (UPB) of acquired PCD loans and leases at acquisition	$376,826

The consideration paid for Community Bankers Trust’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (7,135,771 shares)	$252,321
Fair value of stock options assumed	7,958
Cash for fractional shares	25

Total purchase price	260,304

Identifiable assets:
Cash and cash equivalents	39,445
Investment securities	395,249
Net loans and leases	1,280,016
Premises and equipment	25,857
Operating lease right-of-use asset	8,127
Core deposit intangible	3,398
Other assets	51,069

Total identifiable assets	$1,803,161

Identifiable liabilities:
Deposits	$1,520,243
Short-term borrowings	26,755
Long-term borrowings	51,500
Operating lease liability	8,127
Other liabilities	15,436

Total identifiable liabilities	1,622,061

Preliminary fair value of net assets acquired including identifiable intangible assets	181,100

Preliminary resulting goodwill	$79,204

1
3

The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s central region of Virginia, which includes most of the acquired operations of Community Bankers Trust provided $9,805 in total revenues (net interest income plus other income), and $6,096 in net income for the first three months ended March 31, 2022. These amounts are included in United’s consolidated financial statements as of and for the first three months ended
March 31, 2022. Community Bankers Trust’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.
The following table presents certain unaudited pro forma information for the results of operations for the first three months of 2021, as if the Merger had occurred on January 1, 2021. These results combine the historical results of Community Bankers Trust into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Community Bankers Trust’s provision for credit losses for the first three months of 2021 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2021. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Three Months Ended March 31, 2021
Total Revenues (1)	$301,478
Net Income	115,211

(1)	Represents net interest income plus other income
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$377,085	$0	$5,693	$0	$371,392
State and political subdivisions	838,384	1,199	44,071	0	795,512
Residential mortgage-backed securities
Agency	1,472,822	1,002	84,289	0	1,389,535
Non-agency	103,779	103	3,785	0	100,097
Commercial mortgage-backed securities
Agency	653,526	1,121	27,479	0	627,168
Asset-backed securities	856,840	19	12,860	0	843,999
Single issue trust preferred securities	17,304	141	776	0	16,669
Other corporate securities	632,223	967	16,628	0	616,562

Total	$4,951,963	$4,552	$195,581	$0	$4,760,934

1
4

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$82,136	$51	$337	$0	$81,850
State and political subdivisions	831,499	19,608	3,809	0	847,298
Residential mortgage-backed securities
Agency	1,120,423	9,173	15,822	0	1,113,774
Non-agency	74,965	306	726	0	74,545
Commercial mortgage-backed securities
Agency	633,802	12,731	6,608	0	639,925
Asset-backed securities	659,830	49	3,307	0	656,572
Single issue trust preferred securities	17,291	146	626	0	16,811
Other corporate securities	611,548	3,558	3,182	0	611,924

Total	$4,031,494	$45,622	$34,417	$0	$4,042,699

United excludes
accrued interest from the amortized cost basis of
available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $17,425 and $15,353 at March 31, 2022 and December 31, 2021, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2022 and December 31, 2021.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$371,210	$5,690	$182	$3	$371,392	$5,693
State and political subdivisions	654,992	38,224	41,938	5,847	696,930	44,071
Residential mortgage-backed securities
Agency	1,102,349	62,008	192,698	22,281	1,295,047	84,289
Non-agency	75,230	3,785	0	0	75,230	3,785
Commercial mortgage-backed securities
Agency	327,316	14,407	97,085	13,072	424,401	27,479
Asset-backed securities	757,203	11,156	78,736	1,704	835,939	12,860
Single issue trust preferred securities	0	0	13,452	776	13,452	776
Other corporate securities	392,778	15,693	22,754	935	415,532	16,628

Total	$3,681,078	$150,963	$446,845	$44,618	$4,127,923	$195,581

1
5

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,106	$334	$213	$3	$75,319	$337
State and political subdivisions	223,754	2,872	24,067	937	247,821	3,809
Residential mortgage-backed securities
Agency	680,320	13,167	71,392	2,655	751,712	15,822
Non-agency	55,336	726	0	0	55,336	726
Commercial mortgage-backed securities
Agency	136,071	2,912	70,543	3,696	206,614	6,608
Asset-backed securities	532,373	2,620	82,222	687	614,595	3,307
Single issue trust preferred securities	0	0	13,594	626	13,594	626
Other corporate securities	307,912	3,182	0	0	307,912	3,182

Total	$2,010,872	$25,813	$262,031	$8,604	$2,272,903	$34,417

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended March 31
	2022	2021
Proceeds from sales and calls	$151,627	$269,529
Gross realized gains	0	1,542
Gross realized losses	0	98
At March 31, 2022, gross unrealized losses on available for sale securities were $195,581 on 1,174 securities of a total portfolio of 1,546 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2022 consisted primarily of agency residential mortgage-backed securities and agency commercial mortgage-backed securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at March 31, 2022 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $838,384 at March 31, 2022. As of March 31, 2022, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2022. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2022.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,126,348 at March 31, 2022.

Of the $2,126,348 amount, $653,526 was related to agency commercial mortgage-backed securities and $1,472,822 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March
31
,
2022
.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $103,779 at March 31, 2022. Of the $103,779, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at March 31, 2022.
Asset-backed securities
As of March 31, 2022, United’s asset-backed securities portfolio had a total amortized cost balance of $856,840. 100% of the portfolio was investment grade rated as of March 31, 2022. Approximately 35% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 65% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio for the first quarter of 2022, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2022 consisted of $8,458 in investment grade bonds, $3,075 in split rated bonds, and $5,771 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2022, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of March 31, 2022, United’s Corporate securities portfolio had a total amortized cost balance of $632,223. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $632,223 total amortized cost balance, 81% was investment grade rated, 1% was below investment grade rated, 1% was split rated, and 17% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at March 31, 2022.
The amortized cost and estimated fair value of securities available for sale at March 31, 2022 and December 31, 2021 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2022		December 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$197,154	$197,158	$126,032	$126,564
Due after one year through five years	862,425	852,043	661,627	670,298
Due after five years through ten years	1,009,895	958,958	940,031	941,640
Due after ten years	2,882,489	2,752,775	2,303,804	2,304,197

Total	$4,951,963	$4,760,934	$4,031,494	$4,042,699

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $12,357 at March 31, 2022 and $12,404 at December 31, 2021.

	Three Months Ended March 31
	2022	2021
Net gains recognized during the period on equity securities sold	$0	$788
Unrealized gains recognized during the period on equity securities still held at period end	19	27
Unrealized losses recognized during the period on equity securities still held at period end	(270)	(105)

Net (losses) gains recognized during the period	$(251)	$710

Other investment securities
During the first quarter of 2022, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2022 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the fair value of its cost method securities
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,794,895 and $1,871,328 at March 31, 2022 and December 31, 2021, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2022	December 31, 2021
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,697,910	$1,733,176
Nonowner-occupied commercial real estate	6,047,856	5,957,288
Other commercial	3,533,910	3,462,361

Total commercial, financial & agricultural	11,279,676	11,152,825
Residential real estate	3,705,535	3,691,560
Construction & land development	2,186,126	2,014,165
Consumer:
Bankcard	8,398	8,913
Other consumer	1,239,545	1,183,844
Less: Unearned income	(27,194)	(27,659)

Total gross loans	$18,392,086	$18,023,648

The table above does not include loans held for sale of $340,040 and $504,416 at March 31, 2022 and December 31, 2021, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s

subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $
32,639
and $
32,990
at March 31, 2022 and December 31, 2021, respectively.

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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief , primarily deferral of payments, to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program ended on January 1, 2022. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of March 31, 2022, United has 61 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $3,034 of loans outstanding, compared to 188 eligible loan modifications in deferral on $18,039 of loans outstanding at December 31, 2021.
As of March 31, 2022, United had TDRs of $30,582 as compared to $35,856 as of December 31, 2021. Of the $30,582 aggregate balance of TDRs at March 31, 2022, $13,568 was on nonaccrual and $4,882 was
30-89
days past due. Of the $35,856 aggregate balance of TDRs at December 31, 2021, $22,421 was on nonaccrual and $102 was 90 days or more days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of March 31, 2022, there was a commitment to lend additional funds of $49 to a debtor owing a receivable whose terms have been modified in a TDR. During the first three months of 2022, advances of $61 were made to this debtor under a loan that had been previously modified.

1
9

The following tables sets forth the balances of TDRs at March 31, 2022 and December 31, 2021 and the reasons for modification:

Reason for modification	March 31, 2022	December 31, 2021
Interest rate reduction	$2,214	$3,163
Interest rate reduction and change in terms	1,265	1,412
Concession of principal and term	18	19
Extended maturity	4,990	4,831
Transfer of asset	0	5,407
Change in terms	22,095	21,024

Total	$30,582	$35,856

The following table sets forth United’s troubled debt restructurings that were restructured during the three months ended March 31, 2022 and 2021, segregated by class of loans.

	Troubled Debt Restructurings For the Three Months Ended
	March 31, 2022			March 31, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$2,801	$2,788	1	$940	$922
Nonowner-occupied	0	0	0	1	937	937
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	1	$2,801	$2,788	2	$1,877	$1,859

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the three months ended March 31, 2022 and 2021, segregated by the reason for modification:

	Three Months Ended
Reason for modification	March 31, 2022	March 31, 2021
Interest rate reduction	$0	$0
Interest rate reduction and change in terms	0	0
Forgiveness of principal	0	0
Concession of principal and term	0	0
Transfer of asset	0	0
Extended maturity	0	0
Change in terms	2,788	1,859

Total	$2,788	$1,859

The loans and leases were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended March 31, 2022 and March 31, 2021 and had charge-offs during the the first quarter of 2022 and 2021, respectively. The recorded investment amounts presented were as of the March 31, 2022 and 2021 balance sheet dates.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	114	0	0
Residential real estate	0	0	0	0
Construction & land development	0	0	2	550
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$114	2	$550

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:

Age Analysis of Past Due Loans and Leases As of March 31, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$8,569	$12,190	$20,759	$1,677,151	$1,697,910	$271
Nonowner-occupied	7,984	10,590	18,574	6,029,282	6,047,856	0
Other commercial	30,964	14,722	45,686	3,488,224	3,533,910	6,326
Residential real estate	21,196	19,588	40,784	3,664,751	3,705,535	6,365
Construction & land development	2,806	3,420	6,226	2,179,900	2,186,126	533
Consumer:
Bankcard	124	79	203	8,195	8,398	79
Other consumer	17,979	2,251	20,230	1,219,315	1,239,545	1,605

Total	$89,622	$62,840	$152,462	$18,266,818	$18,419,280	$15,179

Age Analysis of Past Due Loans and Leases As of December 31, 2021
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$7,522	$13,325	$20,847	$1,712,329	$1,733,176	$611
Nonowner-occupied	5,791	18,829	24,620	5,932,668	5,957,288	545
Other commercial	21,444	15,883	37,327	3,425,034	3,462,361	6,569
Residential real estate	19,488	23,495	42,983	3,648,577	3,691,560	8,241
Construction & land development	6,599	3,096	9,695	2,004,470	2,014,165	383
Consumer:
Bankcard	100	187	287	8,626	8,913	187
Other consumer	17,264	2,615	19,879	1,163,965	1,183,844	2,445

Total	$78,208	$77,430	$155,638	$17,895,669	$18,051,307	$18,981

2
1

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At March 31, 2022			At December 31, 2021
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$11,919	$11,919	$271	$12,714	$12,714	$611
Nonowner-occupied	10,590	7,452	0	18,284	18,284	545
Other Commercial	8,396	7,333	6,326	9,314	8,261	6,569
Residential Real Estate	13,223	11,793	6,365	15,254	14,298	8,241
Construction	2,887	2,887	533	2,713	2,713	383
Consumer:
Bankcard	0	0	79	0	0	187
Other consumer	646	646	1,605	170	170	2,445

Total	$47,661	$42,030	$15,179	$58,449	$56,440	$18,981

No interest income was recognized on United’s nonaccrual loans and leases for the first three months of 2022 and 2021.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2022 and December 31, 2021:

	Collateral Dependent Loans and Leases
	At March 31, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$30	$0	$9,490	$10,194	$19,714
Nonowner-occupied	7,069	0	0	7,990	46,847	61,906
Other commercial	2,093	11,860	0	0	1,100	15,053
Residential real estate	16,386	0	0	0	0	16,386
Construction & land development	0	0	3,288	0	2,397	5,685
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,548	$11,890	$3,288	$17,480	$60,538	$118,744

	Collateral Dependent Loans and Leases
	At December 31, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$38	$0	$9,775	$11,223	$21,036
Nonowner-occupied	7,085	0	703	8,665	52,299	68,752
Other commercial	2,093	15,225	0	0	732	18,050
Residential real estate	16,749	0	0	0	0	16,749
Construction & land development	0	0	4,770	0	1,103	5,873
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,927	$15,263	$5,473	$18,440	$65,357	$130,460

2
2

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
prior to such a classification.

2
3

Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$53,351	$343,436	$294,872	$150,285	$130,636	$638,377	$36,446	$389	$1,647,792
Special Mention	0	0	0	129	2,976	20,651	950	0	24,706
Substandard	0	0	51	30	657	24,132	0	244	25,114
Doubtful	0	0	0	0	0	298	0	0	298

Total	$53,351	$343,436	$294,923	$150,444	$134,269	$683,458	$37,396	$633	$1,697,910

Current-period charge-offs	0	0	0	0	0	(31)	0	0	(31)
Current-period recoveries	0	0	0	0	0	6	0	0	6

Current-period net charge-offs	$0	$0	$0	$0	$0	$(25)	$0	$0	$(25)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$319,007	$310,893	$161,075	$135,472	$168,874	$539,640	$39,117	$401	$1,674,479
Special Mention	0	0	51	5,399	712	20,672	959	0	27,793
Substandard	0	55	38	661	1,304	27,458	839	244	30,599
Doubtful	0	0	0	0	0	305	0	0	305

Total	$319,007	$310,948	$161,164	$141,532	$170,890	$588,075	$40,915	$645	$1,733,176

YTD charge-offs	0	0	0	0	(44)	(370)	0	0	(414)
YTD recoveries	0	0	0	0	13	856	0	0	869

YTD net charge-offs	$0	$0	$0	$0	$(31)	$486	$0	$0	$455

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$363,243	$1,636,772	$865,579	$641,763	$439,994	$1,704,382	$111,896	$160	$5,763,789
Special Mention	634	0	2,934	83,137	5,762	32,705	0	0	125,172
Substandard	0	0	709	34,079	28,325	95,782	0	0	158,895
Doubtful	0	0	0	0	0	0	0	0	0

Total	$363,877	$1,636,772	$869,222	$758,979	$474,081	$1,832,869	$111,896	$160	$6,047,856

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	75	0	0	75

Current-period net charge-offs	$0	$0	$0	$0	$0	$75	$0	$0	$75

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$1,558,474	$925,508	$707,570	$460,660	$397,003	$1,490,548	$102,561	$2,039	$5,644,363
Special Mention	819	2,953	113,655	5,826	372	40,534	2,793	0	166,952
Substandard	0	714	13,042	28,411	1,095	102,711	0	0	145,973
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,559,293	$929,175	$834,267	$494,897	$398,470	$1,633,793	$105,354	$2,039	$5,957,288

YTD charge-offs	0	0	0	0	0	(3,531)	0	0	(3,531)
YTD recoveries	0	0	0	0	0	1,907	0	0	1,097

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,624)	$0	$0	$(1,624)

2
4

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$372,103	$833,601	$483,501	$280,431	$98,020	$253,471	$1,013,277	$1,935	$3,336,339
Special Mention	15,000	3,428	0	1,056	2,908	30,114	76,935	55	129,496
Substandard	261	775	207	1,400	4,571	19,194	41,502	165	68,075
Doubtful	0	0	0	0	0	0	0	0	0

Total	$387,364	$837,804	$483,708	$282,887	$105,499	$302,779	$1,131,714	$2,155	$3,533,910

Current-period charge-offs	0	(5)	0	0	(9)	(259)	0	0	(273)
Current-period recoveries	0	0	0	2	705	1,442	0	0	2,149

Current-period net charge-offs	$0	$(5)	$0	$2	$696	$1,183	$0	$0	$1,876

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$924,726	$557,422	$306,945	$107,426	$87,090	$76,032	$1,211,865	$2,038	$3,273,544
Special Mention	1,880	0	31,614	3,012	1,801	3,390	76,987	61	118,745
Substandard	793	11	1,561	4,930	2,146	18,963	41,357	205	69,966
Doubtful	0	0	0	0	0	106	0	0	106

Total	$927,399	$557,433	$340,120	$115,368	$91,037	$98,491	$1,330,209	$2,304	$3,462,361

YTD charge-offs	0	(87)	(31)	(200)	(174)	(5,650)	(40)	0	(6,182)
YTD recoveries	0	3	30	86	34	4,154	0	0	4,307

YTD net charge-offs	$0	$(84)	$(1)	$(114)	$(140)	$(1,496)	$(40)	$0	$(1,875)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$117,042	$877,631	$528,389	$350,569	$284,900	$1,070,761	$440,663	$2,932	$3,672,887
Special Mention	0	0	0	0	220	5,246	2,206	0	7,672
Substandard	0	2,689	68	554	802	19,327	1,536	0	24,976
Doubtful	0	0	0	0	0	0	0	0	0

Total	$117,042	$880,320	$528,457	$351,123	$285,922	$1,095,334	$444,405	$2,932	$3,705,535

Current-period charge-offs	0	0	0	0	(224)	(270)	0	0	(494)
Current-period recoveries	0	0	0	0	2	878	0	0	880

Current-period net charge-offs	$0	$0	$0	$0	$(222)	$608	$0	$0	$386

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$815,693	$568,323	$383,250	$315,211	$178,101	$931,730	$455,705	$2,972	$3,650,985
Special Mention	0	0	0	223	91	12,251	2,339	0	14,904
Substandard	464	0	444	617	2,763	19,773	1,497	113	25,671
Doubtful	0	0	0	0	0	0	0	0	0

Total	$816,157	$568,323	$383,694	$316,051	$180,955	$963,754	$459,541	$3,085	$3,691,560

YTD charge-offs	0	0	(37)	(38)	(167)	(5,774)	0	0	(6,016)
YTD recoveries	0	0	0	0	3	2,384	13	0	2,400

YTD net charge-offs	$0	$0	$(37)	$(38)	$(164)	$(3,390)	$13	$0	$(3,616)

2
5

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$78,543	$866,127	$516,349	$261,445	$150,981	$91,506	$208,309	$0	$2,173,260
Special Mention	0	0	68	3,260	0	1,225	991	0	5,544
Substandard	0	304	0	341	917	5,354	406	0	7,322
Doubtful	0	0	0	0	0	0	0	0	0

Total	$78,543	$866,431	$516,417	$265,046	$151,898	$98,085	$209,706	$0	$2,186,126

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	184	0	0	184

Current-period net charge-offs	$0	$0	$0	$0	$0	$182	$0	$0	$182

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$767,351	$518,291	$278,020	$152,062	$18,371	$74,532	$192,421	$0	$2,001,048
Special Mention	0	69	3,261	0	0	1,237	995	0	5,562
Substandard	332	0	280	925	0	5,272	746	0	7,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$767,683	$518,360	$281,561	$152,987	$18,371	$81,041	$194,162	$0	$2,014,165

YTD charge-offs	0	0	0	0	(177)	(383)	0	0	(560)
YTD recoveries	0	0	0	0	133	471	0	0	604

YTD net charge-offs	$0	$0	$0	$0	$(44)	$88	$0	$0	$44

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,194	$0	$8,194
Special Mention	0	0	0	0	0	0	124	0	124
Substandard	0	0	0	0	0	0	80	0	80
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,398	$0	$8,398

Current-period charge-offs	0	0	0	0	0	0	(143)	0	(143)
Current-period recoveries	0	0	0	0	0	0	1	0	1

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(142)	$0	$(142)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,626	$0	$8,626
Special Mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	0	0	0	187	0	187
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,913	$0	$8,913

YTD charge-offs	0	0	0	0	0	0	(190)	0	(190)
YTD recoveries	0	0	0	0	0		42	0	42

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(148)	$0	$(148)

2
6

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$197,844	$458,116	$264,408	$204,698	$102,665	$8,512	$3,284	$0	$1,239,527
Special Mention	0	0	0	2	0	9	7	0	18
Substandard	0	0	0	0	0	0	0	0	0
Doubtful	0	0	0	0	0	0	0	0	0

Total	$197,844	$458,116	$264,408	$204,700	$102,665	$8,521	$3,291	$0	$1,239,545

Current-period charge-offs	0	(135)	(181)	(117)	(47)	(52)	(1)	0	(533)
Current-period recoveries	0	1	19	46	26	69	0	0	161

Current-period net charge-offs	$0	$(134)	$(162)	$(71)	$(21)	$17	$(1)	$0	$(372)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$479,933	$299,582	$237,742	$121,924	$30,288	$10,878	$3,475	$0	$1,183,822
Special Mention	0	0	2	1	0	10	8	0	21
Substandard	0	1	0	0	0	0	0	0	1
Doubtful	0	0	0	0	0	0	0	0	0

Total	$479,933	$299,583	$237,744	$121,925	$30,288	$10,888	$3,483	$0	$1,183,844

YTD charge-offs	(101)	(776)	(709)	(483)	(126)	(203)	(6)	0	(2,404)
YTD recoveries	5	86	51	101	18	186	2	0	449

YTD net charge-offs	$(96)	$(690)	$(658)	$(382)	$(108)	$(17)	$(4)	$0	$(1,955)

At March 31, 2022 and December 31, 2021, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $13,641 and $14,823, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as compared to $13 at December 31, 2021.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of
 March 31, 2022 and December 31, 2021
and for the three months ended March 31, 2022 and 2021 are presented in accordance with ASC Topic 326.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $48,764 (no allowance for credit losses) and $49,029 (net of an allowance for credit losses of $8) at March 31, 2022 and December 31, 2021, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United did not record
an allowance for credit

2
7

losses for accrued interest receivables not expected to be collected as of March 31, 2022 as compared to an allowance for credit losses of $8 as of December 31, 2021. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2022 and December 31, 2021:

	Accrued Interest Receivable
	At March 31, 2022	At December 31, 2021
Commercial Real Estate:
Owner-occupied	$3,742	$4,172
Nonowner-occupied	17,305	14,901
Other Commercial	8,544	9,335
Residential Real Estate	9,205	10,347
Construction	7,337	7,411
Consumer:
Bankcard	0	0
Other consumer	2,631	2,871

	$48,764	$49,037
Less: Allowance for credit losses	(0)	(8)

Total	$48,764	$49,029

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2022 and 2021:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended
	March 31
	2022	2021
Commercial Real Estate:
Owner-occupied	$0	$1
Nonowner-occupied	0	36
Other Commercial	1	6
Residential Real Estate	20	28
Construction	0	0
Consumer:
Bankcard	0	0
Other consumer	67	64

Total	$88	$135

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

2
8

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $36,679 and $31,442 at March 31, 2022 and December 31, 2021, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
As of March 31, 2022, the allowance for credit losses decreased from December 31, 2021 primarily due to better performance trends within the loan portfolio. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.

2
9

The first quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of inflation, supply chain issues, labor shortages and the conflict in eastern Europe when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

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

•
The forecast for real GDP shifted downward in the first quarter, from a projection of 4.00% for 2022 at the end of 2021 to 2.80% for 2022 with a more level downward future trendline as compared to the end of 2021. The unemployment rate remained fairly consistent to the end of 2021 with a steady trend expected throughout 2022 and 2023.

•
Greater risk of loss is probable in the hotel and accommodations portfolio due to weakened economic conditions brought on by the pandemic and labor shortages which resulted in a more negative forecast relative to other portfolios and a longer projected recovery period to extend into late 2023 or 2024.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Three Months Ended March 31, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$0	$216,016
Charge-offs	(31)	(0)	(273)	(494)	(2)	(143)	(533)	0	(1,476)
Recoveries	6	75	2,149	880	184	1	161	0	3,456
Provision	(1,059)	(5,566)	179	319	2,002	146	577	0	(3,402)

Ending balance	$13,359	$36,665	$80,487	$27,109	$41,579	$321	$15,074	$0	$214,594

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Allowance for Estimated Imprecision	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$0	$235,830
Allowance for PCD loans (acquired during the period)	1,241	4,363	5,009	1,192	823	0	1	0	12,629
Charge-offs	(414)	(3,531)	(6,182)	(6,016)	(560)	(190)	(2,404)	0	(19,297)
Recoveries	869	1,907	4,307	2,400	604	42	449	0	10,578
Provision	(10,607)	(9,733)	(2,840)	(297)	(549)	143	159	0	(23,724)

Ending balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$0	$216,016

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($83,407)	$0	$0	$105,165	($83,407)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,929		$5,315		$1,889,244

	December 31, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	( $82,028)	$0	$0	$105,165	( $82,028)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,881,179		$5,315		$1,886,494

United incurred amortization expense of $1,379 and $1,466 for the quarters ended March 31, 2022 and 2021, respectively.
The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2021	$1,881,179	$5,315	$1,886,494
Addition to goodwill from Community Bankers Trust acquisition	2,750	0	2,750

Goodwill at March 31, 2022	$1,883,929	$5,315	$1,889,244

The addition during the first quarter of 2022 to goodwill from the Community Bankers Trust acquisiton was due mainly to establish a reserve for income tax contingencies.
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
The

unpaid principal balances of loans serviced for others were approximately $
3,623,207
at March
31
,
2022
and $
3,698,998
at December

,
2021
.
The estimated fair value of the mortgage servicing rights was $37,740 and $27,355 at March 31, 2022 and December 31, 2021, respectively. The estimated fair value of servicing rights at March 31, 2022 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 10.98% with a weighted average discount rate of 10.61%, average constant prepayment rates (“CPR”) ranging from 8.02% to 13.24% with a weighted average prepayment rate of 9.79%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.65%. The estimated fair value of servicing rights at December 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.71% with a weighted average discount rate of 10.60%, average constant prepayment rates (“CPR”) ranging from 12.59% to 21.20% with a weighted average prepayment rate of 16.56%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.09%. Please refer to Note 15 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.

The following presents the activity in mortgage servicing rights, including their valuation allowance for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
MSRs beginning balance	$24,027	$22,338
Amount capitalized	687	3,224
Amount amortized	(1,625)	(2,161)

MSRs ending balance	$23,089	$23,401

MSRs valuation allowance beginning balance	$(883)	$(1,383)
Aggregate additions charged and recoveries credited to operations	883	0
MSRs impairment	(0)	(0)

MSRs valuation allowance ending balance	$(0)	$(1,383)

MSRs, net of valuation allowance	$23,089	$22,018

The Company did not record any temporary impairments on mortgage servicing rights for the three months ended March 31, 2022 and 2021.
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2022	March 31, 2021
Operating lease cost	Net occupancy expense	$5,129	$5,349
Sublease income	Net occupancy expense	(168)	(297)

Net lease cost		$4,961	$5,052

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$77,097	$81,942
Operating lease liabilities	Operating lease liabilities	$81,678	$86,703
Other information related to leases was as follows:

March 31, 2022
Weighted-average remaining lease term:
Operating leases	6.83 years
Weighted-average discount rate:
Operating leases	2.12%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,310	$5,446
ROU assets obtained in the exchange for lease liabilties	1,601	4,443
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2021, consists of the following as of March 31, 2022:

Year	Amount
2022	$14,371
2023	17,243
2024	12,382
2025	9,256
2026	7,947
Thereafter	26,324

Total lease payments	87,523
Less: imputed interest	(5,845)

Total	$81,678

10. SHORT-TERM BORROWINGS
At March 31, 2022 and December 31, 2021, short-term borrowings were as follows:

	As of March 31, 2022	As of December 31, 2021
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	136,370	128,844

Total short-term borrowings	$136,370	$128,844

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

United

has a $
20,000
line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a
360
day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March
31
,
2022
, United had
no
outstanding balance under this credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2022, United had an unused borrowing amount of approximately $7,668,153 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2022, $531,615 of FHLB advances with a weighted-average contractual interest rate of 0.48% and a weighted-average effective interest rate of 0.55% are scheduled to mature within the next four years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow
hedges outstanding at March 31, 2022 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2022	$520,625
2023	0
2024	0
2025	10,990
2026 and thereafter	0

Total	$531,615

At
March 31, 2022, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $4,124 in aggregate principal amount of a LIBOR-indexed floating rate subordinated note in the Community Bankers Trust merger. United also assumed $10,000 in aggregate principal amount of
fixed-to-floating
rate subordinated notes in the Carolina Financial
Corporation
acquisition. At March 31, 2022 and December 31, 2021, the outstanding balance of the subordinated notes was $9,877 and $9,872, respectively. At March 31, 202
2
 and December 31, 2021, the outstanding balance of the Debentures was $275,743 and $275,323, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,117,518 and $6,847,550 of loan commitments outstanding as of March 31, 2022 and December 31, 2021, respectively, approximately 35% of which contractually expire within one year. Excluded in the March 31, 2022 and December 31, 2021 amounts above are commitments to extend credit of $714,634 and $571,792, respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2022 and December 31, 2021, United had $17,408 and $14,774 of commercial letters of credit outstanding, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $155,933 and $164,743 as of March 31, 2022 and December 31, 2021, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,150 as of March 31, 2022 and December 31, 2021.
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
0.19%
and receive-variable 1-month LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of March 31, 2022, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $6,425 will be reclassified from AOCI as an increase to interest expense over the next 12-months following March 31, 2022 related to the cash flow hedges. As of March 31, 2022, the maximum length of time over which forecasted transactions are hedged is nine years.

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
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for asset derivatives as of March 31, 2022. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2022 and December 31, 2021.

	Asset Derivatives
	March 31, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$44,167	$136	Other assets	$0	$0

Total Fair Value Hedges		$44,167	$136		$0	$0
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$44,364	Other assets	$500,000	$21,328

Total Cash Flow Hedges		$500,000	$44,364		$500,000	$21,328

Total derivatives designated as hedging instruments		$544,167	$44,500		$500,000	$21,328

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$33,349	$430
TBA mortgage-backed securities	Other assets	546,450	11,067	Other assets	133,747	127

Interest rate lock commitments	Other assets	316,944	5,984	Other assets	467,472	10,380

Total derivatives not designated as hedging instruments		$863,394	$17,051		$634,568	$10,937

Total asset derivatives		$1,407,561	$61,551		$1,134,568	$32,265

	Liability Derivatives
	March 31, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$14,144	$84	Other liabilities	$72,447	$3,197

Total Fair Value Hedges		$14,144	$84		$72,447	$3,197

Total derivatives designated as hedging instruments		$14,144	$84		$72,447	$3,197

	Liability Derivatives
	March 31, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$38,757	$655	Other liabilities	$15,005	$36
TBA mortgage-backed securities	Oth er liabilities	0	0	Other liabilities	550,000	470
Interest rate lock commitments	Other liabilities	412,808	4,867	Other liabilities	24,743	25

Total derivatives not designated as hedging instruments		$451,565	$5,522		$589,748	$531

Total liability derivatives		$465,709	$5,606		$662,195	$3,728

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2022 and December 31, 2021.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	March 31, 2022
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$ 59,047	$ 53	$ 0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2021
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$ 73,232	$ (3,197)	$ 0
Derivative

contracts involve the risk of dealing with both bank customers and institutional derivative counterparties and their ability to meet contractual terms. Credit risk arises from the possible inability of counterparties to m eet
the terms of their contracts. United’s exposure is limited to the replacement value of the contracts rather than the notional amount of the contract. The Company’s agreements generally contain provisions that limit the unsecured exposure up to an agreed upon threshold. Additionally, the Company attempts to minimize credit risk through certain approval processes established by management.
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2022	March 31, 2021

Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(601)	$(235)
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(342)	$(223)

Total derivatives in hedging relationships		$(943)	$(458)

		Three Months Ended
	Income Statement Location	March 31, 2022	March 31, 2021
Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(1,049)	$(2,990)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	11,410	24,163
Interest rate lock commitments	Income from Mortgage Banking Activities	(3,704)	(6,991)

Total derivatives not designated as hedging instruments		$6,657	$14,182

Total derivatives		$5,714	$13,724

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level

2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2022, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at March 31, 2022. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.07% to 0.65% with a weighted average increase of 0.13%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.07% to 0.65% with a weighted average increase of 0.13%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy.

Description	Balance as of March 31, 2022	Fair Value at March 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$371,392	$0	$371,392	$0
State and political subdivisions	795,512	0	795,512	0
Residential mortgage-backed securities
Agency	1,389.535	0	1,389,535	0
Non-agency	100,097	0	100,097	0
Commercial mortgage-backed securities
Agency	627,168	0	627,168	0
Asset-backed securities	843,999	0	843,999	0
Single issue trust preferred securities	16,669	0	16,669	0
Other corporate securities	616,562	5,608	610,954	0

Total available for sale securities	4,760,934	5,608	4,755,326	0
Equity securities:
Financial services industry	205	205	0	0
Equity mutual funds (1)	6,611	6,611	0	0
Other equity securities	5,541	5,541	0	0

Total equity securities	12,357	12,357	0	0
Loans held for sale	340,040	0	31,690	308,350
Derivative financial assets:
Interest rate swap contracts	44,500	0	44,500	0
Forward sales commitments	0	0	0	0
TBA mortgage-backed securities	11,067	0	1,932	9,135

Description	Balance as of March 31, 2022	Fair Value at March 31, 2022 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate lock commitments	5,984	0	192	5,792

Total derivative financial assets	61,551	0	46,624	14,927
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	84	0	84	0
Forward sales commitments	655	0	258	397
TBA mortgage-backed securities	0	0	0	0
Interest rate lock commitments	4,867	0	169	4,698

Total derivative financial liabilities	5,606	0	511	5,095

		Fair Value at December 31, 2021 Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$0	$81,850	$0
State and political subdivisions	847,298	0	847,298	0
Residential mortgage-backed securities
Agency	1,113,774	0	1,113,774	0
Non-agency	74,545	0	74,545	0
Commercial mortgage-backed securities
Agency	639,925	0	639,925	0
Asset-backed securities	656,572	0	656,572	0
Single issue trust preferred securities	16,811	0	16,811	0
Other corporate securities	611,924	5,758	606,166	0

Total available for sale securities	4,042,699	5,758	4,036,941	0
Equity securities:
Financial services industry	187	187	0	0
Equity mutual funds (1)	6,406	6,406	0	0
Other equity securities	5,811	5,811	0	0

Total equity securities	12,404	12,404	0	0
Loans held for sale	504,416	0	40,307	464,109
Derivative financial assets:
Interest rate swap contracts	21,328	0	21,328	0
Forward sales commitments	430	0	430	0
TBA mortgage-backed securities	127	0	66	61
Interest rate lock commitments	10,380	0	936	9,444

Total derivative financial assets	32,265	0	22,760	9,505
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,197	0	3,197	0
Forward sales commitments	36	0	0	36
TBA mortgage-backed securities	470	0	0	470
Interest rate lock commitments	25	0	0	25

Total derivative financial liabilities	3,728	0	3,197	531
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2022 and the year ended December 31, 2021.
The following tables present additional information about financial assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value.

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
	March 31, 2022	December 31, 2021
Balance, beginning of period	$464,109	$654,733
Originations	803,186	4,984,363
Sales	(975,130)	(5,313,758)
Total gains or losses during the period recognized in earnings	16,185	138,771

Balance, end of period	$308,350	$464,109

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,295)	$10,506

	Derivative Financial Assets TBA Securities
	March 31, 2022	December 31, 2021
Balance, beginning of period	$61	$0
Transfers other	9,074	61

Balance, end of period	$9,135	$61

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$9,135	$61

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2022	December 31, 2021
Balance, beginning of period	$9,444	$32,011
Transfers other	(3,652)	(22,567)

Balance, end of period	$5,792	$9,444

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$5,792	$9,444

	Derivative Financial Liabilities Forward Sales Commitments
	March 31, 2022	December 31, 2021
Balance, beginning of period	$36	$0
Transfers other	361	36

Balance, end of period	$397	$36

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$397	$36

	Derivative Financial Liabilities TBA Securities
	March 31, 2022	December 31, 2021
Balance, beginning of period	$470	$0
Transfers other	(470)	470

Balance, end of period	$0	$470
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$470

	Derivative Financial Liabilities Interest Rate Lock Commitments
	March 31, 2022	December 31, 2021
Balance, beginning of period	$25	$0
Transfers other	4,673	25
Balance, end of period	$4,698	$25
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$4,698	$25
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Income from mortgage banking activities	$(11,882)	$(17,851)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2022			December 31, 2021
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$341,284	$340,040	$(1,244)	$493,340	$504,416	$11,076
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
Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (“Level 2”). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended March 31, 2022. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2021. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first three months of 2022 and 2021.

Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at March 31, 2022 and December 31, 2021, refer to Note 8 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the quarter ended March 31, 2022 and 2021.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of March 31, 2022	Carrying value at March 31, 2022			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$24,261	$0	$8,393	$15,868	$(255)
OREO	13,641	0	13,475	166	(75)
Mortgage servicing rights	37,740	0	0	37,740	883

Description	Balance as of December 31, 2021	Carrying value at December 31, 2021			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$65,431	$0	$46,830	$18,601	$(601)
OREO	14,823	0	3,209	11,614	(4,020)
Mortgage servicing rights	27,355	0	0	27,355	(629)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Cash and cash equivalents	$2,803,093	$2,803,093	$0	$2,803,093	$0
Securities available for sale	4,760,934	4,760,934	5,608	4,755,326	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,357	12,357	12,357	0	0
Other securities	246,420	234,099	0	0	234,099
Loans held for sale	340,040	340,040	0	31,690	308,350
Net loans	18,177,492	17,323,530	0	0	17,323,530
Derivative financial assets	61,551	61,551	0	46,624	14,927
Mortgage servicing rights	23,089	37,740	0	0	37,740
Deposits	23,474,301	23,455,019	0	0	23,455,019
Short-term borrowings	136,370	136,370	0	136,370	0
Long-term borrowings	817,235	775,896	0	775,896	0
Derivative financial liabilities	5,606	5,606	0	511	5,095

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021
Cash and cash equivalents	$3,758,170	$3,758,170	$0	$3,758,170	$0
Securities available for sale	4,042,699	4,042,699	5,758	4,036,941	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,404	12,404	12,404	0	0
Other securities	239,645	227,663	0	0	227,663
Loans held for sale	504,416	504,416	0	40,307	464,109
Net loans	17,807,632	17,119,202	0	0	17,119,202
Derivative financial assets	32,265	32,265	0	22,760	9,505
Mortgage servicing rights	23,144	27,355	0	0	27,355
Deposits	23,350,263	23,334,431	0	23,334,431	0
Short-term borrowings	128,844	128,844	0	128,844	0
Long-term borrowings	817,394	773,291	0	773,291	0
Derivative financial liabilities	3,728	3,728	0	3,197	531
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
Compensation expense of $2,061 and $1,688 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2022 and 2021, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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

A summary of activity under United’s stock option plans as of March
31
,
2022
, and the changes during the first three months of
2022
are presented below:

	Three Months Ended March 31, 2022
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2022	2,149,117			$32.01
Exercised	(258,574)			22.37
Forfeited or expired	(82,088)			29.51

Outstanding at March 31, 2022	1,808,455	$6,720	5.0	$33.50

Exercisable at March 31, 2022	1,637,092	$6,449	4.7	$33.40

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	395,034	$7.33
Vested	(215,926)	8.11
Forfeited or expired	(7,745)	11.35

Nonvested at March 31, 2022	171,363	$6.16

During the three months ended March 31, 2022 and 2021, 258,574 and 145,621 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2022 and 2021 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2022 and 2021 was $3,856 and $1,408 respectively.

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
The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	383,971	$35.21
Granted	154,568	36.26
Vested	(149,811)	35.79
Forfeited	(6,212)	35.85

Nonvested at March 31, 2022	382,516	$35.40

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
The following table summarizes the status of United’s nonvested RSUs during the first three months of 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	136,896	$35.65
Granted	147,511	35.46
Vested	(18,248)	37.05

Nonvested at March 31, 2022	266,159	$35.45

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2022 and 2021.
Included in accumulated other comprehensive income at December 31, 2021 are unrecognized actuarial losses of $44,370 ($34,032 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three months ended March 31, 2022 and 2021 included the following components:

	Three Months Ended March 31
	2022	2021
Service cost	$703	$750
Interest cost	1,208	1,020
Expected return on plan assets	(3,193)	(2,924)
Recognized net actuarial loss	824	1,572

Net periodic pension (benefit) cost	$(458)	$418

Weighted-Average Assumptions:
Discount Rate	3.08%	2.81%
Expected return on assets	6.25%	6.25%
Rate of Compensation Increase (prior to age 40)	5.00%	5.00%
Rate of Compensation Increase (ages 40-54)	4.00%	4.00%
Rate of Compensation Increase (prior to age 45)	n/ a	n/ a
Rate of Compensation Increase (otherwise)	3.50%	3.50%

17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2022 and 2021, the total amount of accrued interest related to uncertain tax positions was $753 and $695, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018, 2019 and 2020 and certain State Taxing authorities for the years ended December 31, 2018 through 2020.
United’s effective tax rate was 19.75% for the first quarter of 2022 and 20.50% for the first quarter of 2021.

18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31
	2022	2021
Net Income	$81,664	$106,898
Available for sale (“AFS”) securities:
Change in net unrealized loss on AFS securities arising during the period	(202,234)	(45,967)
Related income tax effect	47,121	10,710
Net reclassification adjustment for gains included in net income	(0)	(1,444)
Related income tax effect	0	336

	(155,113)	(36,365)

Net effect of AFS securities on other comprehensive income	(155,113)	(36,365)
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	22,694	19,317
Related income tax effect	(5,288)	(4,501)
Net reclassification adjustment for losses included in net income	342	223
Related income tax effect	(80)	(52)

Net effect of cash flow hedge derivatives on other comprehensive income	17,668	14,987
Pension plan:
Recognized net actuarial loss	824	1,572
Related income tax benefit	(183)	(703)

Net effect of change in pension plan asset on other comprehensive income	641	869

Total change in other comprehensive income	(136,804)	(20,509)

Total Comprehensive Income	$(55,140)	$86,389

The components of accumulated other comprehensive income for the three months ended March 31, 2022 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Three Months Ended March 31, 2022
	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$8,594	$16,359	$(29,841)	$(4,888)
Other comprehensive income before reclassification	(155,113)	17,406	0	(137,707)
Amounts reclassified from accumulated other comprehensive income	(0)	262	641	903

Net current-period other comprehensive income, net of tax	(155,113)	17,668	641	(136,804)

Balance at March 31, 2022	$(146,519)	$34,027	$(29,200)	$(141,692)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2022
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(0)		Net investment securities gains

	(0)		Total before tax
Related income tax effect	0		Income taxes

	(0)		Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$342		Interest expense

	342		Total before tax
Related income tax effect	(80)		Income taxes

	262		Net of tax

Pension plan:
Recognized net actuarial loss	824	(a)

	824		Total before tax
Related income tax effect	(183)		Income taxes

	641		Net of tax

Total reclassifications for the period	$903

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2022	2021
Distributed earnings allocated to common stock	$49,056	$45,068
Undistributed earnings allocated to common stock	32,392	61,531

Net earnings allocated to common shareholders	$81,448	$106,599

Average common shares outstanding	136,058,328	128,635,740
Common stock equivalents	376,901	255,121

Average diluted shares outstanding	136,435,229	128,890,861

Earnings per basic common share	$0.60	$0.83
Earnings per diluted common share	$0.60	$0.83

Antidilutive stock options and restricted stock outstanding of 1,143,182 for the three months ended March 31, 2022 were excluded from the earnings per diluted common share calculation as compared to 1,373,241 for the three months ended March 31, 2021.
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

United currently sponsors twenty statutory business trusts that were created for the purpose of raising funds that originally qualified for Tier I regulatory capital. As previously discussed, these trusts now are considered Tier II regulatory capital. These trusts, of which several were acquired through bank acquisitions, issued or participated in pools of trust preferred capital securities to third-party investors with the proceeds invested in junior subordinated debt securities of United. The Company, through a small capital contribution, owns 100% of the voting equity shares of each trust. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. United fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of March 31, 2022			As of December 31, 2021
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$299,720	$288,653	$11,067	$299,531	$288,499	$11,032

(1)	Represents investment in VIEs.
21. SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent. Crescent may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase rights to service loans from third parties. These rights, which are known as mortgage servicing rights, provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2022 and 2021 is as follows:

	At and For the Three Months Ended March 31, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$189,682	$2,317	$(2,125)	$1,628	$191,502
Provision for credit losses	(3,410)	0	0	0	(3,410)
Other income	24,899	23,397	(60)	(2,213)	46,023
Other expense	114,537	25,448	(227)	(585)	139,173
Income taxes	20,429	57	(388)	0	20,098

Net income (loss)	$83,025	$209	$(1,570)	$0	$81,664

Total assets (liabilities)	$29,030,100	$589,503	$39,940	$(294,032)	$29,365,511
Average assets (liabilities)	29,023,901	475,243	33,357	(187,979)	29,344,522

	At and For the Three Months Ended March 31, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$187,197	$2,650	$(2,138)	$3,251	$190,960
Provision for credit losses	143	0	0	0	143
Other income	26,388	67,507	1,521	(2,843)	92,573
Other expense	110,017	41,183	(2,681)	408	148,927
Income taxes	21,202	5,940	423	0	27,565

Net income (loss)	$82,223	$23,034	$1,641	$0	$106,898

Total assets (liabilities)	$26,625,449	$930,481	$40,862	$(566,037)	$27,030,755
Average assets (liabilities)	26,154,094	716,744	23,029	(402,751)	26,491,116

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CORONAVIRUS
(“COVID-19”)
PANDEMIC
During 2020, and to a lesser extent in 2021, the
COVID-19
pandemic had a severe disruptive impact on the U.S. and global economy. As the pandemic is ongoing and dynamic in nature, there are many uncertainties related to
COVID-19
including, among other things, the ongoing impact to our customers, employees and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). Refer to our 2021 Form
10-K
for further information regarding (i) the impact of the
COVID-19
pandemic on our operations and our results thereof, as well as the impact on our financial position and (ii) legislative and regulatory actions taken related to the
COVID-19
pandemic, particularly as they relate to the banking and financial services industry.
As the
COVID-19
pandemic continues to be
on-going,
there continues to be uncertainties related to its magnitude, duration and persistent effects. This is particularly the case with the emergence, contagiousness and threat of new and different strains of the virus as well as the availability, acceptance and effectiveness of vaccines. However, United is currently unable to fully assess or predict the extent of the effects of
COVID-19
on its operations and results in the future as the ultimate impact will depend on factors that are currently unknown and/or beyond our control.
ACQUISITION
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
The results of operations of Community Bankers Trust are included in the consolidated results of operations from its date of acquisition. As a result of the Community Bankers Trust acquisitions, the first quarter of 2022 was impacted by increased levels of average balances, income, and expense as compared to the first quarter of 2021. In addition, the first quarter of 2022 included $536 thousand of merger-related expenses from the the Community Bankers Trust acquisition. There were no merger-related expenses incurred in the first quarter of 2021.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2022, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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
United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2022 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL CONDITION
United’s total assets as of March 31, 2022 were $29.37 billion, which was an increase of $36.61 million or less than 1% from December 31, 2021. This increase was mainly due to an increase of $724.96 million or 16.88% in investment securities, and an increase of $368.44 million or 2.04% in portfolio loans. These increases in assets were mostly offset by a $955.08 million or 25.41% decrease in cash and cash equivalents and a $164.38 million or 32.59% decrease in loans held for sale. Total liabilities increased $160.10 million or less than 1% from year-end
2021. Deposits increased $124.04 million or less than 1%, accrued expenses and other liabilities increased $28.48 million or 14.56% and borrowings increased $7.37 million or less than 1%. Shareholders’ equity decreased $123.49 million or 2.62%.
The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2022 decreased $955.08 million or 25.41% from year-end
2021. In particular, interest-bearing deposits with other banks decreased $1.05 billion or 30.36% as United placed less cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in cash and cash equivalents was a $99.71 million or 35.25% increase in cash and due from banks. Federal funds sold increased $118 thousand or 12.73%. During the first three months of 2022, net cash of $283.61 million and $64.91 million were provided by operating and financing activities, respectively, while net cash of $1.30 billion was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2022 and 2021.

Securities
Total investment securities at March 31, 2022 increased $724.96 million or 16.88%. Securities available for sale increased $718.24 million or 17.77%. This change in securities available for sale reflects $1.08 billion in purchases, $151.63 million in sales, maturities and calls of securities and a decrease of $202.23 million in market value. The majority of the purchase activity was related to securities of the U.S. Treasury and obligations of U.S. Government corporations and agencies, mortgage-backed securities, and asset-backed securities. Securities held to maturity were flat from year-end
2021. Equity securities were $12.36 million at March 31, 2022, a decrease of $47 thousand or less than 1% due mainly to a net decline in fair value. Other investment securities increased $6.78 million or 2.83% from year-end
2021 due to purchases of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock as well as investment tax credits.
The following table summarizes the changes in the available for sale securities since year-end
2021:

(Dollars in thousands)	March 31 2022	December 31 2021	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$371,392	$81,850	$289,542	353.75%
State and political subdivisions	795,512	847,298	(51,786)	(6.11%)
Mortgage-backed securities	2,116,800	1,828,244	288,556	15.78%
Asset-backed securities	843,999	656,572	187,427	28.55%
Single issue trust preferred securities	16,669	16,811	(142)	(0.84%)
Corporate securities	616,562	611,924	4,638	0.76%

Total available for sale securities, at fair value	$4,760,934	$4,042,699	$718,235	17.77%

The following table summarizes the changes in the held to maturity securities since year-end
2021:

(Dollars in thousands)	March 31 2022		December 31 2021		$ Change	% Change
State and political subdivisions	$981	(1)	$981	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,001		$0	0.00%

(1)	net of allowance for credit losses of $19 thousand.
At March 31, 2022, gross unrealized losses on available for sale securities were $195.58 million. Securities with the most significant gross unrealized losses at March 31, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
As of March 31, 2022, United’s available for sale mortgage-backed securities had an amortized cost of $2.23 billion, with an estimated fair value of $2.12 billion. The portfolio consisted primarily of $1.47 billion in agency residential mortgage-backed securities with a fair value of $1.39 billion, $103.78 million in non-agency
residential mortgage-backed securities with an estimated fair value of $100.10 million, and $653.53 million in commercial agency mortgage-backed securities with an estimated fair value of $627.17 million.
As of March 31, 2022, United’s available for sale state and political subdivisions securities had an amortized cost of $838.38 million, with an estimated fair value of $795.51 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of March 31, 2022.
As of March 31, 2022, United’s available for sale corporate securities had an amortized cost of $1.51 billion, with an estimated fair value of $1.48 billion. The portfolio consisted of $17.30 million in single issue trust preferred securities with an estimated fair value of $16.67 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $856.84 million and a fair value of $844.00 million and other corporate securities, with an amortized cost of $632.22 million and a fair value of $616.56 million.

United’s available for sale single issue trust preferred securities had a fair value of $16.67 million as of March 31, 2022. Of the $16.67 million, $8.12 million or 48.65% were investment grade; $3.21 million or 19.29% were split rated; and $5.34 million or 32.06% were unrated. The two largest exposures accounted for 75.76% of the $16.67 million. These included Truist Bank at $7.28 million and Emigrant Bank at $5.34 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During the first quarter of 2022, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2022 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2022, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale were $340.04 million at March 31, 2022, a decrease of $164.38 million or 32.59% from year-end
2021. Loan sales in the secondary market exceeded originations during the first three months of 2022. Loan originations for the first three months of 2022 were $927.80 million while loans sales were $1.11 billion.
Portfolio Loans
Loans, net of unearned income, increased $368.44 million or 2.04%. Since year-end
2021, commercial, financial and agricultural loans increased $126.85 million or 1.14% as a result of a $55.30 million or less than 1 % increase in commercial real estate loans and a $71.55 million or 2.07% increase in commercial loans (not secured by real estate). Construction and land development loans increased $171.96 million or 8.54%, residential real estate loans increased $13.98 million or less than 1%, and consumer loans increased $55.19 million or 4.63% due to an increase in indirect automobile financing.
The following table summarizes the changes in the major loan classes since year-end
2021:

(Dollars in thousands)	March 31 2022	December 31 2021	$ Change	% Change
Loans held for sale	$340,040	$504,416	$(164,376)	(32.59%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,697,910	$1,733,176	$(35,266)	(2.03%)
Nonowner-occupied commercial real estate	6,047,856	5,957,288	90,568	1.52%
Other commercial loans	3,533,910	3,462,361	71,549	2.07%

Total commercial, financial, and agricultural	$11,279,676	$11,152,825	$126,851	1.14%
Residential real estate	3,705,535	3,691,560	13,975	0.38%
Construction & land development	2,186,126	2,014,165	171,961	8.54%
Consumer:
Bankcard	8,398	8,913	(515)	(5.78%)
Other consumer	1,239,545	1,183,844	55,701	4.71%

Total gross loans	$18,419,280	$18,051,307	$367,973	2.04%
Less: Unearned income	(27,194)	(27,659)	465	(1.68%)

Total Loans, net of unearned income	$18,392,086	$18,023,648	$368,438	2.04%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $57.43 million or 24.80% from
year-end
2021. Derivative assets increased $29.29 million due to an increase in fair value and deferred tax assets increased $41.98 million due to a decrease in the fair value of available-for-sale
securities. Partially offsetting these increases were decreases of $18.14 million in income tax receivable due to timing differences, $1.18 million in other real estate owned properties (“OREO”) due to sales and write downs, and $1.38 million in core deposit intangibles due to amortization.
Deposits
Deposits represent United’s primary source of funding. Total deposits at March 31, 2022 increased $124.04 million or less than 1%. In terms of composition, noninterest-bearing deposits increased $26.41 million or less than 1% while interest-bearing deposits increased $97.62 million or less than 1% from December 31, 2021.
Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $26.41 million increase in noninterest-bearing deposits was due mainly to a $99.22 million or 1.41% increase in commercial noninterest-bearing deposits. Partially offsetting this increase in commercial noninterest-bearing deposits was a decrease in public noninterest-bearing deposits of $8.42 million or 4.28% and a decrease of $62.64 million in items in-process.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts increased $88.37 billion or 2.37% since year-end
2021 as the result of increases of $52.41 million in personal NOW accounts, $12.78 million in commercial NOW accounts, and $23.18 million in public funds NOW accounts. Regular savings accounts increased $64.09 million or 3.90% mainly as a result of a $58.76 million increase in personal savings accounts and a $5.04 million increase in commercial savings accounts. Interest-bearing MMDAs increased $186.26 million or 2.93%. In particular, personal MMDAs increased $67.80 million, commercial MMDAs increased $42.03 million, brokered MMDAs increased $68.78 million, and public funds MMDAs increased $7.65 million.
Time deposits under $100,000 decreased $49.35 million or 4.79% from year-end
2021. This decrease in time deposits under $100,000 was the result of a $46.00 million decrease in fixed rate Certificates of Deposits (“CDs”) under $100,000, a $2.60 million decrease in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000, and a $2.31 million decrease in CDs under $100,000 obtained through the use of deposit listing services.
Since
year-end
2021, time deposits over $100,000 decreased $191.75 million or 11.98% as fixed rate CDs decreased $125.09 million, CDARS over $100,000 decreased $33.64 million, brokered certificates of deposits decreased $7.04 million, and public funds CDs over $100,000 decreased $25.74 million.
The table below summarizes the changes by deposit category since year-end
2021:

(Dollars in thousands)	March 31 2022	December 31 2021	$ Change	% Change
Demand deposits	$9,006,961	$8,980,547	$26,414	0.29%
Interest-bearing checking	3,822,725	3,734,355	88,370	2.37%
Regular savings	1,705,494	1,641,404	64,090	3.90%
Money market accounts	6,548,151	6,361,887	186,264	2.93%
Time deposits under $100,000	981,662	1,031,008	(49,346)	(4.79%)
Time deposits over $100,000 (1)	1,409,308	1,601,062	(191,754)	(11.98%)

Total deposits	$23,474,301	$23,350,263	$124,038	0.53%

(1)	Includes time deposits of $250,000 or more of $556,426 and $640,752 at March 31, 2022 and December 31, 2021, respectively.

Borrowings
Total borrowings at March 31, 2022 increased $7.37 million or less than 1% since year-end
2021. During the first three months of 2022, short-term borrowings increased $7.53 million or 5.84% due to an increase in securities sold under agreements to repurchase. Long-term borrowings were flat, decreasing $159 thousand or less than 1% from year-end
2021.
The table below summarizes the change in the borrowing categories since year-end
2021:

(Dollars in thousands)	March 31 2022	December 31 2021	$ Change	% Change
Short-term securities sold under agreements to repurchase	$136,370	$128,844	$7,526	5.84%
Long-term FHLB advances	531,615	532,199	(584)	(0.11%)
Subordinated debt	9,877	9,872	5	0.05%
Issuances of trust preferred capital securities	275,743	275,323	420	0.15%

Total borrowings	$953,605	$946,238	$7,367	0.78%

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at March 31, 2022 increased $28.48 million or 14.56% from year-end
2021. In particular, a $24.66 million liability owed to a derivative counterparty in relation to FHLB swaps was recorded during the first quarter of 2022. In addition, accounts payable associated with George Mason increased $8.84 million and income tax payable increased $3.18 million, both due to timing differences, while accrued mortgage escrow liabilities increased $3.90 million, and business franchise taxes increased $2.79 million. Partially offsetting these increases was a decrease of $10.03 million in incentives payables due to payments.
Shareholders’ Equity
Shareholders’ equity at March 31, 2022 was $4.60 billion, which was a decrease of $123.49 million or 2.62% from year-end
2021.
Retained earnings increased $32.40 million or 2.33% from
year-end
2021. Earnings net of dividends for the first three months of 2022 were $32.40 million.
Accumulated other comprehensive income decreased $136.80 million or 2,798.77% from year-end
2021 due to a decrease of $155.11 million in United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this decrease was a $17.67 million increase in the fair value of cash flow hedges, net of deferred income taxes. The after-tax
accretion of pension costs was $641 thousand for the first quarter of 2022.
Treasury stock increased $26.28 million or 15.41% from
year-end
2021. During the first quarter of 2022, United repurchased 710,785 shares of its common stock on the open market under a repurchase plan approved by United’s Board of Directors at a cost of $24.98 million or an average price per share of $35.15.

RESULTS OF OPERATIONS
Overview
Net income for the first quarter of 2022 was $81.66 million as compared to earnings of $106.90 million for the first quarter of 2021. Earnings for the first quarter of 2022, as compared to the first quarter of 2021, decreased primarily due to lower income from mortgage banking activities mainly as a result of the rising rate environment partially offset by lower noninterest expense associated with decreased mortgage banking production. Diluted earnings per share were $0.60 for the first quarter of 2022 and $0.83 for the first quarter of 2021.
United’s annualized return on average assets for the first three months of 2022 was 1.13% and return on average shareholders’ equity was 6.96% as compared to 1.64% and 9.97%, respectively, for the first three months of 2021. For the first three months of 2022, United’s annualized return on average tangible equity was 11.63%, as compared to 17.20% for the first three months of 2021.

	Three Months Ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$81,664	$106,898
(b) Number of days	90	90
Average Total Shareholders’ Equity (GAAP)	$4,759,780	$4,346,750
Less: Average Total Intangibles	(1,911,125)	(1,825,639)

(b) Average Tangible Equity (non-GAAP)	$2,848,655	$2,521,111
Return on Tangible Equity (non-GAAP) [(a) / (b)] x 365/ (c)	11.63%	17.20%
Net interest income for the first quarter of 2022 was relatively flat from the first quarter of 2021, increasing $542 thousand, or less than 1%, to $191.50 million from net interest income of $190.96 million for the first three months of 2021. The slight increase of $542 thousand in net interest income occurred because total interest income decreased $2.86 million while total interest expense decreased $3.40 million from the first quarter of 2021.
The provision for credit losses was a net benefit of $3.41 million for the first quarter of 2022 as compared to a provision for credit losses expense of $143 thousand for the first quarter of 2021. The decrease in the provision for credit losses was mainly due to the impact of better performance trends within the loan portfolio. Noninterest income was $46.02 million for the first three months of 2022, a decrease of $46.55 million or 50.28% from the first three months of 2021 due mainly to decreased income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market mainly the result of a rising interest rate environment. Noninterest expense for the first three months of 2022 decreased $9.75 million or 6.55% from the first three months of 2021 due mainly to lower employee compensation expense as a result of lower employee commissions, incentives and overtime related to mortgage banking production and lower OREO expense due to fewer declines in the fair value of OREO properties. Income taxes decreased $7.47 million or 27.09% for the first three months of 2022 as compared to the first three months of 2021 primarily due to lower earnings and a lower effective tax rate. The effective tax rate was 19.75% and 20.50% for the first quarter of 2022 and 2021, respectively.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the first quarter of 2022 was $83.03 million compared to net income of $82.22 million for the first quarter of 2021. The slightly higher net income within the community banking segment was due primarily to the impact of the Community Bankers Trust acquisition and a lower provision for credit losses.

Net interest income of $189.68 million for the first quarter of 2022 was an increase of $2.49 million or 1.33% from $187.20 million for the first quarter of 2021. Generally, net interest income for the first quarter of 2022 increased from the first quarter of 2021 due to an increase in average earning assets as a result of the Community Bankers Trust acquisition and lower interest expense on deposits driven by rate repricing.
The provision for credit losses was a net benefit of $3.41 million for the first quarter of 2022 as compared to a provision for credit losses expense of $143 thousand for the first quarter of 2021, a decrease of $3.55 million. As previously mentioned, the decrease was due mainly to better performance trends within the loan portfolio.
Noninterest income decreased $1.49 million for the first quarter of 2022 to $24.90 million as compared to $26.39 million for the first quarter of 2021. The decrease of $1.49 million was due mainly to declines in net gains on the sales and calls of investment securities and net gains on the sales of mortgage loans within the community banking segment. Partially offsetting these declines were increases in fees from deposit services and income from bank-owned life insurance policies (“BOLI”).
Noninterest expense was $114.54 million for the first quarter of 2022, compared to $110.02 million for the same period of 2021. The increase of $4.52 million in noninterest expense was primarily attributable to the additional employees and branch offices from the Community Bankers Trust acquisition as most major categories of noninterest expense showed increases.
Mortgage Banking
The mortgage banking segment reported net income of $209 thousand for the first quarter of 2022, compared to net income of $23.03 million for the first quarter of 2021. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $23.40 million for the first quarter of 2022, compared to $67.51 million for the first quarter of 2021. The decrease of $44.11 million in the first quarter of 2022 was due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment . Noninterest expense was $25.45 million for the first three months of 2022 as compared to $41.18 million for the first three months of 2021. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The decrease of $15.74 million in the first quarter of 2022 was due mainly to lower employee commissions, incentives and overtime related to the decreased mortgage banking production.
The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2022	March 2021	December 2021
Income Statement Summary :
Interest income	$202,795	$205,657	$195,194
Interest expense	11,293	14,697	11,516

Net interest income	191,502	190,960	183,678
Provision for credit losses	(3,410)	143	(7,405)
Other income	46,023	92,573	54,049
Other expense	139,173	148,927	151,789

Income before income taxes	101,762	134,463	93,343
Income taxes	20,098	27,565	19,491

Net income	$81,664	$106,898	$73,852

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income
Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2022 and 2021, are presented below.
Net interest income for the first quarter of 2022 was $191.50 million, which was relatively flat from the first quarter of 2021, increasing $542 thousand, or less than 1%. The $542 thousand increase in net interest income occurred because total interest income decreased $2.86 million while total interest expense decreased $3.40 million from the first quarter of 2021. On a linked-quarter basis, net interest income for the first quarter of 2022 increased $7.82 million, or 4.26%, from the fourth quarter of 2021. The $7.82 million increase in net interest income occurred because total interest income increased $7.60 million while total interest expense decreased $223 thousand from the fourth quarter of 2021.
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
Tax-equivalent
net interest income for the first quarter of 2022 was $192.61 million, which was also relatively flat from the first quarter of 2021, increasing $604 thousand, or less than 1%. The slight increase in net interest income and tax-equivalent
net interest income was primarily due to the impact of higher average earnings assets, driven by the Community Bankers Trust acquisition and lower interest expense on deposits. These increases were mostly offset by lower accretion on acquired loans, lower fee income from Paycheck Protection Program (“PPP”) loans and higher average interest-bearing deposit balances as a result of the Community Bankers Trust acquisition. Average earning assets for the first quarter of 2022 increased $2.54 billion, or 10.83% from the first quarter of 2021 due to a $1.49 billion increase in average investment securities, a $739.28 million increase in average short-term investments and a $312.46 million increase in average net loans and loans held for sale. Average interest-bearing deposits for the first quarter of 2022 increased $1.17 billion, or 8.30%, from the first quarter of 2021; however, the yield on interest-bearing deposits decreased 13 basis points from the first quarter of 2021 to 0.24% for the first quarter of 2022. The net interest spread for the first quarter of 2022 decreased 28 basis points from the first quarter of 2021 to 2.86% due to a 40 basis point decrease in the average yield on earning assets partially offset by a 12 basis point decrease in the average cost of funds. Loan accretion on acquired loans was $4.14 million and $9.80 million for the first quarter of 2022 and 2021, respectively, a decrease of $5.66 million. Net PPP loan fee income of $4.10 million was recognized in the first quarter of 2022 as compared to $11.31 million for the first quarter of 2021. The net interest margin of 2.99% for the first quarter of 2022 was a decrease of 31 basis points from the net interest margin of 3.30% for the first quarter of 2021.
On a linked-quarter basis,
tax-equivalent
net interest income for the first quarter of 2022 increased $7.90 million, or 4.28%, from the fourth quarter of 2021. The increase in net interest income and tax-equivalent
net interest income was primarily due to an increase in average earning assets due to the full-quarter impact of the Community Bankers Trust acquisition and organic growth partially offset by lower acquired loan accretion and PPP loan fee income. Average earning assets increased $1.12 billion, or 4.48%, from the fourth quarter of 2021 due to increases in average net loans and loans held for sale of $900.87 million and average securities of $796.29 million partially offset by a decrease in average short-term investments of $580.24 million. The net interest spread for the first quarter of 2022 of 2.86% increased 4 basis points from the fourth quarter of 2021 due to a 3 basis point increase in the average yield on earning assets and a 1 basis point decrease in the average cost of funds. Loan accretion on acquired loans decreased $2.10 million from the fourth quarter of 2021. Net PPP loan fee income for the first quarter of 2022 decreased $936 thousand from the fourth quarter of 2021. The net interest margin of 2.99% for the first quarter of 2022 was an increase of 5 basis points from the net interest margin of 2.94% for the fourth quarter of 2021.

United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended March 31, 2022, March 31, 2021 and December 31, 2021:

	Three Months Ended
(Dollars in thousands)	March 31 2022	March 31 2021	December 31 2021
Loan accretion	$4,139	$9,800	$6,234
Certificates of deposit	1,038	1,449	908
Long-term borrowings	159	174	166

Total	$5,336	$11,423	$7,308

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended March 31, 2022, March 31, 2021 and December 31, 2021.

	Three Months Ended
(Dollars in thousands)	March 31 2022	March 31 2021	December 31 2021
Net interest income, GAAP basis	$191,502	$190,960	$183,678
Tax-equivalent adjustment (1)	1,109	1,047	1,037

Tax-equivalent net interest income	$192,611	$192,007	$184,715

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2022 and 2021 and December 31, 2021. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2022 and 2021, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2022 and 2021. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$3,028,826	$2,329	0.31%	$2,289,545	$1,893	0.34%
Investment Securities:
Taxable	4,264,820	17,505	1.64%	2,921,295	13,526	1.85%
Tax-exempt	444,542	2,688	2.42%	294,820	1,981	2.69%

Total Securities	4,709,362	20,193	1.72%	3,216,115	15,507	1.93%
Loans, net of unearned income (2)	18,530,232	181,382	3.96%	18,237,552	189,304	4.20%
Allowance for loan losses	(216,016)			(235,795)

Net loans	18,314,216		4.01%	18,001,757		4.26%

Total earning assets	26,052,404	$203,904	3.16%	23,507,417	$206,704	3.56%

Other assets	3,292,118			2,983,699

TOTAL ASSETS	$29,344,522			$26,491,116

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$14,383,839	$8,561	0.24%	$13,184,728	$11,985	0.37%
Short-term borrowings	133,987	181	0.55%	142,155	178	0.51%
Long-term borrowings	817,363	2,551	1.27%	833,365	2,534	1.23%

Total Interest-Bearing Funds	15,335,189	11,293	0.30%	14,160,248	14,697	0.42%

Noninterest-bearing deposits	8,991,131			7,735,638
Accrued expenses and other liabilities	258,422			248,480

TOTAL LIABILITIES	24,584,742			22,144,366
SHAREHOLDERS’ EQUITY	4,759,780			4,346,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,344,522			$26,491,116

NET INTEREST INCOME		$192,611			$192,007

INTEREST SPREAD			2.86%			3.14%
NET INTEREST MARGIN			2.99%			3.30%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses
The provision for credit losses was a net benefit of $3.41 million for the first quarter of 2022 as compared to a provision for credit losses expense of $143 thousand for the first quarter of 2021. On a linked-quarter basis, the provision for credit losses for the fourth quarter of 2021 was a net benefit of $7.41 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity
securities and interest receivable on loans which are discussed in more detail in the following paragraphs.
For the quarter ended March 31, 2022, the provision for loan and lease losses was a net benefit of $3.40 million as compared to provision expense of $294 thousand for the quarter ended March 31, 2021. The lower amount of provision expense for the first quarter of 2022 compared to the first quarter of 2021 was mainly due to better performance trends within the loan portfolio to include lower historical loss rates, improvements in criticized loan totals and payoff of a large loan with a significant individual allocation as well as improved collateral values on several loans with individual allocations. Net recoveries were $1.98 million for the first quarter of 2022 compared to net charge-offs of $4.54 million for the first quarter of 2021. The lower amount of net charge-offs for 2022 as compared to 2021 was primarily due to charge-offs recognized on several large commercial credits in the first quarter of 2021. On a linked-quarter basis, the provision for loan and lease losses for the fourth quarter of 2021 was a net benefit of $7.38 million. Net charge-offs were $125 thousand for the fourth quarter of 2021. Annualized net recoveries as a percentage of average loans were (0.04%) for the first quarter of 2022 compared to annualized net charge-offs of 0.10% for the first quarter of 2021 and 0.003% for the fourth quarter of 2021, respectively.
As of March 31, 2022, nonperforming loans and leases were $79.85 million or 0.43% of loans and leases, net of unearned income as compared to $90.76 million or 0.50% of loans, net of unearned income at December 31, 2021. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $15.18 million at March 31, 2022, a decrease of $3.70 million or 19.60% from $18.88 million at year-end
2021. This decrease was primarily due to a reduction in past due mortgage and installment loans. At March 31, 2022, nonaccrual loans were $34.09 million, which was a decrease of $1.94 million or 5.37% from $36.03 million at year-end
2021. This decrease was due to the repayment of three large commercial nonaccrual loans as well as the charge-off
of three commercial relationships. Restructured loans were $30.58 million at March 31, 2022, a decrease of $5.27 million or 14.71% from $35.86 million at year-end
2021. The decrease was mainly due to the repayment of two large commercial relationships and removal of TDR status for one commercial relationship during the first quarter of 2022. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $93.50 million, including OREO of $13.64 million at March 31, 2022, represented 0.32% of total assets as compared to non-performing
assets of $105.59 million, including OREO of $14.82 million, or 0.36% of total assets at December 31, 2021.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2022, the allowance for credit losses was $251.27 million as compared to $247.46 million at December 31, 2021.
At March 31, 2022, the allowance for loan and lease losses was $214.59 million as compared to $216.02 million at December 31, 2021. The decrease in the allowance for loan and lease losses was due to improved trends within the loan portfolio that included lower historical loss rates and improvements in criticized loan totals. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.17% at March 31, 2022 and 1.20% at December 31, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 268.73% and 238.00% at March 31, 2022 and December 31, 2021, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, an adjustment was made for that factor.
The first quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to business conditions; past due, nonaccrual, and graded loans and leases; and concentrations.

•
Current conditions
– United considered the impact of inflation, supply chain issues, labor shortages and the conflict in eastern Europe when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

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

•
The forecast for real GDP shifted downward in the first quarter, from a projection of 4.00% for 2022 at the end of 2021 to 2.80% for 2022 with a more level downward future trendline as compared to the end of 2021. The unemployment rate remained fairly consistent to the end of 2021 with a steady trend expected throughout 2022 and 2023.

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
United’s review of the allowance for loan and lease losses at March 31, 2022 produced increased reserves in three of the four loan categories as compared to December 31, 2021. The real estate construction and development loan pool reserve increased $2.18 million. The residential real estate reserve increased $705 thousand. The consumer loan pool reserve increased $208 thousand. Each of these increases were primarily due to increased outstanding balances. The allowance related to the commercial, financial & agricultural loan pool decreased $4.52 million. This decrease is due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $4.38 million at March 31, 2022 and $6.53 million at December 31, 2021. In comparison to the prior year-end,
this element of the allowance decreased $2.15 million primarily due to repayment of individually assessed loans as well as improved collateral valuations.
Management believes that the allowance for credit losses of $251.27 million at March 31, 2022 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.
The provision for credit losses related to held to maturity securities for the first quarter of 2022 and 2021 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand as of March 31, 2022 and December 31, 2021. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2022 and 2021 and no allowance for credit losses on available for sale investment securities as of March 31, 2022 and December 31, 2021. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of March 31, 2022. As a result of this assessment, United released all of its remaining $8 thousand in reserves for the first quarter of 2022 as compared to the release of $151 thousand in reserves for the first quarter of 2021. The allowance for accrued interest receivables not expected to be collected as of December 31, 2021 was $8 thousand.
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
Noninterest income for the first quarter of 2022 was $46.02 million, a decrease of $46.55 million or 50.28% from the first quarter of 2021. The decrease was due mainly to a decrease in income from mortgage banking activities primarily as a result of a rising interest rate environment and a lower margin on loans sold in the secondary market. Income from mortgage banking activities totaled $19.20 million for the first quarter of 2022 compared to $65.40 million for the first quarter of 2021. The decrease of $46.19 million or 70.64% for the first quarter of 2022 was mainly due to decreased loan sales. Mortgage loan sales were $1.09 billion in the first quarter of 2022 as compared to $1.84 billion in the first quarter of 2021. Mortgage loans originated for sale were $927.80 million for the first quarter of 2022 as compared to $1.93 billion for the first quarter of 2021.
Fees from deposit services for the first quarter of 2022 increased $1.25 million or 14.07% from the first quarter of 2021. The increase was due primarily to higher income from overdraft fees and debit card fee income.
Income from bank-owned life insurance (“BOLI”) for the first quarter of 2022 was $2.19 million, an increase of $791 thousand or 56.38% from the first quarter of 2021 due to mainly to purchases of $85 million in BOLI policies since March 31, 2021 and the addition of approximately $31 million in BOLI from the Community Bankers Trust acquisition. In addition, United recognized death benefits from BOLI of $287 thousand for the first quarter of 2022.
On a linked-quarter basis, noninterest income for the first quarter of 2022 decreased $8.03 million, or 14.85%, from the fourth quarter of 2021. The decrease in noninterest income was primarily driven by a decrease of $8.13 million in income from mortgage banking activities mainly due to lower mortgage loan origination and sale volume driven by the rising interest rate environment and a lower loan pipeline valuation. BOLI income increased $971 thousand from the fourth quarter of 2021 to $2.19 million mainly due to the addition of BOLI from the Community Bankers Trust acquisition and the death benefits of $287 thousand for the first quarter of 2022. Fees from brokerage services increased $853 thousand from the fourth quarter of 2021 to $4.55 million as a result of increased volume.

Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2022 was $139.17 million, which was a decrease of $9.75 million or 6.55% from the first quarter of 2021.
Employee compensation for the first quarter of 2022 decreased $9.79 million or 13.52% when compared to the first quarter of 2021. This decrease was due mainly to lower employee commissions, incentives and overtime related to a decline in mortgage banking production partially offset by additional employees from the Community Bankers Trust acquisition.
Employee benefits expense for the first quarter of 2022 decreased $2.60 million or 16.82% from the first quarter of 2021. This decrease was primarily due to lower amounts of expense for postretirement benefits.
OREO expense for the first quarter of 2022 decreased $3.48 million or 95.94% due mainly to fewer declines in the fair value of OREO properties.
Equipment expense increased $1.29 million or 21.36% for the first quarter of 2022, as compared to the same time period in 2021. The increase was due mainly to higher maintenance costs and depreciation expense primarily due to the Community Bankers Trust acquisition.
Mortgage loan servicing expense and impairment for the first quarter of 2022 decreased $1.53 million or 48.28% from the same time period in 2021 due to the recovery of past temporary impairment and lower amortization expense of mortgage servicing rights.
Federal Deposit Insurance Corporation (“FDIC”) expense increased $673 thousand or 33.65% from the first quarter of 2021 due a higher assessment base.
Other expense for the first quarter of 2022 increased $5.07 million or 18.20% from the first quarter of 2021. Within other expenses, the most significant increases were the expense for the reserve for unfunded loan commitments of $4.46 million, consulting and legal expenses of $521 thousand and merger-related expenses associated with the Community Bankers Trust acquisition of $508 thousand.
On a linked-quarter basis, noninterest expense for the first quarter of 2022 decreased $12.62 million, or 8.31%, from the fourth quarter of 2021 primarily due to a decrease of $8.92 million in employee compensation and $3.48 million in data processing. The decrease in employee compensation was primarily due to fewer employees as well as lower employee commissions, incentives and overtime related to lower mortgage banking production. The fourth quarter of 2021 also included $2.53 million of merger-related employee compensation expenses from the Community Bankers Trust acquisition. The decrease in data processing expense was primarily due to $3.47 million of merger-related expenses associated with the Community Bankers Trust acquisition recognized in the fourth quarter of 2021.
Income Taxes
For the first quarter of 2022, income tax expense was $20.10 million as compared to $27.57 million for the first quarter of 2021. The decrease of $7.47 million was primarily due to lower earnings and a lower effective tax rate. On a linked-quarter basis, income tax expense increased $607 thousand primarily due to higher earnings partially offset by a lower effective tax rate. United’s effective tax rate was 19.75% for the first quarter of 2022, 20.50% for the first quarter of 2021 and 20.88% for the fourth quarter of 2021.
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
For the three months ended March 31, 2022, cash of $283.61 million was provided by operating activities due mainly to the addition of $164.38 million in net cash from mortgage banking activities as proceeds from the sales of mortgage loans in the secondary market exceeded originations. In addition, net income was $81.66 million for the quarter and accrued expenses increased $27.37 million. Net cash of $1.30 billion was used in investing activities which was primarily due to $936.33 million of purchases of investment securities over proceeds from sales and portfolio loan growth of $366.41 million. During the first three months of 2022, net cash of $64.91 million was provided by financing activities due primarily to net growth of $125.08 million in deposits. These funding activities were partially offset by cash dividends paid of $46.66 million and net repurchases of $26.06 million in treasury stock for the quarter. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $955.08 million for the first three months of 2022.
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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.13% at March 31, 2022 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.00%, 13.00% and 10.42%, respectively. The March 31, 2022 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.60 billion at March 31, 2022, which was a decrease of $123.49 million or 2.62% from December 31, 2021. This decrease is primarily due to a decrease of $136.80 million in accumulated other comprehensive income due mainly to an after-tax
decrease in the fair value of available for sale securities as a result of a rising interest rate environment. In addition, treasury stock increased $26.28 million or 15.41% due to the repurchase of 710,785 shares of United common stock under a stock repurchase plan approved by United’s Board of Directors in November of 2019. Partially offsetting these decreases was an increase of $32.40 million in retained earnings (net income less dividends declared).
United’s equity to assets ratio was 15.65% at March 31, 2022 as compared to 16.09% at December 31, 2021. The primary capital ratio, capital and reserves to total assets and reserves, was 16.36% at March 31, 2022 as compared to 16.79% at December 31, 2021. United’s average equity to average asset ratio was 16.22% for the first quarter of 2022 as compared to 16.41% the first quarter of 2021. All of these financial measurements reflect a financially sound position.
During the first quarter of 2022, United’s Board of Directors declared a cash dividend of $0.36 per share. Total cash dividends declared were $49.27 million for the first quarter of 2022 which was an increase of $4.01 million or 8.87% from dividends declared of $45.25 million for the first quarter of 2021.
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
The following table shows United’s estimated earnings sensitivity profile as of March 31, 2022 and December 31, 2021:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2022	December 31, 2021
+200	1.40%	4.61%
+100	1.36%	2.70%
-100	(1.59%)	(0.98%)
-200	(6.88%)	(2.42%)
At March 31, 2022, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.36% over one year as compared to an increase by 2.70% at December 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 1.40% over one year as of March 31, 2022, as compared to an increase of 4.61% as of December 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.59% over one year as of March 31, 2022 as compared to a decrease of 0.98%, over one year as of December 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.88% over one year as of March 31, 2022 as compared to a decrease of 2.42% over one year as of December 31, 2021.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.67% in year two as of March 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.57% in year two as of March 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.23% in year two as of March 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 12.97% in year two as of March 31, 2022.
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
At March 31, 2022, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $972.7 million or 44% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 5.6 years and a weighted average yield of 1.91%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 16%, or less than the price decline of a
7-
year treasury note. By comparison, the price decline of a
30-year
2.50% coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 21.1%.
United had approximately $615.9 million in fixed rate Commercial mortgage backed Securities (CMBS) with a projected yield of 2.05% and a projected average life of 5.3 years on March 31, 2022. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 8.2 years.
United had approximately $31.7 million in
15-year
mortgage backed securities with a projected yield of 2.04% and a projected average life of 4.9 years as of March 31, 2022. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 2.9 years and a weighted average maturity (WAM) of 12.5 years.
United had approximately $377.7 million in
20-year
mortgage backed securities with a projected yield of 1.80% and a projected average life of 7.1 years on March 31, 2022. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 1.1 years and a weighted average maturity (WAM) of 18.8 years.
United had approximately $181.4 million in
30-year
mortgage backed securities with a projected yield of 2.43% and a projected average life of 7.7 years on March 31, 2022. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (WALA) of 3 years and a weighted average maturity (WAM) of 25.3 years.
The remaining 2% of the mortgage related securities portfolio on March 31, 2022, included floating rate CMO, CMBS and mortgage backed securities.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2022 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended March 31, 2022, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, please refer to United’s Annual Report on Form
10-K
for the year ended December 31, 2021 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form
10-K
are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended March 31, 2022 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2022	0	$00.00	0	3,033,796
2/01 – 2/28/2022	30,088	$35.84	0	3,033,796
3/01 – 3/31/2022	710,785	$35.15	710,785	2,323,011

Total	740,873	$35.18	710,785

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2022 – 30,085 shares at an average price of $35.84 were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2022, the following shares were purchased for the deferred compensation plan: February 2022 – 3 shares at an average price of $37.91.

(3)
In October 2019, United’s Board of Directors approved a repurchase plan to repurchase up to 4,000,000 shares of United’s common stock on the open market (the “2019 Plan”). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.
Item 6. EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

Exhibit No.	Description

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: May 10, 2022	/s/ Richard M. Adams, Jr.
Richard M. Adams, Jr.
Chief Executive Officer

Date: May 10, 2022	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer