Form 10-Q
period 2022-06-30
UNITED BANKSHARES INC/WV
filed 2022-08-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
, 2022
, the registrant had
134,592,185
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES
FORM
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2022 and December 31, 2021, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30 2022	December 31 2021
Assets
Cash and due from banks	$352,790	$282,878
Interest-bearing deposits with other banks	1,304,649	3,474,365
Federal funds sold	1,047	927

Total cash and cash equivalents	1,658,486	3,758,170
Securities available for sale at estimated fair value (amortized cost-$5,153,285 at June 30, 2022 and $4,031,494 at December 31, 2021, allowance for credit losses of $0 at June 30, 2022 and December 31, 2021)	4,812,704	4,042,699
Securities held to maturity, net of allowance for credit losses of $18 at June 30, 2022 and $19 at December 31, 2021 (estimated fair value-$1,020 at June 30, 2022 and December 31, 2021)	1,002	1,001
Equity securities at estimated fair value	13,513	12,404
Other investment securities	246,399	239,645
Loans held for sale measured using fair value option	220,689	504,416
Loans and leases	18,994,125	18,051,307
Less: Unearned income	(23,730)	(27,659)

Loans and leases, net of unearned income	18,970,395	18,023,648
Less: Allowance for loan and lease losses	(213,729)	(216,016)

Net loans and leases	18,756,666	17,807,632
Bank premises and equipment	197,633	197,220
Operating lease right-of-use assets	75,143	81,942
Goodwill	1,888,889	1,886,494
Mortgage servicing rights, net of valuation allowance of $0 at June 30, 2022 and $883 at December 31, 2021	22,593	23,144
Bank-owned life insurance (“BOLI”)	473,470	478,067
Accrued interest receivable, net of allowance for credit losses of $0 at June 30, 2022 and $8 at December 31, 2021	71,035	64,512
Other assets	339,674	231,556

TOTAL ASSETS	$28,777,896	$29,328,902

Liabilities
Deposits:
Noninterest-bearing	$9,030,939	$8,980,547
Interest-bearing	13,995,710	14,369,716

Total deposits	23,026,649	23,350,263
Borrowings:
Securities sold under agreements to repurchase	128,242	128,844
Federal Home Loan Bank (“FHLB”) borrowings	510,918	532,199
Other long-term borrowings	286,043	285,195
Reserve for lending-related commitments	42,579	31,442
Operating lease liabilities	79,787	86,703
Accrued expenses and other liabilities	216,628	195,628

TOTAL LIABILITIES	24,290,846	24,610,274
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-141,846,451 and 141,360,266 at June 30, 2022 and December 31, 2021, respectively, including 7,265,805 and 4,967,508 shares in treasury at June 30, 2022 and December 31, 2021, respectively	354,616	353,402
Surplus	3,159,928	3,149,955
Retained earnings	1,470,244	1,390,777
Accumulated other comprehensive loss	(247,357)	(4,888)
Treasury stock, at cost	(250,381)	(170,618)

TOTAL SHAREHOLDERS’ EQUITY	4,487,050	4,718,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,777,896	$29,328,902

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$196,165	$182,741	$377,002	$371,414
Interest on federal funds sold and other short-term investments	4,841	1,757	7,170	3,650
Interest and dividends on securities:
Taxable	24,558	13,846	42,063	27,372
Tax-exempt	2,207	1,842	4,331	3,407

Total interest income	227,771	200,186	430,566	405,843
Interest expense
Interest on deposits	9,751	11,012	18,312	22,997
Interest on short-term borrowings	237	182	418	360
Interest on long-term borrowings	2,880	2,475	5,431	5,009

Total interest expense	12,868	13,669	24,161	28,366

Net interest income	214,903	186,517	406,405	377,477
Provision for credit losses	(1,807)	(8,879)	(5,217)	(8,736)

Net interest income after provision for credit losses	216,710	195,396	411,622	386,213
Other income
Fees from trust services	4,294	4,193	8,421	7,956
Fees from brokerage services	4,115	3,654	8,667	7,977
Fees from deposit services	10,830	9,396	20,978	18,292
Bankcard fees and merchant discounts	1,671	1,368	3,050	2,432
Other service charges, commissions, and fees	785	775	1,544	1,534
Income from bank-owned life insurance	4,120	1,658	6,314	3,061
Income from mortgage banking activities	12,445	36,943	31,648	102,338
Mortgage loan servicing income	2,328	2,386	4,715	4,741
Net investment securities gains	1,182	24	931	2,633
Other income	1,838	2,467	3,365	4,480

Total other income	43,608	62,864	89,633	155,444
Other expense
Employee compensation	62,632	68,557	125,253	140,969
Employee benefits	12,047	14,470	24,898	29,920
Net occupancy expense	11,206	10,101	22,393	21,042
Other real estate owned (“OREO”) expense	46	496	228	4,055
Net gains on the sales of OREO properties	(454)	(106)	(487)	(33)
Equipment expense	7,310	5,830	14,645	11,874
Data processing expense	7,549	6,956	14,920	13,982
Mortgage loan servicing expense and impairment	1,783	3,599	3,426	6,776
Bankcard processing expense	488	478	912	878
FDIC insurance expense	3,004	1,800	5,677	3,800
Other expense	35,563	26,788	68,484	54,640

Total other expense	141,174	138,969	280,349	287,903

Income before income taxes	119,144	119,291	220,906	253,754
Income taxes	23,531	24,455	43,629	52,020

Net income	$95,613	$94,836	$177,277	$201,734

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Earnings per common share:
Basic	$0.71	$0.73	$1.31	$1.56

Diluted	$0.71	$0.73	$1.30	$1.56

Average outstanding shares:
Basic	134,623,061	128,750,851	135,336,729	128,693,616
Diluted	134,863,650	129,033,988	135,634,398	128,946,280
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$95,613	$94,836	$177,277	$201,734
Change in net unrealized (loss) gain on available-for-sale (“AFS”) securities, net of tax	(114,707)	13,837	(269,820)	(22,528)
Change in net unrealized gain (loss) on cash flow hedge, net of tax	8,402	(6,044)	26,070	8,943
Change in pension plan assets, net of tax	640	869	1,281	1,738

Comprehensive (loss) income, net of tax	$(10,052)	$103,498	$(65,192)	$189,887

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2022
	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss, net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss, net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	354,458	3,156,101	1,423,175	(141,692)	(196,902)	4,595,140
Comprehensive income:
Net income	0	0	0	95,613	0	0	95,613
Other comprehensive loss , net of tax	0	0	0	0	(105,665)	0	(105,665)

Total comprehensive loss , net of tax							(10,052)
Stock based compensation expense	0	0	2,543	0	0	0	2.543
Purchase of treasury stock (1,548,767 shares)	0	0	0	0	0	(53,391)	(53,391)
Cash dividends ($0.36 per share)	0	0	0	(48,544)	0	0	(48,544)
Stock grant forfeiture (2,445 shares)	0	0	88	0	0	(88)	0
Net issuance of common stock under stock-based compensation plans (63,419 shares)	63,419	158	1,196	0	0	0	1,354

Balance at June 30, 2022	141,846,451	$354,616	$3,159,928	$1,470,244	$(247,357)	$(250,381)	$4,487,050

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2021
	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Net issuance of common stock under stock-based compensation plans (326,522 shares)	326,522	817	2,648	0	0	0	3,465

Balance at March 31, 2021	134,135,896	335,340	2,898,807	1,267,039	1,861	(170,349)	4,332,698
Comprehensive income:
Net income	0	0	0	94,836	0	0	94,836
Other comprehensive income, net of tax	0	0	0	0	8,662	0	8,662

Total comprehensive income, net of tax							103,498
Stock based compensation expense	0	0	1,892	0	0	0	1,892
Cash dividends ($0.35 per share)	0	0	0	(45,268)	0	0	(45,268)
Stock grant forfeiture (1,971 shares)	0	0	73	0	0	(73)	0
Net issuance of common stock under stock-based compensation plans (29,767 shares)	29,767	74	819	0	0	0	893

Balance at June 30, 2021	134,165,663	$335,414	$2,901,591	$1,316,607	$10,523	$(170,422)	$4,393,713

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended
	June 30
	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$490,018	$351,959
INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	0	215
Proceeds from sales of securities available for sale	219	39,294
Proceeds from maturities and calls of securities available for sale	302,323	361,699
Purchases of securities available for sale	(1,434,105)	(759,335)
Proceeds from sales of equity securities	349	1,250
Purchases of equity securities	(1,891)	(1,305)
Proceeds from sales and redemptions of other investment securities	3,182	7,558
Purchases of other investment securities	(15,614)	(14,199)
Purchases of bank-owned life insurance policies	0	(50,000)
Redemption of bank-owned life insurance policies	9,395	0
Purchases of bank premises and equipment	(6,125)	(6,537)
Proceeds from sales of bank premises and equipment	844	1,560
Proceeds from the sales of OREO properties	2,507	2,703
Net change in loans	(939,329)	710,855

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,078,245)	293,758

FINANCING ACTIVITIES
Cash dividends paid	(95,942)	(90,715)
Acquisition of treasury stock	(79,452)	(11,210)
Proceeds from exercise of stock options	6,377	4,361
Repayment of long-term Federal Home Loan Bank borrowings	(20,000)	(550,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	500,000
Changes in:
Deposits	(321,838)	984,730
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(602)	(14,555)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(511,457)	822,611

(Decrease) Increase in cash and cash equivalents	(2,099,684)	1,468,328
Cash and cash equivalents at beginning of year	3,758,170	2,209,068

Cash and cash equivalents at end of period	$1,658,486	$3,677,396

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$1,131	$2,261
Transfers of loans to bank premises and equipment	4,541	0
Acquisitions:
Assets acquired, net of cash	(345)	(7,190)
Liabilities assumed	2,050	6,002
Goodwill	2,395	13,192
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
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2022 and 2021 and for the three-month and six-month
periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2021 Annual Report on Form
10-K,
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
New Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022
-
03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.”
ASU 2022-03
clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.
ASU 2022-03
also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions.
ASU 2022-03
will be effective for United on January 1, 2024 though early adoption is permitted. The adoption of
ASU 2022-03
is not expected to have a material impact on the Company’s financial condition or results of operations.
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
In January 2021, the FASB issued ASU
No. 2021-01,
“Reference Rate Reform (Topic 848).” This update to ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” refines the scope of ASC Topic 848 and permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by change in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU
No. 2021-01
is effective for public business entities upon issuance through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, United took steps to ensure that no new contracts using LIBOR are originated after December 31, 2021. At this time, United is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
and Southeast footprints. As of the Acquisition Date, Community Bankers Trust had $1,788,013 in total assets, $1,282,997 in loans and leases, net of unearned income and $1,517,502 in deposits.
The aggregate purchase price was $260,304, including common stock valued at $252,321, stock options assumed valued at $7,958, and cash paid for fractional shares of $25. The number of shares issued in the transaction was 7,135,771, which were valued based on the closing market price of $35.36 for United’s common shares on December 3, 2021. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill and core deposit intangibles of $78,849 and $3,398, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Community Bankers Trust. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.

Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Community Bankers Trust acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Community Bankers Trust. As a result of the merger, United recorded preliminary fair value discounts of $7,744 on the loans and leases acquired, $230 on land acquired, $50 on OREO properties acquired and $415 on a trust preferred issuance, and premiums of $6,766 on investment securities acquired, $492 on buildings acquired, $2,741 on interest-bearing deposits, and $457 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $25,920 on the loans and commitments acquired split between $12,788 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $13,132 for non-PCD loans recorded to the provision for credit losses. The discounts and premium amounts, except for discount on the land, OREO and FHLB advances acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. The FHLB advances acquired were subsequently repaid prior to year-end. At June 30, 2022, the discount on the trust preferred issuance had an estimated remaining life of 11.75 years and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.75 years, and 4.75 years, respectively.

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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $
3,559
at the Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of
5.5
years. For
non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of
5.6
years. The total fair value mark on the
non-PCD
loans and leases at the Acquisition Date was $
4,186
. At the Acquisition Date, an initial allowance for expected credit losses of $
12,288
was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
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

The consideration paid for Community Bankers Trust’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Acquisition Date were as follows:

Purchase price:
Value of common shares issued (7,135,771 shares)	$252,321
Fair value of stock options assumed	7,958
Cash for fractional shares	25

Total purchase price	260,304

Identifiable assets:
Cash and cash equivalents	39,445
Investment securities	395,249
Net loans and leases	1,280,016
Premises and equipment	25,857
Operating lease right-of-use asset	8,127
Core deposit intangible	3,398
Other assets	50,851

Total identifiable assets	$1,802,943

Identifiable liabilities :
Deposits	$1,520,243
Short-term borrowings	26,755
Long-term borrowings	51,500
Operating lease liability	8,127
Other liabilities	14,863

Total identifiable liabilities	1,621,488

Preliminary fair value of net assets acquired including identifiable intangible assets	181,455

Preliminary resulting goodwill	$78,849

The following table presents certain unaudited pro forma information for the results of operations for the first six months of 2021, as if the Merger had occurred on January 1, 2021. These results combine the historical results of Community Bankers Trust into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Community Bankers Trust’s provision for credit losses for the first six months of 2021 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2021. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Six Months Ended June 30, 2021
Total Revenues (1)	$569,847
Net Income	217,723

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	June 30, 2022
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$502,730	$534	$10,008	$0	$493,256
State and political subdivisions	836,622	240	85,785	0	751,077
Residential mortgage-backed securities
Agency	1,424,937	178	130,114	0	1,295,001
Non-agency	114,692	198	6,252	0	108,638
Commercial mortgage-backed securities
Agency	686,470	17	44,897	0	641,590
Asset-backed securities	953,347	15	35,738	0	917,624
Single issue trust preferred securities	17,316	2	1,115	0	16,203
Other corporate securities	617,171	141	27,997	0	589,315

Total	$5,153,285	$1,325	$341,906	$0	$4,812,704

	December 31, 2021
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$82,136	$51	$337	$0	$81,850
State and political subdivisions	831,499	19,608	3,809	0	847,298
Residential mortgage-backed securities
Agency	1,120,423	9,173	15,822	0	1,113,774
Non-agency	74,965	306	726	0	74,545
Commercial mortgage-backed securities
Agency	633,802	12,731	6,608	0	639,925
Asset-backed securities	659,830	49	3,307	0	656,572
Single issue trust preferred securities	17,291	146	626	0	16,811
Other corporate securities	611,548	3,558	3,182	0	611,924

Total	$4,031,494	$45,622	$34,417	$0	$4,042,699

United excludes accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $20,039 and $15,353 at June 30, 2022 and December 31, 2021, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2022 and December 31, 2021.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$383,535	$10,005	$170	$3	$383,705	$10,008
State and political subdivisions	670,707	76,647	40,051	9,138	710,758	85,785
Residential mortgage-backed securities
Agency	1,051,557	93,467	216,233	36,647	1,267,790	130,114
Non-agency	67,293	3,187	17,347	3,065	84,640	6,252
Commercial mortgage-backed securities
Agency	541,440	27,157	92,340	17,740	633,780	44,897
Asset-backed securities	776,828	30,045	134,998	5,693	911,826	35,738
Single issue trust preferred securities	0	0	13,123	1,115	13,123	1,115
Other corporate securities	487,011	26,433	30,839	1,564	517,850	27,997

Total	$3,978,371	$266,941	$545,101	$74,965	$4,523,472	$341,906

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,106	$334	$213	$3	$75,319	$337
State and political subdivisions	223,754	2,872	24,067	937	247,821	3,809
Residential mortgage-backed securities
Agency	680,320	13,167	71,392	2,655	751,712	15,822
Non-agency	55,336	726	0	0	55,336	726
Commercial mortgage-backed securities
Agency	136,071	2,912	70,543	3,696	206,614	6,608
Asset-backed securities	532,373	2,620	82,222	687	614,595	3,307
Single issue trust preferred securities	0	0	13,594	626	13,594	626
Other corporate securities	307,912	3,182	0	0	307,912	3,182

Total	$2,010,872	$25,813	$262,031	$8,604	$2,272,903	$34,417

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Proceeds from sales and calls	$150,915	$131,464	$302,542	$400,993
Gross realized gains	0	0	0	1,542
Gross realized losses	0	0	0	98

At June 30, 2022, gross unrealized losses on available for sale securities were $341,906 on 1,374 securities of a total portfolio of 1,543 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Management believes the significant amount of gross unrealized losses on available for sale securities at June 30, 2022 was primarily the result of rising interest rates and does not reflect any expected credit losses.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $836,622 at June 30, 2022. As of June 30, 2022, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2022. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at June 30, 2022.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,111,407 at June 30, 2022. Of the $2,111,407 amount, $686,470 was related to agency commercial mortgage-backed securities and $1,424,937 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2022.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $114,692 at June 30, 2022. Of the $114,692, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2022.
Asset-backed securities
As of June 30, 2022, United’s asset-backed securities portfolio had a total amortized cost balance of $953,347. 100% of the portfolio was investment grade rated as of June 30, 2022. Approximately 31% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 69% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio for the second quarter of 2022, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2022 consisted of $8,461 in investment grade bonds, $3,078 in split rated bonds, and $5,777 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2022, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of June 30, 2022, United’s other corporate securities portfolio had a total amortized cost balance of $617,171. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $617,171 total amortized cost balance, 96% was investment grade rated, 2% was below investment grade rated, 1% was split rated, and 1% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at June 30, 2022.
The amortized cost and estimated fair value of securities available for sale at June 30, 2022 and December 31, 2021 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2022		December 31, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$292,926	$290,619	$126,032	$126,564
Due after one year through five years	965,407	943,395	661,627	670,298
Due after five years through ten years	986,624	901,478	940,031	941,640
Due after ten years	2,908,328	2,677,212	2,303,804	2,304,197

Total	$5,153,285	$4,812,704	$4,031,494	$4,042,699

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions and mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $13,513 at June 30, 2022 and $12,404 at December 31, 2021.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net gains recognized during the period on equity securities sold	$0	$0	$0	$788
Unrealized gains recognized during the period on equity securities still held at period end	6	24	25	51
Unrealized losses recognized during the period on equity securities still held at period end	(188)	0	(458)	(105)

Net (losses) gains recognized during the period	$(182)	$24	$(433)	$734

Other investment securities
During the second quarter of 2022, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2022 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the fair value of its cost method securities

The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,636,234 and $1,871,328 at June 30, 2022 and December 31, 2021, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2022	December 31, 2021
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,713,972	$1,733,176
Nonowner-occupied commercial real estate	5,955,839	5,957,288
Other commercial	3,481,156	3,462,361

Total commercial, financial & agricultural	11,150,967	11,152,825
Residential real estate	4,104,848	3,691,560
Construction & land development	2,395,284	2,014,165
Consumer:
Bankcard	8,651	8,913
Other consumer	1,334,375	1,183,844
Less: Unearned income	(23,730)	(27,659)

Total gross loans	$18,970,395	$18,023,648

The table above does not include loans held for sale of $220,689 and $504,416 at June 30, 2022 and December 31, 2021, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $25,430 and $32,990 at June 30, 2022 and December 31, 2021, respectively.
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief , primarily deferral of payments, to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program ended on January 1, 2022. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of June 30, 2022, United has 40 eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act on $2,031 of loans outstanding, compared to 188 eligible loan modifications in deferral on $18,039 of loans outstanding at December 31, 2021.
As of June 30, 2022, United had TDRs of $25,504 as compared to $35,856 as of December 31, 2021. Of the $25,504 aggregate balance of TDRs at June 30, 2022, $11,298 was on nonaccrual, $3,162 was 90 days or more past due and $140 was
30-89
days past due. Of the $35,856 aggregate balance of TDRs at December 31, 2021, $22,421 was on nonaccrual and $102 was 90 days or more days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of June 30, 2022, there was a commitment to lend additional funds of $49 to a debtor owing a receivable whose terms have been modified in a TDR. During the first six months of 2022, advances of $65 were made to this debtor under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at June 30, 2022 and December 31, 2021 and the reasons for modification:

Reason for modification	June 30, 2022	December 31, 2021
Interest rate reduction	$2,181	$3,163
Interest rate reduction and change in terms	1,243	1,412
Concession of principal and term	17	19
Extended maturity	4,752	4,831
Transfer of asset	0	5,407
Change in terms	17,311	21,024

Total	$25,504	$35,856

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended June 30, 2022 and 2021, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	June 30, 2022			June 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	0	$0	$0	0	$0	$0
Nonowner-occupied	0	0	0	1	5,413	5,364
Other commercial	1	132	131	1	181	181
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	1	$132	$131	2	$5,594	$5,545

The following table sets forth United’s troubled debt restructurings that have been restructured during the six months ended June 30, 2022 and 2021, segregated by class of loans:

	Troubled Debt Restructurings For the Six Months Ended
	June 30, 2022			June 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$2,801	$2,750	1	$940	$1,106
Nonowner-occupied	0	0	0	2	6,350	6,292
Other commercial	1	132	131	1	181	181
Residential real estate	0	0	0	0	0	0
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	2	$2,933	$2,881	4	$7,471	$7,579

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the three and six months ended June 30, 2022 and 2021, segregated by the reason for modification:

	Three Months Ended June 30		Six Months Ended June 30
Reason for modification	2022	2021	2022	2021
Interest rate reduction	$0	$0	$0	$0
Interest rate reduction and change in terms	131	0	131	0
Forgiveness of principal	0	0	0	0
Concession of principal and termp	0	0	0	0
Transfer of asset	0	5,545	0	5,545
Extended maturity	0	0	0	2,034
Change in terms	0	0	2,750	0

Total	$131	$5,545	$2,881	$7,579

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2022 and had charge-offs during the six months ended June 30, 2022. No charge-offs were recorded during the three months ended June 30, 2022. The recorded investment amounts presented were as of the June 30, 2022 balance sheet date.

	Six Months Ended June 30, 2022
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	1	108
Residential real estate	0	0
Construction & land development	0	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	1	$108

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended June 30, 2021 and had charge-offs during the three and six months ended June 30, 2021. The recorded investment amounts presented were as of the June 30, 2021 balance sheet date.

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	0	0
Residential real estate	1	0	1	0
Construction & land development	1	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$0	3	$0

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:

Age Analysis of Past Due Loans and Leases As of June 30, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,491	$11,264	$17,755	$1,696,217	$1,713,972	$2,873
Nonowner-occupied	15,290	10,892	26,182	5,929,657	5,955,839	1,506
Other commercial	42,699	9,196	51,895	3,429,261	3,481,156	1,919
Residential real estate	20,506	23,448	43,954	4,060,894	4,104,848	9,994
Construction & land development	5,121	655	5,776	2,389,508	2,395,284	0
Consumer:
Bankcard	44	43	87	8,564	8,651	43
Other consumer	22,661	3,791	26,452	1,307,923	1,334,375	3,270

Total	$112,812	$59,289	$172,101	$18,822,024	$18,994,125	$19,605

Age Analysis of Past Due Loans and Leases As of December 31, 2021
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$7,522	$13,325	$20,847	$1,712,329	$1,733,176	$611
Nonowner-occupied	5,791	18,829	24,620	5,932,668	5,957,288	545
Other commercial	21,444	15,883	37,327	3,425,034	3,462,361	6,569
Residential real estate	19,488	23,495	42,983	3,648,577	3,691,560	8,241
Construction & land development	6,599	3,096	9,695	2,004,470	2,014,165	383
Consumer:
Bankcard	100	187	287	8,626	8,913	187
Other consumer	17,264	2,615	19,879	1,163,965	1,183,844	2,445

Total	$78,208	$77,430	$155,638	$17,895,669	$18,051,307	$18,981

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At June 30, 2022			At December 31, 2021
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$8,391	$8,391	$2,873	$12,714	$12,714	$611
Nonowner-occupied	9,386	9,386	1,506	18,284	18,284	545
Other Commercial	7,277	5,894	1,919	9,314	8,261	6,569
Residential Real Estate	13,454	12,667	9,994	15,254	14,298	8,241
Construction	655	655	0	2,713	2,713	383
Consumer:
Bankcard	0	0	43	0	0	187
Other consumer	521	521	3,270	170	170	2,445

Total	$39,684	$37,514	$19,605	$58,449	$56,440	$18,981

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2022 and 2021.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2022 and December 31, 2021:

	Collateral Dependent Loans and Leases
	At June 30, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$28	$0	$7,734	$9,459	$17,221
Nonowner-occupied	3,393	0	0	2,809	18,557	24,759
Other commercial	2,093	5,011	0	0	428	7,532
Residential real estate	13,295	0	0	0	0	13,295
Construction & land development	0	0	1,520	0	334	1,854
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$18,781	$5,039	$1,520	$10,543	$28,778	$64,661

	Collateral Dependent Loans and Leases
	At December 31, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$38	$0	$9,775	$11,223	$21,036
Nonowner-occupied	7,085	0	703	8,665	52,299	68,752
Other commercial	2,093	15,225	0	0	732	18,050
Residential real estate	16,749	0	0	0	0	16,749
Construction & land development	0	0	4,770	0	1,103	5,873
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,927	$15,263	$5,473	$18,440	$65,357	$130,460

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:

Commercial Real Estate – Owner-occupied
As of June 30, 2022	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$130,241	$334,991	$300,384	$139,810	$121,248	$598,569	$39,519	$376	$1,665,138
Special Mention	0	310	531	504	2,947	20,524	943	0	25,759
Substandard	0	633	47	28	651	21,188	0	239	22,786
Doubtful	0	0	0	0	0	289	0	0	289

Total	$130,241	$335,934	$300,962	$140,342	$124,846	$640,570	$40,462	$615	$1,713,972

Current-period charge-offs	0	0	0	0	0	(31)	0	0	(31)
Current-period recoveries	0	0	0	0	0	465	0	0	465

Current-period net charge-offs	$0	$0	$0	$0	$0	$434	$0	$0	$434

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$319,007	$310,893	$161,075	$135,472	$168,874	$539,640	$39,117	$401	$1,674,479
Special Mention	0	0	51	5,399	712	20,672	959	0	27,793
Substandard	0	55	38	661	1,304	27,458	839	244	30,599
Doubtful	0	0	0	0	0	305	0	0	305

Total	$319,007	$310,948	$161,164	$141,532	$170,890	$588,075	$40,915	$645	$1,733,176

YTD charge-offs	0	0	0	0	(44)	(370)	0	0	(414)
YTD recoveries	0	0	0	0	13	856	0	0	869

YTD net charge-offs	$0	$0	$0	$0	$(31)	$486	$0	$0	$455

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$747,959	$1,495,714	$780,303	$612,860	$403,475	$1,556,089	$123,280	$152	$5,719,832
Special Mention	604	0	2,916	82,777	5,698	22,995	0	0	114,990
Substandard	0	0	697	34,079	28,230	58,011	0	0	121,017
Doubtful	0	0	0	0	0	0	0	0	0

Total	$748,563	$1,495,714	$783,916	$729,716	$437,403	$1,637,095	$123,280	$152	$5,955,839

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	115	0	0	115

Current-period net charge-offs	$0	$0	$0	$0	$0	$115	$0	$0	$115

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$1,558,474	$925,508	$707,570	$460,660	$397,003	$1,490,548	$102,561	$2,039	$5,644,363
Special Mention	819	2,953	113,655	5,826	372	40,534	2,793	0	166,952
Substandard	0	714	13,042	28,411	1,095	102,711	0	0	145,973
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,559,293	$929,175	$834,267	$494,897	$398,470	$1,633,793	$105,354	$2,039	$5,957,288

YTD charge-offs	0	0	0	0	0	(3,531)	0	0	(3,531)
YTD recoveries	0	0	0	0	0	1,907	0	0	1,097

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,624)	$0	$0	$(1,624)

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$567,622	$697,587	$432,390	$284,419	$89,628	$291,631	$928,405	$1,795	$3,293,477
Special Mention	14,698	3,308	421	2,510	2,029	3,714	102,288	50	129,018
Substandard	4	82	203	770	7,025	12,259	38,092	125	58,560
Doubtful	0	0	0	0	101	0	0	0	101

Total	$582,324	$700,977	$433,014	$287,699	$98,783	$307,604	$1,068,785	$1,970	$3,481,156

Current-period charge-offs	0	(31)	0	(200)	(9)	(554)	0	0	(794)
Current-period recoveries	0	0	0	4	705	2,629	0	0	3,338

Current-period net charge-offs	$0	$(31)	$0	$(196)	$696	$2,075	$0	$0	$2,544

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$924,726	$557,422	$306,945	$107,426	$87,090	$76,032	$1,211,865	$2,038	$3,273,544
Special Mention	1,880	0	31,614	3,012	1,801	3,390	76,987	61	118,745
Substandard	793	11	1,561	4,930	2,146	18,963	41,357	205	69,966
Doubtful	0	0	0	0	0	106	0	0	106

Total	$927,399	$557,433	$340,120	$115,368	$91,037	$98,491	$1,330,209	$2,304	$3,462,361

YTD charge-offs	0	(87)	(31)	(200)	(174)	(5,650)	(40)	0	(6,182)
YTD recoveries	0	3	30	86	34	4,154	0	0	4,307

YTD net charge-offs	$0	$(84)	$(1)	$(114)	$(140)	$(1,496)	$(40)	$0	$(1,875)

Residential Real Estate

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$820,260	$851,239	$500,110	$317,301	$264,524	$878,279	$439,679	$2,891	$4,074,283
Special Mention	0	0	0	0	221	5,055	2,079	0	7,355
Substandard	0	1,654	69	449	649	18,897	1,492	0	23,210
Doubtful	0	0	0	0	0	0	0	0	0

Total	$820,260	$852,893	$500,179	$317,750	$265,394	$902,231	$443,250	$2,891	$4,104,848

Current-period charge-offs	0	(735)	0	0	(224)	(313)	0	0	(1,272)
Current-period recoveries	0	0	0	0	14	1,044	1	0	1,059

Current-period net charge-offs	$0	$(735)	$0	$0	$(210)	$731	$1	$0	$(213)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$815,693	$568,323	$383,250	$315,211	$178,101	$931,730	$455,705	$2,972	$3,650,985
Special Mention	0	0	0	223	91	12,251	2,339	0	14,904
Substandard	464	0	444	617	2,763	19,773	1,497	113	25,671
Doubtful	0	0	0	0	0	0	0	0	0

Total	$816,157	$568,323	$383,694	$316,051	$180,955	$963,754	$459,541	$3,085	$3,691,560

YTD charge-offs	0	0	(37)	(38)	(167)	(5,774)	0	0	(6,016)
YTD recoveries	0	0	0	0	3	2,384	13	0	2,400

YTD net charge-offs	$0	$0	$(37)	$(38)	$(164)	$(3,390)	$13	$0	$(3,616)

Construction and Land Development

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$281,030	$960,857	$452,808	$246,205	$109,234	$107,108	$229,992	$0	$2,387,234
Special Mention	0	0	67	3,258	0	1,209	979	0	5,513
Substandard	0	276	0	132	0	2,129	0	0	2,537
Doubtful	0	0	0	0	0	0	0	0	0

Total	$281,030	$961,133	$452,875	$249,595	$109,234	$110,446	$230,971	$0	$2,395,284

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,261	0	0	1,261

Current-period net charge-offs	$0	$0	$0	$0	$0	$1,259	$0	$0	$1,259

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$767,351	$518,291	$278,020	$152,062	$18,371	$74,532	$192,421	$0	$2,001,048
Special Mention	0	69	3,261	0	0	1,237	995	0	5,562
Substandard	332	0	280	925	0	5,272	746	0	7,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$767,683	$518,360	$281,561	$152,987	$18,371	$81,041	$194,162	$0	$2,014,165

YTD charge-offs	0	0	0	0	(177)	(383)	0	0	(560)
YTD recoveries	0	0	0	0	133	471	0	0	604

YTD net charge-offs	$0	$0	$0	$0	$(44)	$88	$0	$0	$44

Bankcard

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,564	$0	$8,564
Special Mention	0	0	0	0	0	0	44	0	44
Substandard	0	0	0	0	0	0	43	0	43
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,651	$0	$8,651

Current-period charge-offs	0	0	0	0	0	0	(245)	0	(245)
Current-period recoveries	0	0	0	0	0	0	3	0	3

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(242)	$0	$(242)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,626	$0	$8,626
Special Mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	0	0	0	187	0	187
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,913	$0	$8,913

YTD charge-offs	0	0	0	0	0	0	(190)	0	(190)
YTD recoveries	0	0	0	0	0		42	0	42

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(148)	$0	$(148)

Other Consumer

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$422,042	$397,073	$226,998	$173,114	$83,363	$940	$3,175	$0	$1,306,705
Special Mention	2,644	10,644	4,942	3,323	1,617	547	34	0	23,751
Substandard	236	1,655	1,422	344	225	37	0	0	3,919
Doubtful	0	0	0	0	0	0	0	0	0

Total	$424,922	$409,372	$233,362	$176,781	$85,205	$1,524	$3,209	$0	$1,334,375

Current-period charge-offs	(12)	(514)	(354)	(205)	(64)	(102)	0	0	(1,251)
Current-period recoveries	0	37	34	53	44	107	0	0	275

Current-period net charge-offs	$(12)	$(477)	$(320)	$(152)	$(20)	$5	$0	$0	$(976)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$473,430	$293,023	$234,340	$119,678	$29,697	$10,335	$3,465	$0	$1,163,968
Special Mention	5,600	5,630	2,948	2,036	569	466	13	0	17,262
Substandard	903	930	456	211	22	87	5	0	2,614
Doubtful	0	0	0	0	0	0	0	0	0

Total	$479,933	$299,583	$237,744	$121,925	$30,288	$10,888	$3,483	$0	$1,183,844

YTD charge-offs	(101)	(776)	(709)	(483)	(126)	(203)	(6)	0	(2,404)
YTD recoveries	5	86	51	101	18	186	2	0	449

YTD net charge-offs	$(96)	$(690)	$(658)	$(382)	$(108)	$(17)	$(4)	$0	$(1,955)

At June 30, 2022 and December 31, 2021, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $13,847 and $14,823, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as compared to $13 at December 31, 2021.
6. ALLOWANCE FOR CREDIT LOSSES
United adopted the CECL methodology for measuring credit losses as of January 1, 2020. All disclosures as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 are presented in accordance with ASC Topic 326.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $50,847 (no allowance for credit losses) and $49,029 (net of an allowance for credit losses of $8
) at June 30, 2022 and December 31, 2021, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United did not record an allowance for credit losses for accrued interest receivables not expected to be collected as of June 30, 2022 as compared to an allowance for credit losses of
$8 as of December 31, 2021. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of June 30, 2022 and December 31, 2021:

	Accrued Interest Receivable
	At June 30, 2022	At December 31, 2021
Commercial Real Estate:
Owner-occupied	$3,754	$4,172
Nonowner-occupied	14,316	14,901
Other Commercial	11,551	9,335
Residential Real Estate	10,091	10,347
Construction	8,251	7,411
Consumer:
Bankcard	0	0
Other consumer	2,884	2,871

	$50,847	$49,037
Less: Allowance for credit losses	(0)	(8)

Total	$50,847	$49,029

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2022 and 2021:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Commercial real estate:
Owner-occupied	$6	$11	$6	$12
Nonowner-occupied	0	4	0	40
Other commercial	22	2	22	8
Residential real estate	55	21	75	49
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	56	42	123	106

Total	$139	$80	$226	$215

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $42,579 and $31,442 at June 30, 2022 and December 31, 2021, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United continuously evaluates any risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
The second quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to economic and business conditions; past due, nonaccrual, and adversely classified loans and leases; and concentrations of credit.

•
Current conditions

– United considered the impact of inflation, supply chain disruptions, rising interest rates, increased oil and gas prices and the conflict in eastern Europe when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

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

•
The forecast for real GDP shifted downward in the second quarter, from a projection of 2.80% for 2022 as of mid-March
2022 to 1.70% for 2022 as of
mid-June
with a level future trendline as compared to the first quarter of 2022. The unemployment rate forecast shifted upward compared to the first quarter of 2022 with an increasing trend expected throughout 2024.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Three Months Ended June 30, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,359	$36,665	$80,487	$27,109	$41,579	$321	$15,074	$214,594
Charge-offs	0	0	(521)	(778)	0	(102)	(718)	(2,119)
Recoveries	459	40	1,189	179	1,077	2	114	3,060
Provision	(880)	(3,872)	(2,112)	1,613	1,183	127	2,135	(1,806)

Ending balance	$12,938	$32,833	$79,043	$28,123	$43,839	$348	$16,605	$213,729

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Six Months Ended June 30, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(31)	0	(794)	(1,272)	(2)	(245)	(1,251)	(3,595)
Recoveries	465	115	3,338	1,059	1,261	3	275	6,516
Provision	(1,939)	(9,438)	(1,933)	1,932	3,185	273	2,712	(5,208)

Ending balance	$12,938	$32,833	$79,043	$28,123	$43,839	$348	$16,605	$213,729

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
For the Year Ended December 31, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$235,830
Allowance for PCD loans (acquired during the period)	1,241	4,363	5,009	1,192	823	0	1	12,629
Charge-offs	(414)	(3,531)	(6,182)	(6,016)	(560)	(190)	(2,404)	(19,297)
Recoveries	869	1,907	4,307	2,400	604	42	449	10,578
Provision	(10,607)	(9,733)	(2,840)	(297)	(549)	143	159	(23,724)

Ending balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($84,786)	$0	$0	$105,165	($84,786)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($82,028)	$0	$0	$105,165	($82,028)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,881,179		$5,315		$1,886,494

United incurred amortization expense of $1,379 and $2,758 for the three and six months ended June 30, 2022 as compared to $1,467 and $2,933 for the three and six months ended June 30, 2021, respectively.
The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2021	$1,881,179	$5,315	$1,886,494
Addition to goodwill from Community Bankers Trust acquisition	2,395	0	2,395

Goodwill at June 30, 2022	$1,883,574	$5,315	$1,888,889

The addition during the first six months of 2022 to goodwill from the Community Bankers Trust acquisition was due mainly to a measurement period adjustment to establish a reserve for income tax contingencies that existed at the time of the acquisition.
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
The unpaid principal balances of loans serviced for others were approximately $3,534,607 at June 30, 2022 and $3,698,998 at December 31, 2021.
The estimated fair value of the mortgage servicing rights was $41,748 and $27,355 at June 30, 2022 and December 31, 2021, respectively. The estimated fair value of servicing rights at June 30, 2022 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.00% with a weighted average discount rate of 10.61%, average constant prepayment rates (“CPR”) ranging from 6.66% to 10.99% with a weighted average prepayment rate of 7.54%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.90%. The estimated fair value of servicing rights at December 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.71% with a weighted average discount rate of 10.60%, average constant prepayment rates (“CPR”) ranging from 12.59% to
21.20
% with a weighted average prepayment rate of 16.56%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.09%. Please refer to Note 15 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
MSRs beginning balance	$23,089	$23,401	$24,027	$22,338
Addition from acquisition of subsidiary	0	0	0	0
Amount capitalized	423	3,111	1,110	6,335
Amount amortized	(919)	(2,339)	(2,544)	(4,500)

MSRs ending balance	$22,593	$24,173	$22,593	$24,173

MSRs valuation allowance beginning balance	$0	$(1,383)	$(883)	$(1,383)
Aggregate additions charged and recoveries credited to operations	0	379	883	379
MSRs impairment	0	(629)	0	(629)

MSRs valuation allowance ending balance	$0	$(1,633)	$0	$(1,633)

MSRs, net of valuation allowance	$22,593	$22,540	$22,593	$22,540

In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics. The Company did not record any temporary impairments on mortgage servicing rights for the three and six months ended June 30, 2022. The Company recorded a $250 temporary impairment, net of recoveries on mortgage servicing rights for the three and six months ended June 30, 2021.
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
The components of lease expense were as follows:

	Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	Net occupancy expense	$5,251	$5,328
Sublease income	Net occupancy expense	(40)	(358)

Net lease cost		$5,211	$4,970

	Classification	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost	Net occupancy expense	$10,380	$10,677
Sublease income	Net occupancy expense	(207)	(655)

Net lease cost		$10,173	$10,022

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$75,143	$81,942
Operating lease liabilities	Operating lease liabilities	$79,787	$86,703
Other information related to leases was as follows:

June 30, 2022
Weighted-average remaining lease term:
Operating leases	6.73 years
Weighted-average discount rate:
Operating leases	2.13%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,187	$5,581
ROU assets obtained in the exchange for lease liabilities	2,523	1,839

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,497	$11,027
ROU assets obtained in the exchange for lease liabilities	4,123	6,282
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2021, consists of the following as of June 30, 2022:

Year	Amount
2022	$9,831
2023	17,787
2024	12,762
2025	9,647
2026	8,349
Thereafter	27,065

Total lease payments	85,441
Less: imputed interest	(5,654)

Total	$79,787

10. SHORT-TERM BORROWINGS
At June 30, 2022 and December 31, 2021, short-term borrowings were as follows:

	As of June 30, 2022	As of December 31, 2021
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	128,242	128,844

Total short-term borrowings	$128,242	$128,844

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2022, United had no outstanding balance under this credit.

11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2022, United had an unused borrowing amount of approximately $7,679,664 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2022, $510,918 of FHLB advances with a weighted-average contractual interest rate of 1.29% and a weighted-average effective interest rate of 0.42% are scheduled to mature within the next three
years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at June 30, 2022 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2022	$500,000
2023	0
2024	0
2025	10,918
2026 and thereafter	0

Total	$510,918

At June 30, 2022, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $4,124 in aggregate principal amount of a LIBOR-indexed floating rate subordinated note in the Community Bankers Trust merger. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial Corporation acquisition. At June 30, 2022 and December 31, 2021, the outstanding balance of the subordinated notes was $9,882 and $9,872, respectively. At June 30, 2022 and December 31, 2021, the outstanding balance of the Debentures was $276,161 and $275,323, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,397,308 and $6,847,550 of loan commitments outstanding as of June 30, 2022 and December 31, 2021, respectively, approximately 35% of which contractually expire within one year. Excluded in the June 30, 2022 and December 31, 2021 amounts above are commitments to extend credit of $714,635 and $571,792, respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2022 and December 31, 2021, United had $17,408 and $14,774 of commercial letters of credit outstanding, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $156,599 and $164,743 as of June 30, 2022 and December 31, 2021, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Repurchase Reserve
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,081 and $1,150 as of June 30, 2022 and December 31, 2021.
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
Legal Proceedings
United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. On at least a quarterly basis, United assesses its liabilities and contingencies in connection with all pending or threatened claims and litigation, utilizing the most recent information available. On a matter-by-matter basis, an accrual for loss is established for those matters which United believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments. Accordingly, management’s estimate will change from time to time, and actual losses may be more or less than the current estimate. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of June 30, 2022, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $13,114 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following June 30, 2022 related to the cash flow hedges. As of June 30, 2022, the maximum length of time over which forecasted transactions are hedged is eight years.
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
The total notional amount of interest rate swap derivatives cleared through the LCH include $500,000 for asset derivatives as of June 30, 2022. The related fair value on a net basis approximate zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2022 and December 31, 2021.

	Asset Derivatives
	June 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$57,244	$1,849	Other assets	$0	$0

Total Fair Value Hedges		$57,244	$1,849		$0	$0
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$55,317	Other assets	$500,000	$21,328

Total Cash Flow Hedges		$500,000	$55,317		$500,000	$21,328

Total derivatives designated as hedging instruments		$557,244	$57,166		$500,000	$21,328

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$31,084	$112	Other assets	$33,349	$430
TBA mortgage-backed securities	Other assets	238,555	764	Other assets	133,747	127
Interest rate lock commitments	Other assets	214,578	4,219	Other assets	467,472	10,380

Total derivatives not designated as hedging instruments		$484,217	$5,095		$634,568	$10,937

Total asset derivatives		$1,041,461	$62,261		$1,134,568	$32,265

	Liability Derivatives
	June 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$72,447	$3,197

Total Fair Value Hedges		$0	$0		$72,447	$3,197
Total derivatives designated as hedging instruments		$0	$0		$72,447	$3,197

Derivatives not designated as hedging instruments

Forward loan sales commitments	Other liabilities	$5,356	$43	Other liabilities	$15,005	$36
TBA mortgage-backed securities	Other liabilities	0	0	Other liabilities	550,000	470
Interest rate lock commitments	Other liabilities	136,889	1,879	Other liabilities	24,743	25

Total derivatives not designated as hedging instruments		$142,245	$1,922		$589,748	$531

Total liability derivatives		$142,245	$1,922		$662,195	$3,728

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2022 and December 31, 2021.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	June 30, 2022
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$57,967	$0	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2021
		Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$73,232	$0	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2022	June 30, 2021
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$263	$(363)
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(169)	$(558)

Total derivatives in hedging relationships		$94	$(921)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$723	$1,706
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(10,303)	(19,459)
Interest rate lock commitments	Income from Mortgage Banking Activities	(1,631)	(8,996)

Total derivatives not designated as hedging instruments		$(11,211)	$(26,749)

Total derivatives		$(11,117)	$(27,670)

		Six Months Ended
	Income Statement Location	June 30, 2022	June 30, 2021
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$(79)	$(586)
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(334)	$(793)

Total derivatives in hedging relationships		$(413)	$(1,379)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(324)	$(1,284)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,107	4,704
Interest rate lock commitments	Income from Mortgage Banking Activities	(5,337)	(15,987)

Total derivatives not designated as hedging instruments		$(4,554)	$(12,567)

Total derivatives		$(4,967)	$(13,946)

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2022, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at June 30, 2022. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.

Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.07% to 0.65% with a weighted average increase of 0.13%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. Under the Company’s best efforts model, the rate lock commitments to borrowers and the forward sales contracts to investors through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value through earnings. These valuations fall into a Level 2 category. For residential mortgage loans sold in the mortgage banking segment, the interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.07% to 0.65% with a weighted average increase of 0.13%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2022 Using
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$493,256	$0	$493,256	$0
State and political subdivisions	751,077	0	751,077	0
Residential mortgage-backed securities
Agency	1,295,001	0	1,295,001	0
Non-agency	108,638	0	108,638	0
Commercial mortgage-backed securities
Agency	641,590	0	641,590	0
Asset-backed securities	917,624	0	917,624	0
Single issue trust preferred securities	16,203	0	16,203	0
Other corporate securities	589,315	5,540	583,775	0

Total available for sale securities	4,812,704	5,540	4,807,164	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	7,949	7,949	0	0
Other equity securities	5,353	5,353	0	0

Total equity securities	13,513	13,513	0	0
Loans held for sale	220,689	0	17,590	203,099
Derivative financial assets:
Interest rate swap contracts	57,166	0	57,166	0
Forward sales commitments	112	0	112	0
TBA mortgage-backed securities	764	0	126	638
Interest rate lock commitments	4,219	0	993	3,226

Total derivative financial assets	62,261	0	58,397	3,864
Liabilities
Derivative financial liabilities:
Forward sales commitments	43	0	0	43
Interest rate lock commitments	1,879	0	0	1,879

Total derivative financial liabilities	1,922	0	0	1,922

		Fair Value at December 31, 2021 Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$0	$81,850	$0
State and political subdivisions	847,298	0	847,298	0
Residential mortgage-backed securities
Agency	1,113,774	0	1,113,774	0
Non-agency	74,545	0	74,545	0
Commercial mortgage-backed securities
Agency	639,925	0	639,925	0
Asset-backed securities	656,572	0	656,572	0
Single issue trust preferred securities	16,811	0	16,811	0
Other corporate securities	611,924	5,758	606,166	0

Total available for sale securities	4,042,699	5,758	4,036,941	0
Equity securities:
Financial services industry	187	187	0	0
Equity mutual funds (1)	6,406	6,406	0	0
Other equity securities	5,811	5,811	0	0

Total equity securities	12,404	12,404	0	0
Loans held for sale	504,416	0	40,307	464,109
Derivative financial assets:
Interest rate swap contracts	21,328	0	21,328	0
Forward sales commitments	430	0	430	0
TBA mortgage-backed securities	127	0	66	61
Interest rate lock commitments	10,380	0	936	9,444

Total derivative financial assets	32,265	0	22,760	9,505
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,197	0	3,197	0
Forward sales commitments	36	0	0	36
TBA mortgage-backed securities	470	0	0	470
Interest rate lock commitments	25	0	0	25

Total derivative financial liabilities	3,728	0	3,197	531
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2022 and the year ended December 31, 2021.
The following tables present additional information about financial assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of
Income.

	Loans held for sale
	June 30, 2022	December 31, 2021
Balance, beginning of period	$464,109	$654,733
Originations	1,593,515	4,984,363
Sales	(1,886,021)	(5,313,758)
Total gains or losses during the period recognized in earnings	31,496	138,771

	Loans held for sale
	June 30, 2022	December 31, 2021
Balance, end of period	$203,099	$464,109

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$439	$10,506

	Derivative Financial Assets TBA Securities
	June 30, 2022	December 31, 2021
Balance, beginning of period	$61	$0
Transfers other	577	61

Balance, end of period	$638	$61

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$638	$61

	Derivative Financial Assets Interest Rate Lock Commitments
	June 30, 2022	December 31, 2021

Balance, beginning of period	$9,444	$32,011
Transfers other	(6,218)	(22,567)

Balance, end of period	$3,226	$9,444

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$3,226	$9,444

	Derivative Financial Liabilities Forward Sales Commitments
	June 30, 2022	December 31, 2021
Balance, beginning of period	$36	$0
Transfers other	7	36

Balance, end of period	$43	$36

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$43	$36

	Derivative Financial Liabilities TBA Securities
	June 30, 2022	December 31, 2021
Balance, beginning of period	$470	$0
Transfers other	(470)	470

Balance, end of period	$0	$470

	Derivative Financial Liabilities TBA Securities
	June 30, 2022	December 31, 2021
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$470

	Derivative Financial Liabilities Interest Rate Lock
	June 30, 2022	December 31, 2021
Balance, beginning of period	$25	$0
Transfers other	1,854	25

Balance, end of period	$1,879	$25

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,879	$25
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Income from mortgage banking activities	$1,744	$6,075

Description	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Income from mortgage banking activities	$(10,138)	$(11,776)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2022			December 31, 2021
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$220,190	$220,689	$499	$493,340	$504,416	$11,076
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

Loans held for sale
: Loans held for sale within the community banking segment that are delivered on a best efforts basis are carried at the lower of cost or fair value. The fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (“Level 2”). As such, United records any fair value adjustments for these loans held for sale on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended June 30, 2022. Gains and losses on sale of loans are recorded within income from mortgage banking activities on the Consolidated Statements of Income.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2021. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty
and
volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first six months of 2022 and 2021.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at June 30, 2022 and December 31, 2021, refer to Note 8 of these Notes to Consolidated Financial Statements.
The Company did not record any temporary impairment of mortgage servicing rights in the second quarter and first six months ended June 30, 2022. The Company recorded a temporary impairment, net of recoveries of $250 on mortgage servicing rights in the second quarter and first six months ended June 30, 2021.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Fair value at June 30, 2022
Description	Balance as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$17,154	$0	$1,133	$16,021	$(237)
OREO	13,847	0	13,701	146	(66)
Mortgage servicing rights	41,748	0	0	41,748	0

		Fair value at December 31, 2021
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$65,431	$0	$46,830	$18,601	$(601)
OREO	14,823	0	3,209	11,614	(4,020)
Mortgage servicing rights	27,355	0	0	27,355	(629)

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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Cash and cash equivalents	$1,658,486	$1,658,486	$0	$1,658,486	$0
Securities available for sale	4,812,704	4,812,704	5,540	4,807,164	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	13,513	13,513	13,513	0	0
Other securities	246,399	234,079	0	0	234,079
Loans held for sale	220,689	220,689	0	17,590	203,099
Net loans	18,756,666	17,828,197	0	0	17,828,197
Derivative financial assets	62,261	62,261	0	58,397	3,864
Mortgage servicing rights	22,593	41,748	0	0	41,748
Deposits	23,026,649	22,999,148	0	22,999,148	0
Short-term borrowings	128,242	128,242	0	128,242	0
Long-term borrowings	796,961	757,969	0	757,969	0
Derivative financial liabilities	1,922	1,922	0	0	1,922
December 31, 2021
Cash and cash equivalents	$3,758,170	$3,758,170	$0	$3,758,170	$0
Securities available for sale	4,042,699	4,042,699	5,758	4,036,941	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,404	12,404	12,404	0	0
Other securities	239,645	227,663	0	0	227,663
Loans held for sale	504,416	504,416	0	40,307	464,109
Net loans	17,807,632	17,119,202	0	0	17,119,202
Derivative financial assets	32,265	32,265	0	22,760	9,505
Mortgage servicing rights	23,144	27,355	0	0	27,355
Deposits	23,350,263	23,334,431	0	23,334,431	0
Short-term borrowings	128,844	128,844	0	128,844	0
Long-term borrowings	817,394	773,291	0	773,291	0
Derivative financial liabilities	3,728	3,728	0	3,197	531
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
Compensation expense of $2,543 and $4,604 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2022, respectively, as compared to the compensation expense of $1,892 and $3,580 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of 2021, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of June 30, 2022, and the changes during the first six months of 2022 are presented below:

	Six Months Ended June 30, 2022
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2022	2,149,117			$32.01
Granted	0			0.00
Exercised	(319,573)			22.35
Forfeited or expired	(102,643)			28.60

Outstanding at June 30, 2022	1,726,901	$5,922	4.7	$33.97

Exercisable at June 30, 2022	1,556,009	$5,631	4.4	$33.92

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	395,034	$7.33
Granted	0	0.00
Vested	(215,926)	8.11
Forfeited or expired	(8,216)	11.06

Nonvested at June 30, 2022	170,892	$6.16

During the six months ended June 30, 2022 and 2021, 319,573 and 173,945 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2022 and 2021 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2022 and 2021 was $4,619 and $1,644 respectively.

As of June 30, 2022, the total unrecognized compensation cost related to nonvested stock option awards was $753 with a weighted-average expense recognition period of 1.0 years.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of June 30, 2022, the total unrecognized compensation cost related to nonvested restricted stock awards was $10,388 with a weighted-average expense recognition period of 1.3 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	383,971	$35.21
Granted	156,988	36.23
Vested	(154,694)	35.80
Forfeited	(8,657)	35.97

Nonvested at June 30, 2022	377,608	$35.38

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
The following table summarizes the status of United’s nonvested RSUs during the first six months of
2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	136,896	$35.65
Granted	147,511	35.46
Vested	(18,248)	37.05
Forfeited or expired	0	0.00

Nonvested at June 30, 2022	266,159	$35.45

As of June 30, 2022, the total unrecognized compensation cost related to nonvested restricted stock units was $6,810 with a weighted-average expense recognition period of 1.4 years.
16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2022 and 2021.
Included in accumulated other comprehensive income at December 31, 2021 are unrecognized actuarial losses of $44,370 ($34,032 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and six months ended June 30, 2022 and 2021 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Service cost	$710	$758	$1,413	$1,508
Interest cost	1,222	1,031	2,430	2,051
Expected return on plan assets	(3,229)	(2,957)	(6,422)	(5,881)
Recognized net actuarial loss	832	1,589	1,656	3,161

Net periodic pension cost	$(465)	$421	$(923)	$839

Weighted-average assumptions:
Discount rate	3.08%	2.81%	3.08%	2.81%
Expected return on assets	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2022 and 2021, the total amount of accrued interest related to uncertain tax positions was $780 and $722, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018, 2019 and 2020 and certain State Taxing authorities for the years ended December 31, 2018 through 2020.
United’s effective tax rate was 19.75% for both the second quarter and first six months of 2022 and 20.50% for both the second quarter and first six months of 2021.

18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net Income	$95,613	$94,836	$177,277	$201,734
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(149,552)	18,040	(351,786)	(27,927)
Related income tax effect	34,845	(4,203)	81,966	6,507
Net reclassification adjustment for gains included in net income	0	0	0	(1,444)
Related income tax expense	0	0	0	336

Net effect of AFS securities on other comprehensive income	(114,707)	13,837	(269,820)	(22,528)

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	11,216	(8,243)	33,910	11,074
Related income tax effect	(2,613)	1,921	(7,901)	(2,580)
Net reclassification adjustment for (gains) losses included in net income	(263)	363	79	586
Related income tax effect	62	(85)	(18)	(137)

Net effect of cash flow hedge derivatives on other comprehensive income	8,402	(6,044)	26,070	8,943

Pension plan:
Recognized net actuarial loss	832	1,589	1,656	3,161
Related income tax benefit	(192)	(720)	(375)	(1,423)

Net effect of change in pension plan asset on other comprehensive income	640	869	1,281	1,738

Total change in other comprehensive income	(105,665)	8,662	(242,469)	(11,847)

Total Comprehensive (Loss) Income	$(10,052)	$103,498	$(65,192)	$189,887

The components of accumulated other comprehensive income for the six months ended June 30, 2022 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Six Months Ended June 30, 2022
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$8,594	$16,359	$(29,841)	$(4,888)
Other comprehensive income before reclassification	(269,820)	26,009	0	(243,811)
Amounts reclassified from accumulated other comprehensive income	0	61	1,281	1,342

Net current-period other comprehensive income, net of tax	(269,820)	26,070	1,281	(242,469)

Balance at June 30, 2022	$(261,226)	$42,429	$(28,560)	$(247,357)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Six Months Ended June 30, 2022
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$0	Net investment securities gains

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Six Months Ended June 30, 2022
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
	0	Total before tax
Related income tax effect	0	Tax expense

	0	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$79	Interest expense

	79	Total before tax
Related income tax effect	(18)	Tax expense

	61	Net of tax

Pension plan:
Recognized net actuarial loss	1,656 (a)

	1,656	Total before tax
Related income tax effect	(375)	Tax expense

	1,281	Net of tax

Total reclassifications for the period	$1,342

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Distributed earnings allocated to common stock	$48,288	$45,085	$97,345	$90,153
Undistributed earnings allocated to common stock	47,071	49,478	79,462	111,007

Net earnings allocated to common shareholders	$95,359	$94,563	$176,807	$201,160

Average common shares outstanding	134,623,061	128,750,851	135,336,729	128,693,616
Equivalents from stock options	240,589	283,137	297,669	252,664

Average diluted shares outstanding	134,863,650	129,033,988	135,634,398	128,946,280

Earnings per basic common share	$0.71	$0.73	$1.31	$1.56
Earnings per diluted common share	$0.71	$0.73	$1.30	$1.56
Antidilutive stock options and restricted stock outstanding of 847,758 and 1,144,734 for the three months and six months ended June 30, 2022, respectively, were excluded from the earnings per diluted common share calculation as compared to 468,892 and 978,095 for the three months and six months ended June 30, 2021, respectively.
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly-owned and indirect wholly-owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.
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

The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of June 30, 2022			As of December 31, 2021
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$299,748	$288,634	$11,114	$299,531	$288,499	$11,032

(1)	Represents investment in VIEs.
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2022 and 2021 is as follows:

	At and For the Three Months Ended June 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$211,592	$2,870	$(2,662)	$3,103	$214,903
Provision for credit losses	(1,807)	0	0	0	(1,807)
Other income	26,899	21,468	2,222	(6,981)	43,608
Other expense	119,249	25,776	27	(3,878)	141,174
Income taxes	23,907	(285)	(91)	0	23,531

Net income (loss)	$97,142	$(1,153)	$(376)	$0	$95,613

Total assets (liabilities)	$28,444,813	$477,673	$42,074	$(186,664)	$28,777,896
Average assets (liabilities)	28,680,546	488,230	30,511	(189,839)	29,009,448

	At and For the Three Months Ended June 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$183,400	$2,871	$(2,106)	$2,352	$186,517
Provision for credit losses	(8,879)	0	0	0	(8,879)
Other income	24,090	39,765	1,132	(2,123)	62,864
Other expense	103,447	36,391	(1,098)	229	138,969
Income taxes	23,149	1,280	26	0	24,455

Net income (loss)	$89,773	$4,965	$98	$0	$94,836

Total assets (liabilities)	$26,831,380	$720,912	$32,619	$(393,985)	$27,190,926
Average assets (liabilities)	26,661,453	729,114	26,090	(410,699)	27,005,958

	At and For the Six Months Ended June 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$401,274	$5,187	$(4,787)	$4,731	$406,405
Provision for credit losses	(5,217)	0	0	0	(5,217)
Other income	51,800	44,865	2,162	(9,194)	89,633
Other expense	233,788	51,224	(200)	(4,463)	280,349
Income taxes	44,336	(228)	(479)	0	43,629

Net income (loss)	$180,167	$(944)	$(1,946)	$0	$177,277

Total assets (liabilities)	$28,444,813	$477,673	$42,074	$(186,664)	$28,777,896
Average assets (liabilities)	28,851,275	481,773	32,358	(188,915)	29,176,491

	At and For the Six Months Ended June 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$370,597	$5,521	$(4,244)	$5,603	$377,477
Provision for credit losses	(8,736)	0	0	0	(8,736)
Other income	50,485	107,272	2,653	(4,966)	155,444
Other expense	213,471	77,574	(3,779)	637	287,903
Income taxes	44,351	7,220	449	0	52,020

Net income (loss)	$171,996	$27,999	$1,739	$0	$201,734

Total assets (liabilities)	$26,831,380	$720,912	$32,619	$(393,985)	$27,190,926
Average assets (liabilities)	26,409,142	722,997	24,709	(406,747)	26,750,101

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RECENT DEVELOPMENTS
United Bank (the “Bank”), the wholly-owned bank subsidiary of United, has received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Needs to Improve.” Based on its performance on the individual components of the CRA exam, the Bank received a rating of “Satisfactory.” These individual components were a “High Satisfactory” rating for the Lending Test, an “Outstanding” rating for the Investment Test and a “High Satisfactory” rating for the Service Test. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” as a result of a Fair Housing Act violation cited in the Washington DC Metropolitan Statistical Area following a FRB fair lending examination of the Bank and its wholly-owned subsidiary, George Mason Mortgage, LLC. This matter is also the subject of an investigation by the Department of Justice. The FRB Performance Evaluation states that “Bank management has taken action to address the deficiencies and committed to taking further voluntary corrective actions to prevent further violations.”
A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches.
These restrictions will remain in place until the FRB issues a higher CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence in October 2022. The precise timing of the completion of that examination and any results therefrom will not be known until later.
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
The results of operations of Community Bankers Trust are included in the consolidated results of operations from its date of acquisition. As a result of the Community Bankers Trust acquisitions, the second quarter and first six months of 2022 were impacted by increased levels of average balances, income, and expense as compared to the second quarter and first six months of 2021.
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
three-month,
six-month,
and twelve-month U.S. Dollar LIBOR settings on June 30, 2023. It is assumed that LIBOR will either cease to be provided by any administrator or will no longer be representative of an acceptable market benchmark after these respective dates. Additionally, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have issued joint supervisory guidance encouraging banks to cease entering into any new contracts using LIBOR by December 31, 2021. Accordingly, United took steps to ensure compliance with the joint supervisory guidance, and no new contracts using LIBOR have been originated after December 31, 2021.

Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. At this time, however, it is unclear to what extent these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what other alternatives may be adopted by the broader markets that utilize LIBOR as a reference rate. United has formed a project team comprised of individuals across various lines of business throughout the company to identify risks, monitor market developments, evaluate replacement benchmark alternatives, and manage the company’s transition away from LIBOR. At this time, United is prioritizing SOFR and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
INTRODUCTION
The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2022, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.
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
United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2022 were unchanged from the policies disclosed in United’s Annual Report on Form
10-K
for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
FINANCIAL CONDITION
United’s total assets as of June 30, 2022 were $28.78 billion, which was a decrease of $551.01 million or 1.88% from December 31, 2021. This decrease was mainly due to a decrease of $2.10 billion or 55.87% in cash and cash equivalents and a decrease of $283.73 million or 56.25% in loans held for sale. These decreases in assets were partially offset by an increase of $777.87 million or 18.11% in investment securities and an increase of $946.75 million or 5.25% in portfolio loans and leases. Total liabilities decreased $319.43 million or 1.30% from year-end
2021. Deposits decreased $323.61 million or 1.39% and borrowings decreased $21.04 million or 2.22%. Accrued expenses and other liabilities increased $21.00 million or 10.73% and the allowance for lending-related commitments increased $11.14 million or 35.42%. Shareholders’ equity decreased $231.58 million or 4.91%.

The following discussion explains in more detail the changes in financial condition by major category.
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2022 decreased $2.10 billion or 55.87% from year-end
2021. In particular, interest-bearing deposits with other banks decreased $2.17 billion or 62.45% as United placed less cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in cash and cash equivalents was a $69.91 million or 24.71% increase in cash and due from banks. Federal funds sold increased $120 thousand or 12.94%. During the first six months of 2022, net cash of $490.02 million was provided by operating activities while net cash of $2.08 billion and $511.46 million were used in investing and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2022 and 2021.
Securities
Total investment securities at June 30, 2022 increased $777.87 million or 18.11%. Securities available for sale increased $770.01 million or 19.05%. This change in securities available for sale reflects $1.43 billion in purchases, $302.54 million in sales, maturities and calls of securities and a decrease of $351.79 million in market value. The majority of the purchase activity was related to securities of the U.S. Treasury and obligations of U.S. Government corporations and agencies, mortgage-backed securities, and asset-backed securities. Securities held to maturity were flat from year-end
2021. Equity securities were $13.51 million at June 30, 2022, an increase of $1.11 million or 8.94% due mainly to purchases. Other investment securities increased $6.75 million or 2.82% from year-end
2021 due to purchases of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stock as well as investment tax credits.
The following table summarizes the changes in the available for sale securities since year-end
2021:

	June 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$493,256	$81,850	$411,406	502.63%
State and political subdivisions	751,077	847,298	(96,221)	(11.36%)
Mortgage-backed securities	2,045,229	1,828,244	216,985	11.87%
Asset-backed securities	917,624	656,572	261,052	39.76%
Single issue trust preferred securities	16,203	16,811	(608)	(3.62%)
Corporate securities	589,315	611,924	(22,609)	(3.69%)

Total available for sale securities, at fair value	$4,812,704	$4,042,699	$770,005	19.05%

The following table summarizes the changes in the held to maturity securities since year-end
2021:

	June 30		December 31
(Dollars in thousands)	2022		2021		$ Change	% Change
State and political subdivisions	$982	(1)	$981	(2)	$1	0.10%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,001		$1	0.10%

(1)	net of allowance for credit losses of $18 thousand.
(2)	net of allowance for credit losses of $19 thousand.
At June 30, 2022, gross unrealized losses on available for sale securities were $341.91 million. Securities with the most significant gross unrealized losses at June 30, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of June 30, 2022, United’s available for sale mortgage-backed securities had an amortized cost of $2.23 billion, with an estimated fair value of $2.05 billion. The portfolio consisted primarily of $1.42 billion in agency residential mortgage-backed securities with a fair value of $1.30 billion, $114.69 million in non-agency
residential mortgage-backed securities with an estimated fair value of $108.64 million, and $686.47 million in commercial agency mortgage-backed securities with an estimated fair value of $641.59 million.
As of June 30, 2022, United’s available for sale state and political subdivisions securities had an amortized cost of $836.62 million, with an estimated fair value of $751.08 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of June 30, 2022.
As of June 30, 2022, United’s available for sale corporate securities had an amortized cost of $1.59 billion, with an estimated fair value of $1.52 billion. The portfolio consisted of $17.32 million in single issue trust preferred securities with an estimated fair value of $16.20 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $953.35 million and a fair value of $917.62 million and other corporate securities, with an amortized cost of $617.17 million and a fair value of $589.32 million.
United’s available for sale single issue trust preferred securities had a fair value of $16.20 million as of June 30, 2022. Of the $16.20 million, $7.73 million or 47.71% were investment grade; $3.08 million or 19.01% were split rated; and $5.39 million or 33.28% were unrated. The two largest exposures accounted for 76.23% of the $16.20 million. These included Truist Bank at $6.96 million and Emigrant Bank at $5.39 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.
During the second quarter of 2022, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2022 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2022, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.
Loans held for sale
Loans held for sale were $220.69 million at June 30, 2022, a decrease of $283.73 million or 56.25% from year-end
2021. Loan sales in the secondary market exceeded originations during the first six months of 2022. Loan originations for the first six months of 2022 were $1.49 billion while loans sales were $1.78 billion.
Portfolio Loans
Loans, net of unearned income, increased $946.75 million or 5.25%. Since year-end
2021, commercial, financial and agricultural loans were flat, decreasing $1.86 million or less than 1%. In particular, commercial real estate loans decreased $20.65 million or less than 1% while commercial loans (not secured by real estate) increased $18.80 million or less than 1%. Construction and land development loans increased $381.12 million or 18.92%, residential real estate loans increased $413.29 million or 11.20%, and consumer loans increased $150.27 million or 12.60% due to an increase in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end
2021:

	June 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
Loans held for sale	$220,689	$504,416	$(283,727)	(56.25%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,713,972	$1,733,176	$(19,204)	(1.11%)
Nonowner-occupied commercial real estate	5,955,839	5,957,288	(1,449)	(0.02%)
Other commercial loans	3,481,156	3,462,361	18,795	0.54%

Total commercial, financial, and agricultural	$11,150,967	$11,152,825	$(1,858)	(0.02%)
Residential real estate	4,104,848	3,691,560	413,288	11.20%
Construction & land development	2,395,284	2,014,165	381,119	18.92%
Consumer:
Bankcard	8,651	8,913	(262)	(2.94%)
Other consumer	1,334,375	1,183,844	150,531	12.72%

Total gross loans	$18,994,125	$18,051,307	$942,818	5.22%
Less: Unearned income	(23,730)	(27,659)	3,929	(14.21%)

Total Loans, net of unearned income	$18,970,395	$18,023,648	$946,747	5.25%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.
Other Assets
Other assets increased $108.12 million or 46.69% from
year-end
2021. Derivative assets increased $30.00 million due to an increase in fair value and deferred tax assets increased $76.23 million due to a decrease in the fair value of available-for-sale
securities. Partially offsetting these increases were decreases of $786 thousand in income tax receivable due to timing differences, $976 thousand in other real estate owned properties (“OREO”) due to sales and write downs, and $2.76 million in core deposit intangibles due to amortization.
Deposits
Deposits represent United’s primary source of funding. Total deposits at June 30, 2022 decreased $323.61 million or 1.39%. In terms of composition, noninterest-bearing deposits were flat, increasing $50.39 million or less than 1% while interest-bearing deposits decreased $374.01 million or 2.60% from December 31, 2021.
Noninterest-bearing deposits, which consist of demand deposit and noninterest bearing money market (“MMDA”) account balances, were flat from year-end
2021, increasing $50.39 million due to an increase in commercial noninterest-bearing deposits.
Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts increased $123.86 million or 3.32% since year-end
2021 as the result of increases of $65.50 million in commercial NOW accounts and $86.24 million in public funds NOW accounts. Regular savings accounts increased $81.82 million or 4.98% mainly as a result of a $72.06 million increase in personal savings accounts and a $9.45 million increase in commercial savings accounts. Interest-bearing MMDAs decreased $114.49 million or 1.80%. In particular, commercial MMDAs decreased $186.60 million, brokered MMDAs decreased $31.37 million, and public funds MMDAs decreased $11.22 million while personal MMDAs increased $114.70 million.

Time deposits under $100,000 decreased $94.44 million or 9.16% from year-end
2021. This decrease in time deposits under $100,000 was the result of a $90.47 million decrease in fixed rate Certificates of Deposits (“CDs”) under $100,000, a $3.61 million decrease in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000, and a $4.32 million decrease in CDs under $100,000 obtained through the use of deposit listing services.
Since
year-end
2021, time deposits over $100,000 decreased $370.75 million or 23.16% as fixed rate CDs decreased $246.06 million, CDARS over $100,000 decreased $59.16 million, public funds CDs over $100,000 decreased $58.24 million, and brokered certificates of deposits decreased $7.06 million.
The table below summarizes the changes by deposit category since year-end
2021:

	June 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
Demand deposits	$9,030,939	$8,980,547	$50,392	0.56%
Interest-bearing checking	3,858,216	3,734,355	123,861	3.32%
Regular savings	1,723,223	1,641,404	81,819	4.98%
Money market accounts	6,247,394	6,361,887	(114,493)	(1.80%)
Time deposits under $100,000	936,569	1,031,008	(94,439)	(9.16%)
Time deposits over $100,000 (1)	1,230,308	1,601,062	(370,754)	(23.16%)

Total deposits	$23,026,649	$23,350,263	$(323,614)	(1.39%)

(1)	Includes time deposits of $250,000 or more of $446,584 and $640,752 at June 30, 2022 and December 31, 2021, respectively.
Borrowings
Total borrowings at June 30, 2022 decreased $21.04 million or 2.22% since year-end
2021. During the first six months of 2022, short-term borrowings were flat, decreasing $602 thousand or less than 1% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $20.43 million or 2.50% from year-end
2021 due to a decrease in long-term advances of $21.28 million.
The table below summarizes the change in the borrowing categories since year-end
2021:

	June 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
Short-term securities sold under agreements to repurchase	$128,242	$128,844	$(602)	(0.47%)
Long-term FHLB advances	510,918	532,199	(21,281)	(4.00%)
Subordinated debt	9,882	9,872	10	0.10%
Issuances of trust preferred capital securities	276,161	275,323	838	0.30%

Total borrowings	$925,203	$946,238	$(21,035)	(2.22%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities at June 30, 2022 increased $21.00 million or 10.73% from year-end
2021. In particular, a $36.49 million liability related to clearing house variation margin cash collateral on FHLB swaps was recorded during the first six months of 2022 while accrued mortgage escrow liabilities increased $8.46 million.
Partially offsetting these increases was a $5.41 million decrease in business franchise taxes, a $2.63 million decrease in income tax payable, both due to timing differences, and a $5.80 million decrease in incentives payables due to payments.

Shareholders’ Equity
Shareholders’ equity at June 30, 2022 was $4.49 billion, which was a decrease of $231.58 million or 4.91% from year-end
2021.
Retained earnings increased $79.47 million or 5.71% from
year-end
2021. Earnings net of dividends for the first six months of 2022 were $79.47 million.
Accumulated other comprehensive income decreased $242.47 million or 4,960.50% from year-end
2021 due to a decrease of $269.82 million in United’s available for sale investment portfolio, net of deferred income taxes primarily the result of an increase in market interest rates. Partially offsetting this decrease was a $26.07 million increase in the fair value of cash flow hedges, net of deferred income taxes. The after-tax
accretion of pension costs was $1.28 million for the first six months of 2022.
Treasury stock increased $79.76 million or 46.75% from
year-end
2021. During the first six months of 2022, United repurchased 2,259,546 shares of its common stock on the open market under repurchase plans approved by United’s Board of Directors at a cost of $78.37 million or an average price per share of $34.69.
RESULTS OF OPERATIONS
Overview
Below is a summary of United’s consolidated results of operations for the time periods presented:

	Three Months Ended			Six Months Ended
(Dollars in thousands except per share amounts)	June 2022	June 2021	March 2022	June 2022	June 2021
Interest income	$227,771	$200,186	$202,795	$430,566	$405,843
Interest expense	12,868	13,669	11,293	24,161	28,366

Net interest income	214,903	186,517	191,502	406,405	377,477
Provision for credit losses	(1,807)	(8,879)	(3,410)	(5,217)	(8,736)
Noninterest income	43,608	62,864	46,025	89,633	155,444
Noninterest expense	141,174	138,969	139,175	280,349	287,903

Income before income taxes	119,144	119,291	101,762	220,906	253,754
Income taxes	23,531	24,455	20,098	43,629	52,020

Net income	$95,613	$94,836	$81,664	$177,277	$201,734

PER COMMON SHARE:
Net income:
Basic	$0.71	$0.73	$0.60	$1.31	$1.56
Diluted	0.71	0.73	0.60	1.30	1.56
Net income for the second quarter of 2022 was $95.61 million or $0.71 per diluted share, as compared to $94.84 million or $0.73 per diluted share for the prior year second quarter. Net income for the first quarter of 2022 was $81.66 million or $0.60 per diluted share. Net income for the first six months of 2022 was $177.28 million or $1.30 per diluted share compared to $201.73 million or $1.56 per share for the first six months of 2021.
Earnings for the second quarter and first half of 2022, as compared to the second quarter and first half of 2021 decreased primarily due to lower income from mortgage banking activities primarily as a result of a rising rate environment partially offset by increased net interest income due primarily to the acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”). The increase in earnings for the second quarter of 2022 from the first quarter of 2022 was due mainly to loan growth and net interest margin expansion.

For the second quarter of 2022, United’s annualized return on average assets was 1.32% and return on average shareholders’ equity was 8.33% as compared to 1.41% and 8.69% for the second quarter of 2021. United’s annualized return on average assets was 1.13% and return on average shareholders’ equity was 6.96% for the first quarter of 2022. United’s annualized return on average assets for the first six months of 2022 was 1.23% and return on average shareholders’ equity was 7.63% as compared to 1.52% and 9.32% for the first six months of 2021. For the second quarter and first half of 2022, United’s annualized return on average tangible equity was 14.23% and 12.90%, respectively, as compared to 14.95% and 16.06% for the second quarter and first half of 2021, respectively. United’s annualized return on average tangible equity was 11.63% for the first quarter of 2022.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	March 31, 2022	June 30, 2022	June 30, 2021
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$95,613	$94,836	$81,664	$177,277	$201,734
(b) Number of Days	91	91	90	181	181
Average Total Shareholders’ Equity (GAAP)	$4,606,186	$4,378,898	$4,759,780	$4,682,991	$4,363,053
Less: Average Total Intangibles	(1,911,705)	(1,834,920)	(1,911,125)	(1,911,416)	(1,830,305)

(c) Average Tangible Equity (non-GAAP)	$2,694,481	$2,543,978	$2,848,655	$2,771,575	$2,532,748
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 365/ (c)	14.23%	14.95%	11.63%	12.90%	16.06%
Net interest income for the second quarter of 2022 was $214.90 million, which was an increase of $28.39 million, or 15.22%, from the second quarter of 2021. Net interest income for the first half of 2022 was $406.41 million, an increase of $28.93 million or 7.66% from the first half of 2021. Mainly, these increases in net interest income for 2022 compared to 2021 were due to the impact of higher average earning assets driven primarily by the Community Bankers Trust acquisition. Net interest income for the second quarter of 2022 increased $23.40 million, or 12.22%, from the first quarter of 2022. This increase in net interest income was primarily due to higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets.
The provision for credit losses was a net benefit of $1.81 million and $5.22 million for the second quarter and first half of 2022, respectively, while the provision for credit losses was a net benefit of $8.88 million and $8.74 million for the second quarter and first half of 2021. The provision for credit losses was a net benefit of $3.41 million for the first quarter of 2022. The lower net benefit amounts for 2022 compared to 2021 were mainly due to an increase in total loans outstanding.
For the second quarter of 2022, noninterest income was $43.61 million, which was a decrease of $19.26 million or 30.63% from the second quarter of 2021. Noninterest income for the first six months of 2022 was $89.63 million which was a decrease of $65.81 million or 42.34% from the first six months of 2021. Noninterest income for the second quarter of 2022 decreased $2.42 million, or 5.25%, from the first quarter of 2022. These decreases in noninterest income were primarily due to decreased income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market mainly the result of a rising interest rate environment.
For the second quarter of 2022, noninterest expense increased $2.21 million or 1.59% from the second quarter of 2021 due mainly to an increase in the expense for the reserve for unfunded loan commitments as well as higher amounts of certain general operating expenses. For the first six months of 2022, noninterest expense decreased $7.55 million or 2.62% from the first six months of 2021 mainly due to lower employee compensation expense as a result of lower employee commissions, incentives and overtime related to mortgage banking production. Noninterest expense for the second quarter of 2022 increased $2.00 million, or 1.44%, from the first quarter of 2022 due mainly to higher amounts of certain general operating expenses including an increase in the expense for reserve for unfunded loan commitments.

Income taxes for the second quarter of 2022 were $23.53 million as compared to $24.46 million for the second quarter of 2021. Income tax expense was $20.10 million for the first quarter of 2022. For the first six months of 2022 and 2021 income tax expense was $43.63 million and $52.02 million, respectively. For the quarters ended June 30, 2022 and March 31, 2022, United’s effective tax rate was 19.75%. For the quarter ended June 30, 2021, United’s effective tax rate was 20.50%. The effective tax rate for the first six months of 2022 and 2021 was 19.75% and 20.50%, respectively.
Business Segments
United operates in two business segments: community banking and mortgage banking.
Community Banking
Net income attributable to the community banking segment for the second quarter of 2022 was $97.14 million compared to net income of $89.77 million for the second quarter of 2021. Net income attributable to the community banking segment for the first half of 2022 was $180.17 million compared to net income of $172.00 million for the first half of 2021. The higher net income within the community banking segment in 2022 was due primarily to the impact of the Community Bankers Trust acquisition. On a linked quarter basis, net income attributable to the community banking segment for the second quarter of 2022 increased $14.12 million from the first quarter of 2022 primarily due to loan growth and net interest margin expansion.
Net interest income increased $28.19 million to $211.59 million for the second quarter of 2022, compared to $183.40 million for the same period of 2021. Net interest income increased $30.68 million to $401.27 million for the first half of 2022, compared to $370.60 million for the same period of 2021. Generally, net interest income for the second quarter and first six months of 2022 increased from the second quarter and first six months of 2021 due to an increase in average earning assets as a result of the Community Bankers Trust acquisition as well as lower interest expense on deposits driven by rate repricing. On a linked quarter basis, net interest income for the second quarter of 2022 increased $21.91 million from the first quarter of 2022 primarily due to higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets.
Provision for credit losses was a net benefit of $1.81 million for the three months ended June 30, 2022 compared to a net benefit of $8.88 million for the three months ended June 30, 2021. Provision for credit losses was a net benefit of $5.22 million for the six months ended June 30, 2022, compared to a net benefit of $8.74 million for the six months ended June 30, 2021. As previously mentioned, the reduced net benefit amounts for the second quarter and first half of 2022 were due mainly to loan growth. The provision for credit losses was a net benefit of $3.41 million for the first quarter of 2022.
Noninterest income increased $2.81 million for the second quarter of 2022 to $26.90 million as compared to $24.09 million for the second quarter of 2021. Noninterest income for the first half of 2022 increased $1.32 million to $51.80 million for the first half of 2022 as compared to $50.49 million for the first half of 2021. On a linked quarter basis, noninterest income for the second quarter of 2022 increased $2.00 million from the first quarter of 2022. All of these increases were due mainly to increases in fees from deposit services and income from bank-owned life insurance policies (“BOLI”).
Noninterest expense was $119.25 million for the second quarter of 2022, compared to $103.45 million for the same period of 2021. Noninterest expense was $233.79 million for the six months ended June 30, 2022, compared to $213.47 million for the same period of 2021. These increases in noninterest expense for the first six months of 2022 were primarily attributable to the additional employees and branch offices from the Community Bankers Trust acquisition as most major categories of noninterest expense showed increases. On a linked quarter basis, noninterest expense for the second quarter of 2022 increased $4.71 million from the first quarter of 2022 due mainly to higher amounts of certain general operating expenses including an increase in the expense for reserve for unfunded loan commitments.

Mortgage Banking
The mortgage banking segment reported net losses of $1.15 million and $944 thousand for the second quarter and the first half of 2022, respectively, as compared to net income of $4.97 million and $28.00 million for the second quarter and first half of 2021. The mortgage banking segment reported net income of $209 thousand in the first quarter of 2022. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $21.47 million for the second quarter of 2022 as compared to $39.77 million for the second quarter of 2021. Noninterest income for the first half of 2022 was $44.87 million as compared to $107.27 million for the first half of 2021. On a linked quarter basis, noninterest income for the second quarter of 2022 decreased $1.93 million from the first quarter of 2022. All of these decreases in noninterest income were due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment. Noninterest expense was $25.78 million and $51.22 million for the second quarter and first half of 2022 as compared to $36.39 million and $77.57 million for the second quarter and first half of 2021. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The decreases in 2022 were due mainly to lower employee commissions, incentives and overtime related to the decreased mortgage banking production. On a linked quarter basis, noninterest expense for the second quarter of 2022 increased $328 thousand from the first quarter of 2022 due mainly to higher amounts of certain general operating expenses.
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
Net interest income for the second quarter of 2022 was $214.90 million, which was an increase of $28.39 million or 15.22% from the second quarter of 2021. The $28.39 million increase in net interest income occurred because total interest income increased $27.59 million while total interest expense decreased $801 thousand from the second quarter of 2021. Net interest income for the first half of 2022 was $406.41 million, which was an increase of $28.93 million or 7.66% from the first half of 2021. The $28.93 million increase in net interest income occurred because total interest income increased $24.72 million while total interest expense decreased $4.21 million from the first half of 2021. On a linked-quarter basis, net interest income for the second quarter of 2022 increased $23.40 million or 12.22% from the first quarter of 2022. The $23.40 million increase in net interest income occurred because total interest income increased $24.98 million while total interest expense increased $1.58 million from the first quarter of 2022.
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
Tax-equivalent
net interest income for the second quarter of 2022 was $216.01 million, an increase of $28.42 million or 15.15% from the second quarter of 2021. The increase in net interest income and tax-equivalent
net interest income was primarily due to the impact of higher average earnings assets, driven by the Community Bankers Trust acquisition, as well as the impact of rising market interest rates on earning assets and a change in the asset mix to higher earning assets. These increases were mostly offset by lower accretion on acquired loans, lower fee income from Paycheck Protection Program (“PPP”) loans and higher average interest-bearing deposit balances as a result of the Community Bankers Trust acquisition.

Average earning assets for the second quarter of 2022 increased $1.66 billion or 6.92% from the second quarter of 2021 due to a $1.62 billion increase in average investment securities and a $1.21 billion increase in average net loans and loans held for sale, partially offset by a $1.17 billion decrease in average short-term investments. The interest rate spread for the second quarter of 2022 increased 26 basis points from the second quarter of 2021 to 3.24% due to a 21 basis point increase in the average yield on earning assets and a 5 basis point decrease in the average cost of funds. Net PPP loan fee income was $3.56 million and $9.02 million for the second quarter of 2022 and 2021, respectively, a decrease of $5.46 million. The decline was driven primarily by loan forgiveness by the SBA. Loan accretion on acquired loans and leases was $5.40 million and $9.67 million for the second quarter of 2022 and 2021, respectively, a decrease of $4.27 million. Average interest-bearing liabilities for the second quarter of 2022 increased $914.13 million, or 6.45%, from the second quarter of 2021. The net interest margin of 3.38% for the second quarter of 2022 was an increase of 24 basis points from the net interest margin of 3.14% for the second quarter of 2021.
Tax-equivalent
net interest income for the first six months of 2022 was $408.62 million, an increase of $29.02 million or 7.64% from the first six months of 2021. The increase in net interest income and tax-equivalent
net interest income was primarily due to the impact of higher average earnings assets, driven by the Community Bankers Trust acquisition, as well as the impact of rising market interest rates on earning assets and lower interest expense on deposits. These increases were mostly offset by lower accretion on acquired loans, lower fee income from Paycheck Protection Program (“PPP”) loans and higher average interest-bearing deposit balances as a result of the Community Bankers Trust acquisition. Average earning assets increased $2.10 billion or 8.84% from the first six months of 2021 due to a $1.56 billion increase in average investment securities and a $763.75 million or 4.29% increase in average net loans and loans held for sale partially offset by a $219.86 million decrease in average short-term investments. Average interest-bearing liabilities for the first six months of 2022 increased $1.04 billion, or 7.37% from the first six months of 2021; however, the average cost of funds decreased 8 basis points from the six months of 2021 to 0.32% for the first six months of 2022. The interest rate spread for the first six months of 2022 decreased a basis point from the first six months of 2021 to 3.05% due to a 9 basis point decrease in the average yield on earning assets partially offset by the 8 basis point decrease in the average cost of funds. Loan accretion on acquired loans was $9.54 million and $19.47 million for the first half of 2022 and 2021, respectively, a decrease of $9.93 million. Net PPP loan fee income of $7.66 million was recognized in the first half of 2022 driven primarily by loan forgiveness, as compared to $20.33 million for the first half of 2021. The net interest margin of 3.18% for the first half of 2022 was a decrease of 4 basis points from the net interest margin of 3.22% for the first half of 2021.
On a linked-quarter basis, net interest income for the second quarter of 2022 increased $23.40 million, or 12.22%, from the first quarter of 2022.
Tax-equivalent
net interest income for the second quarter of 2022 increased $23.40 million, or 12.15% from the first quarter of 2022. The increase in net interest income and tax-equivalent
net interest income was primarily due to higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets. The interest rate spread of 3.24% for the second quarter of 2022 increased 38 basis points from the first quarter of 2022 due to a 42 basis point increase in the average yield on earning assets partially offset by a 4 basis point increase in the average cost of funds. A decrease in average earning assets of $425.99 million, or 1.64%, from the first quarter of 2022 driven by a decrease of $1.29 billion in short-term investments was partially offset by increases in higher yielding average net loans and loans held for sale of $489.88 million and average investment securities of $375.81 million. Acquired loan accretion income increased $1.26 million to $5.40 million for the second quarter of 2022. Net PPP loan fee income decreased $542 thousand to $3.56 million for the second quarter of 2022. The net interest margin of 3.38% for the second quarter of 2022 was an increase of 39 basis points from the net interest margin of 2.99% for the first quarter of 2022.

United’s
tax-equivalent
net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent
net interest income for the three months ended June 30, 2022, June 30, 2021 and March 31, 2022 and the six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
(Dollars in thousands)	June 30 2022	June 30 2021	March 31 2022
Loan accretion	$5,398	$9,669	$4,139
Certificates of deposit	738	1,050	1,038
Long-term borrowings	274	174	159

Total	$6,410	$10,893	$5,336

	Six Months Ended
(Dollars in thousands)	June 30 2022	June 30 2021
Loan accretion	$9,537	$19,469
Certificates of deposit	1,776	2,499
Long-term borrowings	433	348

Tax-equivalent net interest income	$11,746	$22,316

The following tables reconcile the difference between net interest income and tax-equivalent
net interest income for the three months ended June 30, 2022, June 30, 2021 and March 31, 2022 and the six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended
(Dollars in thousands)	June 30 2022	June 30 2021	March 31 2022
Net interest income, GAAP basis	$214,903	$186,517	$191,502
Tax-equivalent adjustment (1)	1,104	1,075	1,109

Tax-equivalent net interest income	$216,007	$187,592	$192,611

	Six Months Ended
(Dollars in thousands)	June 30 2022	June 30 2021
Net interest income, GAAP basis	$406,405	$377,477
Tax-equivalent adjustment (1)	2,213	2,122

Tax-equivalent net interest income	$408,618	$379,599

(1)
The
tax-equivalent
adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2022 and 2021 and the three months ended March 31, 2022. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and six-month
periods ended June 30, 2022 and 2021, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent
basis using the statutory federal income tax rate of 21% for the three-month and six-month
period ended June 30, 2022 and 2021. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,737,146	$4,841	1.12%	$2,905,604	$1,757	0.24%
Investment Securities:
Taxable	4,665,307	24,558	2.11%	3,114,902	13,846	1.78%
Tax-exempt	419,865	2,794	2.66%	353,223	2,331	2.64%

Total Securities	5,085,172	27,352	2.15%	3,468,125	16,177	1.87%
Loans, net of unearned income (2)	19,018,717	196,682	4.15%	17,825,433	183,327	4.12%
Allowance for loan losses	(214,624)			(231,422)

Net loans	18,804,093		4.19%	17,594,011		4.18%

Total earning assets	25,626,411	$228,875	3.58%	23,967,740	$201,261	3.37%

Other assets	3,383,037			3,038,218

TOTAL ASSETS	$29,009,448			$27,005,958

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$14,136,707	$9,751	0.28%	$13,219,572	$11,012	0.33%
Short-term borrowings	136,025	237	0.70%	136,801	182	0.54%
Long-term borrowings	811,924	2,880	1.42%	814,151	2,475	1.22%

Total Interest-Bearing Liabilities	15,084,656	12,868	0.34%	14,170,524	13,669	0.39%

Noninterest-bearing deposits	9,038,947			8,227,147
Accrued expenses and other liabilities	279,659			229,389

TOTAL LIABILITIES	24,403,262			22,627,060
SHAREHOLDERS’ EQUITY	4,606,186			4,378,898

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,009,448			$27,005,958

NET INTEREST INCOME		$216,007			$187,592

INTEREST RATE SPREAD			3.24%			2.98%
NET INTEREST MARGIN			3.38%			3.14%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,379,418	$7,170	0.61%	$2,599,276	$3,650	0.28%
Investment Securities:
Taxable	4,466,170	42,063	1.88%	3,018,633	27,372	1.81%
Tax-exempt	432,135	5,483	2.54%	324,183	4,312	2.66%

Total Securities	4,898,305	47,546	1.94%	3,342,816	31,684	1.90%
Loans, net of unearned income (2)	18,775,823	378,063	4.06%	18,030,354	372,631	4.16%
Allowance for loan losses	(215,316)			(233,597)

Net loans	18,560,507		4.10%	17,796,757		4.22%

Total earning assets	25,838,230	$432,779	3.37%	23,738,849	$407,965	3.46%

Other assets	3,338,261			3,011,252

TOTAL ASSETS	$29,176,491			$26,750,101

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$14,259,590	$18,312	0.26%	$13,202,246	$22,997	0.35%
Short-term borrowings	135,012	418	0.62%	139,463	360	0.52%
Long-term borrowings	814,628	5,431	1.34%	823,705	5,009	1.23%

Total Interest-Bearing Liabilities	15,209,230	24,161	0.32%	14,165,414	28,366	0.40%

Non-interest bearing deposits	9,015,171			7,982,751
Accrued expenses and other liabilities	269,099			238,883

TOTAL LIABILITIES	24,493,500			22,387,048
SHAREHOLDERS’ EQUITY	4,682,991			4,363,053

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,176,491			$26,750,101

NET INTEREST INCOME		$408,618			$379,599

INTEREST RATE SPREAD			3.05%			3.06%
NET INTEREST MARGIN			3.18%			3.22%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
Provision for Credit Losses
United’s provision for credit losses was a net benefit of $1.81 million and $5.22 million for the second quarter and first half of 2022, respectively, while the provision for credit losses was a net benefit of $8.88 million and $8.74 million for the second quarter and first half of 2021. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity
securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2022, the provision for loan and lease losses was a net benefit of $1.81 million as compared to a net benefit of $8.82 million for the quarter ended June 30, 2021. The provision for loan and lease losses for the first six months of 2022 was a net benefit of $5.21 million as compared to a net benefit of $8.52 million for the first six months of 2021. The higher amount of provision expense for 2022 compared to 2021 was mainly due to an increase in overall loans outstanding. Net recoveries were $941 thousand for the second quarter of 2022 as compared to net charge-offs of $5.22 million for the same quarter in 2021. Net recoveries for the first six months of 2022 were $2.92 million as compared to net charge-offs of $9.76 million for the first six months of 2021. The lower amount of net charge-offs for 2022 as compared to 2021 was primarily due to charge-offs recognized on several large commercial credits in the second quarter and first half of 2021. On a linked-quarter basis, the provision for loan and lease losses the provision for loan and lease losses was a net benefit of $3.40 million for the first quarter of 2022. Net recoveries were $1.98 million for the first quarter of 2022. Annualized net recoveries as a percentage of average loans and leases, net of unearned income were (0.02%) and (0.03%) for the second quarter and first half of 2022, respectively, compared to annualized net charge-offs of 0.12% and 0.11% for the second quarter and first half of 2021. Annualized net recoveries as a percentage of average loans were (0.04%) for the first quarter of 2022.
As of June 30, 2022, nonperforming loans and leases were $70.33 million or 0.37% of loans and leases, net of unearned income as compared to $90.76 million or 0.50% of loans, net of unearned income at December 31, 2021. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.
Loans past due 90 days or more were $16.44 million at June 30, 2022, a decrease of $2.44 million or 12.90% from $18.88 million at year-end
2021. This decrease was primarily due to a large delinquent commercial credit being brought current. At June 30, 2022, nonaccrual loans were $28.39 million, which was a decrease of $7.64 million or 21.21% from $36.03 million at year-end
2021. This decrease was due to the repayment of several
mid-sized
commercial nonaccrual loans as well as the return to accrual status for two commercial relationships. Restructured loans were $25.50 million at June 30, 2022, a decrease of $10.35 million or 28.87% from $35.86 million at year-end
2021. The decrease was mainly due to the repayment of four large commercial relationships and removal of TDR status for one commercial relationship during the first half of 2022. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.
Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $84.18 million, including OREO of $13.85 million at June 30, 2022, represented 0.29% of total assets as compared to non-performing
assets of $105.59 million, including OREO of $14.82 million, or 0.36% of total assets at December 31, 2021.
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2022, the allowance for credit losses was $256.31 million as compared to $247.46 million at December 31, 2021.
At June 30, 2022, the allowance for loan and lease losses was $213.73 million as compared to $216.02 million at December 31, 2021. The slight decrease in the allowance for loan and lease losses was due to improved trends within the loan portfolio that included lower historical loss rates and improvements in criticized loan totals. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.13% at June 30, 2022 and 1.20% at December 31, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 303.88% and 238.00% at June 30, 2022 and December 31, 2021, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.
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

The second quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to economic and business conditions; past due, nonaccrual, and adversely classified loans and leases; and concentrations of credit.

•
Current conditions
– United considered the impact of inflation, supply chain disruptions, rising interest rates, increased oil and gas prices and the conflict in eastern Europe when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

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

➢
The forecast for real GDP shifted downward in the second quarter, from a projection of 2.80% for 2022 as of mid-March
2022 to 1.70% for 2022 as of
mid-June
with a level future trendline as compared to the first quarter of 2022. The unemployment rate forecast shifted upward compared to the first quarter of 2022 with an increasing trend expected throughout 2024.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
United’s review of the allowance for loan and lease losses at June 30, 2022 produced increased reserves in three of the four loan categories as compared to December 31, 2021. The real estate construction and development loan pool reserve increased $4.44 million. The residential real estate reserve increased $1.72 million. The consumer loan pool reserve increased $1.77 million. Each of these increases were primarily due to increased outstanding balances. The allowance related to the commercial, financial & agricultural loan pool decreased $10.22 million. This decrease is due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.
An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $2.93 million at June 30, 2022 and $6.53 million at December 31, 2021. In comparison to the prior year-end,
this element of the allowance decreased $3.61 million primarily due to repayment of individually assessed loans as well as improved collateral valuations.
Management believes that the allowance for credit losses of $256.31 million at June 30, 2022 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the second quarter and first half of 2022 and 2021 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of June 30, 2022 and $19 thousand as December 31, 2021. There was no provision for credit losses recorded on available for sale investment securities for the second quarter and first half of 2022 and 2021 and no allowance for credit losses on available for sale investment securities as of June 30, 2022 and December 31, 2021. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of June 30, 2022. As a result of this assessment, United released all of its remaining $8 thousand in reserves for the first half of 2022 as compared to the release of $221 thousand in reserves for the first half of 2021. The allowance for accrued interest receivables not expected to be collected as of December 31, 2021 was $8 thousand.
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
Noninterest income for the second quarter of 2022 was $43.61 million, a decrease of $19.26 million or 30.63% from the second quarter of 2021. Noninterest income for the first half of 2022 was $89.63 million, a decrease of $65.81 million or 42.34% from the first half of 2021. Both differences from the second quarter and first half of 2021 were due mainly to a decrease in income from mortgage banking activities primarily as a result of a rising interest rate environment and a lower margin on loans sold in the secondary market.
Income from mortgage banking activities totaled $12.45 million for the second quarter of 2022 compared to $36.94 million for the same period of 2021, a decline of $24.50 million or 66.31%. For the first half of 2022 and 2021, income from mortgage banking activities was $31.65 million and $102.34 million, respectively. The decreases for 2022 as compared to 2021 were due mainly to lower mortgage loan origination and sale volume driven by the rising rate environment and a lower margin on loans sold in the secondary market. For the three months ended June 30, 2022 and 2021, mortgage loan sales were $683.73 million and $1.88 billion, respectively. For the six months ended June 30, 2022 and 2021, mortgage loan sales were $1.78 billion and $3.72 billion, respectively.
Fees from deposit services for the second quarter and first half of 2022 increased $1.43 million or 15.26% and $2.69 million or 14.68%, respectively, from the second quarter and first half of 2021. The increases were due primarily to higher income from overdraft fees and debit card fee income.
Income from bank-owned life insurance (“BOLI”) for the second quarter and first half of 2022 increased $2.46 million and $3.25 million, respectively, from the second quarter and first half of 2021. These increases were due mainly to the purchase of $85 million in policies since June 30, 2021, the addition of approximately $31 million in BOLI from the Community Bankers Trust acquisition and proceeds from death benefits. For the second quarter and first half of 2022, United recognized death benefits from BOLI of $2.48 million and $2.76 million, respectively.
On a linked-quarter basis, noninterest income for the second quarter of 2022 decreased $2.41 million, or 5.25%, from the first quarter of 2022. The decrease in noninterest income was primarily due to a decrease of $6.76 million in income from mortgage banking activities mainly due to lower mortgage loan origination and sale volume driven by the rising rate environment and a lower margin on loans sold in the secondary market. Income from BOLI increased $1.93 million from the first quarter of 2022 due to an increase of $2.19 million in the recognition of death benefits partially offset by a decline in the cash surrender value of policies.

Other Expenses
Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense increased $2.21 million or 1.59% for the second quarter of 2022 compared to the same period in 2021. For the first half of 2022, noninterest expense was $280.35 million, which was a decrease of $7.55 million or 2.62% from the first half of 2021.
Employee compensation for the second quarter and first half of 2022 decreased $5.93 million or 8.64% and $15.72 million or 11.15%, respectively, from the second quarter and first half of 2021. The decreases for 2022 were due mainly to lower employee commissions, incentives and overtime related to a decline in mortgage banking production partially offset by additional employees from the Community Bankers Trust acquisition.
Employee benefits expense for the second quarter of 2022 decreased $2.42 million or 16.74% from the second quarter of 2021. Employee benefits expense for the first half of 2022 decreased $5.02 million or 16.78% as compared to the first half of 2021. These decreases were primarily due to lower amounts of expense for postretirement benefits.
Net occupancy expense for the second quarter and first half of 2022 increased $1.11 million or 10.94% and $1.35 million or 6.42%, respectively, as compared to the same time periods in 2021. The increases were due primarily to increases in building depreciation and maintenance expenses mainly as a result of the offices added in the Community Bankers Trust acquisition.
OREO expense for the first half of 2022 decreased $3.83 million or 94.38% due mainly to fewer declines in the fair value of OREO properties.
Equipment expense increased $1.48 million or 25.39% and $2.77 million or 23.34% for the second quarter and first half of 2022, respectively, as compared to the same time periods in 2021. The increases were due mainly to higher maintenance costs and depreciation expense primarily due to the Community Bankers Trust acquisition.
Mortgage loan servicing expense and impairment for the second quarter and first half of 2022 decreased $1.82 million or 50.46% and $3.35 million or 49.44%, respectively, from the same time periods in 2021 due to the recovery of past temporary impairment and lower amortization expense of mortgage servicing rights.
Federal Deposit Insurance Corporation (“FDIC”) expense for the second quarter and first half of 2022 increased $1.20 million or 66.89% and $1.88 million or 49.39%, respectively, from the second quarter and first half of 2021 due a higher assessment base.
Other expense for the second quarter of 2022 increased $8.78 million or 32.76% from the second quarter of 2021. For the first half of 2022, other expense increased $13.84 million or 25.34% from the first half of 2021. Within other expenses, the most significant increase for second quarter and first half of 2022 as compared to the same time periods in 2021 was in the expense for the reserve for unfunded loan commitments of $5.03 million and $9.49 million, respectively. In addition, consulting and legal expenses as well as advertising expense increased significantly in 2022 from 2021.
On a linked-quarter basis, noninterest expense for the second quarter of 2022 increased $2.00 million, or 1.44% from the first quarter of 2022. The increase in noninterest expense resulted from higher amounts of certain general operating expenses including an increase in the expense for reserve for unfunded loan commitments of $662 thousand.

Income Taxes
For the second quarter and first half of 2022, income tax expense was $23.53 million and $43.63 million, respectively, as compared to $24.46 million and $52.02 million, respectively, in the second quarter and first half of 2021. These decreases were due to lower earnings and a lower effective tax rate. On a linked-quarter basis, income tax expense increased $3.43 million due to higher earnings from the first quarter of 2022. United’s effective tax rate was 19.75% for the second quarter of 2022, 20.50% for the second quarter of 2021 and 19.75% for the first quarter of 2022. For the first half of 2022 and 2021, United’s effective tax rate was 19.75% and 20.50%, respectively. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.
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
For the first six months ended June 30, 2022, cash of $490.02 million was provided by operating activities due mainly to net income of $177.28 million. In addition, mortgage banking activities added cash of $283.73 million to the net income amount as sales of mortgage loans in the secondary market exceeded originations. Net cash of $2.08 billion was used in investing activities which was primarily due to purchases of investment securities over proceeds from sales of $1.15 billion and net loan growth of $939.33 million. During the first half of 2022, net cash of $511.46 million was used in financing activities due primarily to a net withdrawal of $321.84 million in deposits, cash dividends paid of $95.94 million, net repurchases of $79.45 million in treasury stock and the net repayment of $20.00 million in FHLB advances. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $2.10 billion for the first six months of 2022.
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
United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.75% at June 30, 2022 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.65%, 12.65% and 10.45%, respectively. The June 30, 2022 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the
COVID-19
pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.
Total shareholders’ equity was $4.49 billion at June 30, 2022, which was a decrease of $231.58 million or 4.91% from December 31, 2021. This decrease is primarily due to a decrease of $242.47 million in accumulated other comprehensive income due mainly to an after-tax
decrease in the fair value of available for sale securities as a result of a rising interest rate environment. In addition, treasury stock increased $79.76 million or 46.75% due to the repurchase of 2,259,546 shares of United common stock under stock repurchase plans approved by United’s Board of Directors. Partially offsetting these decreases was an increase of $79.47 million in retained earnings (net income less dividends declared).
United’s equity to assets ratio was 15.59% at June 30, 2022 as compared to 16.09% at December 31, 2021. The primary capital ratio, capital and reserves to total assets and reserves, was 16.34% at June 30, 2022 as compared to 16.79% at December 31, 2021. United’s average equity to average asset ratio was 15.88% for the second quarter of 2022 as compared to 16.21% the second quarter of 2021. United’s average equity to average asset ratio was 16.05% for the first half of 2022 as compared to 16.31% for the first half of 2021. All of these financial measurements reflect a financially sound position.
During the second quarter of 2022, United’s Board of Directors declared a cash dividend of $0.36 per share. Cash dividends were $0.72 per common share for the first six months of 2022. Total cash dividends declared were $48.54 million for the second quarter of 2022 and $97.81 million for the first six months of 2022 as compared to $45.27 million for the second quarter of 2021 and $90.52 million for the first six months of 2021.

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
The following table shows United’s estimated earnings sensitivity profile as of June 30, 2022 and December 31, 2021:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2022	December 31, 2021
+200	(0.91%)	4.61%
+100	0.21%	2.70%
-100	(0.75%)	(0.98%)
-200	(6.92%)	(2.42%)
At June 30, 2022, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.21% over one year as compared to an increase by 2.70% at December 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.91% over one year as of June 30, 2022, as compared to an increase of 4.61% as of December 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.75% over one year as of June 30, 2022 as compared to a decrease of 0.98%, over one year as of December 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.92% over one year as of June 30, 2022 as compared to a decrease of 2.42% over one year as of December 31, 2021.
In addition to the one year earnings sensitivity analysis, a two-year
analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.05% in year two as of June 30, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.40% in year two as of June 30, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.35% in year two as of June 30, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 15.92% in year two as of June 30, 2022.

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
At June 30, 2022, United’s mortgage related securities portfolio had an amortized cost of $2.2 billion, of which approximately $941.8 million or 42% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay
and accretion directed (VADMs) bonds having an average life of approximately 5.9 years and a weighted average yield of 1.95%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 7.1 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 16%, or less than the price decline of a
7-
year treasury note. By comparison, the price decline of a
30-year
2.50% coupon mortgage-backed security (MBS) in rates higher by 300 basis points would be approximately 21.1%.
United had approximately $651.7 million in fixed rate Commercial mortgage-backed Securities (CMBS) with a projected yield of 2.07% and a projected average life of 4.9 years on June 30, 2022. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 7.8 years.
United had approximately $30.3 million in
15-year
mortgage-backed securities with a projected yield of 2.03% and a projected average life of 4.9 years as of June 30, 2022. This portfolio consisted of seasoned
15-year
mortgage paper with a weighted average loan age (WALA) of 3.1 years and a weighted average maturity (WAM) of 12.4 years.
United had approximately $368.8 million in
20-year
mortgage-backed securities with a projected yield of 1.81% and a projected average life of 7.2 years on June 30, 2022. This portfolio consisted of seasoned
20-year
mortgage paper with a weighted average loan age (WALA) of 1.3 years and a weighted average maturity (WAM) of 18.6 years.

United had approximately $172.9 million in
30-year
mortgage-backed securities with a projected yield of 2.47% and a projected average life of 8.4 years on June 30, 2022. This portfolio consisted of seasoned
30-year
mortgage paper with a weighted average loan age (WALA) of 3.3 years and a weighted average maturity (WAM) of 25.1 years.
The remaining 3% of the mortgage related securities portfolio on June 30, 2022, included floating rate CMO, CMBS and mortgage-backed securities.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2022 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form
10-Q
was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.
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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2022, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
The following risk factor supplements the “Risk Factors” section in Item 1A of United’s Annual Report on Form
10-K
for the year ended December 31, 2021:
Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability to pursue certain strategic opportunities.
As described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading of “Recent Developments,” United Bank (the “Bank”), the wholly-owned bank subsidiary of United, has received a Community Reinvestment Act (“CRA”) Performance Evaluation with a rating from the Federal Reserve Bank of Richmond (the “FRB”) of “Needs to Improve.” A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches. These restrictions will remain in place until the FRB issues a higher CRA rating following a subsequent CRA examination. The next CRA examination is expected to commence in October 2022. The precise timing of the completion of that examination and any results therefrom will not be known until later.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended June 30, 2022 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2022	820,000	$34.34	820,000	1,503,011
5/01 – 5/31/2022	728,761	$34.62	728,761	4,371,239
6/01 – 6/30/2022	6	$33.82	0	4,371,239

Total	1,548,767	$34.47	1,548,761

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2022, the following shares were purchased for the deferred compensation plan: June 2022 – 6 shares at an average price of $33.82.

(3)
In May of 2022, United’s Board of Directors approved a new repurchase plan to repurchase up to 4,750,000 shares of United’s common stock on the open market (the “2022 Plan”). The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. The 2022 Plan replaces a repurchase plan approved by United’s Board of Directors in October of 2019.

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

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No. 002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 11, 2022 and filed on May 17, 2022 for United Bankshares, Inc., File No. 002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No. 002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

Exhibit No.	Description

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: August 9, 2022	/s/ Richard M. Adams, Jr.
Richard M. Adams, Jr.
Chief Executive Officer

Date: August 9, 2022	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer