Form 10-Q
period 2022-09-30
UNITED BANKSHARES INC/WV
filed 2022-11-09
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
 31, 2022
, the registrant had
134,658,964
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2022 and December 31, 2021, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2022	December 31 2021
Assets
Cash and due from banks	$322,321	$282,878
Interest-bearing deposits with other banks	1,032,959	3,474,365
Federal funds sold	1,067	927

Total cash and cash equivalents	1,356,347	3,758,170
Securities available for sale at estimated fair value (amortized cost-$5,142,448 at September 30, 2022 and $4,031,494 at December 31, 2021, allowance for credit losses of $0 at September 30, 2022 and December 31, 2021)	4,648,087	4,042,699
Securities held to maturity, net of allowance for credit losses of $19 at September 30, 2022 and December 31, 2021 (estimated fair value-$1,020 at September 30, 2022 and December 31, 2021)	1,001	1,001
Equity securities at estimated fair value	7,314	12,404
Other investment securities	267,292	239,645
Loans held for sale measured using fair value option	210,075	504,416
Loans and leases	19,722,485	18,051,307
Less: Unearned income	(22,405)	(27,659)

Loans and leases, net of unearned income	19,700,080	18,023,648
Less: Allowance for loan and lease losses	(219,611)	(216,016)

Net loans and leases	19,480,469	17,807,632
Bank premises and equipment	198,745	197,220
Operating lease right-of-use assets	74,043	81,942
Goodwill	1,888,889	1,886,494
Mortgage servicing rights, net of valuation allowance of $0 at September 30, 2022 and $883 at December 31, 2021	21,908	23,144
Bank-owned life insurance (“BOLI”)	478,518	478,067
Accrued interest receivable, net of allowance for credit losses of $0 at September 30, 2022 and $8 at December 31, 2021	82,347	64,512
Other assets	333,440	231,556

TOTAL ASSETS	$29,048,475	$29,328,902

Liabilities
Deposits:
Noninterest-bearing	$7,618,823	$7,496,560
Interest-bearing	15,244,554	15,853,703

Total deposits	22,863,377	23,350,263
Borrowings:
Securities sold under agreements to repurchase	142,476	128,844
Federal Home Loan Bank (“FHLB”) borrowings	1,010,846	532,199
Other long-term borrowings	286,462	285,195
Reserve for lending-related commitments	39,698	31,442
Operating lease liabilities	78,748	86,703
Accrued expenses and other liabilities	186,782	195,628

TOTAL LIABILITIES	24,608,389	24,610,274
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-141,897,873 and 141,360,266 at September 30, 2022 and December 31, 2021, respectively, including 7,266,226 and 4,967,508 shares in treasury at September 30, 2022 and December 31, 2021, respectively	354,745	353,402
Surplus	3,163,776	3,149,955
Retained earnings	1,524,265	1,390,777
Accumulated other comprehensive loss	(352,304)	(4,888)
Treasury stock, at cost	(250,396)	(170,618)

TOTAL SHAREHOLDERS’ EQUITY	4,440,086	4,718,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,048,475	$29,328,902

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Interest income
Interest and fees on loans	$225,501	$176,695	$602,503	$548,109
Interest on federal funds sold and other short-term investments	6,834	2,548	14,004	6,198
Interest and dividends on securities:
Taxable	29,149	12,999	71,212	40,371
Tax-exempt	2,199	1,838	6,530	5,245

Total interest income	263,683	194,080	694,249	599,923

Interest expense
Interest on deposits	17,660	9,803	35,972	32,800
Interest on short-term borrowings	493	167	911	527
Interest on long-term borrowings	4,908	2,531	10,339	7,540

Total interest expense	23,061	12,501	47,222	40,867

Net interest income	240,622	181,579	647,027	559,056
Provision for credit losses	7,671	(7,829)	2,454	(16,565)

Net interest income after provision for credit losses	232,951	189,408	644,573	575,621

Other income
Fees from trust services	4,384	4,269	12,805	12,225
Fees from brokerage services	4,016	3,883	12,683	11,860
Fees from deposit services	10,069	9,888	31,047	28,180
Bankcard fees and merchant discounts	1,857	1,473	4,907	3,905
Other service charges, commissions, and fees	918	703	2,462	2,237
Income from bank-owned life insurance	1,472	2,556	7,786	5,617
Income from mortgage banking activities	6,422	42,012	38,070	144,350
Mortgage loan servicing income	2,302	2,429	7,017	7,170
Net investment securities ( losses) gains	(206)	82	725	2,715
Other income	1,515	1,336	4,880	5,816

Total other income	32,749	68,631	122,382	224,075

Other expense
Employee compensation	59,618	67,459	184,871	208,428
Employee benefits	10,750	13,132	35,648	43,052
Net occupancy expense	11,281	10,339	33,674	31,381
Other real estate owned (“OREO”) expense	1,708	428	1,936	4,483
Net losses (gains) on the sales of OREO properties	125	(34)	(362)	(67)
Equipment expense	7,807	7,286	22,452	19,160
Data processing expense	7,614	6,612	22,534	20,594
Mortgage loan servicing expense and impairment	1,847	3,253	5,273	10,029
Bankcard processing expense	509	422	1,421	1,300
FDIC insurance expense	3,063	1,920	8,740	5,720
Other expense	32,874	31,466	101,358	86,106

Total other expense	137,196	142,283	417,545	430,186

Income before income taxes	128,504	115,756	349,410	369,510
Income taxes	25,919	23,604	69,548	75,624

Net income	$102,585	$92,152	$279,862	$293,886

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Earnings per common share:
Basic	$0.76	$0.71	$2.07	$2.28

Diluted	$0.76	$0.71	$2.06	$2.27

Average outstanding shares:
Basic	134,182,248	128,762,815	134,947,674	128,716,450
Diluted	134,553,565	128,960,220	135,251,299	128,934,282
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net income	$102,585	$92,152	$279,862	$293,886

Change in net unrealized loss on available-for-sale (“AFS”) securities, net of tax	(117,950)	(13,777)	(387,770)	(36,305)
Change in net unrealized gain on cash flow hedge, net of tax	12,287	1,377	38,357	10,320
Change in pension plan assets, net of tax	716	638	1,997	2,376

Comprehensive (loss) income, net of tax	$(2,362)	$80,390	$(67,554)	$270,277

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Nine Months Ended September 30, 2022
					Accumulated Other Comprehensive Loss
	Common Stock						Total
		Par		Retained		Treasury	Shareholders’
	Shares	Value	Surplus	Earnings		Stock	Equity
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss, net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss, net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	354,458	3,156,101	1,423,175	(141,692)	(196,902)	$4,595,140
Comprehensive income:
Net income	0	0	0	95,613	0	0	95,613
Other comprehensive loss, net of tax	0	0	0	0	(105,665)	0	(105,665)

Total comprehensive loss, net of tax							(10,052)
Stock based compensation expense	0	0	2,543	0	0	0	2,543
Purchase of treasury stock (1,548,767 shares)	0	0	0	0	0	(53,391)	(53,391)
Cash dividends ($0.36 per share)	0	0	0	(48,544)	0	0	(48,544)
Stock grant forfeiture (2,445 shares)	0	0	88	0	0	(88)	0
Net issuance of common stock under stock-based compensation plans (63,419 shares)	63,419	158	1,196	0	0	0	1,354

Balance at June 30, 2022	141,846,451	$354,616	$3,159,928	$1,470,244	$(247,357)	$(250,381)	$4,487,050
Comprehensive income:
Net income	0	0	0	102,585	0	0	102,585
Other comprehensive loss, net of tax	0	0	0	0	(104,947)	0	(104,947)

Total comprehensive loss, net of tax							(2,362)
Stock based compensation expense	0	0	2,462	0	0	0	2,462
Purchase of treasury stock (214 shares)	0	0	0	0	0	(7)	(7)
Cash dividends ($0.36 per share)	0	0	0	(48,564)	0	0	(48,564)
Stock grant forfeiture (207 shares)	0	0	8	0	0	(8)	0
Net issuance of common stock under stock-based compensation plans (51,422 shares)	51,422	129	1,378	0	0	0	1,507

Balance at September 30, 2022	141,897,873	$354,745	3,163,776	$1,524,265	$(352,304)	$(250,396)	$4,440,086

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2021
					Accumulated Other Comprehensive Income (Loss)
	Common Stock						Total
		Par		Retained		Treasury	Shareholders’
	Shares	Value	Surplus	Earnings		Stock	Equity
Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	106,898	0	0	106,898
Other comprehensive income, net of tax	0	0	0	0	(20,509)	0	(20,509)

Total comprehensive income, net of tax							86,389
Stock based compensation expense	0	0	1,688	0	0	0	1,688
Purchase of treasury stock (339,229 shares)	0	0	0	0	0	(11,210)	(11,210)
Cash dividends ($0.35 per share)	0	0	0	(45,254)	0	0	(45,254)
Grant of restricted stock (180,901 shares)	180,901	452	(452)	0	0	0	0
Common stock options exercised (145,621 shares)	145,621	365	3,100	0	0	0	3,465

Balance at March 31, 2021	134,135,896	335,340	2,898,807	1,267,039	1,861	(170,349)	4,332,698
Comprehensive income:
Net income	0	0	0	94,836	0	0	94,836
Other comprehensive income, net of tax	0	0	0	0	8,662	0	8,662

Total comprehensive income, net of tax							103,498
Stock based compensation expense	0	0	1,892	0	0	0	1,892
Cash dividends ($0.35 per share)	0	0	0	(45,268)	0	0	(45,268)
Stock grant forfeiture (1,971 shares)	0	0	73	0	0	(73)	0
Grant of restricted stock (1,443 shares)	1,443	4	(4)	0	0	0	0
Common stock options exercised (28,324 shares)	28,324	70	823	0	0	0	893

Balance at June 30, 2021	134,165,663	335,414	2,901,591	1,316,607	10,523	(170,422)	4,393,713
Comprehensive income:
Net income	0	0	0	92,152	0	0	92,152
Other comprehensive income, net of tax	0	0	0	0	(11,762)	0	(11,762)

Total comprehensive income, net of tax							80,390
Stock based compensation expense	0	0	1,912	0	0	0	1,912
Cash dividends ($0.35 per share)	0	0	0	(45,271)	0	0	(45,271)
Stock grant forfeiture (1,531 shares)	0	0	56	0	0	(56)	0
Common stock options exercised (1,717 shares)	1,717	5	17	0	0	0	22

Balance at September 30, 2021	134,167,380	$335,419	$2,903,576	$1,363,488	$(1,239)	$(170,478)	$4,430,766

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Nine Months Ended
	September 30
	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$623,773	$553,195

INVESTING ACTIVITIES
Proceeds from maturities and calls of securities held to maturity	0	215
Proceeds from sales of securities available for sale	305	49,145
Proceeds from maturities and calls of securities available for sale	447,719	519,368
Purchases of securities available for sale	(1,572,476)	(1,081,798)
Proceeds from sales of equity securities	6,586	1,250
Purchases of equity securities	(2,136)	(1,808)
Proceeds from sales and redemptions of other investment securities	4,439	7,961
Purchases of other investment securities	(40,951)	(18,992)
Purchases of bank-owned life insurance policies	0	(85,000)
Redemption of bank-owned life insurance policies	11,947	0
Purchases of bank premises and equipment	(11,855)	(11,363)
Proceeds from sales of bank premises and equipment	890	1,604
Proceeds from the sales of OREO properties	3,625	4,501
Net change in loans	(1,666,737)	864,282

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,818,644)	249,365

FINANCING ACTIVITIES
Cash dividends paid	(144,479)	(135,988)
Acquisition of treasury stock	(79,459)	(11,210)
Proceeds from exercise of stock options	7,912	4,361
Repayment of long-term Federal Home Loan Bank borrowings	(20,000)	(550,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	500,000	500,000
Changes in:
Deposits	(484,558)	1,234,052
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	13,632	(19,282)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(206,952)	1,021,933

(Decrease) Increase in cash and cash equivalents	(2,401,823)	1,824,493

Cash and cash equivalents at beginning of year	3,758,170	2,209,068

Cash and cash equivalents at end of period	$1,356,347	$4,033,561

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$1,131	$2,531
Transfers of loans to bank premises and equipment	4,541	0
Acquisitions:
Assets acquired, net of cash	(345)	(7,190)
Liabilities assumed	2,050	6,002
Goodwill	2,395	13,192
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2022 and 2021 and for the three-month and nine-month periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2021 Annual Report on Form
10-K,
which includes descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. Certain amounts reported in prior periods have been reclassified to conform with the current presentation. In addition, $1,483,987 was reclassed from noninterest-bearing deposits to interest-bearing deposits on United’s Consolidated Balance Sheets for the period ended December 31, 2021 due to the nature of the underlying deposit accounts and a misclassification in the previous presentation. This reclassification did not impact any other amounts reported or disclosed in the consolidated financial statements and footnotes. In the opinion of management, any additional adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made.
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
In January 2021, the FASB issued ASU
No. 2021-01,
“Reference Rate Reform (Topic 848).” This update to ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” refines the scope of ASC Topic 848 and permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by change in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU
No. 2021-01
is effective for public business entities upon issuance through December 31, 2022. United has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, United took steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, United is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
At September 30, 2022, the discount on the trust preferred issuance had an estimated remaining life of 11.50 years and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.50 years, and 4.50 years, respectively.
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

The following table presents certain unaudited pro forma information for the results of operations for the first nine months of 2021, as if the Merger had occurred on January 1, 2021. These results combine the historical results of Community Bankers Trust into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Community Bankers Trust’s provision for credit losses for the first nine months of 2021 that may not have been necessary had the acquired loans and leases been recorded at fair value as of the beginning of 2021. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

Proforma Nine Months Ended September 30, 2021
Total Revenues (1)	$838,482
Net Income	318,188

(1)	Represents net interest income plus other income
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$549,926	$23	$19,559	$0	$530,390
State and political subdivisions	827,078	24	124,648	0	702,454
Residential mortgage-backed securities
Agency	1,415,340	7	199,821	0	1,215,526
Non-agency	122,069	12	9,205	0	112,876
Commercial mortgage-backed securities
Agency	656,637	15	67,595	0	589,057
Asset-backed securities	961,942	0	31,358	0	930,584
Single issue trust preferred securities	17,329	0	1,230	0	16,099
Other corporate securities	592,127	87	41,113	0	551,101

Total	$5,142,448	$168	$494,529	$0	$4,648,087

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$82,136	$51	$337	$0	$81,850
State and political subdivisions	831,499	19,608	3,809	0	847,298
Residential mortgage-backed securities
Agency	1,120,423	9,173	15,822	0	1,113,774
Non-agency	74,965	306	726	0	74,545
Commercial mortgage-backed securities
Agency	633,802	12,731	6,608	0	639,925
Asset-backed securities	659,830	49	3,307	0	656,572
Single issue trust preferred securities	17,291	146	626	0	16,811
Other corporate securities	611,548	3,558	3,182	0	611,924

Total	$4,031,494	$45,622	$34,417	$0	$4,042,699

United excludes accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $22,269 and $15,353 at September 30, 2022 and December 31, 2021, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2022 and December 31, 2021.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$519,227	$19,556	$151	$3	$519,378	$19,559
State and political subdivisions	626,426	104,819	61,881	19,829	688,307	124,648
Residential mortgage-backed securities
Agency	826,491	109,707	386,937	90,114	1,213,428	199,821
Non-agency	67,993	3,564	25,712	5,641	93,705	9,205
Commercial mortgage-backed securities
Agency	461,338	36,176	124,012	31,419	585,350	67,595
Asset-backed securities	567,394	16,711	363,190	14,647	930,584	31,358
Single issue trust preferred securities	2,936	147	13,163	1,083	16,099	1,230
Other corporate securities	376,976	26,130	119,164	14,983	496,140	41,113

Total	$3,448,781	$316,810	$1,094,210	$177,719	$4,542,991	$494,529

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,106	$334	$213	$3	$75,319	$337
State and political subdivisions	223,754	2,872	24,067	937	247,821	3,809
Residential mortgage-backed securities
Agency	680,320	13,167	71,392	2,655	751,712	15,822
Non-agency	55,336	726	0	0	55,336	726
Commercial mortgage-backed securities
Agency	136,071	2,912	70,543	3,696	206,614	6,608
Asset-backed securities	532,373	2,620	82,222	687	614,595	3,307
Single issue trust preferred securities	0	0	13,594	626	13,594	626
Other corporate securities	307,912	3,182	0	0	307,912	3,182

Total	$2,010,872	$25,813	$262,031	$8,604	$2,272,903	$34,417

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Proceeds from maturities, sales and calls	$145,482	$167,520	$448,024	$568,513
Gross realized gains	2	125	2	1,667
Gross realized losses	0	(17)	0	(115)

At September 30, 2022, gross unrealized losses on available for sale securities were $494,529 on 1,468 securities of a total portfolio of 1,526 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Management believes the significant amount of gross unrealized losses on available for sale securities at September 30, 2022 was primarily the result of rising interest rates and does not reflect any expected credit losses.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $827,078 at September 30, 2022. As of September 30, 2022, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2022. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2022.
Agency mortgage-backed securities
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,071,977 at September 30, 2022. Of the $2,071,977 amount, $656,637 was related to agency commercial mortgage-backed securities and $1,415,340 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2022.
Non-agency
residential mortgage-backed securities
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $122,069 at September 30, 2022. Of the $122,069, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2022.
Asset-backed securities
As of September 30, 2022, United’s asset-backed securities portfolio had a total amortized cost balance of $961,942. 100% of the portfolio was investment grade rated as of September 30, 2022. Approximately 28% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 72% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio for the third quarter of 2022, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2022 consisted of $8,464 in investment grade bonds, $3,083 in split rated bonds, and $5,782 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2022, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of September 30, 2022, United’s other corporate securities portfolio had a total amortized cost balance of $592,127. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $592,127 total amortized cost balance, 96% was investment grade rated, 2% was below investment grade rated, 1% was split rated, and 1% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at September 30, 2022.
The amortized cost and estimated fair value of securities available for sale at September 30, 2022 and December 31, 2021 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2022		December 31, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$408,713	$403,924	$126,032	$126,564
Due after one year through five years	855,482	817,121	661,627	670,298
Due after five years through ten years	1,011,502	882,921	940,031	941,640
Due after ten years	2,866,751	2,544,121	2,303,804	2,304,197

Total	$5,142,448	$4,648,087	$4,031,494	$4,042,699

Equity securities at fair value
Equity securities consist primarily of mutual funds. The fair value of United’s equity securities was $7,314 at September 30, 2022 and $12,404 at December 31, 2021.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net gains recognized during the period on equity securities sold	$0	$0	$0	$788
Unrealized gains recognized during the period on equity securities still held at period end	19	2	44	53
Unrealized losses recognized during the period on equity securities still held at period end	(226)	(27)	(684)	(132)

Net (losses) gains recognized during the period	$(207)	$(25)	$(640)	$709

Other investment securities
During the third quarter of 2022, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2022 had a significant adverse effect on the fair value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $1,722,762 and $1,871,328 at September 30, 2022 and December 31, 2021, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2022	December 31, 2021
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,748,357	$1,733,176
Nonowner-occupied commercial real estate	6,024,873	5,957,288
Other commercial	3,537,722	3,462,361

Total commercial, financial & agricultural	11,310,952	11,152,825
Residential real estate	4,390,748	3,691,560
Construction & land development	2,624,117	2,014,165
Consumer:
Bankcard	8,660	8,913
Other consumer	1,388,008	1,183,844
Less: Unearned income	(22,405)	(27,659)

Total loans and leases, net of unearned income	$19,700,080	$18,023,648

The table above does not include loans held for sale of $210,075 and $504,416 at September 30, 2022 and December 31, 2021, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $25,386 and $32,990 at September 30, 2022 and December 31, 2021, respectively.
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
A loan is categorized as a troubled debt restructuring (“TDR”) if a concession is granted and there is deterioration in the financial condition of the borrower. A loan classified as a TDR will generally retain such classification until the loan is paid in full. However, a one-to-four-family
residential mortgage TDR loan that yields a market rate and demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally one year, is removed from the TDR classification. Interest income on TDRs is accrued at the reduced rate and the loan is returned to performing status once the borrower demonstrates the ability to pay under the terms of the restructured note through a sustained period of repayment performance, which is generally six months. TDRs can take the form of a reduction of the stated interest rate, splitting a loan into separate loans and leases with market terms on one loan and concessionary terms on the other loan, receipts of assets from a debtor in partial or full satisfaction of a loan, the extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk, the reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, or the reduction of accrued interest or any other concessionary type of renegotiated debt. Under United’s current loan policy, a loan is not recognized as a TDR until it becomes reasonably expected that the loan will be a TDR. The portfolio of TDR loans is monitored monthly.
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief , primarily deferral of payments, to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program ended on January 1, 2022. As provided for under the CARES Act, these loan modifications are exempt by law from classification as a TDR as defined by GAAP. As of September 30, 2022, United no longer has any eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act as compared to 188 eligible loan modifications in deferral on $18,039 of loans outstanding at December 31, 2021.
As of September 30, 2022, United had TDRs of $23,155 as compared to $35,856 as of December 31, 2021. Of the $23,155 aggregate balance of TDRs at September 30, 2022, $10,336 was on nonaccrual and $2,941 was 90 days or more past due. Of the $35,856 aggregate balance of TDRs at December 31, 2021, $22,421 was on nonaccrual and $102 was 90 days or more days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of September 30, 2022, there was a commitment to lend additional funds of $60 to a debtor owing a receivable whose terms have been modified in a TDR. During the first nine months of 2022, advances of $72 were made to this debtor under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at September 30, 2022 and December 31, 2021 and the reasons for modification:

Reason for modification	September 30, 2022	December 31, 2021
Interest rate reduction	$765	$3,163
Interest rate reduction and change in terms	1,078	1,412
Concession of principal and term	0	19
Extended maturity	4,694	4,831
Transfer of asset	0	5,407
Change in terms	16,618	21,024

Total	$23,155	$35,856

The following table sets forth United’s troubled debt restructurings that have been restructured during the three months ended September 30, 2022 and 2021, segregated by class of loans:

	Troubled Debt Restructurings For the Three Months Ended
	September 30, 2022			September 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	1	$144	$144	1	$103	$103
Nonowner-occupied	0	0	0	0	0	0
Other commercial	0	0	0	0	0	0
Residential real estate	0	0	0	1	473	473
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	1	$144	$144	2	$576	$576

The following table sets forth United’s troubled debt restructurings that have been restructured during the nine months ended September 30, 2022 and 2021, segregated by class of loans:

	Troubled Debt Restructurings For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$2,945	$2,856	2	$1,043	$1,196
Nonowner-occupied	0	0	0	2	6,349	6,136
Other commercial	1	132	0	1	181	181
Residential real estate	0	0	0	1	473	473
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	3	$3,077	$2,856	6	$8,046	$7,986

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the three and nine months ended September 30, 2022 and 2021, segregated by the reason for modification:

	Three Months Ended September 30		Nine Months Ended September 30
Reason for modification	2022	2021	2022	2021
Interest rate reduction and change in terms	$144	$473	$144	$473
Transfer of asset	0	0	0	5,407
Extended maturity	0	103	0	2,106
Change in terms	0	0	2,712	0

Total	$144	$576	$2,856	$7,986

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2022 and had charge-offs during the three and nine months ended September 30, 2022. The recorded investment amounts presented were as of the September 30, 2022 balance sheet date.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	0	0	1	103
Residential real estate	1	0	1	0
Construction & land development	0	0	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	1	$0	2	$103

The following table presents troubled debt restructurings, by class of loan, that were restructured during the twelve-month period ended September 30, 2021 and had charge-offs during the nine months ended September 30, 2021. No charge-offs were recorded during the three months ended September 30, 2021. The recorded investment amounts presented were as of the September 30, 2021 balance sheet date.

	Nine Months Ended September 30, 2021
	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0
Nonowner-occupied	0	0
Other commercial	0	0
Residential real estate	1	0
Construction & land development	2	0
Consumer:
Bankcard	0	0
Other consumer	0	0

Total	3	$0

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans:

Age Analysis of Past Due Loans and Leases As of September 30, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,363	$12,528	$17,891	$1,730,466	$1,748,357	$4,272
Nonowner-occupied	30,979	10,229	41,208	5,983,665	6,024,873	876
Other commercial	13,073	11,406	24,479	3,513,243	3,537,722	3,802
Residential real estate	22,489	20,351	42,840	4,347,908	4,390,748	8,173
Construction & land development	10,093	1,234	11,327	2,612,790	2,624,117	674
Consumer:
Bankcard	62	72	134	8,526	8,660	72
Other consumer	25,423	3,955	29,378	1,358,630	1,388,008	3,326

Total	$107,482	$59,775	$167,257	$19,555,228	$19,722,485	$21,195

Age Analysis of Past Due Loans and Leases As of December 31, 2021
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$7,522	$13,325	$20,847	$1,712,329	$1,733,176	$611
Nonowner-occupied	5,791	18,829	24,620	5,932,668	5,957,288	545
Other commercial	21,444	15,883	37,327	3,425,034	3,462,361	6,569
Residential real estate	19,488	23,495	42,983	3,648,577	3,691,560	8,241
Construction & land development	6,599	3,096	9,695	2,004,470	2,014,165	383
Consumer:
Bankcard	100	187	287	8,626	8,913	187
Other consumer	17,264	2,615	19,879	1,163,965	1,183,844	2,445

Total	$78,208	$77,430	$155,638	$17,895,669	$18,051,307	$18,981

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans:

	At September 30, 2022			At December 31, 2021
	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing	Nonaccruals	With No Related Allowance for Credit Losses	90 Days or More Past Due & Accruing
Commercial Real Estate:
Owner-occupied	$8,256	$8,256	$4,272	$12,714	$12,714	$611
Nonowner-occupied	9,353	9,353	876	18,284	18,284	545
Other Commercial	7,604	6,542	3,802	9,314	8,261	6,569
Residential Real Estate	12,178	10,369	8,173	15,254	14,298	8,241
Construction & land development	560	560	674	2,713	2,713	383
Consumer:
Bankcard	0	0	72	0	0	187
Other consumer	629	629	3,326	170	170	2,445

Total	$38,580	$35,709	$21,195	$58,449	$56,440	$18,981

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2022 and 2021.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2022 and December 31, 2021:

	Collateral Dependent Loans and Leases
	At September 30, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$51	$28	$0	$7,343	$9,664	$17,086
Nonowner-occupied	3,286	0	0	2,796	8,074	14,156
Other commercial	1,593	9,705	0	0	1,173	12,471
Residential real estate	12,839	0	0	0	0	12,839
Construction & land development	0	0	1,419	0	755	2,174
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$17,769	$9,733	$1,419	$10,139	$19,666	$58,726

	Collateral Dependent Loans and Leases
	At December 31, 2021
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$38	$0	$9,775	$11,223	$21,036
Nonowner-occupied	7,085	0	703	8,665	52,299	68,752
Other commercial	2,093	15,225	0	0	732	18,050
Residential real estate	16,749	0	0	0	0	16,749
Construction & land development	0	0	4,770	0	1,103	5,873
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,927	$15,263	$5,473	$18,440	$65,357	$130,460

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$254,135	$324,105	$301,559	$133,669	$117,404	$542,210	$27,695	$363	$1,701,140
Special Mention	0	309	529	500	1,566	4,916	931	0	8,751
Substandard	144	633	0	432	991	35,752	0	236	38,188
Doubtful	0	0	0	0	0	278	0	0	278

Total	$254,279	$325,047	$302,088	$134,601	$119,961	$583,156	$28,626	$599	$1,748,357

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	485	0	0	485

Current-period net charge-offs	$0	$0	$0	$0	$0	$417	$0	$0	$417

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$319,007	$310,893	$161,075	$135,472	$168,874	$539,640	$39,117	$401	$1,674,479
Special Mention	0	0	51	5,399	712	20,672	959	0	27,793
Substandard	0	55	38	661	1,304	27,458	839	244	30,599
Doubtful	0	0	0	0	0	305	0	0	305

Total	$319,007	$310,948	$161,164	$141,532	$170,890	$588,075	$40,915	$645	$1,733,176

YTD charge-offs	0	0	0	0	(44)	(370)	0	0	(414)
YTD recoveries	0	0	0	0	13	856	0	0	869

YTD net charge-offs	$0	$0	$0	$0	$(31)	$486	$0	$0	$455

Commercial Real Estate – Nonowner-occupied								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,116,436	$1,381,816	$736,996	$636,308	$359,768	$1,394,475	$173,940	$145	$5,799,884
Special Mention	574	0	2,898	82,705	984	22,224	0	0	109,385
Substandard	0	0	686	34,079	28,134	52,705	0	0	115,604
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,117,010	$1,381,816	$740,580	$753,092	$388,886	$1,469,404	$173,940	$145	$6,024,873

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	153	0	0	153

Current-period net charge-offs	$0	$0	$0	$0	$0	$153	$0	$0	$153

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$1,558,474	$925,508	$707,570	$460,660	$397,003	$1,490,548	$102,561	$2,039	$5,644,363
Special Mention	819	2,953	113,655	5,826	372	40,534	2,793	0	166,952
Substandard	0	714	13,042	28,411	1,095	102,711	0	0	145,973
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,559,293	$929,175	$834,267	$494,897	$398,470	$1,633,793	$105,354	$2,039	$5,957,288

YTD charge-offs	0	0	0	0	0	(3,531)	0	0	(3,531)
YTD recoveries	0	0	0	0	0	1,907	0	0	1,097

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,624)	$0	$0	$(1,624)

Other commercial								Revolving loans and leases converted to term loans
	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$658,865	$667,721	$424,201	$251,761	$82,222	$340,577	$992,467	$1,692	$3,419,506
Special Mention	14,446	13	369	2,362	1,019	3,495	33,666	44	55,414
Substandard	4,066	970	203	724	8,373	10,236	38,081	84	62,737
Doubtful	0	0	0	0	65	0	0	0	65

Total	$677,377	$668,704	$424,773	$254,847	$91,679	$354,308	$1,064,214	$1,820	$3,537,722

Current-period charge-offs	0	(353)	(2)	(208)	(1,526)	(642)	0	0	(2,731)
Current-period recoveries	0	0	84	7	705	3,296	0	0	4,092

Current-period net charge-offs	$0	$(353)	$82	$(201)	$(821)	$2,654	$0	$0	$1,361

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$924,726	$557,422	$306,945	$107,426	$87,090	$76,032	$1,211,865	$2,038	$3,273,544
Special Mention	1,880	0	31,614	3,012	1,801	3,390	76,987	61	118,745
Substandard	793	11	1,561	4,930	2,146	18,963	41,357	205	69,966
Doubtful	0	0	0	0	0	106	0	0	106

Total	$927,399	$557,433	$340,120	$115,368	$91,037	$98,491	$1,330,209	$2,304	$3,462,361

YTD charge-offs	0	(87)	(31)	(200)	(174)	(5,650)	(40)	0	(6,182)
YTD recoveries	0	3	30	86	34	4,154	0	0	4,307

YTD net charge-offs	$0	$(84)	$(1)	$(114)	$(140)	$(1,496)	$(40)	$0	$(1,875)

Residential Real Estate								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,177,179	$844,137	$493,937	$302,151	$251,579	$850,367	$439,462	$2,855	$4,361,667
Special Mention	0	0	0	0	11	4,768	1,949	0	6,728
Substandard	0	1,458	68	443	876	18,593	915	0	22,353
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,177,179	$845,595	$494,005	$302,594	$252,466	$873,728	$442,326	$2,855	$4,390,748

Current-period charge-offs	0	(809)	0	0	(283)	(387)	0	0	(1,479)
Current-period recoveries	0	0	0	0	15	1,295	1	0	1,311

Current-period net charge-offs	$0	$(809)	$0	$0	$(268)	$908	$1	$0	$(168)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$815,693	$568,323	$383,250	$315,211	$178,101	$931,730	$455,705	$2,972	$3,650,985
Special Mention	0	0	0	223	91	12,251	2,339	0	14,904
Substandard	464	0	444	617	2,763	19,773	1,497	113	25,671
Doubtful	0	0	0	0	0	0	0	0	0

Total	$816,157	$568,323	$383,694	$316,051	$180,955	$963,754	$459,541	$3,085	$3,691,560

YTD charge-offs	0	0	(37)	(38)	(167)	(5,774)	0	0	(6,016)
YTD recoveries	0	0	0	0	3	2,384	13	0	2,400

YTD net charge-offs	$0	$0	$(37)	$(38)	$(164)	$(3,390)	$13	$0	$(3,616)

Construction and Land Development								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$542,237	$1,079,140	$397,998	$156,282	$113,677	$93,713	$231,058	$0	$2,614,105
Special Mention	0	2,401	66	3,257	0	500	967	0	7,191
Substandard	0	248	0	52	0	2,521	0	0	2,821
Doubtful	0	0	0	0	0	0	0	0	0

Total	$542,237	$1,081,789	$398,064	$159,591	$113,677	$96,734	$232,025	$0	$2,624,117

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,386	0	0	1,386

Current-period net charge-offs	$0	$0	$0	$0	$0	$1,384	$0	$0	$1,384

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$767,351	$518,291	$278,020	$152,062	$18,371	$74,532	$192,421	$0	$2,001,048
Special Mention	0	69	3,261	0	0	1,237	995	0	5,562
Substandard	332	0	280	925	0	5,272	746	0	7,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$767,683	$518,360	$281,561	$152,987	$18,371	$81,041	$194,162	$0	$2,014,165

YTD charge-offs	0	0	0	0	(177)	(383)	0	0	(560)
YTD recoveries	0	0	0	0	133	471	0	0	604

YTD net charge-offs	$0	$0	$0	$0	$(44)	$88	$0	$0	$44

Bankcard								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,527	$0	$8,527
Special Mention	0	0	0	0	0	0	62	0	62
Substandard	0	0	0	0	0	0	71	0	71
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,660	$0	$8,660

Current-period charge-offs	0	0	0	0	0	0	(295)	0	(295)
Current-period recoveries	0	0	0	0	0	0	8	0	8

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(287)	$0	$(287)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,626	$0	$8,626
Special Mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	0	0	0	187	0	187
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,913	$0	$8,913

YTD charge-offs	0	0	0	0	0	0	(190)	0	(190)
YTD recoveries	0	0	0	0	0		42	0	42

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(148)	$0	$(148)

Other Consumer								Revolving loans converted to term loans
	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$568,900	$356,050	$199,869	$148,850	$68,038	$13,902	$3,021	$0	$1,358,630
Special Mention	5,373	10,512	5,134	2,794	1,139	441	31	0	25,424
Substandard	689	1,893	907	245	174	46	0	0	3,954
Doubtful	0	0	0	0	0	0	0	0	0

Total	$574,962	$368,455	$205,910	$151,889	$69,351	$14,389	$3,052	$0	$1,388,008

Current-period charge-offs	(123)	(925)	(545)	(266)	(114)	(134)	0	0	(2,107)
Current-period recoveries	1	75	39	72	53	140	0	0	380

Current-period net charge-offs	$(122)	$(850)	$(506)	$(194)	$(61)	$6	$0	$0	$(1,727)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Internal Risk Grade:
Pass	$473,430	$293,023	$234,340	$119,678	$29,697	$10,335	$3,465	$0	$1,163,968
Special Mention	5,600	5,630	2,948	2,036	569	466	13	0	17,262
Substandard	903	930	456	211	22	87	5	0	2,614
Doubtful	0	0	0	0	0	0	0	0	0

Total	$479,933	$299,583	$237,744	$121,925	$30,288	$10,888	$3,483	$0	$1,183,844

YTD charge-offs	(101)	(776)	(709)	(483)	(126)	(203)	(6)	0	(2,404)
YTD recoveries	5	86	51	101	18	186	2	0	449

YTD net charge-offs	$(96)	$(690)	$(658)	$(382)	$(108)	$(17)	$(4)	$0	$(1,955)

At September 30, 2022 and December 31, 2021, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $10,779 and $14,823, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. Outstanding balances of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process are $1,200 at September 30, 2022 as compared to $13 at December 31, 2021.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $59,331 (no allowance for credit losses) and $49,029 (net of an allowance for credit losses of $8) at September 30, 2022 and December 31, 2021, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United did not record an allowance for credit losses for accrued interest receivables not expected to be collected as of September 30, 2022 as compared to an allowance for credit losses of $8 as of December 31, 2021. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of September 30, 2022 and December 31, 2021:

	Accrued Interest Receivable
	At September 30, 2022	At December 31, 2021
Commercial Real Estate:
Owner-occupied	$4,467	$4,172
Nonowner-occupied	16,541	14,901
Other Commercial	10,097	9,335
Residential Real Estate	13,339	10,347
Construction & land development	11,607	7,411
Consumer:
Bankcard	0	0
Other consumer	3,280	2,871

	$59,331	$49,037
Less: Allowance for credit losses	0	(8)

Total	$59,331	$49,029

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2022 and 2021:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Commercial real estate:
Owner-occupied	$2	$17	$8	$29
Nonowner-occupied	2	59	2	99
Other commercial	52	5	75	14
Residential real estate	8	8	83	57
Construction & land development	0	3	0	3
Consumer:
Bankcard	0	0	0	0
Other consumer	98	31	221	137

Total	$162	$123	$389	$339

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $39,698 and $31,442 at September 30, 2022 and December 31, 2021, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
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
The third quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to economic and business conditions; past due, nonaccrual, and adversely classified loans and leases; and concentrations of credit.

•
Current conditions
– United considered the impact of inflation, supply chain disruptions, rising interest rates, increased oil and gas prices and the potential impact of the geopolitical situation when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

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

•
The forecast for real GDP shifted downward in the third quarter, from a projection of 1.70% for 2022 as of mid-June
2022 to 0.20% for 2022 as of
mid-September
with a steeper increasing future trendline as compared to the second quarter of 2022. The unemployment rate forecast shifted slightly upward compared to the second quarter of 2022 with an increasing trend expected throughout 2023 and 2024.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Three Months Ended September 30, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$12,938	$32,833	$79,043	$28,123	$43,839	$348	$16,605	$213,729
Charge-offs	(37)	0	(1,937)	(207)	0	(50)	(856)	(3,087)
Recoveries	20	38	754	252	125	5	105	1,299
Provision	589	(1,101)	3,960	4,537	(1,596)	118	1,163	7,670

Ending balance	$13,510	$31,770	$81,820	$32,705	$42,368	$421	$17,017	$219,611

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Nine Months Ended September 30, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	0	(2,731)	(1,479)	(2)	(295)	(2,107)	(6,682)
Recoveries	485	153	4,092	1,311	1,386	8	380	7,815
Provision	(1,350)	(10,539)	2,027	6,469	1,589	391	3,875	2,462

Ending balance	$13,510	$31,770	$81,820	$32,705	$42,368	$421	$17,017	$219,611

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2021
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$235,830
Allowance for PCD loans (acquired during the period)	1,241	4,363	5,009	1,192	823	0	1	12,629
Charge-offs	(414)	(3,531)	(6,182)	(6,016)	(560)	(190)	(2,404)	(19,297)
Recoveries	869	1,907	4,307	2,400	604	42	449	10,578
Provision	(10,607)	(9,733)	(2,840)	(297)	(549)	143	159	(23,724)

Ending balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($86,165)	$0	$0	$105,165	($86,165)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($82,028)	$0	$0	$105,165	($82,028)

	December 31, 2021
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,881,179		$5,315		$1,886,494

United incurred amortization expense of $1,379 and $4,137 for the three and nine months ended September 30, 2022 as compared to $1,466 and $4,399 for the three and nine months ended September 30, 2021, respectively.
The following table provides a reconciliation of goodwill:

	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2021	$1,881,179	$5,315	$1,886,494
Addition to goodwill from Community Bankers Trust acquisition	2,395	0	2,395

Goodwill at September 30, 2022	$1,883,574	$5,315	$1,888,889

The addition during the first nine months of 2022 to goodwill from the Community Bankers Trust acquisition was due mainly to a measurement period adjustment to establish a reserve for income tax contingencies that existed at the time of the acquisition.
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
The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“MSRs”) at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market using the amortization method. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment rates, economic factors and other assumptions.
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
The unpaid principal balances of loans serviced for others were approximately $3,459,781 at September 30, 2022 and $3,698,998 at December 31, 2021.
The estimated fair value of the mortgage servicing rights was $44,305 and $27,355 at September 30, 2022 and December 31, 2021, respectively. The estimated fair value of servicing rights at September 30, 2022 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.02% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 5.92% to 10.06% with a weighted average prepayment rate of 6.48%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 1.97%. The estimated fair value of servicing rights at December 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.71% with a weighted average discount rate of 10.60%, CPR ranging from 12.59% to 21.20% with a weighted average prepayment rate of 16.56%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.09%. Please refer to Note 15 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
MSRs beginning balance	$22,593	$24,173	$24,027	$22,338
Addition from acquisition of subsidiary	0	0	0	0
Amount capitalized	251	2,524	1,361	8,859
Amount amortized	(936)	(2,478)	(3,480)	(6,978)

MSRs ending balance	$21,908	$24,219	$21,908	$24,219

MSRs valuation allowance beginning balance	$0	$(1,633)	$(883)	$(1,383)
Aggregate additions charged and recoveries credited to operations	0	250	883	629
MSRs impairment	0	0	0	(629)

MSRs valuation allowance ending balance	$0	$(1,383)	$0	$(1,383)

MSRs, net of valuation allowance	$21,908	$22,836	$21,908	$22,836

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
The components of lease expense were as follows:

	Classification	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease cost	Net occupancy expense	$5,315	$5,360
Sublease income	Net occupancy expense	(60)	(291)

Net lease cost		$5,255	$5,069

	Classification	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost	Net occupancy expense	$15,696	$16,037
Sublease income	Net occupancy expense	(268)	(946)

Net lease cost		$15,428	$15,091

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$74,043	$81,942
Operating lease liabilities	Operating lease liabilities	$78,748	$86,703
Other information related to leases was as follows:

September 30, 2022
Weighted-average remaining lease term:
Operating leases	6.83 years
Weighted-average discount rate:
Operating leases	2.19%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,351	$5,533
ROU assets obtained in the exchange for lease liabilities	3,440	13,606

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,847	$16,560
ROU assets obtained in the exchange for lease liabilities	7,563	19,888

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2021, consists of the following as of September 30, 2022:

Year	Amount
2022	$5,014
2023	18,414
2024	13,236
2025	10,041
2026	8,742
Thereafter	29,316

Total lease payments	84,763
Less: imputed interest	(6,015)

Total	$78,748

10. SHORT-TERM BORROWINGS
At September 30, 2022 and December 31, 2021, short-term borrowings were as follows:

	As of September 30, 2022	As of December 31, 2021
Securities sold under agreements to repurchase	$142,476	$128,844
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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2022, United had no outstanding balance under this credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2022, United had an unused borrowing amount of approximately $7,065,152 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2022, $1,010,846 of FHLB advances with a weighted-average contractual interest rate of 2.84% and a weighted-average effective interest rate of 1.61% are scheduled to mature within the next three years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at September 30, 2022 to manage interest rate risk on its long-term debt.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2022	$1,000,000
2023	0
2024	0
2025	10,846
2026 and thereafter	0

Total	$1,010,846

At September 30, 2022, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $4,124 in aggregate principal amount of a LIBOR-indexed floating rate subordinated note in the Community Bankers Trust merger. United also assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial Corporation acquisition. At September 30, 2022 and December 31, 2021, the outstanding balance of the subordinated notes was $9,887 and $9,872, respectively. At September 30, 2022 and December 31, 2021, the outstanding balance of the Debentures was $276,575 and $275,323, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,274,694 and $6,847,550 of loan commitments outstanding as of September 30, 2022 and December 31, 2021, respectively, approximately 35% of which contractually expire within one year. Excluded in the September 30, 2022 and December 31, 2021 amounts above are commitments to extend credit of $739,809 and $571,792, respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2022 and December 31, 2021, United had $17,408 and $14,774 of commercial letters of credit outstanding, respectively. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $151,662 and $164,743 as of September 30, 2022 and December 31, 2021, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking Activities
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,081 and $1,150 as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022, United accrued a $5,000 estimated liability related to a litigation matter with a former commercial customer. This accrual was based upon currently available information and is subject to adjustment to reflect any subsequent developments. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial statements.
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
13. DERIVATIVE FINANCIAL INSTRUMENTS
United uses derivative instruments to help aid against adverse price changes or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives may consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. United may execute derivative instruments with its commercial banking customers to facilitate its risk management strategies.
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
The fair value of derivative positions outstanding is included in accrued interest receivable and other assets and accrued interest payable and other liabilities in United’s Consolidated Balance Sheets and in the net change in these financial statement line items in net cash provided by operating activities in United’s Condensed Consolidated Statements of Cash Flows.
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
0.19% and receive-variable
1-month
LIBOR with monthly resets. The tenor of the interest rate swap derivative is 4 years with an expiration date in August 2024. As of September 30, 2022, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $19,181 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following September 30, 2022 related to the cash flow hedges. As of September 30, 2022, the maximum length of time over which forecasted transactions are hedged is eight years.
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
United through its mortgage banking subsidiaries enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans with servicing either released or retained and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000 for asset derivatives as of September 30, 2022. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2022 and December 31, 2021.

	Asset Derivatives
	September 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$56,166	$4,246	Other assets	$0	$0

Total Fair Value Hedges		$56,166	$4,246		$0	$0
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$556,166	$4,246		$500,000	$0

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$33,349	$430
TBA mortgage-backed securities	Other assets	152,339	5,010	Other assets	133,747	127
Interest rate lock commitments	Other assets	98,687	1,585	Other assets	467,472	10,380

Total derivatives not designated as hedging instruments		$251,026	$6,595		$634,568	$10,937

Total asset derivatives		$807,192	$10,841		$1,134,568	$10,937

	Liability Derivatives
	September 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$72,447	$3,197

Total Fair Value Hedges		$0	$0		$72,447	$3,197

	Liability Derivatives
	September 30, 2022			December 31, 2021
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Total derivatives designated as hedging instruments		$0	$0		$72,447	$3,197

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$13,724	$276	Other liabilities	$15,005	$36
TBA mortgage-backed securities	Other liabilities	0	0	Other liabilities	550,000	470
Interest rate lock commitments	Other liabilities	125,838	2,787	Other liabilities	24,743	25

Total derivatives not designated as hedging instruments		$139,562	$3,063		$589,748	$531

Total liability derivatives		$139,562	$3,063		$662,195	$3,728

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2022 and December 31, 2021.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	September 30, 2022
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$56,876	$(3,260)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2021
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$73,232	$3,795	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 are presented as follows:

		Three Months Ended
	Location of Gain (Loss) Recognized in the Consolidated Statements of Income	September 30, 2022	September 30, 2021
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$40	$(447)

		Three Months Ended
	Location of Gain (Loss) Recognized in the Consolidated Statements of Income	September 30, 2022	September 30, 2021
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,422	$(382)

Total derivatives in hedging relationships		$2,462	$(829)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(345)	$(257)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	4,245	5,766
Interest rate lock commitments	Income from Mortgage Banking Activities	(2,838)	(1,305)

Total derivatives not designated as hedging instruments		$1,062	$4,204

Total derivatives		$3,524	$3,375

		Nine Months Ended
	Location of Gain (Loss) Recognized in the Consolidated Statements of Income	September 30, 2022	September 30, 2021
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(997)	$(1,240)
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,343	$(968)

Total derivatives in hedging relationships		$1,346	$(2,208)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(670)	$(1,541)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	5,352	10,470
Interest rate lock commitments	Income from Mortgage Banking Activities	(8,175)	(17,292)

Total derivatives not designated as hedging instruments		$(3,493)	$(8,363)

Total derivatives		$(2,147)	$(10,571)

Gains/losses on United’s interest rate swap contracts used in cash flow hedge accounting relationships for the three and nine months ended September 30, 2022 and 2021 are presented in Note 18 to these unaudited Notes to Consolidated Financial Statements. United includes the gains/losses on the hedging derivative in the same line item in United’s Consolidated Statements of Income as the change in cash flows on the related hedge item.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2022, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at September 30, 2022. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated

pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2022, the range of historical sales prices (decreased)/increased the investor’s indicated pricing by a range of (0.22%) to 0.73% with a weighted average increase of 0.31%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries may enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and accordingly, are marked to fair value through earnings. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2022, the range of historical sales prices (decreased)/increased the investor’s indicated pricing by a range of (0.22%) to 0.73% with a weighted average increase of 0.31%.
For derivatives that are not designated in a hedge relationship within the mortgage banking segment, changes in the fair value of these derivatives are recognized in income from mortgage banking activities in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationship, if any, are included in noninterest income and noninterest expense, respectively.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2022 Using
Description	Balance as of September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$530,390	$0	$530,390	$0
State and political subdivisions	702,454	0	702,454	0
Residential mortgage-backed securities Agency	1,215,526	0	1,215,526	0
Non-agency	112,876	0	112,876	0
Commercial mortgage-backed securities Agency	589,057	0	589,057	0
Asset-backed securities	930,584	0	930,584	0
Single issue trust preferred securities	16,099	0	16,099	0
Other corporate securities	551,101	5,452	545,649	0

Total available for sale securities	4,648,087	5,452	4,642,635	0
Equity securities:
Financial services industry	230	230	0	0
Equity mutual funds (1)	1,957	1,957	0	0
Other equity securities	5,127	5,127	0	0

Total equity securities	7,314	7,314	0	0
Loans held for sale	210,075	0	15,245	194,830
Derivative financial assets:
Interest rate swap contracts	4,246	0	4,246	0
Forward sales commitments	0	0	0	0
TBA mortgage-backed securities	5,010	0	793	4,217
Interest rate lock commitments	1,585	0	128	1,457

Total derivative financial assets	10,841	0	5,167	5,674
Liabilities
Derivative financial liabilities:
Forward sales commitments	276	0	207	69
Interest rate lock commitments	2,787	0	240	2,547

Total derivative financial liabilities	3,063	0	447	2,616

		Fair Value at December 31, 2021 Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$0	$81,850	$0
State and political subdivisions	847,298	0	847,298	0
Residential mortgage-backed securities Agency	1,113,774	0	1,113,774	0

		Fair Value at December 31, 2021 Using
Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-agency	74,545	0	74,545	0
Commercial mortgage-backed securities Agency	639,925	0	639,925	0
Asset-backed securities	656,572	0	656,572	0
Single issue trust preferred securities	16,811	0	16,811	0
Other corporate securities	611,924	5,758	606,166	0

Total available for sale securities	4,042,699	5,758	4,036,941	0
Equity securities:
Financial services industry	187	187	0	0
Equity mutual funds (1)	6,406	6,406	0	0
Other equity securities	5,811	5,811	0	0

Total equity securities	12,404	12,404	0	0
Loans held for sale	504,416	0	40,307	464,109
Derivative financial assets:
Forward sales commitments	430	0	430	0
TBA mortgage-backed securities	127	0	66	61
Interest rate lock commitments	10,380	0	936	9,444

Total derivative financial assets	10,937	0	1,432	9,505
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,197	0	3,197	0
Forward sales commitments	36	0	0	36
TBA mortgage-backed securities	470	0	0	470
Interest rate lock commitments	25	0	0	25

Total derivative financial liabilities	3,728	0	3,197	531

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2022 and the year ended December 31, 2021.
The following tables present additional information about financial assets and liabilities measured at fair value at September 30, 2022 and December 31, 2021 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
	September 30, 2022	December 31, 2021
Balance, beginning of period	$464,109	$654,733
Originations	2,038,002	4,984,363
Sales	(2,348,618)	(5,313,758)
Total gains or losses during the period recognized in earnings	41,337	138,771

Balance, end of period	$194,830	$464,109

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(12,634)	$10,506

	Derivative Financial Assets TBA Securities
	September 30, 2022	December 31, 2021
Balance, beginning of period	$61	$0
Transfers other	4,156	61

Balance, end of period	$4,217	$61

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$4,217	$61

	Derivative Financial Assets Interest Rate Lock Commitments
	September 30, 2022	December 31, 2021
Balance, beginning of period	$9,444	$32,011
Transfers other	(7,987)	(22,567)

Balance, end of period	$1,457	$9,444

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,457	$9,444

	Derivative Financial Liabilities Forward Sales Commitments
	September 30, 2022	December 31, 2021
Balance, beginning of period	$36	$0
Transfers other	33	36

Balance, end of period	$69	$36

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$69	$36

	Derivative Financial Liabilities TBA Securities
	September 30, 2022	December 31, 2021
Balance, beginning of period	$470	$0
Transfers other	(470)	470

Balance, end of period	$0	$470

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$470

	Derivative Financial Liabilities Interest Rate Lock
	September 30, 2022	December 31, 2021
Balance, beginning of period	$25	$0
Transfers other	2,522	25

Balance, end of period	$2,547	$25

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$2,547	$25
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Income from mortgage banking activities	$(2,662)	$(4,577)

Description	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Income from mortgage banking activities	$(12,800)	$(16,353)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2022			December 31, 2021
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$212,237	$210,075	$(2,162)	$493,340	$504,416	$11,076
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2022. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first nine months of 2022 and 2021.

Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at September 30, 2022 and December 31, 2021, refer to Note 8 of these Notes to Consolidated Financial Statements.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2022	Fair value at September 30, 2022			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$8,107	$0	$2,671	$5,436	$(243)
OREO	10,779	0	10,758	21	(1,715)

Description	Balance as of December 31, 2021	Fair value at December 31, 2021			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$65,431	$0	$46,830	$18,601	$(601)
OREO	14,823	0	3,209	11,614	(4,020)
Mortgage servicing rights	27,355	0	0	27,355	(629)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Cash and cash equivalents	$1,356,347	$1,356,347	$0	$1,356,347	$0
Securities available for sale	4,648,087	4,648,087	5,452	4,642,635	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	7,314	7,314	7,314	0	0
Other securities	267,292	253,927	0	0	253,927
Loans held for sale	210,075	210,075	0	15,245	194,830
Net loans	19,480,469	18,452,231	0	0	18,452,231
Derivative financial assets	10,841	10,841	0	5,167	5,674
Mortgage servicing rights	21,908	44,305	0	0	44,305
Deposits	22,863,377	22,801,405	0	22,801,405	0
Short-term borrowings	142,476	142,476	0	142,476	0
Long-term borrowings	1,297,308	1,260,639	0	1,260,639	0
Derivative financial liabilities	3,063	3,063	0	447	2,616

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$3,758,170	$3,758,170	$0	$3,758,170	$0
Securities available for sale	4,042,699	4,042,699	5,758	4,036,941	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,404	12,404	12,404	0	0
Other securities	239,645	227,663	0	0	227,663
Loans held for sale	504,416	504,416	0	40,307	464,109
Net loans	17,807,632	17,119,202	0	0	17,119,202
Derivative financial assets	10,937	10,937	0	1,432	9,505
Mortgage servicing rights	23,144	27,355	0	0	27,355
Deposits	23,350,263	23,334,431	0	23,334,431	0
Short-term borrowings	128,844	128,844	0	128,844	0
Long-term borrowings	817,394	773,291	0	773,291	0
Derivative financial liabilities	3,728	3,728	0	3,197	531
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
Compensation expense of $2,462 and $7,066 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2022, respectively, as compared to the compensation expense of $1,912 and $5,492 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2021, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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
A summary of activity under United’s stock option plans as of September 30, 2022, and the changes during the first nine months of 2022 are presented below:

	Nine Months Ended September 30, 2022
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2022	2,149,117			$32.01
Granted	0			0.00
Exercised	(370,995)			23.32
Forfeited or expired	(103,773)			28.76

Outstanding at September 30, 2022	1,674,349	$6,185	4.5	$34.10

Exercisable at September 30, 2022	1,503,457	$5,817	5.0	$34.06

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	395,034	$7.33
Granted	0	0.00
Vested	(215,926)	8.11
Forfeited or expired	(8,216)	11.06

Nonvested at September 30, 2022	170,892	$6.16

During the nine months ended September 30, 2022 and 2021, 370,995 and 175,662 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2022 and 2021 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2022 and 2021 was $5,095 and $1,685 respectively.
As of September 30, 2022, the total unrecognized compensation cost related to nonvested stock option awards was $579 with a weighted-average expense recognition period of 0.7 years.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of September 30, 2022, the total unrecognized compensation cost related to nonvested restricted stock awards was $9,433 with a weighted-average expense recognition period of 1.1 years.

The following summarizes the changes to United’s nonvested restricted common shares for the period ended September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	383,971	$35.21
Granted	156,988	36.23
Vested	(158,563)	35.67
Forfeited	(8,864)	35.97

Nonvested at September 30, 2022	373,532	$35.43

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
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	136,896	$35.65
Granted	147,511	35.46
Vested	(18,248)	37.05
Forfeited or expired	0	0.00

Nonvested at September 30, 2022	266,159	$35.45

As of September 30, 2022, the total unrecognized compensation cost related to nonvested restricted stock units was $6,194 with a weighted-average expense recognition period of 1.2 years.
16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first nine months of 2022 and 2021.
Included in accumulated other comprehensive income at December 31, 2021 are unrecognized actuarial losses of $44,370 ($34,032 net of tax) that have not yet been recognized in net periodic pension cost.

Net periodic pension cost for the three and nine months ended September 30, 2022 and 2021 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Service cost	$583	$688	$1,996	$2,196
Interest cost	1,301	1,121	3,731	3,172
Expected return on plan assets	(3,258)	(3,000)	(9,680)	(8,881)
Recognized net actuarial loss	1,070	1,903	2,726	5,064

Net periodic pension cost	$(304)	$712	$(1,227)	$1,551

Weighted-average assumptions:
Discount rate	3.08%	2.81%	3.08%	2.81%
Expected return on assets	6.25%	6.25%	6.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2022 and 2021, the total amount of accrued interest related to uncertain tax positions was $807 and $748, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019, 2020 and 2021 and certain State Taxing authorities for the years ended December 31, 2019 through 2021.
United’s effective tax rate was 20.17% and 19.90% the third quarter and first nine months of 2022, respectively, and 20.39% and 20.47% for the third quarter and first nine months of 2021, respectively.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income	$102,585	$92,152	$279,862	$293,886
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(153,779)	(17,855)	(505,565)	(45,782)
Related income tax effect	35,831	4,160	117,797	10,667
Net reclassification adjustment for gains included in net income	(2)	(108)	(2)	(1,552)
Related income tax expense	0	26	0	362

Net effect of AFS securities on other comprehensive income	(117,950)	(13,777)	(387,770)	(36,305)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	18,442	1,414	52,352	12,488
Related income tax effect	(4,297)	(330)	(12,198)	(2,910)
Net reclassification adjustment for (gains) losses included in net income	(2,422)	382	(2,343)	968
Related income tax effect	564	(89)	546	(226)

Net effect of cash flow hedge derivatives on other comprehensive income	12,287	1,377	38,357	10,320

Pension plan:
Recognized net actuarial loss	1,070	1,903	2,726	5,064
Related income tax benefit	(354)	(1,265)	(729)	(2,688)

Net effect of change in pension plan asset on other comprehensive income	716	638	1,997	2,376

Total change in other comprehensive income	(104,947)	(11,762)	(347,416)	(23,609)

Total Comprehensive (Loss) Income	$(2,362)	$80,390	$(67,554)	$270,277

The components of accumulated other comprehensive income for the nine months ended September 30, 2022 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Nine Months Ended September 30, 2022
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$8,594	$16,359	$(29,841)	$(4,888)
Other comprehensive income before reclassification	(387,768)	40,154	0	(347,614)
Amounts reclassified from accumulated other comprehensive income	(2)	(1,797)	1,997	198

Net current-period other comprehensive income, net of tax	(387,770)	38,357	1,997	(347,416)

Balance at September 30, 2022	$(379,176)	$54,716	$(27,844)	$(352,304)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Nine Months Ended September 30, 2022
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(2)	Net investment securities gains

	(2)	Total before tax
Related income tax effect	0	Tax expense

	(2)	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$(2,343)	Interest expense

	(2,343)	Total before tax
Related income tax effect	546	Tax expense

	(1,797)	Net of tax

Pension plan:
Recognized net actuarial loss	2,726 (a)

	2,726	Total before tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Nine Months Ended September 30, 2022
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Related income tax effect	(729)	Tax expense

	1,997	Net of tax

Total reclassifications for the period	$198

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Distributed earnings allocated to common stock	$48,333	$45,084	$145,678	$135,237
Undistributed earnings allocated to common stock	53,979	46,803	133,442	157,810

Net earnings allocated to common shareholders	$102,312	$91,887	$279,120	$293,047

Average common shares outstanding	134,182,248	128,762,815	134,947,674	128,716,450
Equivalents from stock options	371,317	197,405	303,625	217,832

Average diluted shares outstanding	134,553,565	128,960,220	135,251,299	128,934,282

Earnings per basic common share	$0.76	$0.71	$2.07	$2.28
Earnings per diluted common share	$0.76	$0.71	$2.06	$2.27
Antidilutive stock options and restricted stock outstanding of 678,879 and 1,117,428 for the three months and nine months ended September 30, 2022, respectively, were excluded from the earnings per diluted common share calculation as compared to 1,239,529 and 984,803 for the three months and nine months ended September 30, 2021, respectively.
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
The following table summarizes quantitative information about United’s significant involvement in unconsolidated VIEs:

	As of September 30, 2022			As of December 31, 2021
	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)	Aggregate Assets	Aggregate Liabilities	Risk Of Loss (1)
Trust preferred securities	$300,294	$289,103	$11,191	$299,531	$288,499	$11,032

(1)	Represents investment in VIEs.
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
The community banking segment provides the mortgage banking segment (George Mason and Crescent) with short-term funds to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a Fed Funds target rate. These transactions are eliminated in the consolidation process.
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2022 and 2021 is as follows:

	At and For the Three Months Ended September 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$239,543	$2,758	$(3,709)	$2,030	$240,622
Provision for credit losses	7,671	0	0	0	7,671
Other income	23,777	13,749	532	(5,309)	32,749
Other expense	119,569	20,662	244	(3,279)	137,196
Income taxes	27,422	(820)	(683)	0	25,919

Net income (loss)	$108,658	$(3,335)	$(2,738)	$0	$102,585

Total assets (liabilities)	$28,730,918	$427,239	$46,243	$(155,925)	$29,048,475
Average assets (liabilities)	28,495,611	402,793	32,590	(96,559)	28,834,435

	At and For the Three Months Ended September 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$179,444	$2,367	$(2,072)	$1,840	$181,579
Provision for credit losses	(7,829)	0	0	0	(7,829)
Other income	24,718	45,023	815	(1,925)	68,631
Other expense	109,141	31,787	1,440	(85)	142,283
Income taxes	20,969	3,179	(544)	0	23,604

Net income (loss)	$81,881	$12,424	$(2,153)	$0	$92,152

Total assets (liabilities)	$27,129,820	$643,171	$34,546	$(300,020)	$27,507,517
Average assets (liabilities)	27,089,160	572,450	28,381	(252,281)	27,437,710

	At and For the Nine Months Ended September 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$640,817	$7,945	$(8,496)	$6,761	$647,027
Provision for credit losses	2,454	0	0	0	2,454
Other income	75,577	58,614	2,693	(14,502)	122,382
Other expense	353,357	71,886	43	(7,741)	417,545
Income taxes	71,758	(1,048)	(1,162)	0	69,548

Net income (loss)	$288,825	$(4,279)	$(4,684)	$0	$279,862

Total assets (liabilities)	$28,730,918	$427,239	$46,243	$(155,925)	$29,048,475
Average assets (liabilities)	28,717,609	454,202	32,784	(143,027)	29,061,568

	At and For the Nine Months Ended September 30, 2021
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$550,041	$7,888	$(6,316)	$7,443	$559,056
Provision for credit losses	(16,565)	0	0	0	(16,565)
Other income	75,203	152,295	3,468	(6,891)	224,075
Other expense	322,612	109,361	(2,339)	552	430,186
Income taxes	65,320	10,399	(95)	0	75,624

Net income (loss)	$253,877	$40,423	$(414)	$0	$293,886

Total assets (liabilities)	$27,129,820	$643,171	$34,546	$(300,020)	$27,507,517
Average assets (liabilities)	26,638,303	672,263	26,014	(354,693)	26,981,887

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of operations of Community Bankers Trust are included in the consolidated results of operations from its date of acquisition. As a result of the Community Bankers Trust acquisitions, the third quarter and first nine months of 2022 were impacted by increased levels of average balances, income, and expense as compared to the third quarter and first nine months of 2021.

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2022, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2022 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2021 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of September 30, 2022 were $29.05 billion, which was a decrease of $280.43 million or less than 1% from December 31, 2021. This decrease was mainly due to a decrease of $2.40 billion or 63.91% in cash and cash equivalents and a decrease of $294.34 million or 58.35% in loans held for sale. These decreases in assets were partially offset by an increase of $627.95 million or 14.62% in investment securities and an increase of $1.68 billion or 9.30% in portfolio loans and leases. Total liabilities were flat from year-end 2021, decreasing $1.89 million or less than 1%. Deposits decreased $486.89 million or 2.09%, accrued expenses and other liabilities decreased $8.85 million or 4.52% and the operating lease liability decreased $7.96 million or 9.17%. Mostly offsetting these decreases in liabilities was a $493.55 million or 52.16% increase in borrowings and an increase of $8.26 million in the allowance for lending-related commitments. Shareholders’ equity decreased $278.54 million or 5.90%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2022 decreased $2.40 billion or 63.91% from year-end 2021. In particular, interest-bearing deposits with other banks decreased $2.44 billion or 70.27% as United placed less cash in an interest-bearing account with the Federal Reserve. Partially offsetting this decrease in cash and cash equivalents was a $39.44 million or 13.94% increase in cash and due from banks. Federal funds sold increased $140 thousand or 15.10%. During the first nine months of 2022, net cash of $623.77 million was provided by operating activities while net cash of $2.82 billion and $206.95 million were used in investing and financing activities, respectively. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2022 and 2021.

Securities

Total investment securities at September 30, 2022 increased $627.95 million or 14.62%. Securities available for sale increased $605.39 million or 14.97%. This change in securities available for sale reflects $1.57 billion in purchases, $448.02 million in sales, maturities and calls of securities and a decrease of $505.57 million in market value. The majority of the purchase activity was related to securities of the U.S. Treasury and obligations of U.S. Government corporations and agencies, mortgage-backed securities, and asset-backed securities. Securities held to maturity were flat from year-end 2021. Equity securities were $7.31 million at September 30, 2022, a decrease of $5.09 million or 41.04% due mainly to sales. Other investment securities increased $27.65 million or 11.54% from year-end 2021 due to purchases of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock as well as investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2021:

	September 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$530,390	$81,850	$448,540	548.00%
State and political subdivisions	702,454	847,298	(144,844)	(17.09%)
Mortgage-backed securities	1,917,459	1,828,244	89,215	4.88%
Asset-backed securities	930,584	656,572	274,012	41.73%
Single issue trust preferred securities	16,099	16,811	(712)	(4.24%)
Corporate securities	551,101	611,924	(60,823)	(9.94%)

Total available for sale securities, at fair value	$4,648,087	$4,042,699	$605,388	14.97%

The following table summarizes the changes in the held to maturity securities since year-end 2021:

	September 30		December 31
(Dollars in thousands)	2022		2021		$ Change	% Change
State and political subdivisions	$981	(1)	$981	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,001		$0	0.00%

(1)	net of allowance for credit losses of $19 thousand.

At September 30, 2022, gross unrealized losses on available for sale securities were $494.53 million. Securities with the most significant gross unrealized losses at September 30, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of September 30, 2022, United’s available for sale mortgage-backed securities had an amortized cost of $2.19 billion, with an estimated fair value of $1.92 billion. The portfolio consisted primarily of $1.42 billion in agency residential mortgage-backed securities with a fair value of $1.22 billion, $122.07 million in non-agency residential mortgage-backed securities with an estimated fair value of $112.88 million, and $656.64 million in commercial agency mortgage-backed securities with an estimated fair value of $589.06 million.

As of September 30, 2022, United’s available for sale state and political subdivisions securities had an amortized cost of $827.08 million, with an estimated fair value of $702.45 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of September 30, 2022.

As of September 30, 2022, United’s available for sale corporate securities had an amortized cost of $1.57 billion, with an estimated fair value of $1.50 billion. The portfolio consisted of $17.33 million in single issue trust preferred securities with an estimated fair value of $16.10 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $961.94 million and a fair value of $930.58 million and other corporate securities, with an amortized cost of $592.13 million and a fair value of $551.10 million.

United’s available for sale single issue trust preferred securities had a fair value of $16.10 million as of September 30, 2022. Of the $16.10 million, $7.72 million or 47.94% were investment grade; $2.94 million or 18.24% were split rated; and $5.44 million or 33.82% were unrated. The two largest exposures accounted for 77.30% of the $16.10 million. These included Truist Bank at $7.00 million and Emigrant Bank at $5.44 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the third quarter of 2022, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2022 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more likely than not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2022, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans held for sale

Loans held for sale were $210.08 million at September 30, 2022, a decrease of $294.34 million or 58.35% from year-end 2021. Loan sales in the secondary market exceeded originations during the first nine months of 2022. Loan originations for the first nine months of 2022 were $1.76 billion while loans sales were $2.06 billion.

Portfolio Loans

Loans, net of unearned income, increased $1.68 billion or 9.30%. Since year-end 2021, commercial, financial and agricultural loans increased $158.13 million or 1.42%. In particular, commercial real estate loans increased $82.77 million or 1.08% while commercial loans (not secured by real estate) increased $75.36 million or 2.18%. Construction and land development loans increased $609.95 million or 30.28%, residential real estate loans increased $699.19 million or 18.94%, and consumer loans increased $203.91 million or 17.10% due to an increase in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2021:

	September 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
Loans held for sale	$210,075	$504,416	$(294,341)	(58.35%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,748,357	$1,733,176	$15,181	0.88%
Nonowner-occupied commercial real estate	6,024,873	5,957,288	67,585	1.13%
Other commercial loans	3,537,722	3,462,361	75,361	2.18%

Total commercial, financial, and agricultural	$11,310,952	$11,152,825	$158,127	1.42%
Residential real estate	4,390,748	3,691,560	699,188	18.94%
Construction & land development	2,624,117	2,014,165	609,952	30.28%
Consumer:
Bankcard	8,660	8,913	(253)	(2.84%)
Other consumer	1,388,008	1,183,844	204,164	17.25%

Total gross loans	$19,722,485	$18,051,307	$1,671,178	9.26%
Less: Unearned income	(22,405)	(27,659)	5,254	(19.00%)

Total Loans, net of unearned income	$19,700,080	$18,023,648	$1,676,432	9.30%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $101.88 million or 44.00% from year-end 2021 as a result of a $109.47 million increase in deferred tax assets due to a decrease in the fair value of available-for-sale securities. Partially offsetting this increase were decreases of $1.25 million in income tax receivable due to timing differences, a $4.04 million in other real estate owned properties (“OREO”) due to sales and write downs, and $4.14 million in core deposit intangibles due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2022 decreased $486.89 million or 2.09%. In terms of composition, noninterest-bearing deposits increased $122.26 million or 1.63% while interest-bearing deposits decreased $609.15 million or 3.84% from December 31, 2021.

Noninterest-bearing deposits, which consist of noninterest-bearing demand deposit and noninterest-bearing money market (“MMDA”) account balances, increased $122.26 million from year-end 2021 due to a $228.26 million increase in commercial noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transaction accounts, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $100.70 million or 1.93% since year-end 2021 as the result of an increase of $132.53 million in nonpersonal interest-bearing transaction accounts partially offset by a $72.95 million decrease in personal interest-bearing transaction accounts. Regular savings accounts increased $100.26 million or 6.11% mainly as a result of a $89.52 million increase in personal savings accounts and a $10.04 million increase in commercial savings accounts. Interest-bearing MMDAs decreased $160.41 million or 2.52%. In particular, commercial MMDAs decreased $176.66 million, brokered MMDAs decreased $31.85 million, and public funds MMDAs decreased $15.00 million while personal MMDAs increased $63.10 million.

Time deposits under $100,000 decreased $166.66 million or 16.16% from year-end 2021. This decrease in time deposits under $100,000 was the result of a $162.70 million decrease in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $5.31 million decrease in CDs under $100,000 obtained through the use of deposit listing services.

Since year-end 2021, time deposits over $100,000 decreased $483.04 million or 30.17% as fixed rate CDs decreased $378.23 million, CDARS over $100,000 decreased $43.01 million, public funds CDs over $100,000 decreased $50.79 million, and brokered certificates of deposits decreased $10.52 million.

The table below summarizes the changes by deposit category since year-end 2021:

	September 30	December 31
(Dollars in thousands)	2022	2021		$ Change	% Change
Noninterest-bearing accounts	$7,618,823	$7,496,560	(1)	$122,263	1.63%
Interest-bearing transaction accounts	5,319,043	5,218,342	(1)	100,701	1.93%
Regular savings	1,741,664	1,641,404		100,260	6.11%
Money market accounts	6,201,478	6,361,887		(160,409)	(2.52%)
Time deposits under $100,000	864,348	1,031,008		(166,660)	(16.16%)
Time deposits over $100,000 (1)	1,118,021	1,601,062		(483,041)	(30.17%)

Total deposits	$22,863,377	$23,350,263		$(486,886)	(2.09%)

(1)	For December 31, 2021, $1,483,987 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.
(2)	Includes time deposits of $250,000 or more of $405,717 and $640,752 at September 30, 2022 and December 31, 2021, respectively.

Borrowings

Total borrowings at September 30, 2022 increased $493.55 million or 52.16% since year-end 2021. During the first nine months of 2022, short-term borrowings increased $13.63 million or 10.58% due to an increase in securities sold under agreements to repurchase. Long-term borrowings increased $479.91 million or 58.71% from year-end 2021 due to an increase in FHLB advances of $478.65 million.

The table below summarizes the change in the borrowing categories since year-end 2021:

	September 30	December 31
(Dollars in thousands)	2022	2021	$ Change	% Change
Short-term securities sold under agreements to repurchase	$142,476	$128,844	$13,632	10.58%
FHLB advances	1,010,846	532,199	478,647	89.94%
Subordinated debt	9,887	9,872	15	0.15%
Issuances of trust preferred capital securities	276,575	275,323	1,252	0.45%

Total borrowings	$1,439,784	$946,238	$493,546	52.16%

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2022 decreased $8.85 million or 4.52% from year-end 2021. In particular, income tax payable decreased $3.21 million, business franchise taxes decreased $2.65 million, both due to timing differences, incentives payables decreased $2.72 million due to payments, and accrued employee expense decreased $5.53 million. Partially offsetting these decreases was a $1.85 million increase in interest payable due mainly to an increase in FHLB borrowings and rising interest rates, a $7.74 million increase in accrued mortgage escrow liabilities due primarily to a growth in residential real estate loans and a $1.89 million increase in dividends payable.

Shareholders’ Equity

Shareholders’ equity at September 30, 2022 was $4.44 billion, which was a decrease of $278.54 million or 5.90% from year-end 2021.

Retained earnings increased $133.49 million or 9.60% from year-end 2021. Earnings net of dividends for the first nine months of 2022 were $133.49 million.

Accumulated other comprehensive income decreased $347.42 million or 7,107.53% from year-end 2021 due to a decrease of $387.77 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes, primarily the result of an increase in market interest rates. Partially offsetting this decrease was a $38.36 million increase in the fair value of cash flow hedges, net of deferred income taxes. The after-tax accretion of pension costs was $1.98 million for the first nine months of 2022.

Treasury stock increased $79.78 million or 46.76% from year-end 2021. During the first nine months of 2022, United repurchased 2,259,546 shares of its common stock on the open market under repurchase plans approved by United’s Board of Directors at a cost of $78.37 million or an average price per share of $34.69.

RESULTS OF OPERATIONS

Overview

Below is a summary of United’s consolidated results of operations for the time periods presented:

	Three Months Ended			Nine Months Ended
(Dollars in thousands except per share amounts)	September 2022	September 2021	June 2022	September 2022	September 2021
Interest income	$263,683	$194,080	$227,771	$694,249	$599,923
Interest expense	23,061	12,501	12,868	47,222	40,867

Net interest income	240,622	181,579	214,903	647,027	559,056
Provision for credit losses	7,671	(7,829)	(1,807)	2,454	(16,565)
Noninterest income	32,749	68,631	43,608	122,382	224,075
Noninterest expense	137,196	142,283	141,174	417,545	430,186

Income before income taxes	128,504	115,756	119,144	349,410	369,510
Income taxes	25,919	23,604	23,531	69,548	75,624

Net income	$102,585	$92,152	$95,613	$279,862	$293,886

PER COMMON SHARE:
Net income:
Basic	$0.76	$0.71	$0.71	$2.07	$2.28
Diluted	0.76	0.71	0.71	2.06	2.27

Net income for the third quarter of 2022 was $102.59 million or $0.76 per diluted share, as compared to $92.15 million or $0.71 per diluted share for the prior year third quarter. Net income for the second quarter of 2022 was $95.61 million or $0.71 per diluted share. Net income for the first nine months of 2022 was $279.86 million or $2.06 per diluted share compared to $293.89 million or $2.27 per diluted share for the first nine months of 2021.

Earnings for the third quarter of 2022 as compared to the third quarter of 2021 increased primarily due to the acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”), organic loan growth and a rising interest rate environment. Earnings for the first nine months of 2022 as compared to the first nine months of 2021 decreased primarily due to lower income from mortgage banking activities primarily as a result of the rising rate environment The increase in earnings for the third quarter of 2022 from the second quarter of 2022 was due mainly to loan growth and net interest margin expansion.

For the third quarter of 2022, United’s annualized return on average assets was 1.41% and return on average shareholders’ equity was 8.96% as compared to 1.33% and 8.23% for the third quarter of 2021. United’s annualized return on average assets was 1.32% and return on average shareholders’ equity was 8.33% for the second quarter of 2022. United’s annualized return on average assets for the first nine months of 2022 was 1.29% and return on average shareholders’ equity was 8.07% as compared to 1.46% and 8.95% for the first nine months of 2021. For the third quarter and first nine months of 2022, United’s annualized return on average tangible equity was 15.46% and 13.73%, respectively, as compared to 14.03% and 15.36% for the third quarter and first nine months of 2021, respectively. United’s annualized return on average tangible equity was 14.23% for the second quarter of 2022.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	June 30,	September 30,	September 30,
	2022	2021	2022	2022	2021
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$102,585	$92,152	$95,613	$279,862	$293,886
(b) Number of Days	92	92	91	273	273
Average Total Shareholders’ Equity (GAAP)	$4,542,100	$4,440,107	$4,606,186	$4,635,858	$4,389,087
Less: Average Total Intangibles	(1,910,054)	(1,833,449)	(1,911,705)	(1,910,957)	(1,831,364)

(c) Average Tangible Equity (non-GAAP)	$2,632,046	$2,606,658	$2,694,481	$2,724,901	$2,557,723
Return on Average Tangible Equity (non- GAAP)	15.46%	14.03%	14.23%	13.73%	15.36%
[(a) / (b)] x 365/ (c)

Net interest income for the third quarter of 2022 was $240.62 million, which was an increase of $59.04 million, or 32.52%, from the third quarter of 2021. Net interest income for the first nine months of 2022 was $647.03 million, an increase of $87.97 million or 15.74% from the first nine months of 2021. Mainly, these increases in net interest income for 2022 compared to 2021 were due to the impact of higher average earning assets, driven primarily by the Community Bankers Trust acquisition and organic loan growth, the impact of rising market interest rates on earning assets and a change in the asset mix to higher earning assets. Net interest income for the third quarter of 2022 increased $25.72 million, or 11.97%, from the second quarter of 2022. The increase in net interest income was primarily due to the impact of rising market interest rates on earning assets and a change in the asset mix to higher earning assets.

The provision for credit losses was $7.67 million and $2.45 million for the third quarter and first nine months of 2022, respectively, while the provision for credit losses was a net benefit of $7.83 million and $16.57 million for the third quarter and first nine months of 2021. The provision for credit losses was a net benefit of $1.81 million for the second quarter of 2022. The higher amounts for 2022 compared to 2021 were mainly due to an increase in total loans outstanding.

For the third quarter of 2022, noninterest income was $32.75 million, which was a decrease of $35.88 million or 52.28% from the third quarter of 2021. Noninterest income for the first nine months of 2022 was $122.38 million which was a decrease of $101.69 million or 45.38% from the first nine months of 2021. Noninterest income for the third quarter of 2022 decreased $10.86 million, or 24.90%, from the second quarter of 2022. These decreases in noninterest income were primarily due to decreased income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market mainly the result of a rising interest rate environment.

For the third quarter of 2022, noninterest expense decreased $5.08 million or 3.58% from the third quarter of 2021. For the first nine months of 2022, noninterest expense decreased $12.64 million or 2.94% from the first nine months of 2021. These decreases were due mainly to lower employee compensation expense as a result of lower employee commissions, incentives and overtime related to mortgage banking production. Noninterest expense for the third quarter of 2022 decreased $3.98 million, or 2.82%, from the second quarter of 2022 due mainly to a decrease in the expense for the reserve for unfunded loan commitments.

Income taxes for the third quarter of 2022 were $25.92 million as compared to $23.60 million for the third quarter of 2021. Income tax expense was $23.53 million for the second quarter of 2022. For the first nine months of 2022 and 2021 income tax expense was $69.55 million and $75.62 million, respectively. For the quarters ended September 30, 2022 and June 30, 2022, United’s effective tax rate was 20.17%, and 19.75%, respectively. For the quarter ended September 30, 2021, United’s effective tax rate was 20.39%. The effective tax rate for the first nine months of 2022 and 2021 was 19.90% and 20.47%, respectively.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the third quarter of 2022 was $108.66 million compared to net income of $81.88 million for the third quarter of 2021. Net income attributable to the community banking segment for the first nine months of 2022 was $288.83 million compared to net income of $253.88 million for the first nine months of 2021. The higher net income within the community banking segment in 2022 was due primarily to the impact of the Community Bankers Trust acquisition, organic loan growth and the positive impact of rising market interest rates on the net interest margin. On a linked quarter basis, net income attributable to the community banking segment for the third quarter of 2022 increased $11.52 million from the second quarter of 2022 primarily due to organic loan growth and net interest margin expansion.

Net interest income increased $60.10 million to $239.54 million for the third quarter of 2022, compared to $179.44 million for the same period of 2021. Net interest income increased $90.78 million to $640.82 million for the first nine months of 2022, compared to $550.04 million for the same period of 2021. Generally, net interest income for the third quarter and first nine months of 2022 increased from the third quarter and first nine months of 2021 due to an increase in average earning assets as a result of the Community Bankers Trust acquisition and organic loan growth. On a linked quarter basis, net interest income for the third quarter of 2022 increased $27.95 million from the second quarter of 2022 primarily due to higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets.

Provision for credit losses was $7.67 million for the three months ended September 30, 2022 compared to a net benefit of $7.83 million for the same period of 2021. Provision for credit losses was $2.45 million for the nine months ended September 30, 2022 compared to a net benefit of $16.57 million for the same period of 2021. The provision for credit losses was $7.67 million for the third quarter of 2022 as compared to a net benefit of $1.81 million for the second quarter of 2022. Theses increases in the provision for credit losses was primarily due to an increase in loans outstanding.

Noninterest income decreased $941 thousand for the third quarter of 2022 to $23.78 million as compared to $24.71 million for the third quarter of 2021. Noninterest income for the first nine months of 2022 was relatively flat from the first nine months of 2021, increasing $374 thousand or less than 1%. On a linked quarter basis, noninterest income for the third quarter of 2022 decreased $3.12 million from the second quarter of 2022 due mainly to lower income from bank-owned life insurance policies (“BOLI”). The decrease in BOLI income was primarily due to lower death benefits from the second quarter of 2022 and the impact of lower market values of underlying investments in the third quarter of 2022.

Noninterest expense was $119.57 million for the third quarter of 2022, compared to $109.14 million for the same period of 2021, an increase of $10.43 million. Noninterest expense was $353.36 million for the nine months ended September 30, 2022, compared to $322.61 million for the same period of 2021, an increase of $30.75 million. These increases in noninterest expense for the first nine months of 2022 were primarily attributable to the additional employees and branch offices from the Community Bankers Trust acquisition as most major categories of noninterest expense showed increases. On a linked quarter basis, noninterest expense for the third quarter of 2022 was relatively flat from the second quarter of 2022, increasing $320 thousand or less than 1% from the second quarter of 2022.

Mortgage Banking

The mortgage banking segment reported net losses of $3.34 million and $4.28 million for the third quarter and the first nine months of 2022, respectively, as compared to net income of $12.42 million and $40.42 million for the third quarter and first nine months of 2021. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $13.75 million for the third quarter of 2022 as compared to $45.02 million for the third quarter of 2021. Noninterest income for the first nine months of 2022 was $58.61 million as compared to $152.30 million for the first nine months of 2021. The decreases in 2022 were due mainly to lower originations and sales of mortgage loans driven by the rising rate environment and a lower margin on loans sold in the secondary market. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. Noninterest expense was $20.66 million for the third quarter of 2022 as compared $31.79 million for the third quarter of 2021. Noninterest expense was $71.89 million for the first nine months of 2022 as compared to $109.36 million for the first nine months of 2021. These decreases were primarily due to a decrease in employee compensation due to lower employee incentives and commissions related to a decrease in mortgage banking production.

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

Net interest income for the third quarter of 2022 was $240.62 million, which was an increase of $59.04 million or 32.52% from the third quarter of 2021. The $59.04 million increase in net interest income occurred because total interest income increased $69.60 million while total interest expense increased $10.56 million from the third quarter of 2021. Net interest income for the first nine months of 2022 was $647.03 million, which was an increase of $87.97 million or 15.74% from the first nine months of 2021. The $87.97 million increase in net interest income occurred because total interest income increased $94.33 million while total interest expense increased $6.36 million from the first nine months of 2021. On a linked-quarter basis, net interest income for the third quarter of 2022 increased $25.72 million or 11.97% from the second quarter of 2022. The $25.72 million increase in net interest income occurred because total interest income increased $35.91 million while total interest expense increased $10.19 million from the second quarter of 2022.

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

Tax-equivalent net interest income for the third quarter of 2022 was $241.73 million, an increase of $59.09 million or 32.35% from the third quarter of 2021. The increase in tax-equivalent net interest income was primarily due to the impact of higher average earning assets, driven by the Community Bankers Trust acquisition and organic loan growth, the impact of rising market interest rates on earning assets and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing, lower Paycheck Protection

Program (“PPP”) loan fee income and lower acquired loan accretion income. Average earning assets for the third quarter of 2022 increased $1.08 billion, or 4.42%, from the third quarter of 2021 due to a $2.47 billion increase in average net loans and a $1.51 billion increase in average investment securities partially offset by a $2.91 billion decrease in average short-term investments. The interest rate spread for the third quarter of 2022 increased 71 basis points from the third quarter of 2021 to 3.58% due to a 96 basis point increase in the average yield on earning assets partially offset by a 25 basis point increase in the average cost of funds. Net PPP loan fee income was $1.62 million and $7.85 million for the third quarter of 2022 and 2021, respectively, a decrease of $6.23 million. Acquired loan accretion income was $4.07 million and $8.15 million for the third quarter of 2022 and 2021, respectively, a decrease of $4.09 million. The net interest margin of 3.78% for the third quarter of 2022 was an increase of 80 basis points from the net interest margin of 2.98% for the third quarter of 2021.

Tax-equivalent net interest income for the first nine months of 2022 was $650.35 million, an increase of $88.11 million or 15.67% from the first nine months of 2021. This increase in tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, an increase in average earning assets from the Community Bankers Trust acquisition, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by lower PPP loan fee income and lower acquired loan accretion income. Average earning assets for the first nine months of 2022 increased $1.75 billion, or 7.33%, from the first nine months of 2021 due to a $1.54 billion increase in average investment securities and a $1.34 billion increase in average net loans partially offset by a $1.13 billion decrease in average short-term investments. The interest rate spread for the first nine months of 2022 increased 22 basis points from the first nine months of 2021 due to a 26 basis point increase in the average yield on earning assets partially offset by a 3 basis point increase in the average cost of funds. Net PPP loan fee income was $9.28 million and $28.19 million for the first nine months of 2022 and 2021, respectively, a decrease of $18.90 million. Acquired loan accretion income was $13.60 million and $27.62 million for the first nine months of 2022 and 2021, respectively, a decrease of $14.02 million. The net interest margin of 3.38% for the first nine months of 2022 was an increase of 24 basis points from the net interest margin of 3.14% for the first nine months of 2021.

On a linked-quarter basis, tax-equivalent net interest income for the third quarter of 2022 increased $25.72 million, or 11.91% from the second quarter of 2022. The increase in tax-equivalent net interest income was primarily due to higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets. This increase in tax-equivalent net interest income was partially offset by higher interest expense primarily driven by deposit rate repricing as well as due to lower PPP loan fee income and lower acquired loan accretion. The interest rate spread of 3.58% for the third quarter of 2022 increased 31 basis points from the second quarter of 2022 due to a 56 basis point increase in the average yield on earning assets partially offset by a 25 basis point increase in the average cost of funds. Average earning assets for the third quarter of 2022 were relatively flat from the second quarter of 2022, decreasing $188.13 or less than 1% as a decrease of $818.46 million in short-term investments was mostly offset by an increase in higher yielding average net loans of $627.57 million. Net PPP loan fee income decreased $1.94 million to $1.62 million for the third quarter of 2022. Acquired loan accretion income decreased $1.33 million to $4.07 million for the third quarter of 2022. The net interest margin of 3.78% for the third quarter of 2022 was an increase of 40 basis points from the net interest margin of 3.38% for the second quarter of 2022.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2022, September 30, 2021 and June 30, 2022 and the nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2022	2021	2022
Loan accretion	$4,065	$8,154	$5,398
Certificates of deposit	552	898	738
Long-term borrowings	(348)	170	274

Total	$4,269	$9,222	$6,410

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2022	2021
Loan accretion	$13,602	$27,623
Certificates of deposit	2,328	3,397
Long-term borrowings	85	518

Tax-equivalent net interest income	$16,015	$31,538

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2022, September 30, 2021 and June 30, 2022 and the nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2022	2021	2022
Net interest income, GAAP basis	$240,622	$181,579	$214,903
Tax-equivalent adjustment (1)	1,105	1,059	1,104

Tax-equivalent net interest income	$241,727	$182,638	$216,007

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2022	2021
Net interest income, GAAP basis	$647,027	$559,056
Tax-equivalent adjustment (1)	3,318	3,181

Tax-equivalent net interest income	$650,345	$562,237

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021 and the three months ended June 30, 2022. All interest income on loans and investment securities was subject to state income taxes.

The following tables show the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month and nine-month period ended September 30, 2022 and 2021. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$918,691	$6,834	2.95%	$3,825,264	$2,548	0.26%
Investment Securities:
Taxable	4,687,528	29,149	2.49%	3,215,719	12,999	1.62%
Tax-exempt	400,400	2,783	2.78%	363,966	2,327	2.56%

Total Securities	5,087,928	31,932	2.51%	3,579,685	15,326	1.71%
Loans, net of unearned income (2)	19,645,486	226,022	4.57%	17,174,856	177,265	4.10%
Allowance for loan losses	(213,824)			(217,472)

Net loans	19,431,662		4.62%	16,957,384		4.15%

Total earning assets	25,438,281	$264,788	4.14%	24,362,333	$195,139	3.18%

Other assets	3,396,154			3,075,377

TOTAL ASSETS	$28,834,435			$27,437,710

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,308,177	$17,660	0.46%	$14,968,675	$9,803	0.26%
Short-term borrowings	137,985	493	1.42%	123,526	167	0.54%
Long-term borrowings	894,940	4,908	2.18%	813,976	2,531	1.23%

Total Interest-Bearing Liabilities	16,341,102	23,061	0.56%	15,906,177	12,501	0.31%

Noninterest-bearing deposits	7,664,032			6,864,085
Accrued expenses and other liabilities	287,201			227,341

TOTAL LIABILITIES	24,292,335			22,997,603
SHAREHOLDERS’ EQUITY	4,542,100			4,440,107

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$28,834,435			$27,437,710

NET INTEREST INCOME		$241,727			$182,638

INTEREST RATE SPREAD			3.58%			2.87%
NET INTEREST MARGIN			3.78%			2.98%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,887,158	$14,004	0.99%	$3,012,429	$6,198	0.28%
Investment Securities:
Taxable	4,540,767	71,212	2.09%	3,085,050	40,371	1.74%
Tax-exempt	421,440	8,266	2.62%	337,590	6,639	2.62%

Total Securities	4,962,207	79,478	2.14%	3,422,640	47,010	1.83%
Loans, net of unearned income (2)	19,068,898	604,085	4.23%	17,742,054	549,896	4.14%
Allowance for loan losses	(214,813)			(228,163)

Net loans	18,854,085		4.28%	17,513,891		4.20%

Total earning assets	25,703,450	$697,567	3.63%	23,948,960	$603,104	3.37%

Other assets	3,358,118			3,032,927

TOTAL ASSETS	$29,061,568			$26,981,887

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,599,135	$35,972	0.31%	$14,841,957	$32,800	0.30%
Short-term borrowings	136,014	911	0.90%	134,092	527	0.53%
Long-term borrowings	841,693	10,339	1.64%	820,426	7,540	1.23%

Total Interest-Bearing Liabilities	16,576,842	47,222	0.38%	15,769,475	40,867	0.35%

Non-interest bearing deposits	7,573,667			6,561,334
Accrued expenses and other liabilities	275,201			234,991

TOTAL LIABILITIES	24,425,710			22,592,800
SHAREHOLDERS’ EQUITY	4,635,858			4,389,087

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,061,568			$26,981,887

NET INTEREST INCOME		$650,345			$562,237

INTEREST RATE SPREAD			3.25%			3.02%
NET INTEREST MARGIN			3.38%			3.14%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s provision for credit losses was $7.67 million and $2.45 million for the third quarter and first nine months of 2022, respectively, while the provision for credit losses was net benefit of $7.83 million and $16.57 million, respectively, for the third quarter and first nine months of 2021. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2022, the provision for loan and lease losses was $7.67 million as compared to a net benefit of $7.82 million for the quarter ended September 30, 2021. The provision for loan and lease losses for the first nine months of 2022 was $2.46 million as compared to a net benefit of $16.34 million for the first nine months of 2021. The higher amount of provision expense for 2022 compared to 2021 was mainly due to an increase in overall loans outstanding. Net charge-offs were $1.79 million for the third quarter of 2022 as compared to net recoveries of $1.17 million for the same quarter in 2021. The higher amount of net charge-offs for the third quarter of 2022 as compared to the third quarter of 2021 was primarily due to charge-offs recognized on several large commercial credits in the third quarter of 2022 as well as several large commercial recoveries in the third quarter of 2021. Net recoveries for the first nine months of 2022 were $1.13 million as compared to net charge-offs of $8.59 million for the first nine months of 2021. The lower amount of net charge-offs for the first nine months of 2022 as compared to the first nine months of 2021 was primarily due to charge-offs recognized on several large commercial credits in the first nine months of 2021. On a linked-quarter basis, the provision for loan and lease losses was a net benefit of $1.81 million for the second quarter of 2022. Net recoveries were $941 thousand for the second quarter of 2022. Annualized net charge-offs (recoveries) as a percentage of average loans and leases, net of unearned income were 0.04% and (0.01%) for the third quarter and first nine months of 2022, respectively, compared to (0.03%) and 0.07% for the third quarter and first nine months of 2021. Annualized net recoveries as a percentage of average loans and leases, net of unearned income was (0.02%) for the second quarter of 2022.

As of September 30, 2022, nonperforming loans and leases were $69.65 million or 0.35% of loans and leases, net of unearned income as compared to $90.76 million or 0.50% of loans, net of unearned income at December 31, 2021. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $18.25 million at September 30, 2022, a decrease of $625 thousand or 3.31% from $18.88 million at year-end 2021. This slight decrease was primarily due to a large delinquent commercial credit being brought current. At September 30, 2022, nonaccrual loans were $28.24 million, which was a decrease of $7.78 million or 21.60% from $36.03 million at year-end 2021. This decrease was due to the repayment of several mid-sized commercial nonaccrual loans as well as the return to accrual status for two commercial relationships. Restructured loans were $23.15 million at September 30, 2022, a decrease of $12.70 million or 35.42% from $35.86 million at year-end 2021. The decrease was mainly due to the repayment of five large commercial relationships during the first nine months of 2022. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $80.43 million, including OREO of $10.78 million at September 30, 2022, represented 0.28% of total assets as compared to non-performing assets of $105.59 million, including OREO of $14.82 million, or 0.36% of total assets at December 31, 2021.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2022, the allowance for credit losses was $259.31 million as compared to $247.46 million at December 31, 2021.

At September 30, 2022, the allowance for loan and lease losses was $219.61 million as compared to $216.02 million at December 31, 2021. The slight increase in the allowance for loan and lease losses was due mainly to an increase in outstanding loans. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.11% at September 30, 2022 and 1.20% at December 31, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 315.29% and 238.00% at September 30, 2022 and December 31, 2021, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

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

The third quarter of 2022 qualitative adjustments include analyses of the following:

•	Past events – This includes portfolio trends related to economic and business conditions; past due, nonaccrual, and adversely classified loans and leases; and concentrations of credit.

•

Current conditions – United considered the impact of inflation, supply chain disruptions, rising interest rates, increased oil and gas prices and the potential impact of the geopolitical situation when making determinations related to factor adjustments, such as changes in economic and business conditions, collateral values and external factors.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP shifted downward in the third quarter, from a projection of 1.70% for 2022 as of mid-June 2022 to 0.20% for 2022 as of mid-September with a steeper increasing future trendline as compared to the second quarter of 2022. The unemployment rate forecast shifted slightly upward compared to the second quarter of 2022 with an increasing trend expected throughout 2023 and 2024.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at September 30, 2022 produced increased reserves in three of the four loan categories as compared to December 31, 2021. The residential real estate reserve increased $6.30 million. The real estate construction and development loan pool reserve increased $2.97 million. The consumer loan pool reserve increased $2.25 million. Each of these increases were primarily due to increased outstanding balances. The allowance related to the commercial, financial & agricultural loan pool decreased $7.93 million. This decrease is due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $2.92 million at September 30, 2022 and $6.53 million at December 31, 2021. In comparison to the prior year-end, this element of the allowance decreased $3.61 million due to repayment of individually assessed loans, improved borrowers’ financial conditions such that individual assessments were no longer necessary and improved collateral valuations.

Management believes that the allowance for credit losses of $259.31 million at September 30, 2022 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the third quarter and first nine months of 2022 and 2021 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand as of September 30, 2022 and December 31, 2021. There was no provision for credit losses recorded on available for sale investment securities for the third quarter and first nine months of 2022 and 2021 and no allowance for credit losses on available for sale investment securities as of September 30, 2022 and December 31, 2021. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans as of September 30, 2022. As a result of this assessment, United released all of its remaining $8 thousand in reserves in the first nine months of 2022 as compared to the release of $3 thousand and $224 thousand for the third quarter and first nine months of 2021. The allowance for accrued interest receivables not expected to be collected as of December 31, 2021 was $8 thousand.

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

Noninterest income for the third quarter of 2022 was $32.75 million, a decrease of $35.88 million or 52.28% from the third quarter of 2021. Noninterest income for the first nine months of 2022 was $122.38 million, a decrease of $101.69 million or 45.38% from the first nine months of 2021. Both differences from the third quarter and first nine months of 2021 were due mainly to a decrease in income from mortgage banking activities primarily as a result of lower mortgage loan originations and sales volume driven by a rising interest rate environment and a lower margin on loans sold in the secondary market.

Income from mortgage banking activities totaled $6.42 million for the third quarter of 2022 compared to $42.01 million for the same period of 2021, a decline of $35.59 million or 84.71%. For the first nine months of 2022 and 2021, income from mortgage banking activities was $38.07 million and $144.35 million, respectively. The decreases for 2022 as compared to 2021 were due mainly to lower mortgage loan origination and sale volume driven by the rising rate environment and a lower margin on loans sold in the secondary market. For the three months ended September 30, 2022 and 2021, mortgage loan sales were $281.76 million and $1.45 billion, respectively. For the nine months ended September 30, 2022 and 2021, mortgage loan sales were $2.06 billion and $5.16 billion, respectively.

Income from bank-owned life insurance (“BOLI”) for the third quarter of 2022 decreased $1.08 million from the third quarter of 2021. The decrease was due mainly to the impact of lower market values of underlying investments in the third quarter of 2022. Income from BOLI for the first nine months of 2022 increased $2.17 million from the first nine months of 2021. This increase was due mainly to an increase of $2.64 million in proceeds from death benefits and the addition of approximately $31 million in BOLI from the Community Bankers Trust acquisition.

Fees from deposit services for the first nine months of 2022 increased $2.87 million or 10.17% from the first nine months of 2021. This increase was due primarily to higher income from overdraft fees and debit card fee income.

Fees from brokerage services for the first nine months of 2022 were $12.68 million, an increase of $823 thousand or 6.94% from the first nine months of 2021. Bankcard fees and merchant discounts for the first nine months of 2022 increased $1.00 million or 25.66% from the first nine months of 2021. Both of these increases were due to higher volume.

On a linked-quarter basis, noninterest income for the third quarter of 2022 decreased $10.86 million, or 24.90%, from the second quarter of 2022. The decrease in noninterest income was primarily due to decreases of $6.02 million in income from mortgage banking activities, $2.65 million in income from BOLI, $1.39 million in net (losses) gains on investment securities and $761 thousand in fees from deposit services. The decrease in income from mortgage banking activities was mainly due to lower mortgage loan origination and sale volume driven by the rising rate environment and a lower margin on loans sold in the secondary market. The decrease in BOLI income was primarily due to lower death benefits from the second quarter of 2022 and the impact of lower market values of underlying investments in the third quarter of 2022. The decrease in fees from deposit services reflects changes to United’s overdraft policy implemented during the third quarter of 2022.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense decreased $5.09 million or 3.58% for the third quarter of 2022 compared to the same period in 2021. For the first nine months of 2022, noninterest expense was $417.55 million, which was a decrease of $12.64 million or 2.94% from the first nine months of 2021.

Employee compensation for the third quarter and first nine months of 2022 decreased $7.84 million or 11.62% and $23.56 million or 11.30%, respectively, from the third quarter and first nine months of 2021. The decreases for 2022 were due mainly to lower employee commissions, incentives and overtime related to a decline in mortgage banking production partially offset by additional employees from the Community Bankers Trust acquisition.

Employee benefits expense for the third quarter of 2022 decreased $2.38 million or 18.14% from the third quarter of 2021. Employee benefits expense for the first nine months of 2022 decreased $7.40 million or 17.20% as compared to the first nine months of 2021. These decreases were primarily due to lower amounts of expense for postretirement benefits.

Net occupancy expense for the third quarter and first nine months of 2022 increased $942 thousand or 9.11% and $2.29 million or 7.31%, respectively, as compared to the same time periods in 2021. The increases were due primarily to increases in building depreciation and maintenance expenses mainly as a result of the offices added in the Community Bankers Trust acquisition.

OREO expense for the third quarter of 2022 increased $1.28 million or 299.07% from the third quarter of 2021 due mainly to additional declines in the fair value of OREO properties. OREO expense for the first nine months of 2022 decreased $2.55 million or 56.81% due mainly to fewer declines in the fair value of OREO properties.

Equipment expense increased $3.29 million or 17.18% for the first nine months of 2022 as compared to the first nine months of 2021. The increase was due mainly to higher maintenance costs and depreciation expense primarily due to the Community Bankers Trust acquisition.

Data processing expense for the third quarter and first nine months of 2022 increased $1.00 million or 15.15% and $1.94 million or 9.42%, respectively, from the third quarter and first nine months of 2021 due additional processing as a result of the Community Bankers Trust acquisition.

Mortgage loan servicing expense and impairment for the third quarter and first nine months of 2022 decreased $1.41 million or 43.22% and $4.76 million or 47.42%, respectively, from the same time periods in 2021 due to the recovery of past temporary impairment and lower amortization expense of mortgage servicing rights.

Federal Deposit Insurance Corporation (“FDIC”) expense for the third quarter and first nine months of 2022 increased $1.14 million or 59.53% and $3.02 million or 52.80%, respectively, from the third quarter and first nine months of 2021 due a higher assessment base.

Other expense for the third quarter of 2022 increased $1.41 million or 4.47% from the third quarter of 2021. Within other expenses, the most significant increase for third quarter of 2022 as compared to the third quarter of 2021 was an accrual of $5 million related to a litigation matter with a former commercial customer. Partially offsetting this increase was a decrease of $7.17 million in the expense for the reserve for unfunded loan commitments. For the first nine months of 2022, other expense increased $15.25 million or 17.71% from the first nine months of 2021. This increase in other expense for the first nine months of 2022 from the first nine months of 2021 resulted from the previously mentioned litigation accrual in the third quarter of 2022, an increase of $2.31 million in the expense for the reserve for unfunded loan commitments as well higher amounts of certain general operating expenses.

On a linked-quarter basis, noninterest expense for the third quarter of 2022 decreased $3.98 million, or 2.82%, from the second quarter of 2022. The decrease in noninterest expense was primarily due to decreases of $3.01 million in employee compensation and $2.69 million in other expense. The decrease in employee compensation was primarily due to lower employee commissions related to mortgage banking production. Within other expense, the expense for the reserve for unfunded loan commitments declined $8.78 million, The decrease in the reserve for unfunded loan commitments reflects a decrease in the outstanding balance of loan commitments at quarter-end driven by loan fundings. Partially offsetting this decrease in other expense was the previously mentioned accrual related to a litigation matter with a former commercial customer included in the third quarter of 2022.

Income Taxes

For the third quarter of 2022, income tax expense was $25.92 million as compared to $23.60 million for the third quarter of 2021 primarily due to higher earnings partially offset by a slightly lower effective tax rate. For the first nine months of 2022, income tax expense was $69.55 million as compared to $75.62 million for the first nine months of 2021 primarily due to lower earnings and a lower effective tax rate. On a linked-quarter basis, income tax expense increased $2.39 million primarily due to increased earnings and a slightly higher effective tax rate. United’s effective tax rate was 20.17% for the third quarter of 2022, 20.39% for the third quarter of 2021 and 19.75% for the second quarter of 2022. For the first nine months of 2022 and 2021, United’s effective tax rate was 19.90% and 20.47%, respectively. For further details related to income taxes, see Note 17 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

For the first nine months ended September 30, 2022, cash of $623.77 million was provided by operating activities due mainly to net income of $279.86 million. In addition, mortgage banking activities added cash of $294.34 million to the net income amount as sales of mortgage loans in the secondary market exceeded originations. Net cash of $2.82 billion was used in investing activities which was primarily due to net loan growth of $1.67 billion and purchases of investment securities over proceeds from sales of $1.16 billion. During the first nine months of 2022, net cash of $206.95 million was used in financing activities due primarily to a net withdrawal of $484.56 million in deposits, cash dividends paid of $144.48 million, net repurchases of $79.46 million in treasury stock partially offset by net advances of $480.00 million in FHLB advances. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $2.40 billion for the first nine months of 2022.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.43% at September 30, 2022 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.39%, 12.39% and 10.67%, respectively. The September 30, 2022 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.44 billion at September 30, 2022, which was a decrease of $278.54 million or 5.90% from December 31, 2021. This decrease is primarily due to a decrease of $347.42 million in accumulated other comprehensive income due mainly to an after-tax decrease in the fair value of available for sale securities as a result of a rising interest rate environment. In addition, treasury stock increased $79.78 million or 46.76% due to the repurchase of 2,259,546 shares of United common stock under stock repurchase plans approved by United’s Board of Directors. Partially offsetting these decreases was an increase of $133.49 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 15.29% at September 30, 2022 as compared to 16.09% at December 31, 2021. The primary capital ratio, capital and reserves to total assets and reserves, was 16.03% at September 30, 2022 as compared to 16.79% at December 31, 2021. United’s average equity to average asset ratio was 15.75% for the third quarter of 2022 as compared to 16.18% for the third quarter of 2021. United’s average equity to average asset ratio was 15.95% for the first nine months of 2022 as compared to 16.27% for the first nine months of 2021. All of these financial measurements reflect a financially sound position.

During the third quarter of 2022, United’s Board of Directors declared a cash dividend of $0.36 per share. Cash dividends were $1.08 per common share for the first nine months of 2022. Total cash dividends declared were $48.56 million for the third quarter of 2022 and $146.37 million for the first nine months of 2022 as compared to $45.27 million for the third quarter of 2021 and $135.79 million for the first nine months of 2021.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2022 and December 31, 2021:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2022	December 31, 2021
+200	(3.97%)	4.61%
+100	(0.50%)	2.70%
-100	(0.08%)	(0.98%)
-200	(1.93%)	(2.42%)

At September 30, 2022, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.50% over one year as compared to an increase by 2.70% at December 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 3.97% over one year as of September 30, 2022, as compared to an increase of 4.61% as of December 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.08% over one year as of September 30, 2022 as compared to a decrease of 0.98%, over one year as of December 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.93% over one year as of September 30, 2022 as compared to a decrease of 2.42% over one year as of December 31, 2021.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.65% in year two as of September 30, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.06% in year two as of September 30, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.18% in year two as of September 30, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 7.41% in year two as of September 30, 2022.

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

At September 30, 2022, United’s mortgage related securities portfolio had an amortized cost of $2.2 billion, of which approximately $966.9 million or 44% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.6 years and a weighted average yield of 2.14%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 2.50% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 21.1%.

United had approximately $628.2 million in fixed rate Commercial mortgage backed Securities (“CMBS”) with a projected yield of 2.07% and a projected average life of 4.9 years on September 30, 2022. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 7.8 years.

United had approximately $29 million in 15-year mortgage backed securities with a projected yield of 2.02% and a projected average life of 4.9 years as of September 30, 2022. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 3.1 years and a WAM of 12.2 years.

United had approximately $360.8 million in 20-year mortgage backed securities with a projected yield of 1.81% and a projected average life of 7.3 years on September 30, 2022. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 1.5 years and a WAM of 18.3 years.

United had approximately $166.8 million in 30-year mortgage backed securities with a projected yield of 2.45% and a projected average life of 7.8 years on September 30, 2022. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 3.3 years and a WAM of 24.8 years.

The remaining 2% of the mortgage related securities portfolio on September 30, 2022, included floating rate CMO, CMBS and mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2022 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

These restrictions will remain in place until the FRB issues a higher CRA rating following a subsequent CRA examination. The next CRA examination commenced in October 2022. The precise timing of the completion of that examination and any results therefrom will not be known until later.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2022 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2022	0	$0.00	0	4,371,239
8/01 – 8/31/2022	0	$0.00	0	4,371,239
9/01 – 9/30/2022	214	$36.84	0	4,371,239

Total	214	$36.84	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2022 – 210 shares at an average price of $36.81 were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2022, the following shares were purchased for the deferred compensation plan: September 2022 – 4 shares at an average price of $38.28.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

Item 5.	OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

Item 6.	EXHIBITS

Index to exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No. 002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 11, 2022 and filed on May 17, 2022 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 9, 2022	/s/ Richard M. Adams, Jr.
Richard M. Adams, Jr.
Chief Executive Officer

Date: November 9, 2022	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer