Form 10-K
period 2022-12-31
UNITED BANKSHARES INC/WV
filed 2023-03-01
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December
31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes ☐
No
☒
The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates
on June 30, 2022, was approximately
$4,522,371,470
.
As of January 31, 2023, United Bankshares, Inc. had
134,745,394
shares of common stock outstanding with a par value of
$2.50
.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Charleston, WV, USA
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2023 Annual Shareholders’ Meeting to be held on May 10, 2023 are incorporated by reference in Part III of this Form
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

Business of United

As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2022, United’s consolidated assets approximated $29.5 billion and total shareholders’ equity approximated $4.5 billion.

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

On December 3, 2021, United completed its acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”), the parent company of Essex Bank (“Essex”) with $1.8 billion in assets, headquartered in Richmond, Virginia. The acquisition of Community Bankers Trust enhanced United’s existing presence in the DC Metro MSA and took United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connected our Mid-Atlantic and Southeast footprints. See Note B—Notes to Consolidated Financial Statements for a discussion of United’s merger with Community Bankers Trust. On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (“Carolina Financial”), the parent company of CresCom Bank (“CresCom”) with $5.0 billion in assets, headquartered in Charleston, South Carolina. The acquisition of Carolina Financial broadened United’s footprint in the Southeast region with some of the most desirable banking markets in the nation. Prior to Carolina Financial, United more than doubled its size through three acquisitions in less than three and a half years. In January 2014, United closed its acquisition of Virginia Commerce Bancorp, Inc., followed by the November 2015 announcement of the Bank of Georgetown transaction which closed June 2016. In August 2016, United announced the Cardinal Financial Corporation acquisition which closed April 2017.

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

Crescent Mortgage Company (“Crescent”), a wholly-owned subsidiary of United Bank, is primarily a correspondent/wholesale mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. Much like George Mason, Crescent is also engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and the activities commonly conducted by a mortgage banking company. Depending on the pricing of residential real estate loans sold, Crescent may retain the servicing rights. In addition, at certain times, Crescent may purchase or sell rights to service mortgage loans from or to third parties.

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

United Bank offers secure Digital Banking for consumer and commercial customers. Digital Banking is available on a multitude of devices to include a browser-based experience, mobile (Apple, Android) and tablet applications. Digital Banking allows customers to manage their financial lives from any place they can access the internet (cellular or Wi-Fi). Customers can quickly check balances, pay bills, complete internal and Zelle® transfers; all from the convenience of their devices. They can also set-up text and email alerts to notify them of large transactions and help them avoid overdraft fees. Commercial customers have many of the same services, including balance inquiry, cash management, sweeps and wire transfers. Consumers can also research United Bank products and open deposits accounts online and apply for mortgages from United Bank’s website.

United Bank also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

United’s loan and lease portfolio, net of unearned income, increased $2.5 billion or 14.06% in 2022 due mainly to substantial loan growth in almost all major categories of loans. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Since year-end 2021, commercial, financial and agricultural loans increased $471.6 million or 4.23%. In particular, commercial real estate loans increased $321.4 million or 4.18% while commercial loans (not secured by real estate) increased $150.2 million or 4.34%. Within commercial loans (not secured by real estate), Payment Protection Program (“PPP”) loans declined $267.4 million. Construction and land development loans increased $912.8 million or 45.32%, residential real estate loans increased $971.4 million or 26.31%, and consumer loans increased $173.1 million or 14.51% due to an increase in indirect automobile financing.

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

As of December 31, 2022, approximately $406.8 million or 1.98% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to ensure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2022, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $14.2 billion as of December 31, 2022. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2022, approximately $9.6 billion or 46.38% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the restaurants, hotel and accommodations industry. As of December 31, 2022, approximately $1.2 billion or 5.57% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2022, approximately $185.5 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.

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

During 2022, United originated $1.9 billion of real estate loans for sale in the secondary market and sold $2.2 billion of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2022 were $41.3 million.

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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions, U.S. Treasury securities and obligations of U.S. Government corporations and agencies and corporate securities. Obligations of states and political subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2022, 2021, and 2020 were $114.5 million, $61.9 million, and $66.8 million, respectively. For the year of 2022, United realized net gains on sales of securities of $2 thousand. For the years of 2021 and 2020, United realized net gains on sales of securities of $2.8 million and $3.2 million, respectively.

Human Capital

At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. As of December 31, 2022, United and its subsidiaries had 2,765 employees and officers. Of the 2,765 employees and officers, 2,331 are employed in the community banking segment, 366 are employed in the mortgage banking segment and 68 are in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.

Our human capital management strategy focuses on recruiting, developing, and engaging a talented and diverse workforce. Our strategy embodies our core values of integrity, teamwork, hard work, and caring, and foster positive attitudes, communication, goal attainment, personal growth, and the pursuit of United’s mission of excellence in service to our shareholders, our customers, our communities, and our employees.

Focusing on talent selection and developing top talent remains a strong pillar of our organization. Our primary focus is to attract and advance the careers of employees with diverse backgrounds, experiences, ideas, and skills.

We host college recruiting and internship programs that attract candidates from a variety of colleges and universities within our footprint. These two programs build a talent pipeline and prioritize these individuals for internal openings.

Our Leadership Development Program provides an opportunity for the Company’s rising talent from across our footprint and various business lines to strengthen their leadership and communication skills, increase their visibility within the organization, and establish internal networks. This program helps to cultivate a future pipeline of leaders across the institution. Over a period of four years, these individuals are empowered to work on pertinent projects designed to enhance revenue, reduce expenses, and improve risk management functions, while developing the members’ leadership, interactive, and managerial skills. Past members now hold key positions across the Company ranging from Department Managers to Line of Business Leaders to Executive Officers.

One of our strategic priorities to ensure leadership continuity is effective succession planning. The Company has a formal plan to identify potential successors and actively develop those employees. The plan includes all critical management positions throughout the organization and is updated annually. This process is dynamic, and we have added additional management positions to the plan as the Company continues to evolve and grow. The Company’s executives constantly review and evaluate personnel to identify pools of candidates with high levels of leadership potential and promote their progress by engineering their range of work experiences. We also have an internal and external training platform to ensure our employees have the necessary tools to fill these key positions effectively.

United also has an effective and efficient onboarding program, introducing new team members to the culture and enabling an environment that helps them be engaged in their roles. We have rigorous interdepartmental training and development programs that provide employees with capabilities to perform their job functions, deliver results, and advance their careers.

We partnered with West Virginia University to develop an executive training program aimed at developing the technical, theoretical, and applied skills needed for a successful launch into a career in Business Banking. High-performing employees are given opportunities to attend state and national banking schools, conferences, industry peer groups, and training webinars. All United employees have access to career development and skills-based training through our internal online Human Resources (“HR”) management system.

United makes every effort to ensure that our compensation and benefits packages are inclusive and competitive to attract and retain talent. Our comprehensive benefit plans are designed to fully support our full-time and eligible part-time employees and their families through every stage of their life cycle, recognizing our employees’ individual needs and offering flexible benefit options. As an enhanced benefit, we recently increased our parental leave and family medical leave and added coverage for enhanced infertility coverage. We provide comprehensive health and wellness plans for all eligible employees as well as retirees of United. We also provide other paid-time off benefits such as vacation, sick time, personal days, and birthdays. The Company also provides financial wellness benefits to all employees through our 401K Plan in which the Company provides a competitive match of employee contributions. All employees are eligible to take advantage of United’s Employee Stock Purchase Plan through payroll deductions.

United Bank’s annual performance evaluation process provides the opportunity for discussing, planning, and reviewing the performance of each employee. The goal is to help employees clearly define and understand the responsibilities and expectations of their position while also identifying employees with high potential for advancement within the company. Performance evaluations also provide an opportunity for employees to be awarded additional compensation based on merit. Managers are expected to maintain open communication throughout the year as it pertains to the performance and mentorship of their employees. Training is provided to managers annually to prepare them for difficult conversations, analyzing team compensation, and maintaining fairness, among other topics.

We are committed to providing a safe and healthy work environment for our employees and offer services to foster the best physical, mental, and social well-being of our workforce. United’s Employee Assistance Program provides all employees a comprehensive and personalized process with a tailored approach to meet employees where they are and supports them through whatever journey they may be facing. The Employee Assistance Program provides unlimited phone access for information, resources, and referrals and provides sessions with a counselor for the employee and their family members. The employee, and their family, can also take advantage of a host of web-based resources the program provides.

The commitment to our employees and their family’s well-being is at the forefront for United and allows us to be competitive in attracting and retaining top talent and ensuring our employee benefits remain competitive when compared with other institutions.

In addition, at United, we are committed to nurturing an inclusive culture that: is reflective of the communities we serve; celebrates diversity of thought, backgrounds, and experience; promotes respect and a shared purpose; and aligns with our core values. United has a cross-functional Diversity, Equity, and Inclusion Council (“DE&I Council”) to advise executive and senior leadership on the Company’s diversity, equity, and inclusion strategy and to implement and manage programs to accomplish and support these priorities. United added a diversity trainer to the Learning & Talent Development Team who facilitates workshops available to all employees. In 2022, 100% of new hires completed implicit bias training and new supervisors participated in cultivating inclusive team workshops.

DE&I employee liaisons were selected through an application process, received training on courageous conversations, and then held open forums with local colleagues related to various DE&I topics. The Management Information System (“MIS”) team has collaborated with the HR department to apply best practices in data governance to the metrics that are so critical to measuring success in DE&I.

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

As of December 31, 2022, there were 67 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 115 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 88 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks and 76 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina and South Carolina, which compete for business as well as for the acquisition of additional banks.

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

United Bank, as a Virginia state member bank, is subject to supervision, examination, and regulation by the Federal Reserve System, and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institutions. As a member of the Federal Deposit Insurance Corporation (“FDIC”), United Bank’s deposits are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

The Inflation Reduction Act of 2022 (the “IRA”) imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including United Bank, would generally increase.

United’s FDIC insurance expense totaled $12.0 million, $8.3 million, and $10.1 million in 2022, 2021 and 2020, respectively.

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

United Bank was considered a “well capitalized” institution as of December 31, 2022. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

In the third quarter of 2022, United Bank received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Needs to Improve.” Based on its performance on the individual components of the CRA exam, United Bank received a rating of “Satisfactory.” These individual components were a “High Satisfactory” rating for the Lending Test, an “Outstanding” rating for the Investment Test and a “High Satisfactory” rating for the Service Test. United Bank’s final overall rating, however, was downgraded to “Needs to Improve” as a result of a Fair Housing Act violation cited in the Washington DC Metropolitan Statistical Area following a FRB fair lending examination of United Bank and its wholly-owned subsidiary, George Mason Mortgage, LLC. This matter was also the subject of an investigation by the Department of Justice. The Department of Justice, however, has advised United Bank in writing that it has completed its review of this matter and determined that the circumstances of this matter do not require enforcement action by the Department of Justice at this time. The FRB Performance Evaluation states that “United Bank management has taken action to address the deficiencies and committed to taking further voluntary corrective actions to prevent further violations.”

A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches.

These restrictions will remain in place until the FRB issues a higher CRA rating following a subsequent CRA examination. The next CRA examination commenced in October 2022 and United Bank is awaiting the results. The precise timing of any results therefrom will not be known until later.

The Office of the Comptroller of the Currency (“OCC”), the Federal Reserve Board and the FDIC issued a joint notice of proposed rulemaking on May 5, 2022, proposing revisions to the CRA regulations. Comments on the proposed rulemaking were due by August 5, 2022. In September, 2022, legislation was introduced to significantly revise the CRA to add a number of new substantive and procedural requirements. This legislation may delay the pending proposed rulemaking by the banking regulators. We will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

On March 11, 2021, President Joe Biden signed into law the $1.9 trillion American Rescue Plan Act of 2021. The legislation included additional stimulus checks to eligible individuals and an extension of the $300-per-week supplement to federal unemployment benefits through September 6, 2021. The legislation also allocates funding to small businesses, state and local governments, and COVID-19 vaccination and testing and tracing efforts. The legislation also modified the PPP to clarify that the SBA affiliation rules would not apply to certain applicants. Specifically, 501(c)(3) organizations that employ not more than 500 employees per physical location of the organization would become eligible for the program. The legislation also provided an additional $7.25 billion for the program. However, the legislation did not extend the March 31, 2021 application deadline.

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

On June 24, 2021, President Biden announced that the three federal agencies that back mortgages – the Department of Housing and Urban Development (“HUD”), Department of Veterans Affairs (“VA”), and Department of Agriculture (“USDA”) – extended their respective foreclosure moratorium for one, final month, until July 31, 2021. The Federal Housing Finance Agency (“FHFA”) also announced that it extended the foreclosure moratorium for mortgages backed by Fannie Mae and Freddie Mac until July 31, 2021. President Biden emphasized that this was the final extension.

On January 30, 2023, President Biden announced that he intends to end both the national emergency and the public health emergency declarations related to COVID-19 on May 11, 2023.

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

In November 2021, the federal banking agencies adopted a final rule, with compliance by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. United’s bank subsidiary must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

In August 2022, the SEC adopted final rules requiring public companies to disclose the relationship between the executive compensation actually paid to the company’s named executive officers (“NEOs”) and the company’s financial performance. The final rules implement the “pay versus performance” disclosure requirements mandated by Section 953(a) of the Dodd-Frank Act. Disclosure related to these final rules will be effective for United’s proxy statement filed in 2023.

In October 2022, the SEC adopted the final “clawback” rule mandated by Section 954 of the Dodd-Frank Act directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires United to adopt a clawback policy within 60 days after such listing standard becomes effective.

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

REGULATORY AND LITIGATION RISKS

Our Needs to Improve rating under The Community Reinvestment Act may restrict our operations and limit our ability to pursue certain strategic opportunities.

In the third quarter of 2022, United Bank received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Needs to Improve.” Based on its performance on the individual components of the CRA exam, the Bank received a rating of “Satisfactory.” These individual components were a “High Satisfactory” rating for the Lending Test, an “Outstanding” rating for the Investment Test and a “High Satisfactory” rating for the Service Test. The Bank’s final overall rating, however, was downgraded to “Needs to Improve” as a result of a Fair Housing Act violation cited in the Washington DC Metropolitan Statistical Area following a FRB fair lending examination of the Bank and its wholly-owned subsidiary, George Mason Mortgage, LLC. This matter was also the subject of an investigation by the Department of Justice. The Department of Justice, however, has advised the Bank in writing that it has completed its review of this matter and determined that the circumstances of this matter do not require enforcement action by the Department of Justice at this time. The FRB Performance Evaluation states that “United Bank management has taken action to address the deficiencies and committed to taking further voluntary corrective actions to prevent further violations.”

A “Needs to Improve” rating results in restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment of bank branches.

These restrictions will remain in place until the FRB issues a higher CRA rating following a subsequent CRA examination. The next CRA examination commenced in October 2022 and United Bank is awaiting the results. The precise timing of any results therefrom will not be known until later.

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

United, through its mortgage banking subsidiary, Crescent, acts as servicer for approximately $3.4 billion of mortgage loans owned by third parties as of December 31, 2022. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.

In some cases, United may be contractually obligated to repurchase a mortgage loan or reimburse the investor for credit losses incurred on the loan as a remedy for servicing errors with respect to the loan. If United has increased repurchase obligations because of claims that United did not satisfy our obligations as a servicer, or increased loss severity on such repurchases, United may have a significant reduction to net servicing income within its noninterest income. United may incur costs if United is required to, or if United elects to, re-execute or re-file documents or take other action in its capacity as a servicer in connection with pending or completed foreclosures. United may incur litigation costs if the validity of a foreclosure action is challenged by a borrower. If a court were to overturn a foreclosure because of errors or deficiencies in the foreclosure process, United may have liability to the borrower and/or to any title insurer of the property sold in foreclosure if the required process was not followed. These costs and liabilities may not be legally or otherwise reimbursable to United. In addition, if certain documents required for a foreclosure action are missing or defective, United could be obligated to cure the defect or repurchase the loan. United may incur liability to securitization investors relating to delays or deficiencies in its processing of mortgage assignments or other documents necessary to comply with state law governing foreclosures. The fair value of United’s mortgage servicing rights may be negatively affected to the extent our servicing costs increase because of higher foreclosure costs. United may be subject to fines and other sanctions imposed by federal or state regulators as a result of actual or perceived deficiencies in our foreclosure practices or in the foreclosure practices of other mortgage loan servicers. Any of these actions may harm United’s reputation or negatively affect its home lending or servicing business.

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

CECL also requires management judgment that is supported by new models and more data elements, including macroeconomic forecasts, than the previous allowance standard. This increased the complexity and associated risk, particularly in times of economic uncertainty or other unforeseen circumstances, which could impact United’s results of operations and capital levels as well as place stress on our internal controls over financial reporting.

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

There is a risk that aggressive competition could result in United controlling a smaller share of these markets. A decline in market share could lead to a decline in net income which would have a negative impact on shareholder value.

United may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. United has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, or other institutional clients. Defaults by financial services institutions, and even rumors or questions about a financial institution or the financial services industry in general, may lead to market wide liquidity problems and could lead to losses or defaults by United or other institutions. Any such losses could adversely affect United’s financial condition or results of operations.

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

The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules.

United has taken steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, United intends to prioritize SOFR and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments. There can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist. The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing documents, may adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates and may also increase operational and other risks to the Company and the industry.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

RISKS RELATED TO ACQUISITION ACTIVITY

Potential acquisitions may disrupt our business and dilute shareholder value

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2022, approximately $276.2 million was available for dividend payments from United Bank to United without regulatory approval.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and twenty (220) full service offices—forty-seven (47) offices located throughout West Virginia, one hundred (100) offices in the Shenandoah Valley region, the Northern Neck, the Richmond and Lynchburg metropolitan areas of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-three (43) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-five (25) offices in the Coastal, Midlands, and Upstate regions of South Carolina, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns forty-one (41) of its West Virginia facilities while leasing six (6) of its offices under operating leases. In Virginia, United leases forty-four (44) of its branches under operating leases while owning thirty-eight (38) branches. United owns three (3) branches and leases eight (8) of its branches under operating leases in Maryland. In Washington, DC, United leases all seven (7) of its branch facilities under operating leases. United leases twenty-five (25) of its branch offices in North Carolina under operating leases while owning eighteen (18) branches. In South Carolina, United owns twenty-one (21) of its facilities while leasing under operating leases four (4) branch offices. United owns all four (4) of its Pennsylvania facilities.

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

Stock

As of January 31, 2023, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 142,011,832 were issued, including 7,266,438 shares held as treasury shares. The outstanding shares are held by approximately 9,485 shareholders of record, as well as 50,813 shareholders in street name as of January 31, 2023. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In October of 2019, United’s Board of Directors approved a stock repurchase plan (the “2019 Plan”) to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. United repurchased 2,846,989 shares under this plan. On May 11, 2022, the Board of Directors approved a new repurchase plan (the “2022 Plan”) to repurchase up to 4,750,000 shares of United’s common stock on the open market. The 2022 Plan replaced the 2019 Plan. During 2022, United repurchased 378,761 shares under the 2022 Plan. As of December 31, 2022, United still has 4,371,239 shares available for repurchase under the 2022 Plan.

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

United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2023, the last practicable date, was $40.85.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2022, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2017 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
United Bankshares, Inc.	100.00	92.95	119.74	106.01	123.35	143.14
NASDAQ Bank Index	100.00	83.83	104.26	96.44	137.82	115.38
S&P Mid-Cap Index	100.00	88.90	112.17	127.48	159.01	138.18

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2022	0	$00.00	0	4,371,239
11/01 – 11/30/2022	0	$00.00	0	4,371,239
12/01 – 12/31/2022	5	$42.82	0	4,371,239

Total	5	$42.82

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2022 – no shares were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2022, the following shares were purchased for the deferred compensation plan: December 2022 – 5 shares at an average price of $42.82.

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

The results of operations of Community Bankers Trust and Carolina Financial are included in the consolidated results of operations from their date of acquisition. As a result of the Community Bankers Trust acquisition, the year of 2022 was impacted by increased levels of average balances, income, and expense as compared to the year 2021. As a result of the Community Bankers Trust and Carolina Financial acquisitions, the year of 2021 was impacted by increased levels of average balances, income, and expense from both the Community Bankers Trust and Carolina Financial acquisition as compared to the year of 2020. In addition, the year of 2021 included $21.42 million of merger-related expenses from Community Bankers Trust acquisition as compared to $54.24 million of merger-related expenses from the Carolina Financial acquisition in the year of 2020.

TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (“LIBOR”)

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced its intention to stop persuading or compelling banks to submit the rates used to calculate LIBOR after 2021. ICE Benchmark Administration (the publisher of LIBOR) discontinued publication of the one-week and two-month U.S. Dollar LIBOR settings on December 31, 2021, and will cease the publication of overnight, one-month, three-month, six-month, and twelve-month U.S. Dollar LIBOR settings on June 30, 2023. It is assumed that LIBOR will either cease to be provided by any administrator or will no longer be representative of an acceptable market benchmark after these respective dates. Additionally, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have issued joint supervisory guidance encouraging banks to cease entering into any new contracts using LIBOR by December 31, 2021. Accordingly, United took steps to ensure compliance with the joint supervisory guidance, and no new contracts using LIBOR have been originated after December 31, 2021.

Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has been formed in the United States by the Federal Reserve Board and the Federal Reserve Bank of New York. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate for U.S. Dollar LIBOR. The ARRC has also published recommended fall-back language for LIBOR-linked financial instruments, among numerous other areas of guidance. In addition, the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules. At this time, however, it is unclear to what extent these recommendations will be broadly accepted by industry participants, whether they will continue to evolve, and what other alternatives may be adopted by the broader markets that utilize LIBOR as a reference rate. United has formed a project team comprised of individuals across various lines of business throughout the company to identify risks, monitor market developments, evaluate replacement benchmark alternatives, and manage the company’s transition away from LIBOR. At this time, United is prioritizing SOFR and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.

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

INTRODUCTION

The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2022 and 2021 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2022, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the 2021 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2021.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2022, the allowance for loan losses was $234.75 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan losses, a 10% increase in the allowance for loan losses would have required $23.47 million in additional allowance (funded by additional provision for loan losses), which would have negatively impacted the year of 2022 net income by approximately $18.54 million, after-tax or $0.14 diluted per common share. Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for loan losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2022, approximately 15.67% of total assets, or $4.62 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 98.92% or $4.57 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 1.08% or $50.11 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At December 31, 2022, only $561 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note W for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2022 COMPARED TO 2021

United’s total assets as of December 31, 2022 were $29.49 billion, which was an increase of $160.48 million or less than 1% from December 31, 2021. This increase was mainly due to an increase of $2.53 billion or 14.06% in portfolio loans and leases and an increase of $576.86 million or 13.43% in investment securities. These increases in assets were partially offset by a decrease of $2.58 billion or 68.69% in cash and cash equivalents and a decrease of $447.54 million or 88.72% in loans held for sale. Total liabilities increased $362.91 million or 1.47% from year-end 2021. Borrowings increased $1.41 billion or 149.23% and the allowance for lending-related commitments increased $14.75 million or 46.90%. Mostly offsetting these increases in liabilities was a $1.05 billion or 4.48% decrease in deposits and a $10.95 million or 12.63% decrease in the operating lease liability. Shareholders’ equity decreased $202.44 million or 4.29%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2022 decreased $2.58 billion or 68.69% from year-end 2021. In particular, interest-bearing deposits with other banks decreased $2.59 billion or 74.63% as United placed less cash in an interest-bearing account with the Federal Reserve. Cash and due from banks increased $11.28 million or 3.99% from year-end 2021 while federal funds sold increased $152 thousand or 16.40%. During the year of 2022, net cash of $760.82 million and $105.32 million were provided by operating and financing activities, respectively, while net cash of $3.45 billion was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2022 increased $576.86 million or 13.43%. Securities available for sale increased $499.23 million or 12.35%. This change in securities available for sale reflects $1.57 billion in purchases, $575.75 million in sales, maturities and calls of securities and a decrease of $481.01 million in market value. The majority of the purchase activity was related to securities of the U.S. Treasury and obligations of U.S. Government corporations and agencies, mortgage-backed securities, and asset-backed securities. Securities held to maturity were flat from year-end 2021. Equity securities were $7.63 million at December 31, 2022, a decrease of $4.78 million or 38.50% due mainly to sales. Other investment securities increased $82.40 million or 34.39% from year-end 2021 due to purchases of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock as well as investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2021:

(Dollars in thousands)	December 31 2022	December 31 2021	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$81,850	$447,642	546.91%
State and political subdivisions	709,530	847,298	(137,768)	(16.26%)
Mortgage-backed securities	1,849,470	1,828,244	21,226	1.16%
Asset-backed securities	911,611	656,572	255,039	38.84%
Single issue trust preferred securities	16,284	16,811	(527)	(3.13%)
Corporate securities	525,538	611,924	(86,386)	(14.12%)

Total available for sale securities, at fair value	$4,541,925	$4,042,699	$499,226	12.35%

The following table summarizes the changes in the held to maturity securities since year-end 2021:

(Dollars in thousands)	December 31 2022		December 31 2021		$ Change	% Change
State and political subdivisions	$982	(1)	$981	(2)	$1	0.10%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,001		$1	0.10%

(1) net of allowance for credit losses of $18 thousand.
(2) net of allowance for credit losses of $19 thousand.

At December 31, 2022, gross unrealized losses on available for sale securities were $470.06 million. Securities with the most significant gross unrealized losses at December 31, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of December 31, 2022, United’s available for sale mortgage-backed securities had an amortized cost of $2.12 billion, with an estimated fair value of $1.85 billion. The portfolio consisted primarily of $1.37 billion in agency residential mortgage-backed securities with a fair value of $1.17 billion, $121.34 million in non-agency residential mortgage-backed securities with an estimated fair value of $111.97 million, and $627.77 million in commercial agency mortgage-backed securities with an estimated fair value of $562.55 million.

As of December 31, 2022, United’s available for sale state and political subdivisions securities had an amortized cost of $820.17 million, with an estimated fair value of $709.53 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of December 31, 2022.

As of December 31, 2022, United’s available for sale corporate securities had an amortized cost of $1.52 billion, with an estimated fair value of $1.45 billion. The portfolio consisted of $17.34 million in single issue trust preferred securities with an estimated fair value of $16.28 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $943.81 million and a fair value of $911.61 million and other corporate securities, with an amortized cost of $563.43 million and a fair value of $525.54 million.

United’s available for sale single issue trust preferred securities had a fair value of $16.28 million as of December 31, 2022. Of the $16.28 million, $7.63 million or 46.83% were investment grade; $3.17 million or 19.50% were split rated; and $5.48 million or 33.67% were unrated. The two largest exposures accounted for 76.24% of the $16.28 million. These included Truist Bank at $6.93 million and Emigrant Bank at $5.48 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During 2022, United did not recognize any credit losses on its available for sale investment securities. Management believes that any decline in value on an individual security with an unrealized loss as of December 31, 2022 resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2022, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans Held For Sale

Loans held for sale decreased $447.54 million or 88.72% from year-end 2021. Loan sales in the secondary market exceeded originations during the year of 2022. Originations of loans for the year of 2022 were $1.90 billion while sales of loans were $2.20 billion. Loans held for sale were $56.88 million at December 31, 2022 as compared to $504.42 million at year-end 2021.

Portfolio Loans

Loans, net of unearned income, increased $2.53 billion or 14.06%. Since year-end 2021, commercial, financial and agricultural loans increased $471.64 million or 4.23%. In particular, commercial real estate loans increased $321.44 million or 4.18% while commercial loans (not secured by real estate) increased $150.21 million or 4.34%. Construction and land development loans increased $912.81 million or 45.32%, residential real estate loans increased $971.35 million or 26.31%, and consumer loans increased $173.06 million or 14.51% due to an increase in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2021:

(Dollars in thousands)	December 31 2022	December 31 2021	$ Change	% Change
Loans held for sale	$56,879	$504,416	$(447,537)	(88.72%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,724,927	$1,733,176	$(8,249)	(0.48%)
Nonowner-occupied commercial real estate	6,286,974	5,957,288	329,686	5.53%
Other commercial loans	3,612,568	3,462,361	150,207	4.34%

Total commercial, financial, and agricultural	$11,624,469	$11,152,825	$471,644	4.23%
Residential real estate	4,662,911	3,691,560	971,351	26.31%
Construction & land development	2,926,971	2,014,165	912,806	45.32%
Consumer:
Bankcard	9,273	8,913	360	4.04%
Other consumer	1,356,539	1,183,844	172,695	14.59%

Total gross loans	$20,580,163	$18,051,307	$2,528,856	14.01%
Less: Unearned income	(21,997)	(27,659)	5,662	(20.47%)

Total Loans, net of unearned income	$20,558,166	$18,023,648	$2,534,518	14.06%

The following table shows the amount of loans acquired and outstanding by major loan classes as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,031,330	$693,597	$1,724,927	$864,795	$868,381	$1,733,176
Nonowner-occupied commercial real estate	4,515,059	1,771,915	6,286,974	3,925,144	2,032,144	5,957,288
Other commercial loans	3,110,273	502,295	3,612,568	2,555,285	907,076	3,462,361

Total commercial, financial, and agricultural	$8,656,662	$2,967,807	$11,624,469	$7,345,224	$3,807,601	$11,152,825
Residential real estate	3,999,088	663,823	4,662,911	2,795,608	895,952	3,691,560
Construction & land development	2,618,810	308,161	2,926,971	1,502,804	511,361	2,014,165
Consumer:
Bankcard	9,273	0	9,273	8,913	0	8,913
Other consumer	1,346,699	9,840	1,356,539	1,166,719	17,125	1,183,844

Total gross loans	$16,630,532	$3,949,631	$20,580,163	$12,819,268	$5,232,039	$18,051,307

The following table shows the maturity of loans and leases, outstanding as of December 31, 2022:

(In thousands)	Less Than One Year	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$95,831	$824,297	$775,783	$29,016	$1,724,927
Nonowner-occupied commercial real estate	631,850	3,569,350	1,950,518	135,256	6,286,974
Other commercial loans	626,754	2,217,213	670,943	97,658	3,612,568

Total commercial, financial, and agricultural	$1,354,435	$6,610,860	$3,397,244	$261,930	$11,624,469
Residential real estate	104,812	532,659	682,355	3,343,085	4,662,911
Construction & land development	913,146	1,614,349	304,817	94,659	2,926,971
Consumer:
Bankcard	0	4,102	5,171	0	9,273
Other consumer	14,391	670,548	670,399	1,201	1,356,539

Total	$2,386,784	$9,432,518	$5,059,986	$3,700,875	$20,580,163

At December 31, 2022, for loans and leases due after one year, interest rate information is as follows:

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Outstanding with fixed interest rates	$677,411	$318,456	$9,433	$1,005,300
Outstanding with adjustable interest rates	146,886	457,327	19,583	623,796

Total owner-occupied	824,297	775,783	29,016	1,629,096
Nonowner-occupied commercial real estate
Outstanding with fixed interest rates	$2,602,677	$1,144,298	$15,540	$3,762,515
Outstanding with adjustable interest rates	966,673	806,220	119,716	1,892,609

Total non-owner occupied	3,569,350	1,950,518	135,256	5,655,124
Other commercial loans
Outstanding with fixed interest rates	$1,788,957	$468,944	$58,019	$2,315,920
Outstanding with adjustable interest rates	428,256	201,999	39,639	669,894

Total other commercial	2,217,213	670,943	97,658	2,985,814
Residential real estate
Outstanding with fixed interest rates	$352,727	$262,619	$1,680,827	$2,296,173
Outstanding with adjustable interest rates	179,932	419,736	1,662,258	2,261,926

Total residential real estate	532,659	682,355	3,343,085	4,558,099
Construction
Outstanding with fixed interest rates	$495,230	$113,745	$81,833	$690,808
Outstanding with adjustable interest rates	1,119,119	191,072	12,826	1,323,017

Total construction	1,614,349	304,817	94,659	2,013,825
Consumer:
Bankcard
Outstanding with fixed interest rates	$622	$252	$0	$874
Outstanding with adjustable interest rates	3,480	4,919	0	8,399

Total bankcard	4,102	5,171	0	9,273
Other consumer
Outstanding with fixed interest rates	$670,309	$670,261	$1,201	$1,341,771
Outstanding with adjustable interest rates	239	138	0	377

Total other consumer	670,548	670,399	1,201	1,342,148
Total outstanding with fixed interest rates	$6,587,933	$2,978,575	$1,846,853	$11,413,361

Total outstanding with adjustable rates	$2,844,585	$2,081,411	$1,854,022	$6,780,018

Total	$9,432,518	$5,059,986	$3,700,875	$18,193,379

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $72.98 million or 31.52% from year-end 2021 as a result of a $106.31 million increase in deferred tax assets due to a decrease in the fair value of available-for-sale securities. In addition, dealer reserve increased $4.20 million and net pension asset increased $7.48 million primarily due to an increase in the discount rate used in the year-end valuation. Partially offsetting these increases in other assets were decreases of $12.60 million in income tax receivable due to timing differences, $12.82 million in other real estate owned properties (“OREO”) due to sales and write downs, $26.67 million in derivative assets, and $5.52 million in core deposit intangibles due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2022 decreased $1.05 billion or 4.48%. In terms of composition, noninterest-bearing deposits decreased $296.88 million or 3.96% while interest-bearing deposits decreased $750.22 million or 4.73% from December 31, 2021.

Noninterest-bearing deposits, which consist of noninterest-bearing demand deposit and noninterest-bearing money market (“MMDA”) account balances, decreased $296.88 million from year-end 2021 due to a $139.87 million decrease in commercial noninterest-bearing deposits and a $148.83 million decrease in public funds noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transaction accounts, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts decreased $101.38 million or 1.94% since year-end 2021 as the result of a $182.47 million decrease in personal interest-bearing transaction accounts and a $20.84 million decrease in public funds interest-bearing transaction accounts partially offset by an increase of $101.94 million in nonpersonal interest-bearing transaction accounts. Regular savings accounts increased $36.90 million or 2.25% mainly as a result of a $43.52 million increase in personal savings accounts. Interest-bearing MMDAs decreased $62.48 million or less than 1%. In particular, commercial MMDAs decreased $27.94 million, brokered MMDAs decreased $31.86 million, and public funds MMDAs decreased $43.97 million while personal MMDAs increased $41.30 million.

Time deposits under $100,000 decreased $187.06 million or 18.14% from year-end 2021. This decrease in time deposits under $100,000 was the result of a $174.13 million decrease in fixed rate Certificates of Deposits (“CDs”) under $100,000, a $8.75 million decrease in CDs under $100,000 obtained through the use of deposit listing services, and a $4.60 million decrease in variable rate CDs.

Since year-end 2021, time deposits over $100,000 decreased $436.20 million or 27.24% as fixed rate CDs decreased $320.18 million, CDARS over $100,000 decreased $52.26 million, public funds CDs over $100,000 decreased $51.74 million, and brokered certificates of deposits decreased $11.27 million.

The table below summarizes the changes by deposit category since year-end 2021:

(Dollars in thousands)	December 31 2022	December 31 2021		$ Change	% Change
Noninterest-bearing accounts	$7,199,678	$7,496,560	(1)	$(296,882)	(3.96%)
Interest-bearing transaction accounts	5,116,966	5,218,342	(1)	(101,376)	(1.94%)
Regular savings	1,678,302	1,641,404		36,898	2.25%
Interest-bearing money market accounts	6,299,404	6,361,887		(62,483)	(0.98%)
Time deposits under $100,000	843,950	1,031,008		(187,058)	(18.14%)
Time deposits over $100,000 (2)(3)	1,164,866	1,601,062		(436,196)	(27.24%)

Total deposits	$22,303,166	$23,350,263		$(1,047,097)	(4.48%)

(1)	For December 31, 2021, $1,483,987 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.
(2)	Includes time deposits of $250,000 or more of $454,477 and $640,752 at December 31, 2022 and December 31, 2021, respectively.
(3)	Includes $246,505 and $375,510 of uninsured time deposits at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2023	$1,476,438
2024	357,142
2025	86,189
2026	40,656
2027 and thereafter	48,391

TOTAL	$2,008,816

Maturities of estimated uninsured time deposits of $100,000 or more outstanding at December 31, 2022 are summarized as follows:

(Dollars in thousands)	3 months or less	Over 3 through 6 months	Over 6 through 12 months	Over 12 months
Time deposits in amounts in excess of the FDIC Insurance limit	$77,573	$34,131	$75,721	$59,080

The amounts of uninsured time deposits of $100,000 or more outstanding at December 31, 2022 are based on estimates using the same methodologies and assumptions used for regulatory reporting requirements.

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2022			2021			2020
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount (1)	Expense	Rate	Amount (2)	Expense	Rate
	(Dollars in thousands)
Noninterest-bearing	$7,580,624	$0	0.00%	$6,709,510	$0	0.00%	$5,153,258	$0	0.00%
Interest-bearing transaction and money market	11,540,192	67,240	0.58%	11,010,496	23,498	0.21%	8,897,140	40,322	0.45%
Regular savings	1,744,841	2,427	0.14%	1,455,305	2,085	0.14%	1,149,201	2,087	0.18%
Time deposits	2,181,353	10,570	0.48%	2,462,044	16,037	0.65%	2,952,944	36,170	1.22%

TOTAL	$23,047,010	$80,237	0.35%	$21,637,355	$41,620	0.19%	$18,152,543	$78,579	0.43%

(1)	For the year of 2021, $1,571,758 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.
(2)	For the year of 2020, $1,280,091 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.

More information relating to deposits is presented in Note K, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2022 increased $1.41 billion or 149.23% since year-end 2021. During the year of 2022, short-term borrowings increased $31.85 million or 24.72% due to an increase in securities sold under agreements to repurchase. Long-term borrowings increased $1.38 billion or 168.86% from year-end 2021 due to an increase in FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2021:

	December 31	December 31	$	%
(Dollars in thousands)	2022	2021	Change	Change
Short-term securities sold under agreements to repurchase	$160,698	$128,844	$31,854	24.72%
FHLB advances	1,910,775	532,199	1,378,576	259.03%
Subordinated debt	9,892	9,872	20	0.20%
Issuances of trust preferred capital securities	276,989	275,323	1,666	0.61%

Total borrowings	$2,358,354	$946,238	$1,412,116	149.23%

For a further discussion of borrowings see Notes L and M, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2022 decreased $5.90 million or 3.02% from year-end 2021. In particular, accrued employee expenses and deferred compensation decreased $5.48 million and $2.77 million, respectively, and derivative liabilities decreased $3.13 million. Partially offsetting these decreases was a $7.48 million increase in interest payable due mainly to an increase in FHLB borrowings and rising interest rates.

Shareholders’ Equity

Shareholders’ equity at December 31, 2022 was $4.52 billion, which was a decrease of $202.44 million or 4.29% from year-end 2021.

Retained earnings increased $184.65 million or 13.28% from year-end 2021. Earnings net of dividends for the year of 2022 were $184.65 million.

Accumulated other comprehensive income decreased $327.84 million or 6,707.12% from year-end 2021 due to a decrease of $368.93 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes, primarily the result of an increase in market interest rates. Partially offsetting this decrease was a $36.66 million increase in the fair value of cash flow hedges, net of deferred income taxes. The after-tax accretion of pension costs was $2.75 million for the year of 2022 while the after-tax pension accounting adjustment at year-end 2022 resulted in an increase of $1.68 million.

Treasury stock increased $79.79 million or 46.76% from year-end 2021. During the year of 2022, United repurchased 2,259,546 shares of its common stock on the open market under repurchase plans approved by United’s Board of Directors at a cost of $78.38 million or an average price per share of $34.69.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Year Ended
(Dollars in thousands except per share amounts)	2022	2021	2020
Interest income	$1,001,990	$795,117	$798,382
Interest expense	105,559	52,383	108,609

Net interest income	896,431	742,734	689,773
Provision for credit losses	18,822	(23,970)	106,562
Noninterest income	153,261	278,128	354,775
Noninterest expense	555,087	581,979	578,246

Income before income taxes	475,783	462,853	359,740
Income taxes	96,156	95,115	70,717

Net income	$379,627	$367,738	$289,023

PER COMMON SHARE:
Net income:
Basic	$2.81	$2.84	$2.40
Diluted	2.80	2.83	2.40

Net income for the year 2022 was $379.63 million or $2.80 per diluted share, an increase of $11.89 million or 3.23% from $367.74 million or $2.83 per diluted share for the year of 2021. Higher net income for the year 2022 compared to the year of 2021 was primarily driven by strong loan growth and net interest margin expansion primarily as a result of a rising rate environment.

As previously mentioned, United completed its acquisition of Community Bankers Trust on December 3, 2021. The results of operations for Community Bankers Trust are included in the consolidated results of operations from the date of the acquisition. In addition, the year of 2022 included merger-related expenses of $537 thousand related to the Community Bankers Trust acquisition compared to merger-related expenses of $21.42 million in 2021.

United’s return on average assets for the year of 2022 was 1.31% and the return on average shareholders’ equity was 8.25% as compared to 1.35% and 8.30% for the year of 2021. For the year of 2022, United’s return on average tangible equity, a non-GAAP measure, was 14.11%, as compared to 14.18% the year of 2021.

	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$379,627	$367,738
Average Total Shareholders’ Equity (GAAP)	4,601,440	4,430,688
Less: Average Total Intangibles	(1,910,377)	(1,837,609)

(b) Average Tangible Equity (non-GAAP)	$2,691,063	$2,593,079
Return on Tangible Equity (non-GAAP) [(a) / (b)]	14.11%	14.18%

Net interest income for the year of 2022 was $896.43 million, an increase of $153.70 million or 20.69% from the prior year. Mainly, this increase in net interest income for 2022 compared to 2021 was due to the impact of rising market interest rates on earning assets, an increase in average earning assets from the Community Bankers Trust acquisition as well as organic loan growth and a change in the asset mix to higher earning assets.

The provision for credit losses was $18.82 million for the year 2022 as compared to a benefit of $23.97 million for the year 2021. Noninterest income was $153.26 million for the year of 2022 which was a decrease of $124.87 million or 44.90% from the year of 2021. Noninterest expense was $555.09 million which was a decrease of $26.89 million or 4.62%.

Income taxes for the year of 2022 were $96.16 million as compared to $95.12 million for the year of 2021. United’s effective tax rate was approximately 20.2% and 20.6% for years ended December 31, 2022 and 2021, respectively, as compared to 19.7% for 2020.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the year of 2022 was $397.32 million compared to net income of $327.08 million for the year of 2021. The higher net income within the community banking segment in 2022 was due primarily to the impact of the Community Bankers Trust acquisition, organic loan growth and the positive impact of rising market interest rates on the net interest margin. The full year of 2022 was impacted by the Community Bankers Trust acquisition as compared to one month in 2021.

Net interest income increased $159.27 million to $890.58 million for the year of 2022, compared to $731.31 million for the same period of 2021. Generally, net interest income for the year of 2022 increased from the year of 2021 due to an increase in average earning assets as a result of the Community Bankers Trust acquisition, organic loan growth and an increase in the average yield on earning assets due to rising market interest rates.

Provision for credit losses was $18.82 million for the year of 2022 compared to a net benefit of $23.97 million for the same period of 2021. The increase in the provision for credit losses was primarily due to an increase in loans outstanding.

Noninterest income for the year of 2022 was relatively flat from the year of 2021, decreasing $877 thousand or less than 1%.

Noninterest expense was $472.81 million for the year ended December 31, 2022, compared to $443.49 million for the same period of 2021. The increase of $29.32 million in noninterest expense was primarily attributable to the additional employees and branch offices from the Community Bankers Trust acquisition as most major categories of noninterest expense showed increases.

Mortgage Banking

The mortgage banking segment reported a net loss of $7.22 million for the year of 2022 as compared to net income of $43.93 million for the year of 2021. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $69.31 million for the year of 2022 as compared to $183.22 million for the year of 2021. The decrease of $113.91 million in 2022 was due mainly to lower originations and sales of mortgage loans driven by the rising rate environment and a lower margin on loans sold in the secondary market. Noninterest expense was $88.98 million for the year of 2022 as compared to $138.51 million the year of 2021. Noninterest expense consists mainly of salaries, commissions, and benefits of mortgage segment employees. The decrease in 2022 was primarily due to a decrease in employee compensation due to lower employee incentives and commissions related to a decrease in mortgage banking production.

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

Net interest income for the year of 2022 was $896.43 million, which was an increase of $153.70 million or 20.69% from the year of 2021. The $153.70 million increase in net interest income occurred because total interest income increased $206.87 million while total interest expense increased $53.18 million from the year of 2021. Generally, interest income for the year of 2022 increased from the year of 2021 due mainly to a higher amount of interest earning assets, mainly as result of the Community Bankers Trust acquisition and organic loan growth, and an increase in the yield on those earning assets mainly as a result of a rise in market interest rates. Interest expense increased primarily due to an increase in the amount of interest-bearing funds, mainly as result of the Community Bankers Trust acquisition and to partially fund loan growth, as well as an increase in market interest rates which resulted in higher funding costs. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2022 increased $153.95 million, or 20.61%, from the year of 2021. The increase in net interest income and tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, an increase in average earning assets from the Community Bankers Trust acquisition as well as organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing, lower Paycheck Protection Plan (“PPP”) loan fee income and lower acquired loan accretion income. The interest rate spread for the year of 2022 increased 30 basis points from the year of 2021 due to a 61 basis point increase in the average yield on earning assets partially offset by a 31 basis point increase in the average cost of funds. Average earning assets for the year of 2022 increased $1.52 billion, or 6.26%, from the year of 2021 due to a $1.68 billion increase in average net loans and loans held for sale and a $1.40 billion increase in average investment securities partially offset by a $1.57 billion decrease in average short-term investments. Net PPP loan fee income was $9.62 million and $33.22 million for the year of 2022 and 2021, respectively, a decrease of $23.59 million. Acquired loan accretion income was $18.32 million and $33.86 million for the year of 2022 and 2021, respectively, a decrease of $15.54 million. The net interest margin of 3.50% for the year of 2022 was an increase of 41 basis points from the net interest margin of 3.09% for the year of 2021.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2022, 2021 and 2020.

	Year Ended
(Dollars in thousands)	December 31 2022	December 31 2021	December 31 2020
Loan accretion	$18,315	$33,857	$41,766
Certificates of deposit	2,765	4,305	7,925
Long-term borrowings	(262)	684	1,278

Total	$20,818	$38,846	$50,969

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2022, 2021 and 2020.

	Year Ended
(Dollars in thousands)	December 31 2022	December 31 2021	December 31 2020
Net interest income (GAAP)	$896,431	$742,734	$689,773
Tax-equivalent adjustment (non-GAAP) (1)	4,467	4,218	3,888

Tax-equivalent net interest income (non-GAAP)	$900,898	$746,952	$693,661

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2022, 2021, and 2020. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2022, 2021 and 2020 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$1,597,108	$22,950	1.44%	$3,162,814	$8,734	0.28%	$1,501,771	$9,780	0.65%
Investment Securities:
Taxable	4,532,713	105,780	2.33%	3,193,414	54,678	1.71%	2,700,416	61,808	2.29%
Tax-exempt	410,037	10,983	2.68%	352,843	9,129	2.59%	217,836	6,285	2.89%

Total Securities	4,942,750	116,763	2.36%	3,546,257	63,807	1.80%	2,918,252	68,093	2.33%
Loans and leases, net of unearned income (2)	19,389,485	866,744	4.47%	17,714,288	726,794	4.10%	17,151,291	724,397	4.22%
Allowance for credit losses	(216,104)			(225,740)			(186,640)

Net loans and leases	19,173,381		4.52%	17,488,548		4.16%	16,964,651		4.27%

Total earning assets	25,713,239	$1,006,457	3.91%	24,197,619	$799,335	3.30%	21,384,674	$802,270	3.75%

Other assets	3,360,609			3,058,476			2,752,396

TOTAL ASSETS	$29,073,848			$27,256,095			$24,137,070

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits (3)	$15,466,386	$80,237	0.52%	$14,927,845	$41,620	0.28%	$12,999,285	$78,579	0.60%
Short-term borrowings	140,773	1,785	1.27%	132,489	693	0.52%	145,768	1,027	0.70%
Long- term borrowings	1,014,655	23,537	2.32%	819,440	10,070	1.23%	1,645,783	29,003	1.76%

Total Interest-Bearing Funds	16,621,814	105,559	0.64%	15,879,774	52,383	0.33%	14,790,836	108,609	0.73%

Noninterest-bearing deposits (3)	7,580,624			6,709,510			5,153,258
Accrued expenses and other liabilities	269,970			236,123			236,007

TOTAL LIABILITIES	24,472,408			22,825,407			20,180,101
SHAREHOLDERS’ EQUITY	4,601,440			4,430,688			3,956,969

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,073,848			$27,256,095			$24,137,070

NET INTEREST INCOME		$900,898			$746,952			$693,661

INTEREST SPREAD			3.27%			2.97%			3.02%

NET INTEREST MARGIN			3.50%			3.09%			3.24%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2022, 2021 and 2020.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	For the years of 2021 and 2020, average balances of $1,571,758 and $1,280,091, respectively, were reclassed from noninterest- bearing deposits to interest-bearing deposits.

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

	2022 Compared to 2021				2021 Compared to 2020
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(4,384)	$36,689	$(18,089)	$14,216	$10,797	$(5,557)	$(6,286)	$(1,046)
Investment securities:
Taxable	22,902	19,799	8,401	51,102	11,290	(15,662)	(2,758)	(7,130)
Tax-exempt (1)	1,481	318	55	1,854	3,902	(654)	(404)	2,844
Loans (1),(2)	70,089	62,959	6,902	139,950	22,370	(18,661)	(1,312)	2,397

TOTAL INTEREST INCOME	90,088	119,765	(2,731)	207,122	48,359	(40,534)	(10,760)	(2,935)

Interest expense:
Interest-bearing deposits	$1,508	$35,827	$1,282	$38,617	$11,571	$(41,598)	$(6,932)	$(36,959)
Short-term borrowings	43	994	55	1,092	(93)	(262)	21	(334)
Long-term borrowings	2,401	8,932	2,134	13,467	(14,544)	(8,723)	4,334	(18,933)

TOTAL INTEREST EXPENSE	3,952	45,753	3,471	53,176	(3,066)	(50,583)	(2,577)	(56,226)

NET INTEREST INCOME	$86,136	$74,012	$(6,202)	$153,946	$51,425	$10,049	$(8,183)	$53,291

(1)

Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for 2022, 2021 and 2020.

(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s provision for credit losses was $18.82 million for the year of 2022 while the provision for credit losses was a net benefit of $23.97 million for the year of 2021. United’s provision for credit losses relates to its portfolio of loans and leases, held to maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

The provision for loan and lease losses for the year of 2022 was $18.83 million as compared to a net benefit of $23.72 million for the year of 2021. The higher amount of provision expense for 2022 compared to 2021 was mainly due to an increase in overall loans outstanding. Net charge-offs for the year of 2022 were $101 thousand as compared to $8.72 million for the year of 2021. The lower amount of net charge-offs for the year of 2022 as compared to the year of 2021 was primarily due to charge-offs recognized on several large commercial credits in 2021. Net charge-offs as a percentage of average loans and leases were zero and 0.05% for the year of 2022 and 2021, respectively.

As of December 31, 2022, nonperforming loans and leases were $58.64 million or 0.29% of loans and leases, net of unearned income as compared to $90.76 million or 0.50% of loans, net of unearned income at December 31, 2021. The components of nonperforming loans and leases include: 1) nonaccrual loans and leases, 2) loans and leases which are contractually past due 90 days or more as to interest or principal, but have not been put on a nonaccrual basis and 3) loans and leases whose terms have been restructured for economic or legal reasons due to financial difficulties of the borrowers.

Loans past due 90 days or more were $15.57 million at December 31, 2022, a decrease of $3.31 million or 17.55% from $18.88 million at year-end 2021. This decrease was primarily due to a large delinquent commercial credit brought current. At December 31, 2022, nonaccrual loans were $23.69 million, which was a decrease of $12.34 million or 34.26% from $36.03 million at year-end 2021. This decrease was due to the repayment of several mid-sized commercial nonaccrual loans as well as the return to accrual status for three commercial relationships. Restructured loans were $19.39 million at December 31, 2022, a decrease of $16.47 million or 45.93% from $35.86 million at year-end 2021. The decrease was mainly due to the repayment of six large commercial relationships during the year of 2022. The loss potential on these loans has been properly evaluated and allocated within the Company’s allowance for loan losses.

Nonperforming assets include nonperforming loans and leases and real estate acquired in foreclosure or other settlement of loans (“OREO”). Total nonperforming assets of $60.69 million, including OREO of $2.05 million at December 31, 2022, represented 0.21% of total assets.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2022, the allowance for credit losses was $280.94 million as compared to $247.46 million at December 31, 2021.

At December 31, 2022, the allowance for loan and lease losses was $234.75 million as compared to $216.02 million at December 31, 2021. The increase in the allowance for loan and lease losses was due mainly to an increase in outstanding loans as well as lower forecasted Gross Domestic Product (“GDP”) and a higher forecasted unemployment rate within the reasonable and supportable forecast. This increase was offset slightly due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.14% at December 31, 2022 and 1.20% at December 31, 2021. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 400.33% and 238.00% at December 31, 2022 and December 31, 2021, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

The following table summarizes United’s credit loss experience for loan and leases losses, based on loan categories, for the year of 2022 and 2021:

(Dollars in thousands)	2022	2021
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Loans & leases charged off	$68	$414
Recoveries	489	869

Net loans & leases (recovered) charged off	$(421)	$(455)
Average gross loans & leases outstanding	1,716,201	1,612,387
Net recoveries as a percentage of average gross loans & leases outstanding	(0.02%)	(0.03%)
Nonowner-occupied commercial real estate
Loans & leases charged off	$0	$3,531
Recoveries	234	1,907

Net loans & leases (recovered) charged off	$(234)	$1,624
Average gross loans & leases outstanding	6,042,221	5,045,006
Net charge-offs as a percentage of average gross loans & leases outstanding	0.00%	0.03%
Other Commercial
Loans & leases charged off	$4,308	$6,182
Recoveries	5,367	4,307

Net loans & leases (recovered) charged off	$(1,059)	$1,875
Average gross loans & leases outstanding	3,613,204	3,777,988
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.03%)	0.05%

(Dollars in thousands)	2022	2021
Residential Real Estate
Loans & leases charged off	$1,546	$6,016
Recoveries	1,507	2,400

Net loans & leases charged off	$39	$3,616
Average gross loans & leases outstanding	4,080,515	3,624,157
Net charge-offs as a percentage of average gross loans & leases outstanding	0.00%	0.10%
Construction
Loans & leases charged off	$2	$560
Recoveries	1,414	604

Net loans & leases (recovered) charged off	$(1,412)	$(44)
Average gross loans & leases outstanding	2,517,561	1,961,661
Net recoveries as a percentage of average gross loans & leases outstanding	(0.06%)	(0.00%)
Consumer:
Bankcard
Loans & leases charged off	$355	$190
Recoveries	9	42

Net loans & leases charged off	$346	$148
Average gross loans & leases outstanding	8,766	8,298
Net charge-offs as a percentage of average gross loans & leases outstanding	3.95%	1.78%
Other consumer
Loans & leases charged off	$3,371	$2,404
Recoveries	529	449 449

Net loans & leases charged off	$2,842	$1,955
Average gross loans & leases outstanding	1,309,773	1,174,323
Net charge-offs as a percentage of average gross loans & leases outstanding	0.22%	0.17%
Total
Loans & leases charged off	$9,650	$19,297
Recoveries	9,549	10,578

Net loans & leases charged off	$101	$8,719
Average gross loans & leases outstanding	19,288,241	17,203,820
Net charge-offs as a percentage of average gross loans & leases outstanding	0.00%	0.05%
Nonaccrual loans & leases	$30,871	$58,449
Allowance for loan & lease losses	234,746	216,016
Loans & leases (net of unearned income)	20,558,166	18,023,648
Allowance for loan & lease losses as a percentage of loans (net of unearned income)	1.14%	1.20%
Nonaccrual loans as a percentage of loans & leases (net of unearned income)	0.15%	0.32%
Allowance for loan & lease losses as a percentage of nonaccrual loans & leases	760.41%	369.58%

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of the future and other factors. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, an adjustment was made for that factor.

The year of 2022 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, rising interest rates, increased oil and gas prices and the potential impact of the geopolitical situation when making determinations related to factor adjustments, such as changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; concentrations of credit and external factors.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

➢

The forecast for real GDP shifted downward in the fourth quarter, from a projection of 1.20% for 2023 as of mid-September 2022 to 0.50% for 2023 as of mid-December with projections of 1.60% for 2024 and 1.80% for 2025. The unemployment rate forecast shifted slightly upward compared to the third quarter of 2022 with an increasing trend expected throughout 2024 and 2025.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

The following table presents the allocation of United’s allowance for credit losses for the years ended December 31:

	2022	2021

	(in thousands)
Commercial, financial & agricultural:
Owner-occupied commercial real estate	$13,945	$14,443
Nonowner-occupied commercial real estate	38,543	42,156
Other commercial	79,706	78,432

Total commercial, financial & agricultural	132,194	135,031
Residential real estate	36,227	26,404
Construction & land development	48,390	39,395
Consumer:
Bankcard	561	317
Other consumer	17,374	14,869

Allowance for loan losses	$234,746	$216,016
Reserve for lending-related commitments	46,189	31,442

Allowance for credit losses	$280,935	$247,458

The following is a summary of loans and leases outstanding as a percent of gross loans at December 31:

	2022	2021
Commercial, financial & agricultural:
Owner-occupied commercial real estate	8.38%	9.60%
Nonowner-occupied commercial real estate	30.55%	33.00%
Other commercial	17.55%	19.18%

Total commercial, financial & agricultural	56.48%	61.78%
Residential real estate	22.66%	20.45%
Construction & land development	14.22%	11.16%
Consumer:
Bankcard	0.05%	0.05%
Other consumer	6.59%	6.56%

Total	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2022 produced increased reserves in three of the four loan categories as compared to December 31, 2021. The residential real estate reserve increased $9.82 million. The real estate construction and development loan pool reserve increased $8.99 million. The consumer loan pool reserve increased $2.75 million. Each of these increases were primarily due to increased outstanding balances. The allowance related to the commercial, financial & agricultural loan pool decreased $2.84 million. This decrease is due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $1.27 million at December 31, 2022 and $6.53 million at December 31, 2021. In comparison to the prior year-end, this element of the allowance decreased $5.26 million due to repayment of individually assessed loans, improved borrowers’ financial conditions such that individual assessments were no longer necessary and improved collateral valuations.

Management believes that the allowance for credit losses of $280.94 million at December 31, 2022 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the year of 2022 and 2021 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of December 31, 2022 as compared to $19 thousand as of December 31, 2021. There was no provision for credit losses recorded on available for sale investment securities for the year of 2022 and 2021 and no allowance for credit losses on available for sale investment securities as of December 31, 2022 and 2021. Loan interest payment deferrals granted by United under the CARES Act ended on of January 1, 2022. Therefore, United released all of its remaining $8 thousand in reserves in the year of 2022 related to these loan interest payment deferrals granted under the CARES Act as compared to the release of $242 thousand in the year of 2021. The allowance for accrued interest receivables not expected to be collected as of December 31, 2021 was $8 thousand.

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

Noninterest income for the year of 2022 was $153.26 million, which was a decrease of $124.87 million or 44.90% from the year of 2021. The decrease was due mainly to a decrease in income from mortgage banking activities primarily as a result of lower mortgage loan originations and sales volume driven by a rising interest rate environment and a lower margin on loans sold in the secondary market.

Income from mortgage banking activities totaled $42.69 million for the year of 2022 compared to $171.69 million for the year of 2021. The decrease of $129.00 million or 75.14% for the year of 2022 was due mainly to lower mortgage loan origination and sale volume driven by the rising rate environment and a lower margin on loans sold in the secondary market. Mortgage loan sales were $2.20 billion in the year of 2022 as compared to $6.41 billion in the year of 2021. Mortgage loans originated for sale were $1.90 billion for the year of 2022 as compared to $6.19 billion for the year of 2021.

United recognized a net gain of $776 thousand on investment securities’ activity in 2022 as compared to a net gain of $2.68 million on investment securities activity in 2021. In particular, United recognized a net gain of $1.36 million on an equity security without a readily determinable market value and a $589 thousand net loss on equity securities for the year of 2022 as compared to net gains of $1.55 million on the sales, calls and redemption of available-for-sale securities investment securities, $670 thousand on equity securities and $455 thousand on an equity security without a readily determinable market value for the year of 2021. In addition, United did not recognize any impairment on investment securities for the year of 2022 and 2021.

Fees from trust services for the year of 2022 were $17.22 million, an increase of $664 thousand or 4.01% from the year of 2021 due to an increase in managed assets.

Fees from brokerage services for the year of 2022 were $16.41 million, an increase of $853 thousand or 5.48% from the year of 2021 due to increased volume.

Fees from deposit services for the year of 2022 were $40.56 million, an increase of $1.87 million or 4.83% from the year of 2021. Debit card income increased $741 thousand and overdraft fees increased $713 thousand. Partially offsetting fees from deposit services was the impact of implemented changes to United’s overdraft policy during the third quarter of 2022.

Bankcard fees for the year of 2022 increased $1.10 million or 19.96% from the year of 2021 due mainly to an increase in interchange income from increased volume.

Income from bank-owned life insurance (“BOLI”) for the year of 2022 increased $2.35 million or 34.33% from the year of 2021 due to an increase of $2.64 million in death benefits and the addition of $30.64 million in BOLI from the Community Bankers Trust acquisition.

Other miscellaneous income decreased $700 thousand or 8.71% mainly due to an decrease in prepayment fees received on Delegated Underwriting and Servicing (“DUS”) securities.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2022 was $555.09 million, which was a decrease of $26.89 million or 4.62% from the year of 2021.

Employee compensation for the year of 2022 decreased $37.56 million or 13.42% from the year of 2021. The decrease for 2022 was due mainly to lower employee commissions, incentives and overtime related to a decline in mortgage banking production partially offset by additional employees from the Community Bankers Trust acquisition.

Employee benefits expense for the year of 2022 decreased $7.93 million or 14.71% as compared to the year of 2021. For the year of 2022, postretirement expense, which includes expense associated with United’s pension plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), decreased $8.25 million from the year of 2021. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note P, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $909 thousand and decrease by approximately $849 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $3.15 million and increase by approximately $3.61 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease and increase by approximately $2.07 million, respectively.

Net occupancy expense increased $3.10 million or 7.36% for the year of 2022 as compared to the prior year. The increase was due mainly to increases of $1.17 million in building maintenance expense and $998 thousand in depreciation due mainly to the offices added in the Community Bankers Trust acquisition partially offset by a decline of $479 thousand in building rental expense due to the closing of certain leased offices.

OREO expense for the year of 2022 decreased $3.23 million or 60.19% from the year of 2021 due mainly to fewer declines in the fair value of OREO properties.

Equipment expense increased $3.34 million or 12.86% for the year of 2022 as compared to the year of 2021. The increase was due mainly to higher maintenance costs of $2.32 million and depreciation expense of $684 thousand primarily due to the Community Bankers Trust acquisition.

Data processing expense decreased $1.45 million or 4.61% for the year of 2022 as compared to the year of 2021. The decrease for year of 2022 was due to $3.47 million of merger conversion and Community Bankers Trust contract termination costs included in the year of 2021.

Mortgage loan servicing expense and impairment for the year of 2022 decreased $5.15 million from the year of 2021. The decrease was due to the recovery of past temporary impairment and lower amortization expense of mortgage servicing rights.

Federal Deposit Insurance Corporation (“FDIC”) expense for the year of 2022 increased $3.64 million or 43.64% from the year of 2021 due to a higher assessment base.

Other expense for the year of 2022 increased $17.48 million or 14.46% from the year of 2021. The increase in other noninterest expense mainly resulted from higher amounts of certain general operating expenses primarily related to consulting and legal costs. Additionally, the expense for the reserve for unfunded loan commitments increased $2.71 million and charitable contributions increased $1.41 million from the year of 2021.

Income Taxes

For the year ended December 31, 2022, income taxes were $96.16 million, compared to $95.12 million for 2021, an increase of $1.04 million or 1.09%. The increase was due to higher earnings partially offset by a slightly lower effective tax rate. United’s effective tax rate was approximately 20.2% and 20.6% for years ended December 31, 2022 and 2021, respectively, as compared to 19.7% for 2020. For further details related to income taxes, see Note O, Notes to Consolidated Financial Statements.

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

Net income for the second quarter of 2022 was $95.61 million or $0.71 per diluted share, as compared to $94.84 million or $0.73 per diluted share for the prior year second quarter. Net interest income for the second quarter of 2022 was $214.90 million, which was an increase of $28.39 million or 15.22% from the second quarter of 2021. The $28.39 million increase in net interest income occurred because total interest income increased $27.59 million while total interest expense decreased $801 thousand from the second quarter of 2021. United’s provision for credit losses was a net benefit of $1.81 million for the second quarter of 2022 while the provision for credit losses was a net benefit of $8.88 million for the second quarter of 2021. The lower net benefit amount for 2022 compared to 2021 was mainly due to an increase in total loans outstanding. For the second quarter of 2022, noninterest income was $43.61 million, which was a decrease of $19.26 million or 30.63% from the second quarter of 2021. The decrease in noninterest income were primarily due to decreased income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market mainly the result of a rising interest rate environment. For the second quarter of 2022, noninterest expense increased $2.21 million or 1.59% from the second quarter of 2021 due mainly to an increase in the expense for the reserve for unfunded loan commitments as well as higher amounts of certain general operating expenses. Income taxes for the second quarter of 2022 were $23.53 million as compared to $24.46 million for the second quarter of 2021. For the quarters ended June 30, 2022 and June 30, 2021, United’s effective tax rate was 19.75% and 20.50%, respectively.

Net income for the third quarter of 2022 was $102.59 million or $0.76 per diluted share, as compared to $92.15 million or $0.71 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2022 was $240.62 million, which was an increase of $59.04 million or 32.52% from the third quarter of 2021. The $59.04 million increase in net interest income occurred because total interest income increased $69.60 million while total interest expense increased $10.56 million from the third quarter of 2021. The provision for credit losses was $7.67 million for the third quarter of 2022 while the provision for credit losses was a net benefit of $7.83 million for the third quarter of 2021. For the third quarter of 2022, noninterest income was $32.75 million, which was a decrease of $35.88 million or 52.28% from the third quarter of 2021 primarily due to decreased income from mortgage banking activities due to a lower volume of mortgage loan originations and sales in the secondary market mainly the result of a rising interest rate environment. For the third quarter of 2022, noninterest expense decreased $5.08 million or 3.58% from the third quarter of 2021 due mainly to lower employee compensation expense as a result of lower employee commissions, incentives and overtime related to mortgage banking production. Income tax expense for the third quarter of 2022 was $25.92 million as compared to $23.60 million for the third quarter of 2021 primarily due to higher earnings partially offset by a slightly lower effective tax rate. United’s effective tax rate was 20.17% and 20.39% for the third quarter of 2022 and 2021, respectively.

Net income for the fourth quarter of 2022 was $99.77 million or $0.74 per diluted share as compared to earnings of $73.85 million or $0.56 per diluted share for the fourth quarter of 2021. Net interest income for the fourth quarter of 2022 was $249.40 million, which was an increase of $65.73 million or 35.78% from the fourth quarter of 2021. The $65.73 million increase in net interest income occurred because total interest income increased $112.55 million while total interest expense increased $46.82 million from the fourth quarter of 2021. The provision for credit losses was $16.37 million for the fourth quarter of 2022 as compared to a net benefit of $7.41 million for the fourth quarter of 2021. The increase in the provision for credit losses was primarily due to loan growth and the impact of reasonable and supportable forecasts of future macroeconomic conditions. Partially offsetting the fourth quarter of 2021 net benefit was a provision for loan losses of $12.29 million recorded on purchased non-credit deteriorated (“non-PCD”) loans from Community Bankers Trust. Noninterest income for the fourth quarter of 2022 was $30.88 million, which was a decrease of $23.17 million, or 42.87%

from the fourth quarter of 2021. The decrease in noninterest income was driven primarily by a $22.72 million decrease in income from mortgage banking activities mainly due to lower mortgage loan origination and sale volume and a lower margin on loans sold in the secondary market. Noninterest expense for the fourth quarter of 2022 was $137.54 million, a decrease of $14.25 million, or 9.39%, from the fourth quarter of 2021 primarily due to decreases of $14.01 million in employee compensation and $3.39 million in data processing expense. The decrease in employee compensation was primarily due to lower employee commissions and incentives related to mortgage banking production and the impact of $2.53 million of merger-related expenses recognized in the fourth quarter of 2021. Data processing expense for the fourth quarter of 2021 included $3.47 million of merger-related expenses associated with the Community Bankers Trust acquisition. For the fourth quarter of 2022, income tax expense was $26.61 million as compared to $19.49 million for the fourth quarter of 2021. The increase of $7.12 million was primarily due to higher earnings and a slightly higher effective tax rate. United’s effective tax rate was 21.06% for the fourth quarter of 2022 and 20.88% for the fourth quarter of 2021.

Additional quarterly financial data for 2022 and 2021 may be found in Note Z, Notes to Consolidated Financial Statements.

The Effect of Inflation

United’s income statements generally reflect the effects of inflation. Since interest rates, loan demand and deposit levels are impacted by inflation, the resulting changes in the interest-sensitive assets and liabilities are included in net interest income. Similarly, operating expenses such as salaries, rents and maintenance include changing prices resulting from inflation. One item that would not reflect inflationary changes is depreciation expense. Subsequent to the acquisition of depreciable assets, inflation causes price levels to rise; therefore, historically presented dollar values do not reflect this inflationary condition. Inflationary pressure on consumers and uncertainty regarding the economy could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations. Management will monitor the impact of inflation as conditions warrant.

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

Cash flows provided by operations in 2022 were $760.82 million due mainly to net income of $379.63 million for the year of 2022. In 2021, cash flows provided by operations were $609.54 million due mainly to net income of $367.74 million for the year of 2021. In 2022, net cash of $3.45 billion was used in investing activities which was primarily due to net loan growth of $2.37 billion and net purchases of $1.09 billion of investment securities over proceeds from sales of investment securities. In 2021, net cash of $15.65 million was provided by investing activities which was primarily due to net loan repayments of $882.15 million and net cash of $39.42 million acquired in the Community Bankers Trust merger partially offset by $813.94 million of purchases of investment securities over proceeds from sales of investment securities and the purchase of $85.00 million of bank-owned life insurance policies. During the year of 2022, net cash of $105.32 million was provided by financing activities due primarily to net advances of $1.38 billion from long-term FHLB borrowings partially offset by a decline of $1.04 billion in deposits. Other uses of cash within funding activities for the year of 2022 were $193.04 million for cash dividends paid and $79.46 million for the acquisition of treasury stock. During the year of 2021, net cash of $923.91 million was provided by financing activities due primarily to net growth of $1.25 billion in deposits. This source of cash from funding activities was partially offset by net repayment of $40.21 million in short-term borrowings, net repayment of $97.79 million in long-term FHLB advances and cash dividends paid of $181.28 million for year of 2021. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $2.58 billion for the year of 2022 as compared to an increase in cash and cash equivalents of $1.55 billion for the year of 2021. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2022:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$853,539
Credit card and personal revolving lines	219,446
Commercial	6,177,170

Total unused commitments	$7,250,155

Financial standby letters of credit	$57,782
Performance standby letters of credit	89,729
Commercial letters of credit	16,389

Total letters of credit	$163,900

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.37% at December 31, 2022 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.30%, 12.30% and 10.79%, respectively. The December 31, 2022 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.52 billion at December 31, 2022, which was a decrease of $202.44 million or 4.29% from December 31, 2021. This decrease is primarily due to a decrease of $327.84 million in accumulated other comprehensive income due mainly to an after-tax decrease in the fair value of available for sale securities as a result of a rising interest rate environment. In addition, treasury stock increased $79.79 million or 46.76% due to the repurchase of 2,259,546 shares of United common stock under stock repurchase plans approved by United’s Board of Directors. Partially offsetting these decreases was an increase of $184.65 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 15.31% at December 31, 2022 as compared to 16.09% at December 31, 2021. The primary capital ratio, capital and reserves to total assets and reserves, was 16.11% at December 31, 2022 as compared to 16.79% at December 31, 2021. United’s average equity to average asset ratio was 15.83% at December 31, 2022 as compared to 16.26% at December 31, 2021. All of these financial measurements reflect a financially sound position.

During the fourth quarter of 2022, United’s Board of Directors declared a cash dividend of $0.36 per share. Dividends per share of $1.44 for the year of 2022 represented an increase over the $1.41 per share paid for 2021. Total cash dividends declared to common shareholders were $194.98 million for the year of 2022 as compared to $182.36 million for the year of 2021. The year 2022 was the forty-nineth consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2022 and December 31, 2021:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2022	December 31, 2021
+200	(6.83%)	4.61%
+100	(3.00%)	2.70%
-100	2.12%	(0.98%)
-200	2.16%	(2.42%)

At December 31, 2022, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 3.00% over one year as compared to an increase of 2.70% at December 31, 2021. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 6.83% over one year as of December 31, 2022, as compared to an increase of 4.61% as of December 31, 2021. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.12% over one year as of December 31, 2022 as compared to a decrease of 0.98%, over one year as of December 31, 2021. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.16% over one year as of December 31, 2022 as compared to a decrease of 2.42% over one year as of December 31, 2021.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.75% in year two as of December 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.08% in year two as of December 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.32% in year two as of December 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.34% in year two as of December 31, 2022.

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

At December 31, 2022, United’s mortgage related securities portfolio had an amortized cost of $2.1 billion, of which approximately $934.1 million or 44% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.5 years and a weighted average yield of 2.12%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5% coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 18.9%.

United had approximately $600.6 million in fixed rate Commercial Mortgage Backed Securities (CMBS) with a projected yield of 2.02% and a projected average life of 4.7 years on December 31, 2022. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8 years.

United had approximately $27.8 million in 15-year mortgage backed securities with a projected yield of 2.02% and a projected average life of 4.8 years as of December 31, 2022. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 3.3 years and a weighted average maturity (“WAM”) of 12 years.

United had approximately $353.7 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 7.1 years on December 31, 2022. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (“WALA”) of 1.8 years and a weighted average maturity (“WAM”) of 18.1 years.

United had approximately $162.1 million in 30-year mortgage backed securities with a projected yield of 2.46% and a projected average life of 7.8 years on December 31, 2022. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (“WALA”) of 2.7 years and a weighted average maturity (“WAM”) of 24.6 years.

The remaining 2% of the mortgage related securities portfolio on December 31, 2022, included floating rate CMO, CMBS and mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams, Jr.	/s/ W. Mark Tatterson
Richard M. Adams, Jr. Chief Executive Officer	W. Mark Tatterson Executive Vice President and Chief Financial Officer

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Charleston, West Virginia March 1, 2023

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $20.6 billion as of December 31, 2022, and the associated allowance for loan losses (ALL) for the loan portfolio was $235 million. As discussed in Notes A and F to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to expected credit losses for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in macroeconomic and environmental conditions, such as changes in unemployment rates, gross domestic product or other relevant factors, that have not been fully captured in the allowance calculation.

Auditing management’s estimate used in determining the ALL for the loan portfolio involved a high degree of subjectivity in evaluating management’s determination of the forecast selection used to derive the reasonable and supportable forecast qualitative adjustment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process for the loan portfolio. Controls tested included, among others, those over the risk rating process, management’s review and approval of the calculations used to determine the ALL, including the underlying data and data inputs and outputs of those calculations, and management’s evaluation and review of the qualitative adjustments, including the reasonable and supportable forecast qualitative adjustment.

To test the Company’s reasonable and supportable forecast qualitative adjustment for the loan portfolio, we tested the underlying data used in the estimate calculation to determine it was accurate, complete and relevant. Further, we evaluated management’s basis for the adjustment in relation to changes in economic conditions and forecasts. Our procedures included evaluating management’s inputs and assumptions used in determining the qualitative adjustment by comparing the information to internal and external source data including, among others, the economic forecasts utilized by the Company and third-party economic outlook reports. We involved our internal modeling specialists in evaluating the model performance. In addition, we evaluated the overall ALL amount, inclusive of the qualitative adjustments, and whether the amount appropriately reflects losses expected in the loan portfolios as of the consolidated balance sheet date. For example, we evaluated the Company’s analysis of their historical loss experience and peer losses to the Company’s recorded ALL to test the ALL in totality. We also reviewed subsequent events and transactions and considered whether they corroborate or contradict the Company’s conclusion.

/s/ Ernst & Young, LLP

We have served as the Company’s auditor since 1986.
Charleston, West Virginia
March 1, 2023

UNITED BANKSHARES, INC.
FORM
10-K
(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2022, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.
CROSS-REFERENCE INDEX

3

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2022	2021
Assets
Cash and due from banks	$294,155	$282,878
Interest-bearing deposits with other banks	881,418	3,474,365
Federal funds sold	1,079	927

Total cash and cash equivalents	1,176,652	3,758,170
Securities available for sale at estimated fair value (amortized cost-$5,011,729 at December 31, 2022 and $4,031,494 at December 31, 2021, allowance for credit losses of $0 at December 31, 2022 and December 31, 2021)	4,541,925	4,042,699
Securities held to maturity, net of allowance for credit losses of $18 at December 31, 2022 and $19 at December 31, 2021 (estimated fair value-$1,020 at December 31, 2022 and December 31, 2021)	1,002	1,001
Equity securities at estimated fair value	7,629	12,404
Other investment securities	322,048	239,645
Loans held for sale measured using fair value option	56,879	504,416
Loans and leases	20,580,163	18,051,307
Less: Unearned income	(21,997)	(27,659)

Loans and leases, net of unearned income	20,558,166	18,023,648
Less: Allowance for loan and lease losses	(234,746)	(216,016)

Net loans and leases	20,323,420	17,807,632
Bank premises and equipment	199,161	197,220
Operating lease right-of-use assets	71,144	81,942
Goodwill	1,888,889	1,886,494
Mortgage servicing rights, net of valuation allowance of $0 at December 31, 2022 and $883 at December 31, 2021	21,022	23,144
Bank-owned life insurance (“BOLI”)	480,184	478,067
Accrued interest receivable, net of allowance for credit losses of $0 at December 31, 2022 and $8 at December 31, 2021	94,890	64,512
Other assets	304,535	231,556

TOTAL ASSETS	$29,489,380	$29,328,902

Liabilities
Deposits:
Noninterest-bearing	$7,199,678	$7,496,560
Interest-bearing	15,103,488	15,853,703

Total deposits	22,303,166	23,350,263
Borrowings:
Securities sold under agreements to repurchase	160,698	128,844
Federal Home Loan Bank (“FHLB”) borrowings	1,910,775	532,199
Other long-term borrowings	286,881	285,195
Reserve for lending-related commitments	46,189	31,442
Operating lease liabilities	75,749	86,703
Accrued expenses and other liabilities	189,729	195,628

TOTAL LIABILITIES	24,973,187	24,610,274
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,011,560 and 141,360,266 at December 31, 2022 and December 31, 2021, respectively, including 7,266,438 and 4,967,508 shares in treasury at December 31, 2022 and December 31, 2021, respectively	355,029	353,402
Surplus	3,168,874	3,149,955
Retained earnings	1,575,426	1,390,777
Accumulated other comprehensive loss	(332,732)	(4,888)
Treasury stock, at cost	(250,404)	(170,618)

TOTAL SHAREHOLDERS’ EQUITY	4,516,193	4,718,628

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,489,380	$29,328,902

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2022	2021	2020
Interest income
Interest and fees on loans and leases	$864,583	$724,493	$721,829
Interest on federal funds sold and other short-term investments	22,950	8,734	9,780
Interest and dividends on securities:
Taxable	105,780	54,678	61,808
Tax-exempt	8,677	7,212	4,965

Total interest income	1,001,990	795,117	798,382
Interest expense
Interest on deposits	80,237	41,620	78,579
Interest on short-term borrowings	1,785	693	1,027
Interest on long-term borrowings	23,537	10,070	29,003

Total interest expense	105,559	52,383	108,609

Net interest income	896,431	742,734	689,773
Provision for credit losses	18,822	(23,970)	106,562

Net interest income after provision for credit losses	877,609	766,704	583,211
Other income
Fees from trust services	17,216	16,552	13,903
Fees from brokerage services	16,412	15,559	11,758
Fees from deposit services	40,557	38,689	34,833
Bankcard fees and merchant discounts	6,580	5,485	4,066
Other service charges, commissions, and fees	3,267	2,990	2,596
Income from bank-owned life insurance	9,188	6,840	7,217
Income from mortgage banking activities	42,690	171,692	266,094
Mortgage loan servicing income	9,235	9,605	6,213
Net gain on the sale of bank premises	0	0	2,229
Net investment securities gains	776	2,676	3,155
Other income	7,340	8,040	2,711

Total other income	153,261	278,128	354,775
Other expense
Employee compensation	242,408	279,970	274,661
Employee benefits	45,944	53,871	48,870
Net occupancy expense	45,129	42,034	41,303
Other real estate owned (“OREO”) expense	2,138	5,370	3,805
Net losses on the sales of OREO properties	700	54	1,972
Equipment expense	29,320	25,979	20,861
Data processing expense	29,997	31,446	35,420
Mortgage loan servicing expense and impairment	7,099	12,246	9,431
Bankcard processing expense	1,938	1,706	1,735
FDIC insurance expense	11,988	8,346	10,132
FHLB prepayment penalties	0	15	10,385
Other expense	138,426	120,942	119,671

Total other expense	555,087	581,979	578,246

Income before income taxes	475,783	462,853	359,740
Income taxes	96,156	95,115	70,717

Net income	$379,627	$367,738	$289,023

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2022	2021	2020
Earnings per common share:
Basic	$2.81	$2.84	$2.40

Diluted	$2.80	$2.83	$2.40

Dividends per common share	$1.44	$1.41	$1.40

Average outstanding shares:
Basic	134,776,241	129,276,452	120,017,247
Diluted	135,117,512	129,512,853	120,090,232
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2022	2021	2020
Net income	$379,627	$367,738	$289,023

Change in net unrealized (loss) gain on available-for-sale (“AFS”) securities, net of tax	(368,934)	(56,611)	57,249
Change in net unrealized gain on cash flow hedge, net of tax	36,655	13,001	3,358
Change in defined benefit pension plan, net of tax	4,435	16,352	(3,368)

Comprehensive income, net of tax	$51,783	$340,480	$346,262

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2020	105,494,290	$263,736	$2,140,175	$1,132,579	$(34,869)	$(137,788)	$3,363,833
Cumulative effect of adopting Accounting Standard Update 2016-13	0	0	0	(44,331)	0	0	(44,331)
Comprehensive income:
Net income	0	0	0	289,023	0	0	289,023
Other comprehensive income, net of tax	0	0	0	0	57,239	0	57,239

Total comprehensive income, net of tax							346,262
Stock based compensation expense	0	0	5,980	0	0	0	5,980
Acquisition of Carolina Financial Corporation (28,031,501 shares)	28,031,501	70,079	747,751	0	0	0	817,830
Purchase of treasury stock (679,331 shares)	0	0	0	0	0	(21,317)	(21,317)
Distribution of treasury stock for deferred compensation plan (29 shares)	0	0	0	0	0	1	1
Cash dividends ($1.40 per share)	0	0	0	(171,876)	0	0	(171,876)
Stock grant forfeiture (946 shares)	0	0	35	0	0	(35)	0
Net issuance of common stock under stock-based compensation plans (283,583 shares)	283,583	708	530	0	0	0	1,238

Balance at December 31, 2020	133,809,374	334,523	2,894,471	1,205,395	22,370	(159,139)	4,297,620
Comprehensive income:
Net income	0	0	0	367,738	0	0	367,738
Other comprehensive loss, net of tax	0	0	0	0	(27,258)	0	(27,258)

Total comprehensive income, net of tax							340,480
Stock based compensation expense	0	0	8,018	0	0	0	8,018
Acquisition of Community Bankers Trust Corporation (7,135,771 shares)	7,135,771	17,839	242,440	0	0	0	260,279
Purchase of treasury stock (339,241 shares)	0	0	0	0	0	(11,211)	(11,211)
Cash dividends ($1.41 per share)	0	0	0	(182,356)	0	0	(182,356)
Stock grant forfeiture (7,400 shares)	0	0	268	0	0	(268)	0
Net issuance of common stock under stock-based compensation plans (415,121 shares)	415,121	1,040	4,758	0	0	0	5,798

Balance at December 31, 2021	141,360,266	353,402	3,149,955	1,390,777	(4,888)	(170,618)	4,718,628
Comprehensive income:
Net income	0	0	0	379,627	0	0	379,627
Other comprehensive loss, net of tax	0	0	0	0	(327,844)	0	(327,844)

Total comprehensive income, net of tax							51,783
Stock based compensation expense	0	0	9,881	0	0	0	9,881
Stock grant forfeiture (9,071 shares)	0	0	326	0	0	(326)	0
Purchase of treasury stock (2,289,859 shares)	0	0	0	0	0	(79,460)	(79,460)
Cash dividends ($1.44 per share)	0	0	0	(194,978)	0	0	(194,978)
Net issuance of common stock under stock-based compensation plans (651,294 shares)	651,294	1,627	8,712	0	0	0	10,339

Balance at December 31, 2022	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$379,627	$367,738	$289,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18,822	(23,970)	106,562
Amortization and accretion	5,433	(8,672)	(29,900)
Loss on sales of bank premises, OREO, leases and equipment	457	460	1,214
Write-downs on bank premises, OREO, leases and equipment	2,007	5,100	3,803
Depreciation	18,237	16,583	13,464
Gain on securities	(776)	(2,676)	(3,155)
Loans originated for sale	(1,903,981)	(6,190,675)	(6,528,080)
Proceeds from sales of loans	2,238,093	6,566,304	6,521,198
Gain on sales of loans	(41,274)	(161,108)	(258,784)
Mortgage repurchase loan losses paid, net of recoveries	(69)	(59)	(888)
Stock-based compensation	9,881	8,018	5,980
Excess tax benefits from stock-based compensation arrangements	1,040	303	351
Deferred income tax expense (benefit)	6,887	3,015	(174)
Amortization of tax credit investments	13,567	12,718	9,950
Originations of mortgage servicing rights	(1,417)	(10,584)	(7,310)
Impairment of mortgage servicing rights	0	629	1,383
Recoveries of impairment on mortgage servicing rights	(883)	(1,129)	0
Increase in cash surrender value of bank-owned life insurance policies	(14,064)	(6,836)	(5,959)
Contribution to pension plan	0	0	(20,000)
Amortization of net periodic pension costs	(1,640)	2,073	3,004
Changes in:
Interest receivable	(30,370)	2,562	1,106
Other assets	57,380	42,704	46,267
Accrued expenses and other liabilities	3,865	(12,959)	(8,608)

NET CASH PROVIDED BY OPERATING ACTIVITIES	760,822	609,539	140,447

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	0	215	211
Proceeds from sales of securities available for sale	410	52,820	192,085
Proceeds from maturities and calls of securities available for sale	575,338	679,082	515,983
Purchases of securities available for sale	(1,572,482)	(1,522,076)	(596,923)
Proceeds from sales of equity securities	6,782	1,250	1,650
Purchases of equity securities	(2,596)	(2,266)	(1,379)
Proceeds from sales and redemptions of other investment securities	4,829	11,790	148,766
Purchases of other investment securities	(99,435)	(34,755)	(137,395)
Purchases of bank-owned life insurance policies	0	(85,000)	0
Redemption of bank-owned life insurance policies	11,947	1,114	5,729
Purchases of bank premises and equipment	(16,862)	(15,380)	(19,025)
Proceeds from sales of bank premises and equipment	902	1,618	4,354
Acquisition of subsidiaries, net of cash paid	0	39,420	629,107
Proceeds from sales of OREO properties	10,571	5,675	14,398
Net change in loans and leases	(2,367,060)	882,147	(619,976)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,447,656)	15,654	137,585

FINANCING ACTIVITIES
Cash dividends paid	(193,041)	(181,277)	(162,713)
Acquisition of treasury stock	(79,460)	(11,211)	(21,317)
Proceeds from exercise of stock options	10,295	5,206	1,241
Distribution of treasury stock from deferred compensation plan	0	0	1
Repayment of long-term Federal Home Loan Bank borrowings	(520,000)	(597,791)	(1,847,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,900,000	500,000	500,000
Changes in:
Time deposits	(623,254)	(275,900)	584,175
Other deposits	(421,078)	1,525,093	2,271,510
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	31,854	(40,211)	(232,354)

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,316	923,909	1,093,543

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,581,518)	1,549,102	1,371,575
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,758,170	2,209,068	837,493

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,176,652	$3,758,170	$2,209,068

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2022	2021	2020
Supplemental information
Cash paid for:
Interest on deposits and borrowed funds	$98,161	$54,591	$115,347
Income taxes	93,680	101,227	65,378
Noncash investing activities:
Transfers of loans to OREO	1,546	2,769	28,038
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	(345)	1,763,843	4,172,611
Liabilities assumed	2.050	1,619,438	4,302,722
Goodwill	2,395	76,454	318,834
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2022
NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
United Bankshares, Inc. (“United”, the “Company”) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and the Pennsylvania counties of Washington and Fayette, primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market areas for the business of its banking and mortgage banking subsidiaries.
Operating Segments:
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of banking products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market through George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), indirectly owned subsidiaries of United. In addition, United, through Crescent, may retain the rights to service a portion of the loans sold in the third-party market as part of its mortgage banking activities, for which United receives service fee income. In addition, at certain times United may purchase or sell rights to service from or to third parties. These rights are known as mortgage servicing rights, or MSRs, where the owner of the MSR acts on behalf of the mortgage loan owner and has the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
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

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2022 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature. In addition, $1,483,987,000 was reclassed from noninterest-bearing deposits to interest-bearing deposits on United’s Consolidated Balance Sheets for the period ended December 31, 2021 due to the nature of the underlying deposit accounts and a misclassification in the previous presentation. This reclassification did not impact any other amounts reported or disclosed in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made.
The Company has evaluated events and transactions subsequent to December 31, 2022 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.
Cash and Cash Equivalents:
United considers cash and due from banks, interest-bearing deposits with other banks and federal funds sold as cash and cash equivalents.
Debt securities
: The Company accounts for debt securities in two categories: held to maturity (“HTM”) and available for sale (“AFS”). Premiums and discounts on debt securities are deferred and recognized into income over the contractual life of the asset using the effective interest method.
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2022, United considers its HTM debt securities portfolio to be immaterial.
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
Allowance for Credit Losses (HTM Debt Securities)
: For HTM debt securities, the Company is required to utilize a current expected credit losses (“CECL”) methodology to estimate expected credit losses. As of December 31, 2022 and 2021, the Company recorded an allowance for credit losses of $18,000 and $19,000, respectively, on its HTM debt securities portfolio.
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

An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature.
Equity securities:
Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized in Net investment securities gains in the Consolidated Statements of Income.
Other investment securities:
Certain security investments such as Federal Reserve Bank stock and Federal Home Loan Bank stock that do not have readily determinable fair values
(non-marketable)
are accounted for at cost minus impairment, if any. For other security investments that do not have readily determinable fair values
(non-marketable),
they are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Other income in the Consolidated Statements of Income.
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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income, except loans acquired through transfer (see below). Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $57,424,000, $92,545,000, and $76,064,000, for the years of 2022, 2021 and 2020, respectively. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and interest accrued in prior years is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral exceeds the principal balance and accrued interest, and the loan is in the process of collection.
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
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program allowed for a deferral of payments from the period beginning March 1, 2020 until January 1, 2022. As provided for under the CARES Act, these loan modifications were exempt by law from classification as a TDR as defined by GAAP.

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
Loans held for sale are recorded under the fair value option at a fair value measured using valuations from investors for loans with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing.
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
Other Real Estate Owned
: At December 31, 2022 and 2021, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2,052,000 and $14,823,000
,
 respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2022 and 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $
1,309,000

and $
13,000
, respectively.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one to ten-year
period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $5,516,000
,
 $5,908,000
,
 and $6,605,000, in 2022, 2021, and 2020, respectively, related to all intangible assets.
Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United utilized a qualitative approach to test goodwill for impairment as of September 30, 2022. The goodwill impairment test did not identify any indicators of goodwill impairment. As of December 31, 2022, and 2021, total goodwill approximated $1,888,889
,
000
 and $1,886,494
,000
, respectively.
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
Accrued Interest Receivable
:
In accordance with ASC Topic 326, the Company made the following elections regarding accrued interest receivable (“AIR”):

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
•
Generally, not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. However, due to loan interest payment deferrals on certain loans and leases granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United did not record an allowance for credit losses for accrued interest receivables not expected to be collected as of December 31, 2022 as compared to an allowance for credit losses of $8,000 as of December 31, 2021

Revenue Recognition
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
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $8,160,000, $5,781,000, and $5,611,000, for the years of 2022, 2021, and 2020, respectively.
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
more-likely-than-not
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
For a fair value hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to the hedged financial instrument. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a fair value hedge are offset in current period earnings either in interest income or interest expense depending on the nature of the hedged financial instrument. For a cash flow hedge, the fair value of the interest rate swap is recognized on the balance sheet as either a freestanding asset or liability with a corresponding adjustment to accumulated other comprehensive income within shareholders’ equity, net of tax. Subsequent adjustments due to changes in the fair value of a derivative that qualifies as a cash flow hedge are offset to accumulated other comprehensive income, net of tax and reclassified into earnings in the same line associated with the forecasted transaction when the forecasted transaction affects earnings. Fair value hedges may be eligible for offset on the consolidated balance sheets because they are subject to master netting arrangements or similar agreements. United has elected not to offset the assets and liabilities subject to such arrangements on the consolidated financial statements.
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
Stock-based compensation expense was $9,881,000 in 2022, $8,018,000 in 2021, and $5,980,000 in 2020.
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
Under the
two-class
method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive stock options and restricted stock outstanding of 656,432, 1,024,612, and 1,926,840 for the years ended December 31, 2022, 2021 and 2020, respectively, were excluded from the earnings per diluted common share calculation.

The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2022	2021	2020
Distributed earnings allocated to common stock	$194,052	$181,614	$171,403
Undistributed earnings allocated to common stock	184,572	185,082	116,879

Net earnings allocated to common shareholders	$378,624	$366,696	$288,282

Average common shares outstanding	134,776,241	129,276,452	120,017,247
Dilutive effect of stock compensation	341,271	236,401	72,985

Average diluted shares outstanding	135,117,512	129,512,853	120,090,232

Earnings per basic common share	$2.81	$2.84	$2.40
Earnings per diluted common share	$2.80	$2.83	$2.40
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
Recent Accounting Pronouncements
:
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2022-06,
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU
2022-06
extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU
2020-04
to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. At the time ASU
2020-04
was issued, the United Kingdom’s Financial Conduct Authority (FCA) had established the intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022; 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023. Accordingly, ASU
2022-06
defers the expiration date of ASU 848 to December 31, 2024. The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, the Company took steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, the Company is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
In June 2022, the FASB issued ASU 2022
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
In March 2022, the FASB issued ASU
No. 2022-02,
“Troubled Debt Restructurings and Vintage Disclosures”. ASU
2022-02
updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC
310-40,
and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU
2022-02
also amends the guidance on “vintage disclosures” to require disclosure of gross write-offs by year of origination. ASU
No. 2022-02
is effective for public business entities that have adopted Topic 326 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted. ASU
No. 2022-02
was adopted by United on January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations. However, ASU
No. 2022-02
will have an effect on the Company’s disclosures for United’s March 31, 2023 Form
10-Q.
In March 2022, the FASB issued ASU
No. 2022-01,
“Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. ASU
2022-01
further aligns risk management objectives with hedge accounting results on the application of the last-of-layer
method, which was first introduced in ASU
No. 2017-12.
The enhanced guidance further improves the
last-of-layer
concepts to expand to nonprepayable financial assets and allows more flexibility in the derivative structures used to hedge the interest rate risk. ASU
2022-01
also provides guidance on the relationship between the portfolio layer method requirements and other areas of GAAP. ASU
No. 2022-01
is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment is permitted if an entity has adopted ASU
2017-12
for the corresponding period. ASU
No. 2022-01
was adopted by United on January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations.
In October 2021, the FASB issued ASU
No. 2021-08,
“Business Combinations (Topic 805): Accounting for contract assets and contract liabilities from contracts with customers”. ASU
2021-08
amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. As a result of these amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU
No. 2021-08
is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. ASU
No. 2020-08
was adopted by United on January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations.
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
In January 2021, the FASB issued ASU
No. 2021-01,
“Reference Rate Reform (Topic 848).” This update to ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” refines the scope of ASC Topic 848 and permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by change in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. ASU
No. 2021-01
is effective for public business entities upon issuance through December 31, 2022. The Company has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, the Company took steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, United is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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

NOTE B—MERGERS AND ACQUISITIONS
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
and Southeast footprints. As of the Acquisition Date, Community Bankers Trust had $1,788,013,000 in total assets, $1,282,997,000 in loans and leases, net of unearned income and $1,517,502,000 in deposits. For the year of 2022, United recorded acquisition-related costs for the Community Bankers Trust merger of $537,000 as compared to acquisition-related costs of $21,418,000, including a provision for credit losses of $12,288,000 for non-PCD
loans, for the year of 2021.
The aggregate purchase price was approximately $260,304,000, including common stock valued at $252,321,000, stock options assumed valued at $7,958,000, and cash paid for fractional shares of $25,000. The number of shares issued in the transaction was 7,135,771, which were valued based on the closing market price of $35.36 for United’s common shares on December 3, 2021. The purchase price was allocated to the identifiable tangible and intangible assets resulting in additions to goodwill, and core deposit intangibles of $78,849,000 and $3,398,000, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Community Bankers Trust. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.
Because the consideration paid was greater than the net fair value of the acquired assets and liabilities, the Company recorded goodwill as part of the acquisition. None of the goodwill from the Community Bankers Trust acquisition is expected to be deductible for tax purposes. United used an independent third party to help determine the fair values of the assets and liabilities acquired from Community Bankers Trust. As a result of the merger, United recorded fair value discounts of $7,744,000 on the loans and leases acquired, $230,000 on land acquired, $50,000 on OREO properties acquired and $415,000 on a trust preferred issuance, and premiums of $6,766,000 on investment securities acquired, $492,000 on buildings acquired, $2,741,000 on interest-bearing deposits, and $457,000 on long-term FHLB advances, respectively. United also recorded an allowance for credit losses, including a reserve for unfunded commitments, of $25,920,000 on the loans and commitments acquired split between $12,788,000 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, $12,288,000 for non-PCD
loans recorded to the provision for credit losses and $844,000 for commitments acquired on non-PCD
loans recorded in other expense. The discounts and premium amounts, except for discount on the land, OREO and FHLB advances acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. The FHLB advances acquired were subsequently repaid prior to year-end. At December 31, 2022, the discount on the trust preferred issuance had an estimated remaining life of 11.25 years and the premiums on the buildings, and interest-bearing deposits each had an average estimated remaining life of 30.25 years, and 4.25 years, respectively.

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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for credit losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $3,559,000 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated to be a weighted-average of 5.5 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which is estimated to be a weighted-average of 5.6 years. The total fair value mark on the non-PCD
loans and leases at the Acquisition Date was $4,186,000. At the Acquisition Date, an initial allowance for expected credit losses of $12,288,000 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
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

The consideration paid for Community Bankers Trust’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Community Bankers Trust Acquisition Date were as follows:

(Dollars in thousands)
Purchase price:
Value of common shares issued (7,135,771 shares)	$252,321
Fair value of stock options assumed	7,958
Cash for fractional shares	25

Total purchase price	260,304

Identifiable assets:
Cash and cash equivalents	39,445
Investment securities	395,249
Net loans and leases	1,280,016
Premises and equipment	25,857
Operating lease right-of-use asset	8,127
Core deposit intangible	3,398
Other assets	50,851

Total identifiable assets	$1,802,943

Identifiable liabilities:
Deposits	$1,520,243
Short-term borrowings	26,755
Long-term borrowings	51,500
Operating lease liability	8,127
Other liabilities	14,863

Total identifiable liabilities	1,621,488

Fair value of net assets acquired including identifiable intangible assets	181,455

Resulting goodwill	$78,849

NOTE C—INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2022
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$548,407	$12	$18,927	$0	$529,492
State and political subdivisions	820,167	36	110,673	0	709,530
Residential mortgage-backed securities
Agency	1,369,471	4	194,531	0	1,174,944
Non-agency	121,336	66	9,429	0	111,973
Commercial mortgage-backed securities
Agency	627,768	8	65,223	0	562,553
Asset-backed securities	943,813	0	32,202	0	911,611
Single issue trust preferred securities	17,342	88	1,146	0	16,284
Other corporate securities	563,425	44	37,931	0	525,538

Total	$5,011,729	$258	$470,062	$0	$4,541,925

	December 31, 2021
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$82,136	$51	$337	$0	$81,850
State and political subdivisions	831,499	19,608	3,809	0	847,298
Residential mortgage-backed securities
Agency	1,120,423	9,173	15,822	0	1,113,774
Non-agency	74,965	306	726	0	74,545
Commercial mortgage-backed securities
Agency	633,802	12,731	6,608	0	639,925
Asset-backed securities	659,830	49	3,307	0	656,572
Single issue trust preferred securities	17,291	146	626	0	16,811
Other corporate securities	611,548	3,558	3,182	0	611,924

Total	$4,031,494	$45,622	$34,417	$0	$4,042,699

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $23,955,000 and $15,353,000 at December 31, 2022 and December 31, 2021, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2022 and December 31, 2021.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$473,025	$13,628	$48,793	$5,299	$521,818	$18,927
State and political subdivisions	496,328	63,019	192,234	47,654	688,562	110,673
Residential mortgage-backed securities
Agency	623,587	70,744	550,135	123,787	1,173,722	194,531
Non-agency	58,839	2,083	42,901	7,346	101,740	9,429
Commercial mortgage-backed securities
Agency	396,380	27,469	163,226	37,754	559,606	65,223
Asset-backed securities	425,482	14,134	486,129	18,068	911,611	32,202
Single issue trust preferred securities	0	0	13,109	1,146	13,109	1,146
Other corporate securities	195,425	18,064	261,170	19,867	456,595	37,931

Total	$2,669,066	$209,141	$1,757,697	$260,921	$4,426,763	$470,062

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$75,106	$334	$213	$3	$75,319	$337
State and political subdivisions	223,754	2,872	24,067	937	247,821	3,809
Residential mortgage-backed securities
Agency	680,320	13,167	71,392	2,655	751,712	15,822
Non-agency	55,336	726	0	0	55,336	726
Commercial mortgage-backed securities
Agency	136,071	2,912	70,543	3,696	206,614	6,608
Asset-backed securities	532,373	2,620	82,222	687	614,595	3,307
Single issue trust preferred securities	0	0	13,594	626	13,594	626
Other corporate securities	307,912	3,182	0	0	307,912	3,182

Total	$ 2,010,872	$25,813	$262,031	$8,604	$2,272,903	$34,417

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2022	2021	2020
Proceeds from maturities, sales and calls	$575,748	$731,902	$708,068
Gross realized gains	2	1,673	4,618
Gross realized losses	0	122	2,116
At December 31, 2022, gross unrealized losses on available for sale securities were $470,062,000 on 1,427 securities of a total portfolio of 1,502 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2022 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity.

State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $820,167,000 at December 31, 2022. As of December 31, 2022, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2022. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2022.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $269,105,000 at December 31, 2022 and a net unrealized loss of $946,000 at December 31, 2021 on all mortgage-backed
securities. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,997,239,000 at December 31, 2022. Of the $1,997,239,000 amount, $627,768,000 was related to agency commercial mortgage-backed securities and $1,369,471,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at December 31, 2022.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $121,336,000 at December 31, 2022. Of the $121,336,000, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at December 31, 2022.
Asset-backed securities
As of December 31, 2022, United’s asset-backed securities portfolio had a total amortized cost balance of $943,813,000. 100% of the portfolio was investment grade rated as of December 31, 2022. Approximately 27% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 73% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of December 31, 2022, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2022 consisted of $8,468,000 in investment grade bonds, $3,086,000 in split rated bonds, and $5,788,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2022, it was determined that none of the single issue trust preferred securities had credit losses.

Corporate securities
As of December 31, 2022, United’s Corporate securities portfolio had a total amortized cost balance of $563,425,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $563,425,000, 98% had at least one rating above investment grade, none were below investment grade rated, and 2% was unrated. For corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the corporate securities had credit losses at December 31, 2022.
The amortized cost and estimated fair value of securities available for sale at December 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.
Maturities of mortgage-backed securities with an amortized cost of $2,118,575,000 and an estimated fair value of $1,849,470,000 at December 31, 2022 are included below based upon contractual maturity.

		Estimated
(In thousands)	Amortized	Fair
	Cost	Value
Due in one year or less	$384,921	$380,575
Due after one year through five years	856,743	817,881
Due after five years through ten years	981,983	858,819
Due after ten years	2,788,082	2,484,650

Total	$5,011,729	$4,541,925

Equity securities at fair value
Equity securities consist mainly of equity securities of mutual funds within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $7,629,000 at December 31, 2022 and $12,404,000 at December 31, 2021.

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Net gains recognized during the period on equity securities sold	$0	$788
Unrealized gains recognized during the period on equity securities still held at period end	94	69
Unrealized losses recognized during the period on equity securities still held at period end	(684)	(187)

Net gains recognized during the period	$(590)	$670

Other investment securities
During the fourth quarter of 2022, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2022 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,412,820,000 and $1,871,328,000 at December 31, 2022 and December 31, 2021, respectively.

NOTE D—LOANS AND LEASES
Major classes of loans and leases are as follows:

	December 31,	December 31,
(In thousands)	2022	2021
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,724,927	$1,733,176
Nonowner-occupied commercial real estate	6,286,974	5,957,288
Other commercial	3,612,568	3,462,361

Total commercial, financial & agricultural	11,624,469	11,152,825
Residential real estate	4,662,911	3,691,560
Construction & land development Consumer:	2,926,971	2,014,165
Bankcard	9,273	8,913
Other consumer	1,356,539	1,183,844
Less: Unearned income	(21,997)	(27,659)

Total gross loans	$20,558,166	$18,023,648

The table above does not include loans held for sale of $56,879,000 and $504,416,000 at December 31, 2022 and December 31, 2021, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2022 and 2021,
loans-in-process
of $62,691
,000
and $112,109
,000
 and overdrafts from deposit accounts of $36,209
,000
and $14,270,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized net discounts of $47,134
,000
and $66,081
,000
at December 31, 2022 and December 31, 2021, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $24,901
,000
 and $32,990
,000
at December 31, 2022 and 2021, respectively. During 2022, $1,963,000 of new loans were made and repayments totaled $10,052
,000
.
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
In response to the coronavirus
(“COVID-19”)
pandemic and its economic impact on our customers, United implemented a short-term modification program that complied with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act to provide temporary payment relief, primarily deferral of payments, to those borrowers directly impacted by
COVID-19
who were not more than 30 days past due as of December 31, 2019. This program ended on January 1, 2022. As provided for under the CARES Act, these loan modifications were exempt by law from classification as a TDR as defined by GAAP. As of December 31, 2022, United no longer has any eligible loan modifications in deferral under section 4013, “Temporary Relief from Troubled Debt Restructurings,” of the CARES Act as compared to 188 eligible loan modifications in deferral on $18,039
,000
of loans outstanding at December 31, 2021.
As of December 31, 2022, United had TDRs of $19,388
,000
. Of the $19,388
,000
aggregate balance of TDRs at December 31, 2022, $7,186
,000
was on nonaccrual, $3,075
,000
was 90 days or more days past due and $37,000 was
30-89
days past due. As of December 31, 2021, United had TDRs of $35,856
,000
. Of the $35,856
,000
 aggregate balance of TDRs at December 31, 2021, $22,421
,000
was on nonaccrual and $102,000 was 90 days or more days past due. All these amounts are included in the appropriate categories in the “Age Analysis of Past Due Loans” table on a subsequent page. As of December 31, 2022, there was a commitment to lend additional funds of $57,000 to a debtor owing a receivable whose terms have been modified in a TDR. During the year of 2022, advances of $76,000 were made to this debtor under a loan that had been previously modified.
The following tables sets forth the balances of TDRs at December 31, 2022 and December 31, 2021 and the reasons for modification:

(In thousands)
Reason for modification	December 31, 2022	December 31, 2021
Interest rate reduction	$736	$3,163
Interest rate reduction and change in terms	792	1,412
Forgiveness of principal	0	0
Concession of principal and term	15	19
Extended maturity	4,616	4,831
Transfer of asset	0	5,407
Change in terms	13,229	21,024

Total	$19,388	$35,856

The following table sets forth United’s troubled debt restructurings that have been restructured during the year ended December 31, 2022 and 2021, segregated by class of loans:

	Troubled Debt Restructurings
	For the Year Ended
	December 31, 2022			December 31, 2021
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Owner-occupied	2	$2,945	$2,817	5	$2,155	$2,293
Nonowner-occupied	0	0	0	3	6,362	6,130
Other commercial	1	132	0	2	328	328
Residential real estate	0	0	0	9	1,660	1,651
Construction & land development	0	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	3	$3,077	$2,817	19	$10,505	$10,402

The following table sets forth United’s troubled debt restructurings, based on their post-modification outstanding recorded balance, that have been restructured during the year ended December 31, 2022 and 2021, segregated by the reason for modification:

	Year Ended
(In thousands) Reason for modification	December 31, 2022	December 31, 2021
Interest rate reduction	$143	$155
Interest rate reduction and change in terms	0	1,412
Forgiveness of principal	0	0

	Year Ended
(In thousands) Reason for modification	December 31, 2022	December 31, 2021
Concession of principal and term	0	0
Transfer of asset	0	5,407
Extended maturity	0	2,754
Change in terms	2,674	674

Total	$2,817	$10,402

The loans and leases were evaluated individually for allocation within United’s allowance for loan losses. The modifications had an immaterial impact on the financial condition and results of operations for United.
The following table presents troubled debt restructurings, by class of loan, that had charge-offs during the year ended December 31, 2022 and 2021. These loans were restructured during the twelve months ended December 31, 2022 and 2021 and subsequently defaulted, resulting in principal charge-offs during the year of 2022 and 2021. The recorded investment amounts presented were as of the December 31, 2022 and 2021 balance sheet dates.

	Year Ended December 31, 2022		Year Ended December 31, 2021
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
Commercial real estate:
Owner-occupied	0	$0	0	$0
Nonowner-occupied	0	0	0	0
Other commercial	1	96	0	0
Residential real estate	1	0	1	0
Construction & land development	0	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0

Total	2	$96	3	$0

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2022
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,643	$12,368	$18,011	$1,706,916	$1,724,927	$4,023
Nonowner-occupied	9,996	8,916	18,912	6,268,062	6,286,974	0
Other commercial	13,466	5,338	18,804	3,593,764	3,612,568	2,946
Residential real estate	25,315	17,735	43,050	4,619,861	4,662,911	7,342
Construction & land development	3,060	475	3,535	2,923,436	2,926,971	0
Consumer:
Bankcard	63	109	172	9,101	9,273	109
Other consumer	33,993	4,570	38,563	1,317,976	1,356,539	4,220

Total	$91,536	$49,511	$141,047	$20,439,116	$20,580,163	$18,640

Age Analysis of Past Due Loans and Leases As of December 31, 2021
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$7,522	$13,325	$20,847	$1,712,329	$1,733,176	$611
Nonowner-occupied	5,791	18,829	24,620	5,932,668	5,957,288	545
Other commercial	21,444	15,883	37,327	3,425,034	3,462,361	6,569
Residential real estate	19,488	23,495	42,983	3,648,577	3,691,560	8,241
Construction & land development	6,599	3,096	9,695	2,004,470	2,014,165	383
Consumer:
Bankcard	100	187	287	8,626	8,913	187
Other consumer	17,264	2,615	19,879	1,163,965	1,183,844	2,445

Total	$78,208	$77,430	$155,638	$17,895,669	$18,051,307	$18,981

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2022		At December 31, 2021
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$8,345	$8,345	$12,714	$12,714
Nonowner-occupied	8,916	8,916	18,284	18,284
Other Commercial	2,392	2,392	9,314	8,261
Residential Real Estate	10,393	8,564	15,254	14,298
Construction	475	475	2,713	2,713
Consumer:
Bankcard	0	0	0	0
Other consumer	350	350	170	170

Total	$30,871	$29,042	$58,449	$56,440

Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2022 and 2021.
For the adoption of ASC Topic 326, United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2022 and December 31, 2021:

	Collateral Dependent Loans and Leases
	At December 31, 2022
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$46	$22	$0	$15,718	$9,635	$25,421
Nonowner-occupied	3,245	0	0	2,784	7,619	13,649
Other commercial	0	5,444	0	0	140	5,584
Residential real estate	11,858	0	0	0	0	11,858
Construction & land development	14	0	1,312	0	738	2,063
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,163	$5,466	$1,312	$18,502	$18,132	$58,575

	Collateral Dependent Loans and Leases
	At December 31, 2021
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$38	$0	$9,775	$11,223	$21,036
Nonowner-occupied	7,085	0	703	8,665	52,299	68,752
Other commercial	2,093	15,225	0	0	732	18,050
Residential real estate	16,749	0	0	0	0	16,749
Construction & land development	0	0	4,770	0	1,103	5,873
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$25,927	$15,263	$5,473	$18,440	$65,357	$130,460

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases by class of loans is as follows:

Commercial Real Estate – Owner-occupied
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$339,765	$276,667	$284,091	$122,582	$112,126	$504,485	$32,465	$350	$1,672,531
Special Mention	0	0	0	496	1,158	5,358	920	0	7,932
Substandard	143	936	522	417	642	41,301	0	233	44,194
Doubtful	0	0	0	0	0	270	0	0	270

Total	$339,908	$277,603	$284,613	$123,495	$113,926	$551,414	$33,385	$583	$1,724,927

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	489	0	0	489

Current-period net recoveries	$0	$0	$0	$0	$0	$421	$0	$0	$421

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans and leases converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$319,007	$310,893	$161,075	$135,472	$168,874	$539,640	$39,117	$401	$1,674,479
Special Mention	0	0	51	5,399	712	20,672	959	0	27,793
Substandard	0	55	38	661	1,304	27,458	839	244	30,599
Doubtful	0	0	0	0	0	305	0	0	305

Total	$319,007	$310,948	$161,164	$141,532	$170,890	$588,075	$40,915	$645	$1,733,176

YTD charge-offs	0	0	0	0	(44)	(370)	0	0	(414)
YTD recoveries	0	0	0	0	13	856	0	0	869

YTD net (charge-offs) recoveries	$0	$0	$0	$0	$(31)	$486	$0	$0	$455

Commercial Real Estate – Nonowner-occupied
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,415,465	$1,399,023	$739,474	$687,755	$341,367	$1,297,076	$183,779	$135	$6,064,074
Special Mention	557	2,401	6,852	84,781	980	23,137	0	0	118,708
Substandard	0	0	673	34,079	17,180	51,897	363	0	104,192
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,416,022	$1,401,424	$746,999	$806,615	$359,527	$1,372,110	$184,142	$135	$6,286,974

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	234	0	0	234

Current-period net recoveries	$0	$0	$0	$0	$0	$234	$0	$0	$234

								Revolving
	Term Loans Origination Year						Revolving loans	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,558,474	$925,508	$707,570	$460,660	$397,003	$1,490,548	$102,561	$2,039	$5,644,363
Special Mention	819	2,953	113,655	5,826	372	40,534	2,793	0	166,952
Substandard	0	714	13,042	28,411	1,095	102,711	0	0	145,973
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,559,293	$929,175	$834,267	$494,897	$398,470	$1,633,793	$105,354	$2,039	$5,957,288

YTD charge-offs	0	0	0	0	0	(3,531)	0	0	(3,531)
YTD recoveries	0	0	0	0	0	1,907	0	0	1,097

YTD net charge-offs	$0	$0	$0	$0	$0	$(1,624)	$0	$0	$(1,624)

Other commercial
							Revolving loans	Revolving
	Term Loans and leases Origination Year						and leases	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$749,919	$581,588	$398,682	$230,209	$75,577	$426,406	$1,033,459	$1,596	$3,497,436
Special Mention	14,244	3,652	331	2,115	936	2,799	35,997	38	60,112
Substandard	4,023	432	29	871	5,603	6,182	37,778	42	54,960
Doubtful	0	0	0	0	0	60	0	0	60

Total	$768,186	$585,672	$399,042	$233,195	$82,116	$435,447	$1,107,234	$1,676	$3,612,568

Current-period charge-offs	0	(364)	(202)	(211)	(2,490)	(1,041)	0	0	(4,308)
Current-period recoveries	0	0	84	17	705	4,561	0	0	5,367

Current-period net (charge- offs) recoveries	$0	$(364)	$(118)	$(194)	$(1,785)	$3,520	$0	$0	$1,059

							Revolving loans	Revolving
	Term Loans and leases Origination Year						and leases	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$924,726	$557,422	$306,945	$107,426	$87,090	$76,032	$1,211,865	$2,038	$3,273,544
Special Mention	1,880	0	31,614	3,012	1,801	3,390	76,987	61	118,745
Substandard	793	11	1,561	4,930	2,146	18,963	41,357	205	69,966
Doubtful	0	0	0	0	0	106	0	0	106

Total	$927,399	$557,433	$340,120	$115,368	$91,037	$98,491	$1,330,209	$2,304	$3,462,361

YTD charge-offs	0	(87)	(31)	(200)	(174)	(5,650)	(40)	0	(6,182)
YTD recoveries	0	3	30	86	34	4,154	0	0	4,307

YTD net charge-offs	$0	$(84)	$(1)	$(114)	$(140)	$(1,496)	$(40)	$0	$(1,875)

Residential Real Estate
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,525,762	$847,177	$492,628	$291,334	$245,158	$791,366	$439,800	$2,683	$4,635,908
Special Mention	0	0	0	0	11	4,418	1,888	0	6,317
Substandard	0	1,448	68	445	866	17,001	858	0	20,686
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,525,762	$848,625	$492,696	$291,779	$246,035	$812,785	$442,546	$2,683	$4,662,911

Current-period charge-offs	0	(809)	0	0	(284)	(453)	0	0	(1,546)
Current-period recoveries	0	1	0	0	16	1,483	7	0	1,507

Current-period net (charge- offs) recoveries	$0	$(808)	$0	$0	$(268)	$1,030	$7	$0	$(39)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$815,693	$568,323	$383,250	$315,211	$178,101	$931,730	$455,705	$2,972	$3,650,985
Special Mention	0	0	0	223	91	12,251	2,339	0	14,904
Substandard	464	0	444	617	2,763	19,773	1,497	113	25,671
Doubtful	0	0	0	0	0	0	0	0	0

Total	$816,157	$568,323	$383,694	$316,051	$180,955	$963,754	$459,541	$3,085	$3,691,560

YTD charge-offs	0	0	(37)	(38)	(167)	(5,774)	0	0	(6,016)
YTD recoveries	0	0	0	0	3	2,384	13	0	2,400

YTD net charge-offs	$0	$0	$(37)	$(38)	$(164)	$(3,390)	$13	$0	$(3,616)

Construction and Land Development
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$806,442	$1,109,601	$389,751	$133,711	$117,934	$109,320	$252,604	$0	$2,919,363
Special Mention	0	0	65	3,421	0	1,447	0	0	4,933
Substandard	0	219	0	13	0	2,443	0	0	2,675
Doubtful	0	0	0	0	0	0	0	0	0

Total	$806,442	$1,109,820	$389,816	$137,145	$117,934	$113,210	$252,604	$0	$2,926,971

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,414	0	0	1,414

Current-period net recoveries	$0	$0	$0	$0	$0	$1,412	$0	$0	$1,412

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$767,351	$518,291	$278,020	$152,062	$18,371	$74,532	$192,421	$0	$2,001,048
Special Mention	0	69	3,261	0	0	1,237	995	0	5,562
Substandard	332	0	280	925	0	5,272	746	0	7,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$767,683	$518,360	$281,561	$152,987	$18,371	$81,041	$194,162	$0	$2,014,165

YTD charge-offs	0	0	0	0	(177)	(383)	0	0	(560)
YTD recoveries	0	0	0	0	133	471	0	0	604

YTD net (charge-offs) recoveries	$0	$0	$0	$0	$(44)	$88	$0	$0	$44

Bankcard
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,101	$0	$9,101
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	109	0	109
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,273	$0	$9,273

Current-period charge-offs	0	0	0	0	0	0	(355)	0	(355)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(346)	$0	$(346)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$8,626	$0	$8,626
Special Mention	0	0	0	0	0	0	100	0	100
Substandard	0	0	0	0	0	0	187	0	187
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$8,913	$0	$8,913

YTD charge-offs	0	0	0	0	0	0	(190)	0	(190)
YTD recoveries	0	0	0	0	0	0	42	0	42

YTD net charge-offs	$0	$0	$0	$0	$0	$0	$(148)	$0	$(148)

Other Consumer
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$626,666	$319,719	$176,423	$128,176	$55,147	$9,202	$2,644	$0	$1,317,977
Special Mention	9,891	13,449	5,769	3,075	1,295	464	50	0	33,993
Substandard	1,144	2,214	927	167	89	28	0	0	4,569
Doubtful	0	0	0	0	0	0	0	0	0

Total	$637,701	$335,382	$183,119	$131,418	$56,531	$9,694	$2,694	$0	$1,356,539

Current-period charge-offs	(394)	(1,435)	(851)	(331)	(162)	(198)	0	0	(3,371)
Current-period recoveries	12	102	61	87	60	207	0	0	529

Current-period net (charge- offs) recoveries	$(382)	$(1,333)	$(790)	$(244)	$(102)	$9	$0	$0	$(2,842)

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$473,430	$293,023	$234,340	$119,678	$29,697	$10,335	$3,465	$0	$1,163,968
Special Mention	5,600	5,630	2,948	2,036	569	466	13	0	17,262
Substandard	903	930	456	211	22	87	5	0	2,614
Doubtful	0	0	0	0	0	0	0	0	0

Total	$479,933	$299,583	$237,744	$121,925	$30,288	$10,888	$3,483	$0	$1,183,844

YTD charge-offs	(101)	(776)	(709)	(483)	(126)	(203)	(6)	0	(2,404)
YTD recoveries	5	86	51	101	18	186	2	0	449

YTD net charge-offs	$(96)	$(690)	$(658)	$(382)	$(108)	$(17)	$(4)	$0	$(1,955)

N
OTE F—ALLOWANCE FOR CREDIT LOSSES
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $70,332,000 (no allowance for credit losses) and $49,029,000 (net of an allowance for credit losses of $8,000) at December 31, 2022 and December 31, 2021, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. Due to loan interest payment deferrals granted by United under the CARES Act, United assessed the collectability of the accrued interest receivables on these deferring loans and leases. As a result of this assessment, United did not record an allowance for credit losses for accrued interest receivables not expected to be collected as of December 31, 2022 as compared to an allowance for credit losses of $8,000 as of December 31, 2021. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of December 31, 2022 and December 31, 2021:

	Accrued Interest Receivable
(In thousands)	At December 31, 2022	At December 31, 2021
Commercial Real Estate:
Owner-occupied	$4,855	$4,172
Nonowner-occupied	19,801	14,901
Other Commercial	10,904	9,335

	Accrued Interest Receivable
(In thousands)	At December 31, 2022	At December 31, 2021
Residential Real Estate	16,117	10,347
Construction	15,195	7,411
Consumer:
Bankcard	0	0
Other consumer	3,460	2,871

	$70,332	$49,037
Less: Allowance for credit losses	0	(8)

Total	$70,332	$49,029

The following table represents the accrued interest receivables written off by reversing interest income for the year ended December 31, 2022 and December 31, 2021:

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2022	2021
Commercial Real Estate:
Owner-occupied	$20	$33
Nonowner-occupied	4	114
Other Commercial	77	40
Residential Real Estate	105	419
Construction	0	8
Consumer:
Bankcard	0	0
Other consumer	304	176

Total	$510	$790

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $46,189,000 and $31,442,000 at December 31, 2022 and December 31, 2021, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United continuously evaluates any risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then any qualitative adjustments are applied to account for the Company’s view of the future and other factors. If current conditions underlying any qualitative adjustment factor were deemed to be materially different than historical conditions, then an adjustment was made for that factor.
United’s allowance for loan and lease losses at December 31, 2022 increased $
18,730,000
or 8.67% from December 31, 2021. The overall increase in the allowance was driven primarily by increases in outstanding loan balances as well as lower forecasted Gross Domestic Product (“GDP”) and a higher forecasted unemployment rate within the reasonable and supportable forecast. This increase was offset slightly due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.
The year of 2022 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, rising interest rates, increased oil and gas prices and the potential impact of the geopolitical situation when making determinations related to factor adjustments, such as changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; concentrations of credit and external factors.

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

➢
The forecast for real GDP shifted downward in the fourth quarter, from a projection of 1.20% for 2023 as of mid-September
2022 to 0.50% for 2023 as of
mid-December
with projections of 1.60% for 2024 and 1.80% for 2025. The unemployment rate forecast shifted slightly upward compared to the third quarter of 2022 with an increasing trend expected throughout 2024 and 2025.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2022
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	(0)	(4,308)	(1,546)	(2)	(355)	(3,371)	(9,650)
Recoveries	489	234	5,367	1,507	1,414	9	529	9,549
Provision	(919)	(3,847)	215	9,862	7,583	590	5,347	18,831

Ending balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2021
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$23,354	$49,150	$78,138	$29,125	$39,077	$322	$16,664	$235,830
Allowance for PCD loans (acquired during the period)	1,241	4,363	5,009	1,192	823	0	1	12,629
Charge-offs	(414)	(3,531)	(6,182)	(6,016)	(560)	(190)	(2,404)	(19,297)
Recoveries	869	1,907	4,307	2,400	604	42	449	10,578
Provision	(10,607)	(9,733)	(2,840)	(297)	(549)	143	159	(23,724)

Ending balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Balance of allowance for loan and lease losses at beginning of period	$216,016	$235,830	$77,057
Cumulative effect adjustment for CECL	0	0	57,442

	216,016	235,830	134,499
Initial allowance for acquired PCD loans	0	12,629	18,635
Gross charge-offs	(9,650)	(19,297)	(32,983)
Recoveries	9,549	10,578	9,386

Net charge-offs	(101)	(8,719)	(23,597)
Provision for loan and lease losses	18,831	(23,724)	106,293

	Year Ended December 31
(In thousands)	2022	2021	2020
Balance of allowance for loan and lease losses at end of period	$234,746	$216,016	$235,830
Reserve for lending-related commitments	46,189	31,442	19,250

Balance of allowance for credit losses at end of period	$280,935	$247,458	$255,080

NOTE G—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2022	2021
Land	$63,594	$60,551
Buildings and improvements	204,255	194,053
Leasehold improvements	42,309	38,568
Furniture, fixtures and equipment	113,900	105,554

	424,058	398,726
Less allowance for depreciation and amortization	(224,897)	(201,506)

Net bank premises and equipment	$199,161	$197,220

Depreciation expense was $18,237,000, $16,583,000, and $13,464,000 for years ending December 31, 2022, 2021 and 2020, respectively, while amortization expense was $343,000, $331,000 and $251,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
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
United’s operating leases are subject to renewal options under various terms. United’s operating leases have remaining terms of 1 to 15 years, some of which include options to extend leases generally for periods of 5 years. United rents or subleases certain real estate to third parties. Our sublease portfolio generally consists of operating leases to other organizations for former branch offices.
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
The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2022	December 31, 2021
Operating lease cost	Net occupancy expense	$20,987	$21,466
Sublease income	Net occupancy expense	(328)	(1,256)

Net lease cost		$20,659	$20,210

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$71,144	$81,942
Operating lease liabilities	Operating lease liabilities	$75,749	$86,703
Other information related to leases was as follows:

December 31, 2022
Weighted-average remaining lease term:
Operating leases	6.70 years
Weighted-average discount rate:
Operating leases	2.25%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,240	$22,153
ROU assets obtained in the exchange for lease liabilities	9,184	22,719
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2022, consists of the following:

Year	Amount
(Dollars in thousands)
2023	$19,157
2024	13,795
2025	10,167
2026	8,872
2027	7,036
Thereafter	22,447

Total lease payments	81,474
Less: imputed interest	(5,725)

Total	$75,749

NOTE I—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2022
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($87,544)	$0	$0	$105,165	($87,544)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2021
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($82,028)	$0	$0	$105,165	($82,028)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,881,179		$5,315		$1,886,494

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Mortgage Banking	Total
Goodwill at December 31, 2021	$1,881,179	$5,315	$1,886,494
Addition to goodwill from Community Bankers Trust acquisition	2,395	0	2,395

Goodwill at December 31, 2022	$1,883,574	$5,315	$1,888,889

The addition during the year of 2022 to goodwill from the Community Bankers Trust acquisition was due mainly to a measurement period adjustment to establish a reserve for income tax contingencies that existed at the time of the acquisition.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2022:

Year	Amount
(Dollars in thousands)
2023	$5,116
2024	3,639
2025	3,282
2026	2,758
2027	1,152
2028 and thereafter	1,674
NOTE J—MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
The unpaid principal balances of loans serviced for others were approximately $3,381,485,000 and $3,698,998,000 at December 31, 2022 and 2021, respectively.
The estimated fair value of the mortgage servicing rights was $41,880,000 and $27,355,000 at December 31, 2022 and December 31, 2021, respectively. The estimated fair value of servicing rights at December 31, 2022 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.74% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 5.66% to 7.62% with a weighted average prepayment rate of 6.30%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.19%. The estimated fair value of servicing rights at December 31, 2021 was determined using a net servicing fee of 0.26%, average discount rates ranging from 10.50% to 11.71% with a weighted average discount rate of

10.60%, CPR ranging from 12.59% to 21.20% with a weighted average prepayment rate of 16.56%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.09%. Please refer to Note W in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the year ended December 31, 2022 and 2021:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
MSRs beginning balance	$24,027	$22,338
Amount capitalized	1,417	10,584
Amount amortized	(4,422)	(8,895)

MSRs ending balance	$21,022	$24,027

MSRs valuation allowance beginning balance	$(883)	$(1,383)
Aggregate additions charged and recoveries credited to operations	883	1,129
MSRs impairment	0	(629)

MSRs valuation allowance ending balance	$0	$(883)

MSRs, net of valuation allowance	$21,022	$23,144

In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics. The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.
NOTE K—DEPOSITS
The book value of deposits consisted of the following:

(In thousands)	December 31
	2022	2021
Noninterest-bearing accounts	$7,199,678	$7,496,560	(1)
Interest-bearing transaction accounts	5,116,966	5,218,342	(1)
Regular savings	1,678,302	1,641,404
Interest-bearing money market accounts	6,299,404	6,361,887
Time deposits under $100,000	843,950	1,031,008
Time deposits over $100,000	1,164,866	1,601,062

Total deposits	$22,303,166	$23,350,263

(1)	For December 31, 2021, $1,483,987 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.
Included in time deposits over $100,000 at December 31, 2022 and 2021 were time deposits of $250,000 or more of $454,477,000 and $640,752,000, respectively. Interest paid on deposits approximated $77,271,000, $43,562,000, and $81,080,000 in 2022, 2021 and 2020, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $36,476,000 and $25,889,000 at December 31, 2022 and 2021, respectively.

NOTE L—SHORT-TERM BORROWINGS
At December 31, 2022 and 2021, short-term borrowings were as follows:

	December 31
(In thousands)	2022	2021
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	160,698	128,844

Total short-term borrowings	$160,698	$128,844

Federal funds purchased and securities sold under agreements to repurchase have not been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.
At December 31, 2022, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2022, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $1,747,000, $693,000, and $1,027,000 in 2022, 2021 and 2020, respectively.
NOTE M—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2022, the total carrying value of loans pledged as collateral for FHLB advances approximated $5,188,745,000. United had an unused borrowing amount as of December 31, 2022 of approximately $6,248,366,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2022 and 2021, FHLB advances and the related weighted-average interest rates were as follows:

	2022			2021
		Weighted-	Weighted-		Weighted-	Weighted-
		Average	Average		Average	Average
		Contractual	Effective		Contractual	Effective
(Dollars in thousands)	Amount	Rate	Rate	Amount	Rate	Rate
FHLB advances	$1,910,775	4.18%	3.19%	$532,199	0.35%	0.55%
No overnight funds were included in the $1,910,775,000 and $532,199,000 above at December 31, 2022 and 2021, respectively. At December 31, 2022, FHLB advances of $1,900,000,000 mature in 2023 while $10,775,000 mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as fair value hedges outstanding at year-end
2022 and 2021 to manage interest rate risk on its long-term debt. Additional information is provided in Note S, Notes to Consolidated Financial Statements.
At December 31, 2022, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $4,124,000 in aggregate principal amount of a LIBOR-indexed floating rate Debentures in the Community Bankers Trust merger. At December 31, 2022 and 2021, the outstanding balance of the Debentures was $276,989,000 and $275,323,000, respectively. United also assumed $10,000,000 in aggregate principal amount of fixed-to-floating
rate subordinated note in the Community Bankers Trust merger. At December 31, 2022 and 2021, the outstanding balance of the subordinated note was $9,892,000 and $9,872,000, respectively. The amount of the Debentures and the subordinated note was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
Virginia Commerce Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
Virginia Commerce Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month LIBOR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month LIBOR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month LIBOR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month LIBOR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month LIBOR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month LIBOR + 3.00%	December 12, 2033
At December 31, 2022 and 2021, the Debentures and their related weighted-average interest rates were as follows:

	2022		2021
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	7.59%	$20,619	3.07%
United Statutory Trust IV	25,774	7.27%	25,774	2.98%
United Statutory Trust V	51,547	5.29%	51,547	1.68%
United Statutory Trust VI	30,928	6.07%	30,928	1.50%
Premier Statutory Trust II	6,186	7.18%	6,186	3.22%
Premier Statutory Trust III	8,248	6.51%	8,248	1.94%
Premier Statutory Trust IV	14,433	6.28%	14,433	1.77%
Premier Statutory Trust V	10,310	6.37%	10,310	1.78%
Centra Statutory Trust I	10,000	7.04%	10,000	2.50%
Centra Statutory Trust II	10,000	5.73%	10,000	1.77%
Virginia Commerce Trust II	13,166	8.45%	12,936	3.57%
Virginia Commerce Trust III	18,847	6.11%	18,320	1.58%

	2022		2021
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
Cardinal Statutory Trust I	16,017	7.17%	15,620	2.60%
UFBC Capital Trust I	3,866	6.87%	3,761	2.30%
Carolina Financial Capital Trust I	5,022	8.00%	5,010	3.75%
Carolina Financial Capital Trust II	9,498	7.13%	9,420	3.17%
Greer Capital Trust I	5,256	6.39%	5,167	3.17%
Greer Capital Trust II	4,087	6.15%	3,983	2.32%
First South Preferred Trust I	9,432	7.68%	9,348	1.86%
BOE Statutory Trust I	3,753	7.75%	3,713	3.22%

Total	$276,989		$275,323

At December 31, 2022, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(Dollars in thousands)
2023	$1,898,393
2024	0
2025	9,153
2026	8,268
2027	0
2028 and thereafter	281,842

Total	$2,197,656

Interest paid on long-term borrowings approximated $19,143,000, $10,336,000, and $33,240,000 in 2022, 2021 and 2020, respectively.
NOTE N—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2022	2021	2020
Legal, consulting & other professional services	$24,403	$17,616	$16,482
Franchise & other taxes not on income	13,537	12,412	12,122
Expense for reserve on lending-related commitments	14,747	12,034	11,315
Automated Teller Machine (“ATM”) expenses	10,250	10,519	9,295
NOTE O—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2022	2021	2020
Current expense:
Federal	$86,799	$76,574	$60,508
State	16,244	14,516	10,656
Deferred expense:
Federal	(6,016)	2,742	(174)
State	(871)	1,283	(273)

Total income taxes	$96,156	$95,115	$70,717

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$99,914	21.0%	$97,199	21.0%	$75,546	21.0%
Plus: State income taxes net of federal tax benefits	12,431	2.6	11,520	2.5	8,202	2.3

	112,345	23.6	108,719	23.5	83,748	23.3
Increase (decrease) resulting from:
Tax-exempt interest income	(3,477)	(0.7)	(3,303)	(0.7)	(3,011)	(0.8)
Tax credits	(14,326)	(3.0)	(11,893)	(2.6)	(9,860)	(2.7)
Other items-net	1,614	0.3	1,592	0.4	(160)	(0.1)

Income taxes	$96,156	20.2%	$95,115	20.6%	$70,717	19.7%

For years ended 2022, 2021 and 2020, United incurred federal income tax expense of $287,000, $587,000, and $663,000, respectively, applicable to the sales and calls of securities. Income taxes paid approximated $93,680,000, $101,227,000, and $65,378,000 in 2022, 2021 and 2020, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2022, United had no federal or state net operating loss carryforwards.
Taxes not on income, which consists mainly of business franchise taxes, were $13,537,000, $12,412,000, and $12,122,000, for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.
Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2022 and 2021 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$65,453	$57,659
Accrued benefits payable	17,333	17,204
Other accrued liabilities	655	655
Unrealized loss on securities available for sale	109,185	0
Other real estate owned	531	1,706
Lease liabilities under operating leases	17,650	20,202
Deferred mortgage points	4,094	5,413

Total deferred tax assets	214,901	102,839

Deferred tax liabilities:
Premises and equipment	6,707	6,750
Unrealized gain on securities available for sale	0	2,890
Right-of-use assets under operating leases	16,576	19,092
Pension plan accruals	5,858	4,497
Derivatives	16,104	4,970
Purchase accounting intangibles	5,241	6,369
Other	365	957

Total deferred tax liabilities	50,851	45,525

Net deferred tax assets	$164,050	$57,314

At December 31, 2022 and 2021, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.

In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2022	2021
Unrecognized tax benefits at beginning of year	$1,667	$2,203
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	1,423	199
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(569)	(735)

Unrecognized tax benefits at end of year	$2,521	$1,667

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
As of December 31, 2022, and 2021, the total amount of accrued interest related to uncertain tax positions was $525,000 and $727,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2022, 2021 and 2020.
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
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Service cost	$2,669	$2,936	$2,742
Interest cost	4,988	4,241	5,222
Expected return on plan assets	(12,942)	(11,874)	(11,010)
Recognized net actuarial loss	3,645	6,770	6,050

Net periodic pension (income) cost	$(1,640)	$2,073	$3,004

Weighted-Average Assumptions:
Discount rate	3.08%	2.81%	3.42%
Expected return on assets	6.25%	6.25%	6.75%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%

Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Net actuarial (gain) loss	$(2,195)	$(14,286)	$10,583
Amortization of actuarial loss	(3,645)	(6,770)	(6,050)

Total recognized in other comprehensive income	$(5,840)	$(21,056)	$4,533

Included in accumulated other comprehensive income at December 31, 2022 are unrecognized actuarial losses of $38,530,000 ($29,553,000 net of tax) that have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2022 and 2021 and the accumulated benefit obligation at December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	December 31,
	2022	2021
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$192,973	$194,775
Service Cost	2,669	2,936
Interest Cost	4,988	4,241
Actuarial Gain	(46,617)	(2,369)
Annuity Purchase Payment	(7,312)	0
Benefits Paid	(6,092)	(6,610)

Projected Benefit at the End of the Year	$140,609	$192,973
Accumulated Benefit Obligation at the End of the Year	$129,927	$175,953
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$210,204	$193,022
Actual Return on Plan Assets	(31,480)	23,792
Annuity Purchase Payment	(7,312)	0
Benefits Paid	(6,092)	(6,610)

Fair value of plan assets at end of year	$165,320	$210,204
Net Amount Recognized
Funded Status	$24,710	$17,230
Unrecognized Net Loss	38,530	44,370

Net Amount Recognized	$63,240	$61,600

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.25%	3.08%
Rate of compensation Increase (prior to age 40)	5.00%	5.00%
Rate of compensation Increase (ages 40-54)	4.00%	4.00%
Rate of compensation Increase (otherwise)	3.50%	3.50%

Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2023	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2022	December 31, 2021
Equity Securities	60%	50-70%	66%	65%
Debt Securities	30%	20-50%	32%	34%
Other	10%	3-15%	2%	1%

Total			100%	100%

Equity securities include United common stock in the amounts of $4,285,000 (4%) at December 31, 2022 and $3,839,000 (3%) at December 31, 2021
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
At December 31, 2022, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(Dollars in thousands)
2023	$6,671
2024	6,727
2025	7,206
2026	7,650
2027	8,104
2028 through 2032	45,637
United made a discretionary contribution of $20,000,000 during the third quarter of 2020. United did not contribute to the plan in 2022 or in 2021 as no contributions were required by funding regulations or law. For 2023, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2023, the amount of which cannot be reasonably estimated at this time.
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

Mutual Funds:
Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1).
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2022 and 2021:

		Fair Value Measurements at December 31, 2022 Using
(In thousands) Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$3,384	$3,384	$0	$0

Fixed Income Debt Securities:
U.S. Government and agencies	3,882	3,882

Fixed Income Mutual Funds:
General	49,107	49,107	0	0

Equity Securities:
Common stock	28,765	28,765	0	0

Equity Mutual Funds:
Global equity	1,953	1,953	0	0
Domestic equity large cap	35,738	35,738	0	0
Domestic equity small cap	15,750	15,750	0	0
Alternative equity	8,277	8,277
International emerging equity	4,925	4,925	0	0
International equity developed	13,539	13,539	0	0

Total	$165,320	$165,320	$0	$0

		Fair Value Measurements at December 31, 2021 Using
(In thousands) Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$1,641	$1,641	$0	$0
Fixed Income Mutual Funds:
General	72,075	72,075	0	0
Equity Securities:

Common stock	34,198	34,198	0	0
Equity Mutual Funds:
Global equity	5,407	5,407	0	0
Domestic equity large cap	47,387	47,387	0	0
Domestic equity small cap	30,176	30,176	0	0
International emerging equity	5,435	5,435	0	0
International equity developed	13,885	13,885	0	0

Total	$210,204	$210,204	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock, subject to certain imposed limitations. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $8,242,000, $7,984,000, and $6,531,000 in 2022, 2021 and 2020, respectively.

The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2022 and 2021, the combined plan assets included 1,662,179 and 1,578,389 shares, respectively, of United common stock with an approximate fair value of $67,302,000 and $57,264,000, respectively. Dividends paid on United common stock held by the plans approximated $2,340,000, $2,060,000, and $1,776,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
During the year of 2022, a total of 156,988 shares of restricted stock and 147,511 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified
stock options were granted under the 2020 LTI Plan during the year of 2022. Compensation expense of $9,881,000, $8,018,000, and $5,980,000 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the years 2022, 2021 and 2020, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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

A summary of activity under the United’s stock option plans as of December 31, 2022, and the changes during the year of 2022 are presented below:

	Year ended December 31, 2022
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2022	2,149,117			$32.01
Exercised	(484,682)			25.16
Forfeited or expired	(163,223)			27.88

Outstanding at December 31, 2022	1,501,212	$9,911	4.5	$34.64

Exercisable at December 31, 2022	1,330,320	$8,890	4.2	$34.66

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	395,034	$ 7.33
Vested	(215,926)	8.11
Forfeited or expired	(8,216)	11.06

Nonvested at December 31, 2022	170,892	$ 6.16

As of December 31, 2022, the total unrecognized compensation cost related to nonvested option awards was $410,000 with a weighted-average expense recognition period of 0.5 years. The total fair value of awards vested during the year ended December 31, 2022, was $1,751,000.
Cash received from options exercised under the Plans for the years ended December 31, 2022, 2021 and 2020 was $10,295,000, $5,206,000, and $1,241,000, respectively. During 2022 and 2021, 484,682 and 232,777 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2022 and 2021 were issued from authorized and unissued stock. No options were granted in 2022. The weighted-average grant-date fair value of options granted in the year of 2021 and 2020 was $5.83 and $5.65, respectively. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2022, 2021, and 2020 was $6,325,000, $2,337,000, and $1,917,000, respectively.
ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $1,040,000, $303,000, and $351,000 from excess tax benefits related to share-based compensation arrangements for the year of 2022, 2021 and 2020, respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2022, the total unrecognized compensation cost related to nonvested restricted stock awards was $7,566,000 with a weighted-average expense recognition period of 0.8 years.

The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	383,971	$ 35.21
Granted	156,988	36.23
Vested	(158,668)	35.67
Forfeited	(9,071)	35.98

Outstanding at December 31, 2022	373,220	$ 35.43

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
The following table summarizes the status of United’s nonvested RSUs during the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2022	136,896	$ 35.65
Granted	147,511	35.46
Vested	(18,248)	37.05

Nonvested at December 31, 2022	266,159	$ 35.45

As of December 31, 2022, the total unrecognized compensation cost related to nonvested restricted stock units was $5,259,000 with a weighted-average expense recognition period of 0.9 years.
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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,250,155,000 and $7,419,342,000 of loan commitments outstanding as of December 31, 2022 and December 31, 2021, respectively, approximately 34% of which contractually expire within one year. Excluded in the December 31, 2022 and December 31, 2021 amounts above are commitments to extend credit of $719,841,000 and $571,792,000, respectively, related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2022 and December 31, 2021, United had $16,389,000 and $14,774,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $147,511,000 and $164,743,000 as of December 31, 2022 and December 31, 2021, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment has a reserve of $1,081,000 and $1,150,000 as of December 31, 2022 and 2021, respectively.
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
At September 30, 2022, United accrued a $5,000,000 estimated liability related to a litigation matter with a former commercial customer. This accrual was based upon available information at that time and was subject to adjustment to reflect any subsequent developments. During the fourth quarter of 2022, the litigation was settled resulting in a reduction of $3,905,000 in the estimated liability related to this matter.
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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of December 31, 2022, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $22,043,000 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following December 31, 2022 related to the cash flow hedges. As of December 31, 2022, the maximum length of time over which forecasted transactions are hedged is eight years.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000,000 for asset derivatives as of December 31, 2022. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2022 and December 31, 2021.

	Asset Derivatives
	December 31, 2022			December 31, 2021
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$55,073	$4,038	Other assets	$0	$0

Total Fair Value Hedges		$55,073	$4,038		$0	$0
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$555,073	$4,038		$500,000	$0

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$15,475	$220	Other assets	$33,349	$430
TBA mortgage-backed securities	Other assets	22,649	146	Other assets	133,747	127
Interest rate lock commitments	Other assets	73,412	1,146	Other assets	467,472	10,380

Total derivatives not designated as hedging instruments		$111,536	$1,512		$634,568	$10,937

Total asset derivatives		$666,609	$5,550		$1,134,568	$10,937

	Liability Derivatives
	December 31, 2022			December 31, 2021
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other liabilities	$0	$0	Other liabilities	$72,447	$3,197

Total Fair Value Hedges		$0	$0		$72,447	$3,197

Total derivatives designated as hedging instruments		$0	$0		$72,447	$3,197

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$0	$0	Other liabilities	$15,005	$36
TBA mortgage-backed securities	Other liabilities	63,000	213	Other liabilities	550,000	470
Interest rate lock commitments	Other liabilities	48,949	348	Other liabilities	24,743	25

Total derivatives not designated as hedging instruments		$111,949	$561		$589,748	$531

Total liability derivatives		$111,949	$561		$662,195	$3,728

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2022 and December 31, 2021.

		December 31, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$55,770	$(3,069)	$0

		December 31, 2021
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$73,232	$3,795	$0
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

The effect of United’s d
erivat
ive financial instruments on its Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2022	December 31, 2021	December 31, 2020
Derivatives in hedging relationships Cash Flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$5,782	$(1,354)	$(578)
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(177)	$(1,744)	$(1,414)

Total derivatives in hedging relationships		$5,605	$(3,098)	$(1,992)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(174)	(1,187)	(725)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	276	5,932	(3,825)
Interest rate lock commitments	Income from Mortgage Banking Activities	(8,373)	(22,219)	21,299

Total derivatives not designated as hedging instruments		$(8,271)	$(17,474)	$16,749

Total derivatives		$(2,666)	$(20,572)	$14,757

For the years ended December 31, 2022, 2021 and 2020, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
NOTE T—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2022	2021	2020
Net Income	$379,627	$367,738	$289,023
Available for sale (“AFS”) securities:
Change in net unrealized gains (losses) on AFS securities arising during the period	(481,007)	(72,257)	77,142
Related income tax effect	112,075	16,836	(17,974)
Net reclassification adjustment for (gains) losses included in net income	(2)	(1,552)	(2,502)
Related income tax effect	0	362	583

	(368,934)	(56,611)	57,249

Net effect of AFS securities on other comprehensive income	(368,934)	(56,611)	57,249
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	53,572	15,597	3,800
Related income tax effect	(12,482)	(3,634)	(885)
Net reclassification adjustment for (gains) losses included in net income	(5,782)	1,354	578
Related income tax effect	1,347	(316)	(135)

Net effect of cash flow hedge derivatives on other comprehensive income	36,655	13,001	3,358

	For the Years Ended December 31
(In thousands)	2022	2021	2020
Defined benefit pension plan:
Net actuarial loss during the period	2,195	14,286	(10,583)
Related income tax expense	(512)	(483)	3,263
Amortization of net actuarial loss recognized in net income	3,645	6,770	6,050
Related income tax effect	(893)	(4,221)	(2,098)

Net effect of change in defined benefit pension plan on other comprehensive income	4,435	16,352	(3,368)

Total change in other comprehensive income, net of tax	(327,844)	(27,258)	57,239

Total Comprehensive Income	$51,783	$340,480	$346,262

The components of accumulated other comprehensive income for the year ended December 31, 2022 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Year Ended December 31, 2022
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2022	$8,594	$16,359	$(29,841)	$(4,888)
Other comprehensive (loss) income before reclassification	(368,932)	41,090	0	(327,842)
Amounts reclassified from accumulated other comprehensive income	(2)	(4,435)	4,435	(2)

Net current-period other comprehensive (loss) income, net of tax	(368,934)	36,655	4,435	(327,844)

Balance at December 31, 2022	$(360,340)	$53,014	$(25,406)	$(332,732)

(a) All amounts are
net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2022
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$(2)	Net investment securities gains

	(2)	Total before tax
Related income tax effect	0	Tax expense

	(2)	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(5,782)	Interest expense

	(5,782)	Total before tax
Related income tax effect	1,347	Tax expense

	(4,435)	Net of tax

Pension plan:
Recognized net actuarial loss	2,195 (a)
Amortization of net actuarial loss	3,645 (b)

	5,840	Total before tax
Related income tax effect	(1,405)	Tax expense

	4,435	Net of tax

Total reclassifications for the period	$(2)

(a) This AOCI component is included in the computation of changes in plan assets (see Note P, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note P, Employee Benefit Plans)

NOTE U—UNITED BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2022	2021
Assets
Cash and due from banks	$253,411	$262,067
Securities available for sale	6,184	5,758
Securities held to maturity	20	20
Equity securities	2,490	6,593
Other investment securities	19,179	13,055
Investment in subsidiaries:
Bank subsidiaries	4,575,098	4,784,480
Nonbank subsidiaries	43,349	33,449
Goodwill	(16,715)	(16,715)
Other assets	24,993	19,471

Total Assets	$4,908,009	$5,108,158

Liabilities and Shareholders’ Equity
Subordinated notes	$9,892	$9,872
Junior subordinated debentures of subsidiary trusts	276,989	275,323
Accrued expenses and other liabilities	104,935	104,335
Shareholders’ equity (including other accumulated comprehensive loss of $332,732 at December 31, 2022 and other accumulated comprehensive loss of $4,888 at December 31, 2021)	4,516,193	4,718,628

Total Liabilities and Shareholders’ Equity	$4,908,009	$5,108,158

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2022	2021	2020
Income
Dividends from banking subsidiaries	$272,500	$287,500	$232,000
Net interest income	446	335	202
Management fees:
Bank subsidiaries	35,931	39,678	30,464
Nonbank subsidiaries	27	27	27
Other income	3,053	3,418	556

Total Income	311,957	330,958	263,249

Expenses
Operating expenses	50,242	47,273	53,880

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	261,715	283,685	209,369
Applicable income tax benefit	(2,196)	(779)	(4,196)

Income Before Equity in Undistributed Net
Income of Subsidiaries	263,911	284,464	213,565
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	117,594	83,507	75,054
Nonbank subsidiaries	(1,878)	(233)	404

Net Income	$379,627	$367,738	$289,023

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2022	2021	2020
Operating Activities
Net income	$379,627	$367,738	$289,023
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(115,716)	(83,274)	(75,458)
Amortization of net periodic pension costs	220	203	315
Stock-based compensation	9,881	8,018	5,980
Excess tax benefits from stock-based compensation arrangements	1,040	303	351
Net change in other assets and liabilities	(6,118)	2,519	(7)

Net Cash Provided by Operating Activities	268,934	295,507	220,204

Investing Activities
Net (purchases) proceeds from sales of debt securities	(426)	1,449	380
Net proceeds from sales (purchases) of equity securities	4,186	(1,016)	(54)
Net cash received (paid) in acquisition of subsidiary	0	1,072	(47)
Increase in investment in subsidiaries	(13,000)	(3,500)	(5,573)
Change in other investment securities	(6,144)	(2,310)	(672)

Net Cash Used in Investing Activities	(15,384)	(4,305)	(5,966)

Financing Activities
Cash dividends paid	(193,041)	(181,277)	(162,713)
Acquisition of treasury stock	(79,460)	(11,211)	(21,317)
Distribution of treasury stock from deferred compensation plan	0	0	1
Proceeds from exercise of stock options	10,295	5,206	1,241

Net Cash Used in Financing Activities	(262,206)	(187,282)	(182,788)

(Decrease) Increase in Cash and Cash Equivalents	(8,656)	103,920	31,450
Cash and Cash Equivalents at Beginning of Year	262,067	158,147	126,697

Cash and Cash Equivalents at End of Year	$253,411	$262,067	$158,147

NOTE V—REGULATORY MATTERS
United Bank maintains average reserve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained for the year ended December 31, 2022 and 2021 were approximately $1,577,485,000 and $3,119,391,000, respectively. No reserve balance for the year ended December 31, 2022 and 2021 was required.
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
During 2023, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $201,101,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $395,066,000 at December 31, 2022, and must be secured by qualifying collateral.
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

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2022, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2022, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2022:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,494,723	14.4%	$1,945,020	≥	8.0%	$2,431,275	≥	10.0%
United Bank	3,236,554	13.4%	1,939,250	≥	8.0%	2,424,062	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$2,990,026	12.3%	$1,458,765	≥	6.0%	$1,945,020	≥	8.0%
United Bank	3,029,857	12.5%	1,454,437	≥	6.0%	1,939,250	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,990,026	12.3%	$1,094,074	≥	4.5%	$1,580,329	≥	6.5%
United Bank	3,029,857	12.5%	1,090,828	≥	4.5%	1,575,640	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$2,990,026	10.8%	$1,108,785	≥	4.0%	$1,385,981	≥	5.0%
United Bank	3,029,857	11.0%	1,106,184	≥	4.0%	1,382,730	≥	5.0%
As of December 31, 2021:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,317,133	15.4%	$1,719,342	≥	8.0%	$2,149,177	≥	10.0%
United Bank	3,066,779	14.3%	1,715,234	≥	8.0%	2,144,042	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$2,877,791	13.4%	$1,289,506	≥	6.0%	$1,719,342	≥	8.0%
United Bank	2,925,437	13.6%	1,286,425	≥	6.0%	1,715,234	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,877,791	13.4%	$967,130	≥	4.5%	$1,396,965	≥	6.5%
United Bank	2,925,437	13.6%	964,819	≥	4.5%	1,393,627	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$2,877,791	11.0%	$1,050,891	≥	4.0%	$1,313,614	≥	5.0%
United Bank	2,925,437	11.2%	1,049,526	≥	4.0%	1,311,907	≥	5.0%
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
For George Mason and Crescent, the maximum net worth requirement of HUD at December 31, 2022 was $2,500,000. George Mason’s net worth and Crescent’s net worth were $154,700,000 and $101,116,000 at December 31, 2022, which both exceeded the HUD requirements.

NOTE W—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2022, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at December 31, 2022. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.72% with a weighted average increase of 0.39%.
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

The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries may enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and accordingly, are marked to fair value through earnings. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2022, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.72% with a weighted average increase of 0.39%.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2022 Using
(In thousands) Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$0	$529,492	$0
State and political subdivisions	709,530	0	709,530	0
Residential mortgage-backed securities
Agency	1,174,944	0	1,174,944	0
Non-agency	111,973	0	111,973	0
Commercial mortgage-backed securities
Agency	562,553	0	562,553	0
Asset-backed securities	911,611	0	911,611	0
Single issue trust preferred securities	16,284	0	16,284	0
Other corporate securities	525,538	5,367	520,171	0

Total available for sale securities	4,541,925	5,367	4,536,558	0
Equity securities:
Financial services industry	270	270	0	0
Equity mutual funds (1)	2,221	2,221	0	0
Fixed income mutual funds	5,138	5,138	0	0

Total equity securities	7,629	7,629	0	0
Loans held for sale	56,879	0	12,008	44,871
Derivative financial assets:

		Fair Value at December 31, 2022 Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	4,038	0	4,038	0
Forward sales commitments	220	0	214	6
TBA mortgage-backed securities	146	0	120	26
Interest rate lock commitments	1,146	0	302	844

Total derivative financial assets	5,550	0	4,674	876
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	213	0	0	213
Interest rate lock commitments	348	0	0	348

Total derivative financial liabilities	561	0	0	561

		Fair Value at December 31, 2021 Using
(In thousands) Description	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$81,850	$0	$81,850	$0
State and political subdivisions	847,298	0	847,298	0
Residential mortgage-backed securities
Agency	1,113,774	0	1,113,774	0
Non-agency	74,545	0	74,545	0
Commercial mortgage-backed securities
Agency	639,925	0	639,925	0
Asset-backed securities	656,572	0	656,572	0
Single issue trust preferred securities	16,811	0	16,811	0
Other corporate securities	611,924	5,758	606,166	0

Total available for sale securities	4,042,699	5,758	4,036,941	0
Equity securities:
Financial services industry	187	187	0	0
Equity mutual funds (1)	6,406	6,406	0	0
Fixed income mutual funds	5,811	5,811	0	0

Total equity securities	12,404	12,404	0	0
Loans held for sale	504,416	0	40,307	464,109
Derivative financial assets:
Forward sales commitments	430	0	430	0
TBA mortgage-backed securities	127	0	66	61
Interest rate lock commitments	10,380	0	936	9,444

Total derivative financial assets	10,937	0	1,432	9,505
Liabilities
Derivative financial liabilities:
Interest rate swap contracts	3,197	0	3,197	0
Forward sales commitments	36	0	0	36
TBA mortgage-backed securities	470	0	0	470
Interest rate lock commitments	25	0	0	25

Total derivative financial liabilities	3,728	0	3,197	531

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2022 and 2021.
The following tables present additional information about financial assets and liabilities measured at fair value at December 31, 2022 and 2021 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$464,109	$654,733
Originations	2,360,908	4,984,363
Sales	(2,673,795)	(5,313,758)
Transfers to portfolio loans	(154,699)	0
Total gains during the period recognized in earnings	48,348	138,771

Balance, end of period	$44,871	$464,109

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(9,852)	$10,506

	Derivative Financial Assets TBA Securities
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$61	$0
Transfers other	(35)	61

Balance, end of period	$26	$61

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$26	$61

	Derivative Financial Assets Interest Rate Lock Commitments
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$9,444	$32,011
Transfers other	(8,600)	(22,567)

Balance, end of period	$844	$9,444

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$844	$9,444

	Derivative Financial Liabilities Forward Sales Commitments
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$36	$0
Transfers other	(36)	36

Balance, end of period	$0	$36

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$36

	Derivative Financial Liabilities TBA Securities
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$470	$0
Transfers other	(257)	470

Balance, end of period	$213	$470

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$213	$470

	Derivative Financial Liabilities Interest Rate Lock Commitments
(In thousands)	December 31, 2022	December 31, 2021
Balance, beginning of period	$25	$0
Transfers other	323	25

Balance, end of period	$348	$25

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$348	$25
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2022	Year Ended December 31, 2021
Income from mortgage banking activities	$ (10,367)	$ (15,267)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2022			December 31, 2021
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$56,170	$56,879	$709	$493,340	$504,416	$11,076
No loans held for sale were past due or on nonaccrual status as of December 31, 2022 and 2021.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2022. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility surrounding
COVID-19
and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Community Bankers Trust in the fourth quarter of 2021, no other fair value measurement of intangible assets was made during the year of 2022 and 2021.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at December 31, 2022 and 2021, refer to Note J of these Notes to Consolidated Financial Statements.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

(In thousands) Description		Fair value at December 31, 2022
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$6,125	$0	$1,801	$4,324	$327
OREO	2,052	0	2,013	39	(96)

(In thousands) Description		Fair value at December 31, 2021
	Balance as of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$65,431	$0	$46,830	$18,601	$(601)
OREO	14,823	0	3,209	11,614	(4,020)
Mortgage servicing rights	27,355	0	0	27,355	(629)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$1,176,652	$1,176,652	$0	$1,176,652	$0
Securities available for sale	4,541,925	4,541,925	5,367	4,536,558	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,629	7,629	7,629	0	0
Other securities	322,048	305,946	0	0	305,946
Loans held for sale	56,879	56,879	0	12,008	44,871
Net loans	20,323,420	19,030,221	0	0	19,030,221
Derivative financial assets,	5,550	5,550	0	4,674	876
Mortgage servicing rights	21,022	41,880	0	0	41,880
Deposits	22,303,186	22,249,061	0	22,249,061	0
Short-term borrowings	160,698	160,698	0	160,698	0
Long-term borrowings	2,197,656	2,161,108	0	2,161,108	0
Derivative financial liabilities	561	561	0	0	561

December 31, 2021
Cash and cash equivalents	$3,758,170	$3,758,170	$0	$3,758,170	$0
Securities available for sale	4,042,699	4,042,699	5,758	4,036,941	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	12,404	12,404	12,404	0	0
Other securities	239,645	227,663	0	0	227,663
Loans held for sale	504,416	504,416	0	40,307	464,109
Net loans	17,807,632	17,119,202	0	0	17,119,202
Derivative financial assets	10,937	10,937	0	1,432	9,505
Mortgage servicing rights	23,144	27,355	0	0	27,355
Deposits	23,350,263	23,334,431	0	23,334,431	0
Short-term borrowings	128,844	128,844	0	128,844	0
Long-term borrowings	817,394	773,291	0	773,291	0
Derivative financial liabilities	3,728	3,728	0	3,197	531

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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At December 31, 2022 and 2021, United’s investment (maximum exposure to loss) in these trusts were $11,277,000 and $11,032,000, respectively.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At December 31, 2022 and 2021, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $75,021,000 and $62,235,000, respectively, while related unfunded commitments were $77,143,000 and $69,894,000, respectively. As of December 31, 2022, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
NOTE Y—SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent. Crescent may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase or sell rights to service loans from or to third parties. These rights are known as mortgage servicing rights provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.

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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2022, 2021 and 2020 is as follows:

	At and For the Year Ended December 31, 2022
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$890,575	$10,599	$(13,274)	$8,531	$896,431
Provision for credit losses	18,822	0	0	0	18,822
Other income	99,133	69,307	3,294	(18,473)	153,261
Other expense	472,813	88,983	3,233	(9,942)	555,087
Income taxes	100,758	(1,858)	(2,744)	0	96,156

Net income (loss)	$397,315	$(7,219)	$(10,469)	$0	$379,627

Total assets (liabilities)	$29,106,176	$428,727	$58,971	$(104,494)	$29,489,380
Average assets (liabilities)	28,726,395	442,184	34,876	(129,607)	29,073,848

	At and For the Year Ended December 31, 2021
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$731,305	$10,497	$(8,378)	$9,310	$742,734
Provision for credit losses	(23,970)	0	0	0	(23,970)
Other income	100,010	183,216	3,769	(8,867)	278,128
Other expense	443,493	138,508	(465)	443	581,979
Income taxes	84,715	11,275	(875)	0	95,115

Net income (loss)	$327,077	$43,930	$(3,269)	$0	$367,738

Total assets (liabilities)	$29,022,170	$691,642	$39,182	$(424,092)	$29,328,902
Average assets (liabilities)	26,910,956	659,105	27,445	(341,411)	27,256,095

	At and For the Year Ended December 31, 2020
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$677,907	$8,853	$(9,658)	$12,671	$689,773
Provision for credit losses	106,562	0	0	0	106,562
Other income	90,121	276,185	730	(12,261)	354,775
Other expense	423,963	140,628	13,245	410	578,246
Income taxes	47,162	27,698	(4,143)	0	70,717

Net income (loss)	$190,341	$116,712	$(18,030)	$0	$289,023

Total assets (liabilities)	$25,892,396	$870,151	$31,623	$(609,923)	$26,184,247
Average assets (liabilities)	23,927,889	651,778	7,283	(449,880)	24,137,070
NOTE Z—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2022 and 2021 is summarized below:

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2022
Interest income	$202,795	$227,771	$263,683	$307,741
Interest expense	11,293	12,868	23,061	58,337
Net interest income	191,502	214,903	240,622	249,404
Provision for credit losses	(3,410)	(1,807)	7,671	16,368

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Mortgage banking income	19,203	12,445	6,422	4,620
Securities gains (losses), net	(251)	1,182	(206)	51
Other noninterest income	27,073	29,981	26,533	26,208
Noninterest expense	139,175	141,174	137,196	137,542
Income taxes	20,098	23,531	25,919	26,608
Net income (1)	81,664	95,613	102,585	99,765

Per share data:
Average shares outstanding (000s):
Basic	136,058	134,623	134,182	134,268
Diluted	136,435	134,864	134,554	134,799
Net income per share:
Basic	$0.60	$0.71	$0.76	$0.74
Diluted	$0.60	$0.71	$0.76	$0.74
Dividends per share	$0.36	$0.36	$0.36	$0.36

2021
Interest income	$205,657	$200,186	$194,080	$195,194
Interest expense	14,697	13,669	12,501	11,516
Net interest income	190,960	186,517	181,579	183,678
Provision for credit losses	143	(8,879)	(7,829)	(7,405)
Mortgage banking income	65,395	36,943	42,012	27,342
Securities losses, net	2,609	24	82	(39)
Other noninterest income	24,576	25,897	26,537	26,750
Noninterest expense	148,934	138,969	142,283	151,793
Income taxes	27,565	24,455	23,604	19,491
Net income (1)	106,898	94,836	92,152	73,852

Per share data:
Average shares outstanding (000s):
Basic	128,636	128,751	128,763	130,940
Diluted	128,891	129,034	128,960	131,296
Net income per share:
Basic	$0.83	$0.73	$0.71	$0.56
Diluted	$0.83	$0.73	$0.71	$0.56
Dividends per share	$0.35	$0.35	$0.35	$0.36
(1) For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

United Bankshares, Inc. (the “Company”) maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

Item 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2023 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2022 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2023 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2023 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Index to Exhibits on page 145 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 149.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

10.2	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.4	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.5	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.6 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

Exhibit No.	Description

10.6	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.7	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.8	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.3 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.9	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.10	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.11	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated January 31, 2014 and filed February 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.12	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.13	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.14	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.15	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.16	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.17	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.18	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

10.19	United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., File No. 002-86947)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.

(Registrant)

/s/ Richard M. Adams, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard M. Adams, Jr.	Chief Executive Officer Director	March 1, 2023

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	March 1, 2023

/s/ Richard M. Adams	Executive Chairman Director	March 1, 2023

/s/ J. Paul McNamara	Director	March 1, 2023

/s/ Jerold L. Rexroad	Director	March 1, 2023

/s/ Charles L. Capito, Jr.	Director	March 1, 2023

/s/ Michael P. Fitzgerald	Director	March 1, 2023

/s/ Peter A. Converse	Director	March 1, 2023

/s/ Gary G. White	Director	March 1, 2023

/s/ Mary K. Weddle	Director	March 1, 2023

/s/ Diana Lewis Jackson	Director	March 1, 2023

/s/ Mark R. Nesselroad	Director	March 1, 2023

/s/ P. Clinton Winter	Director	March 1, 2023

/s/ Lacy I. Rice, III	Director	March 1, 2023

/s/ Albert H. Small, Jr.	Director	March 1, 2023