Form 10-Q
period 2023-03-31
UNITED BANKSHARES INC/WV
filed 2023-05-10
CIK 729986

FORM
10-Q
UNITED
STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
, 2023
, the registrant had
134,933,767
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2023 and December 31, 2022, consolidated balance sheets of
United
Bankshares, Inc. and
Subsidiaries
(“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2023 and 2022, the related condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS (Unaudited)
UNITED BANKSHARES, INC. AND
SUBSIDIARIES

(Dollars in thousands, except par value)	March 31	December 31
	2023	2022
Assets
Cash and due from banks	$310,013	$294,155
Interest-bearing deposits with other banks	1,607,567	881,418
Federal funds sold	1,113	1,079

Total cash and cash equivalents	1,918,693	1,176,652
Securities available for sale at estimated fair value (amortized cost-$4,830,343 at March 31, 2023 and $5,011,729 at December 31, 2022, allowance for credit losses of $0 at March 31, 2023 and December 31, 2022)	4,419,413	4,541,925
Securities held to maturity, net of allowance for credit losses of $18 at March 31, 2023 and December 31, 2022 (estimated fair value-$1,020 at March 31, 2023 and December 31, 2022)	1,002	1,002
Equity securities at estimated fair value	7,792	7,629
Other investment securities	349,380	322,048
Loans held for sale measured using fair value option	68,176	56,879
Loans and leases	20,630,898	20,580,163
Less: Unearned income	(18,739)	(21,997)

Loans and leases, net of unearned income	20,612,159	20,558,166
Less: Allowance for loan and lease losses	(240,491)	(234,746)

Net loans and leases	20,371,668	20,323,420
Bank premises and equipment	195,571	199,161
Operating lease right-of-use assets	76,884	71,144
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	19,987	21,022
Bank-owned life insurance (“BOLI”)	482,098	480,184
Accrued interest receivable	98,727	94,890
Other assets	283,961	304,535

TOTAL ASSETS	$30,182,241	$29,489,380

Liabilities
Deposits:
Noninterest-bearing	$6,707,660	$7,199,678
Interest-bearing	15,576,926	15,103,488

Total deposits	22,284,586	22,303,166
Borrowings:
Securities sold under agreements to repurchase	170,094	160,698
Federal Home Loan Bank (“FHLB”) borrowings	2,510,703	1,910,775
Other long-term borrowings	277,400	286,881
Reserve for lending-related commitments	48,789	46,189
Operating lease liabilities	81,394	75,749
Accrued expenses and other liabilities	202,738	189,729

TOTAL LIABILITIES	25,575,704	24,973,187
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,238,046 and 142,011,560 at March 31, 2023 and December 31, 2022, respectively, including 7,301,495 and 7,266,438 shares in treasury at March 31, 2023 and December 31, 2022, respectively	355,595	355,029
Surplus	3,171,895	3,168,874
Retained earnings	1,625,013	1,575,426
Accumulated other comprehensive loss	(294,130)	(332,732)
Treasury stock, at cost	(251,836)	(250,404)

TOTAL SHAREHOLDERS’ EQUITY	4,606,537	4,516,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,182,241	$29,489,380

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND
SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2023	2022
Interest income
Interest and fees on loans	$279,896	$180,837
Interest on federal funds sold and other short-term investments	10,983	2,329
Interest and dividends on securities:
Taxable	36,259	17,505
Tax-exempt	2,165	2,124

Total interest income	329,303	202,795

Interest expense
Interest on deposits	68,592	8,561
Interest on short-term borrowings	1,157	181
Interest on long-term borrowings	25,234	2,551

Total interest expense	94,983	11,293

Net interest income	234,320	191,502
Provision for credit losses	6,890	(3,410)

Net interest income after provision for credit losses	227,430	194,912
Other income
Fees from trust services	4,780	4,127
Fees from brokerage services	4,200	4,552
Fees from deposit services	9,362	10,148
Bankcard fees and merchant discounts	1,707	1,379
Other service charges, commissions, and fees	1,138	759
Income from bank-owned life insurance	1,891	2,194
Income from mortgage banking activities	6,384	19,203
Mortgage loan servicing income	2,276	2,387
Net investment securities losses	(405)	(251)
Other income	1,411	1,527

Total other income	32,744	46,025

Other expense
Employee compensation	55,414	62,621
Employee benefits	13,435	12,851
Net occupancy expense	11,833	11,187
Other real estate owned (“OREO”) expense	667	182
Net gains on the sales of OREO properties	(43)	(33)
Equipment expense	6,996	7,335
Data processing expense	7,473	7,371
Mortgage loan servicing expense and impairment	1,884	1,643
Bankcard processing expense	522	424
FDIC insurance expense	4,587	2,673
Other expense	34,651	32,921

Total other expense	137,419	139,175

Income before income taxes	122,755	101,762
Income taxes	24,448	20,098

Net income	$98,307	$81,664

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2023	2022
Earnings per common share:
Basic	$0.73	$0.60

Diluted	$0.73	$0.60

Average outstanding shares:
Basic	134,411,166	136,058,328
Diluted	134,840,328	136,435,229
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND
SUBSIDIARIES

(Dollars in thousands)	Three Months Ended
	March 31
	2023	2022
Net income	$98,307	$81,664
Change in net unrealized gain (loss) on available for sale (“AFS”) securities, net of tax	45,157	(155,113)
Change in net unrealized (loss) gain on cash flow hedge, net of tax	(7,157)	17,668
Change in defined benefit pension plan, net of tax	602	641

Comprehensive income (loss), net of tax	$136,909	$(55,140)

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND
SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2023
					Accumulated Other Comprehensive
	Common Stock						Total Shareholders’
		Par		Retained		Treasury
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2023	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	98,307	0	0	98,307
Other comprehensive income, net of tax	0	0	0	0	38,602	0	38,602

Total comprehensive income, net of tax							136,909
Stock based compensation expense	0	0	2,713	0	0	0	2,713
Stock grant forfeiture (1,506 shares)	0	0	58	0	0	(58)	0
Purchase of treasury stock (33,551 shares)	0	0	0	0	0	(1,374)	(1,374)
Cash dividends ($0.36 per share)	0	0	0	(48,720)	0	0	(48,720)
Net issuance of common stock under stock-based compensation plans (226,486 shares)	226,486	566	250	0	0	0	816

Balance at March 31, 2023	142,238,046	$355,595	$3,171,895	$1,625,013	$(294,130)	$(251,836)	$4,606,537

	Three Months Ended March 31, 2022
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Loss	Stock	Equity
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss, net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss, net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	$354,458	$3,156,101	$1,423,175	$(141,692)	$(196,902)	$4,595,140

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in
thousands
)

	Three Months Ended
	March 31
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$118,154	$283,607

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	1,689	150
Proceeds from maturities and calls of securities available for sale	184,059	151,477
Purchases of securities available for sale	(7,855)	(1,077,461)
Proceeds from sales of equity securities	98	149
Purchases of equity securities	(246)	(353)
Proceeds from sales and redemptions of other investment securities	21,547	1,295
Purchases of other investment securities	(52,217)	(11,591)
Redemption of bank-owned life insurance policies	0	778
Purchases of bank premises and equipment	(3,447)	(3,509)
Proceeds from sales of bank premises and equipment	2,465	557
Proceeds from the sales of OREO properties	279	1,325
Net change in loans and leases	(54,938)	(366,414)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	91,434	(1,303,597)

FINANCING ACTIVITIES
Cash dividends paid	(48,651)	(46,655)
Acquisition of treasury stock	(1,374)	(26,061)
Proceeds from exercise of stock options	1,559	5,027
Redemption of subordinated debt	(10,250)	0
Repayment of long-term Federal Home Loan Bank borrowings	(1,900,000)	0
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	2,500,000	0
Changes in:
Deposits	(18,227)	125,076
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	9,396	7,526

NET CASH PROVIDED BY FINANCING ACTIVITIES	532,453	64,913

Increase (Decrease) in cash and cash equivalents	742,041	(955,077)

Cash and cash equivalents at beginning of year	1,176,652	3,758,170

Cash and cash equivalents at end of period	$1,918,693	$2,803,093

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$2,919	$186
Transfers of loans to bank premises and equipment	0	4,541
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	0	(128)
Liabilities assumed	0	2,622
Goodwill	0	2,750
See notes to consolidated unaudited financial statements
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated interim financial statements of United
Bankshares
, Inc. and
Subsidiaries
(“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions for Form
10-Q
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2023 and 2022 and for the three-month periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2022 Annual Report on Form
10-K,
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
New Accounting Standards
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-02,
“Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU
2023-02
permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this ASU apply to all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or an investment in a low income housing tax credit (“LIHTC”) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic
323-740
has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). ASU
2023-02
will be effective for United on January 1, 2024 though early adoption is permitted. The amendments in this update must be applied on either a modified retrospective or a retrospective basis except for LIHTC investments not accounted for using the proportional amortization method. The adoption of
ASU 2023-02
is not expected to have a material impact on the Company’s financial condition or results of operations.
In December 2022, the FASB issued ASU
2022-06,
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU
2022-06
extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU
2020-04
to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. At the time ASU
2020-04
was issued, the United Kingdom’s Financial Conduct Authority (“FCA”) had established the intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022; 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023. Accordingly, ASU
2022-06
defers the expiration date of ASU 848 to December 31, 2024. United has implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, United took steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, United is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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
In March 2022, the FASB issued ASU
No. 2022-02,
“Troubled Debt Restructurings and Vintage Disclosures”. ASU
2022-02
updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC
310-40,
and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU
2022-02
also amends the guidance on “vintage disclosures” to require disclosure of gross write-offs by year of origination. ASU
No. 2022-02
was effective for public business entities that have adopted Topic 326 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment was permitted. ASU
No. 2022-02
was adopted by United prospectively for the period beginning January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations. However, ASU
No. 2022-02
did affect the Company’s disclosures. For additional information, see Notes to Consolidated Financial Statements, Note 4, “Credit Quality,” in this Form
10-Q.
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
In March 2020, the FASB issued ASU
No. 2020-04,
“Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides “optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.” ASU
No. 2020-04
was effective for public business entities on March 12, 2020 through December 31, 2022. United is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU
No. 2020-04
and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.
2. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$546,302	$7	$15,139	$0	$531,170
State and political subdivisions	812,022	84	90,132	0	721,974
Residential mortgage-backed securities
Agency	1,339,271	48	173,664	0	1,165,655
Non-agency	121,001	114	10,364	0	110,751
Commercial mortgage-backed securities
Agency	594,150	9	57,149	0	537,010
Asset-backed securities	922,890	0	25,763	0	897,127
Single issue trust preferred securities	17,352	0	1,514	0	15,838
Other corporate securities	477,355	0	37,467	0	439,888

Total	$4,830,343	$262	$411,192	$0	$4,419,413

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$548,407	$12	$18,927	$0	$529,492
State and political subdivisions	820,167	36	110,673	0	709,530
Residential mortgage-backed securities
Agency	1,369,471	4	194,531	0	1,174,944
Non-agency	121,336	66	9,429	0	111,973
Commercial mortgage-backed securities
Agency	627,768	8	65,223	0	562,553
Asset-backed securities	943,813	0	32,202	0	911,611
Single issue trust preferred securities	17,342	88	1,146	0	16,284
Other corporate securities	563,425	44	37,931	0	525,538

Total	$5,011,729	$258	$470,062	$0	$4,541,925

United excludes
accrued interest from the amortized cost basis of
available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $23,579 and $23,955 at March 31, 2023 and December 31, 2022, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2023 and December 31, 2022.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$180,725	$2,531	$343,241	$12,608	$523,966	$15,139
State and political subdivisions	69,465	1,481	623,467	88,651	692,932	90,132
Residential mortgage-backed securities
Agency	122,666	4,408	1,033,590	169,256	1,156,256	173,664
Non-agency	35,839	1,434	64,619	8,930	100,458	10,364
Commercial mortgage-backed securities
Agency	160,615	3,359	373,494	53,790	534,109	57,149
Asset-backed securities	145,986	2,368	751,141	23,395	897,127	25,763
Single issue trust preferred securities	3,054	36	12,784	1,478	15,838	1,514
Other corporate securities	92,339	5,552	334,813	31,915	427,152	37,467

Total	$810,689	$21,169	$3,537,149	$390,023	$4,347,838	$411,192

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$473,025	$13,628	$48,793	$5,299	$521,818	$18,927
State and political subdivisions	496,328	63,019	192,234	47,654	688,562	110,673
Residential mortgage-backed securities
Agency	623,587	70,744	550,135	123,787	1,173,722	194,531
Non-agency	58,839	2,083	42,901	7,346	101,740	9,429
Commercial mortgage-backed securities
Agency	396,380	27,469	163,226	37,754	559,606	65,223
Asset-backed securities	425,482	14,134	486,129	18,068	911,611	32,202
Single issue trust preferred securities	0	0	13,109	1,146	13,109	1,146
Other corporate securities	195,425	18,064	261,170	19,867	456,595	37,931

Total	$2,669,066	$209,141	$1,757,697	$260,921	$4,426,763	$470,062

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended March 31
	2023	2022
Proceeds from maturities, sales and calls	$185,748	$151,627
Gross realized gains	0	0
Gross realized losses	420	0
At March 31, 2023, gross unrealized losses on available for sale securities were $411,192 on 1,382 securities of a total portfolio of 1,462 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at March 31, 2023 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $812,022 at March 31, 2023. As of March 31, 2023, approximately 53% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2023. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2023.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $241,006 on mortgage-backed
securities at March 31, 2023. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,933,421 at March 31, 2023. Of the $1,933,421 amount, $594,150 was related to agency commercial mortgage-backed securities and $1,339,271 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March 31, 2023.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $121,001 at March 31, 2023. Of the $121,001, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at March 31, 2023.
Asset-backed securities
As of March 31, 2023, United’s asset-backed securities portfolio had a total amortized cost balance of $922,890. 100% of the portfolio was investment grade rated as of March 31, 2023. Approximately 25% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 75% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of March 31, 2023, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2023 consisted of $8,470 in investment grade bonds, $3,091 in split rated bonds, and $5,791 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2023, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of March 31, 2023, United’s other corporate securities portfolio had a total amortized cost balance of $477,355. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $477,355, 98% had at least one rating above investment grade, none were below investment grade rated, and 2% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at March 31, 2023.

The amortized cost and estimated fair value of securities available for sale at March 31, 2023 and December 31, 2022 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$593,961	$583,284	$384,921	$380,575
Due after one year through five years	556,379	528,037	856,743	817,881
Due after five years through ten years	960,695	852,251	981,983	858,819
Due after ten years	2,719,308	2,455,841	2,788,082	2,484,650

Total	$4,830,343	$4,419,413	$5,011,729	$4,541,925

Equity securities at fair value
Equity securities consist mainly of mutual funds of equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
The fair value of United’s equity securities was $7,792 at March 31, 2023 and $7,629 at December 31, 2022.

	Three Months Ended March 31
	2023	2022
Net gains recognized during the period on equity securities sold	$0	$0
Unrealized gains recognized during the period on equity securities still held at period end	82	19
Unrealized losses recognized during the period on equity securities still held at period end	(67)	(270)

Net gains (losses) recognized during the period	$15	$(251)

Other investment securities
During the first quarter of 2023, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2023 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $3,116,743 and $2,412,820 at March 31, 2023 and December 31, 2022, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2023	December 31, 2022
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,708,200	$1,724,927
Nonowner-occupied commercial real estate	6,535,589	6,286,974
Other commercial	3,510,937	3,612,568

Total commercial, financial & agricultural	11,754,726	11,624,469
Residential real estate	4,759,488	4,662,911
Construction & land development	2,808,253	2,926,971
Consumer:
Bankcard	8,731	9,273
Other consumer	1,299,700	1,356,539
Less: Unearned income	(18,739)	(21,997)

Total gross loans	$20,612,159	$20,558,166

The table above does not include loans held for sale of $68,176 and $56,879 at March 31, 2023 and December 31, 2022, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $24,409 and $24,901 at March 31, 2023 and December 31, 2022, respectively.
4. CREDIT QUALITY
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of March 31, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$2,169	$8,444	$10,613	$1,697,587	$1,708,200	$511
Nonowner-occupied	2,004	11,274	13,278	6,522,311	6,535,589	0
Other commercial	8,808	2,587	11,395	3,499,542	3,510,937	580
Residential real estate	29,509	14,250	43,759	4,715,729	4,759,488	6,991
Construction & land development	3,951	648	4,599	2,803,654	2,808,253	0
Consumer:
Bankcard	159	101	260	8,471	8,731	101
Other consumer	25,355	5,097	30,452	1,269,248	1,299,700	4,922

Total	$71,955	$42,401	$114,356	$20,516,542	$20,630,898	$13,105

1
7

Age Analysis of Past Due Loans and Leases As of December 31, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,643	$12,368	$18,011	$1,706,916	$1,724,927	$4,023
Nonowner-occupied	9,996	8,916	18,912	6,268,062	6,286,974	0
Other commercial	13,466	5,338	18,804	3,593,764	3,612,568	2,946
Residential real estate	25,315	17,735	43,050	4,619,861	4,662,911	7,342
Construction & land development	3,060	475	3,535	2,923,436	2,926,971	0
Consumer:
Bankcard	63	109	172	9,101	9,273	109
Other consumer	33,993	4,570	38,563	1,317,976	1,356,539	4,220

Total	$91,536	$49,511	$141,047	$20,439,116	$20,580,163	$18,640

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At March 31, 2023		At December 31, 2022
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$7,933	$7,417	$8,345	$8,345
Nonowner-occupied	11,274	8,457	8,916	8,916
Other Commercial	2,007	2,007	2,392	2,392
Residential Real Estate	7,259	6,484	10,393	8,564
Construction	648	648	475	475
Consumer:
Bankcard	0	0	0	0
Other consumer	175	175	350	350

Total	$29,296	$25,188	$30,871	$29,042

Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2023 and 2022.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023, the date United adopted ASU
2022-02,
through March 31, 2023, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Three Months Ended March 31, 2023
	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	0.00%
Nonowner-occupied	0	1,771	0.03%
Other commercial	0	0	0.00%
Residential real estate	95	0	0.00%
Construction & land development	0	0	0.00%
Consumer:
Bankcard	0	0	0.00%
Other consumer	0	0	0.00%

Total	$95	$1,771	0.01%

As of March 31, 2023, United did not have any commitments to lend additional funds on the loans above modified due to the debtors experiencing financial difficulty.
United’s estimate of future credit losses uses a lifetime methodology, derived from modeled loan performance based on the extensive historical experience of loans with similar risk characteristics, adjusted to reflect current conditions and reasonable and supportable forecasts. The historical loss experience used in United’s credit loss models includes the impact of loan modifications provided to borrowers experiencing financial difficulty, and also includes the impact of projected loss severities as a result of loan defaults.
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging analysis of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023 through March 31, 2023, presented by class of financing receivable:

Payment Status (Amortized Cost Basis) As of March 31, 2023
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$0	$0	$0
Nonowner-occupied	1,771	0	0
Other commercial	0	0	0
Residential real estate	0	95	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	$1,771	$95	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2023.

For the Three Months Ended March 31, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial real estate:
Owner-occupied	0.00%	0
Nonowner-occupied	1.50%	0
Other commercial	0.00%	0
Residential real estate	0.00%	2.5
Construction & land development	0.00%	0
Consumer:
Bankcard	0.00%	0
Other consumer	0.00%	0

Total	1.50%	2.5

No loan or lease modifications completed on or after January 1, 2023 through March 31, 2023 to borrowers experiencing financial difficulty had a payment default during the first three months ended March 31, 2023.
United elects the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2023 and December 31, 2022:

	Collateral Dependent Loans and Leases
	At March 31, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$41	$20	$0	$11,650	$9,299	$21,010
Nonowner-occupied	3,189	0	0	5,575	7,187	15,951
Other commercial	0	1,622	0	0	0	1,622
Residential real estate	8,508	0	0	0	112	8,620
Construction & land development	0	0	1,329	0	871	2,200
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$11,738	$1,642	$1,329	$17,225	$17,469	$49,403

	Collateral Dependent Loans and Leases
	At December 31, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$46	$22	$0	$15,718	$9,635	$25,421
Nonowner-occupied	3,245	0	0	2,784	7,619	13,649
Other commercial	0	5,444	0	0	140	5,584
Residential real estate	11,858	0	0	0	0	11,858
Construction & land development	14	0	1,312	0	738	2,063
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,163	$5,466	$1,312	$18,502	$18,132	$58,575

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loan	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$27,955	$345,281	$266,482	$287,830	$121,986	$569,009	$29,766	$340	$1,648,649
Special Mention	0	0	0	0	2,532	16,535	0	0	19,067
Substandard	0	143	297	512	482	38,653	0	134	40,221
Doubtful	0	0	0	0	0	263	0	0	263

Total	$27,955	$345,424	$266,779	$288,342	$125,000	$624,460	$29,766	$474	$1,708,200

Current-period charge-offs	0	0	0	0	0	(470)	0	0	(470)
Current-period recoveries	0	4	0	0	0	43	0	0	47

Current-period net recoveries	$0	$4	$0	$0	$0	$(427)	$0	$0	$(423)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior

Internal Risk Grade:
Pass	$339,765	$276,667	$284,091	$122,582	$112,126	$504,485	$32,465	$350	$1,672,531
Special Mention	0	0	0	496	1,158	5,358	920	0	7,932
Substandard	143	936	522	417	642	41,301	0	233	44,194
Doubtful	0	0	0	0	0	270	0	0	270

Total	$339,908	$277,603	$284,613	$123,495	$113,926	$551,414	$33,385	$583	$1,724,927

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	489	0	0	489

Current-period net recoveries	$0	$0	$0	$0	$0	$421	$0	$0	$421

Commercial Real Estate – Nonowner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior

Internal Risk Grade:
Pass	$93,376	$1,424,623	1,477,098	$742,621	$767,473	$1,610,898	$174,115	$128	$6,290,332
Special Mention	0	528	2,401	21,815	94,669	78,956	0	0	198,369
Substandard	0	0	0	662	1,047	45,179	0	0	46,888
Doubtful	0	0	0	0	0	0	0	0	0

Total	$93,376	$1,425,151	1,479,499	$765,098	$863,189	$1,735,033	$174,115	$128	$6,535,589

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	741	0	0	741

Current-period net recoveries	$0	$0	$0	$0	$0	$717	$0	$0	$717

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,415,465	$1,399,023	$739,474	$687,755	$341,367	$1,297,076	$183,779	$135	$6,064,074
Special Mention	557	2,401	6,852	84,781	980	23,137	0	0	118,708
Substandard	0	0	673	34,079	17,180	51,897	363	0	104,192
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,416,022	$1,401,424	$746,999	$806,615	$359,527	$1,372,110	$184,142	$135	$6,286,974

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	234	0	0	234

Current-period net recoveries	$0	$0	$0	$0	$0	$234	$0	$0	$234

Other commercial

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior

Internal Risk Grade:
Pass	$28,893	$741,025	$561,145	$378,245	$220,033	$431,242	$1,056,743	$40	$3,417,366
Special Mention	0	1,450	2,072	294	1,978	6,377	10,587	32	22,790
Substandard	0	14,083	61	28	940	12,013	43,578	78	70,781
Doubtful	0	0	0	0	0	0	0	0	0

Total	$28,893	$756,558	$563,278	$378,567	$222,951	$449,632	$1,110,908	$150	$3,510,937

Current-period charge-offs	0	0	(96)	0	(13)	(478)	(40)	0	(627)
Current-period recoveries	0	0	0	0	7	565	0	0	572

Current-period net (charge-offs) recoveries	$0	$0	$(96)	$0	$(6)	$87	$(40)	$0	$(55)

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior

Internal Risk Grade:
Pass	$749,919	$581,588	$398,682	$230,209	$75,577	$426,406	$1,033,459	$1,596	$3,497,436
Special Mention	14,244	3,652	331	2,115	936	2,799	35,997	38	60,112
Substandard	4,023	432	29	871	5,603	6,182	37,778	42	54,960
Doubtful	0	0	0	0	0	60	0	0	60

Total	$768,186	$585,672	$399,042	$233,195	$82,116	$435,447	$1,107,234	$1,676	$3,612,568

Current-period charge-offs	0	(364)	(202)	(211)	(2,490)	(1,041)	0	0	(4,308)
Current-period recoveries	0	0	84	17	705	4,561	0	0	5,367

Current-period net (charge-offs) recoveries	$0	$(364)	$(118)	$(194)	$(1,785)	$3,520	$0	$0	$1,059

Residential Real Estate

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior

Internal Risk Grade:
Pass	$197,071	$1,509,324	$853,956	$472,403	$283,822	$994,077	$422,662	$2,659	$4,735,974
Special Mention	0	0	0	0	0	4,221	1,813	0	6,034
Substandard	0	0	416	453	321	14,993	1,202	95	17,480
Doubtful	0	0	0	0	0	0	0	0	0

Total	$197,071	$1,509,324	$854,372	$472,856	$284,143	$1,013,291	$425,677	$2,754	$4,759,488

Current-period charge-offs	0	0	0	0	(40)	0	0	0	(40)
Current-period recoveries	0	0	0	0	181	0	0	0	181

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$141	$0	$0	$0	$141

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior

Internal Risk Grade:
Pass	$1,525,762	$847,177	$492,628	$291,334	$245,158	$791,366	$439,800	$2,683	$4,635,908
Special Mention	0	0	0	0	11	4,418	1,888	0	6,317
Substandard	0	1,448	68	445	866	17,001	858	0	20,686
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,525,762	$848,625	$492,696	$291,779	$246,035	$812,785	$442,546	$2,683	$4,662,911

Current-period charge-offs	0	(809)	0	0	(284)	(453)	0	0	(1,546)
Current-period recoveries	0	1	0	0	16	1,483	7	0	1,507

Current-period net (charge-offs) recoveries	$0	$(808)	$0	$0	$(268)	$1,030	$7	$0	$(39)

Construction and Land Development

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior

Internal Risk Grade:
Pass	$89,281	$936,572	$1,027,995	$284,306	$25,531	$131,391	$291,285	$0	$2,786,361
Special Mention	0	1,754	0	64	3,419	13,879	0	0	19,116
Substandard	0	143	190	0	54	2,389	0	0	2,776
Doubtful	0	0	0	0	0	0	0	0	0

Total	$89,281	$938,469	$1,028,185	$284,370	$29,004	$147,659	$291,285	$0	$2,808,253

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	32	0	0	32

Current-period net recoveries	$0	$0	$0	$0	$0	$18	$0	$0	$18

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$806,442	$1,109,601	$389,751	$133,711	$117,934	$109,320	$252,604	$0	$2,919,363
Special Mention	0	0	65	3,421	0	1,447	0	0	4,933
Substandard	0	219	0	13	0	2,443	0	0	2,675
Doubtful	0	0	0	0	0	0	0	0	0

Total	$806,442	$1,109,820	$389,816	$137,145	$117,934	$113,210	$252,604	$0	$2,926,971

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,414	0	0	1,414

Current-period net recoveries	$0	$0	$0	$0	$0	$1,412	$0	$0	$1,412

Bankcard

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$8,471	$0	$8,471
Substandard	0	0	0	0	0	0	159	0	159
Doubtful	0	0	0	0	0	0	101	0	101
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$8,731	$0	$8,731

Current-period charge-offs	0	0	0	0	0	0	(92)	0	(92)
Current-period recoveries	0	0	0	0	0	0	3	0	3

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(89)	$0	$(89)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,101	$0	$9,101
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	109	0	109
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,273	$0	$9,273

Current-period charge-offs	0	0	0	0	0	0	(355)	0	(355)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(346)	$0	$(346)

Other Consumer

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$79,760	$577,952	$291,713	$157,259	$109,857	$49,964	$2,743	$0	$1,269,248
Special Mention	0	9,494	8,913	3,944	1,869	1,112	22	0	25,354
Substandard	0	1,840	2,248	703	222	75	10	0	5,098
Doubtful	0	0	0	0	0	0	0	0	0

Total	$79,760	$589,286	$302,874	$161,906	$111,948	$51,151	$2,775	$0	$1,299,700

Current-period charge-offs	0	(480)	(684)	(342)	(117)	(46)	0	0	(1,669)
Current-period recoveries	0	62	43	9	26	75	0	0	215

Current-period net (charge-offs) recoveries	$0	$(418)	$(641)	$(333)	$(91)	$29	$0	$0	$(1,454)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$626,666	$319,719	$176,423	$128,176	$55,147	$9,202	$2,644	$0	$1,317,977
Special Mention	9,891	13,449	5,769	3,075	1,295	464	50	0	33,993
Substandard	1,144	2,214	927	167	89	28	0	0	4,569
Doubtful	0	0	0	0	0	0	0	0	0

Total	$637,701	$335,382	$183,119	$131,418	$56,531	$9,694	$2,694	$0	$1,356,539

Current-period charge-offs	(394)	(1,435)	(851)	(331)	(162)	(198)	0	0	(3,371)
Current-period recoveries	12	102	61	87	60	207	0	0	529

Current-period net (charge-offs) recoveries	$(382)	$(1,333)	$(790)	$(244)	$(102)	$9	$0	$0	$(2,842)

At March 31, 2023 and December 31, 2022, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $4,086 and $2,052, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2023 and December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,090 and $1,309, respectively.
5. ALLOWANCE FOR CREDIT LOSSES
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $72,922 and $70,332 at March 31, 2023 and December 31, 2022, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2023 and December 31, 2022:

	Accrued Interest Receivable
	At March 31, 2023	At December 31, 2022
Commercial Real Estate:
Owner-occupied	$4,584	$4,855
Nonowner-occupied	20,562	19,801
Other Commercial	12,994	10,904
Residential Real Estate	16,773	16,117
Construction	14,834	15,195
Consumer:
Bankcard	0	0
Other consumer	3,175	3,460

Total	$72,922	$70,332

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2023 and 2022:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended
	March 31
	2023	2022
Commercial Real Estate:
Owner-occupied	$0	$0
Nonowner-occupied	0	0
Other Commercial	13	1
Residential Real Estate	50	20
Construction	2	0
Consumer:
Bankcard	0	0
Other consumer	94	67

Total	$159	$88

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

2
6

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
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral but may also include other non-performing
loans, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans.
Expected credit losses are estimated over the contractual term of the loans and leases, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancelable by United.
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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $48,789 and $46,189 at March 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for credit losses at March 31, 2023 increased $8,345 or 2.97% from December 31, 2022.
The overall increase in the allowance was driven primarily by a change in qualitative factors and as well as an expected worsening of future economic performance within the reasonable and supportable forecast. This increase was offset slightly due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.
The first quarter of 2023 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, interest rates, the regulatory environment due to recent bank failures and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•
Reasonable and supportable forecasts
–
The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•
The forecast for real GDP in 2023 shifted slightly downward in the first quarter, from a projection of 0.50% for 2023 at the end of 2022 to 0.40% for 2023 with a larger downward shift for 2024, from a projection of 1.60% for 2024 at the end of 2022 to 1.20% for 2023. The unemployment rate remained fairly consistent to the end of 2022 with a steady trend expected throughout 2023 and 2024.

•
Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the construction portfolio due to weakened economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended March 31, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(470)	(24)	(627)	(40)	(14)	(92)	(1,669)	(2,936)
Recoveries	47	741	572	181	32	3	215	1,791
Provision	25	3,412	(640)	2,108	1,628	65	292	6,890

Ending balance	$13,547	$42,672	$79,011	$38,476	$50,036	$537	$16,212	$240,491

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	(0)	(4,308)	(1,546)	(2)	(355)	(3,371)	(9,650)
Recoveries	489	234	5,367	1,507	1,414	9	529	9,549
Provision	(919)	(3,847)	215	9,862	7,583	590	5,347	18,831

Ending balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746

2
8

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($88,823)	$0	$0	$105,165	($88,823)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($87,544)	$0	$0	$105,165	($87,544)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $1,279 and $1,379 for the quarters ended March 31, 2023 and 2022, respectively.

2
9

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2022:

Year	Amount
2023	$5,116
2024	3,639
2025	3,282
2026	2,758
2027	1,152
2028 and thereafter	1,674
7. MORTGAGE SERVICING RIGHTS
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
Service fee income is recorded for fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance of the loans serviced and are recorded in noninterest income. Amortization of MSRs and mortgage servicing costs are charged to expense when incurred.
The unpaid principal balances of loans serviced for others were approximately $3,280,741 at March 31, 2023 and $3,381,485 at December 31, 2022.
The estimated fair value of the mortgage servicing rights was $39,699 and $41,880 at March 31, 2023 and December 31, 2022, respectively. The estimated fair value of servicing rights at March 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 9.54% to 11.63% with a weighted average discount rate of 10.60%, average constant prepayment rates (“CPR”) ranging from 5.32% to 6.25% with a weighted average prepayment rate of 5.79%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 1.83%. The estimated fair value of servicing rights at December 31, 2022 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.74% with a weighted average discount rate of 10.62%, average CPR ranging from 5.66% to 7.62% with a weighted average prepayment rate of 6.30%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.19%. Please refer to Note 13 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.

The following presents the activity in mortgage servicing rights, including their valuation allowance for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
MSRs beginning balance	$21,022	$24,027
Amount sold	(235)	0
Amount capitalized	145	687
Amount amortized	(945)	(1,625)

MSRs ending balance	$19,987	$23,089

MSRs valuation allowance beginning balance	$0	$(883)
Aggregate additions charged and recoveries credited to operations	0	883
MSRs impairment	0	0

MSRs valuation allowance ending balance	$0	$0

MSRs, net of valuation allowance	$19,987	$23,089

The Company did not record any temporary impairments on mortgage servicing rights for the three months ended March 31, 2023 and 2022.
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2023	March 31, 2022
Operating lease cost	Net occupancy expense	$5,392	$5,129
Sublease income	Net occupancy expense	(60)	(168)

Net lease cost		$5,332	$4,961

3
1

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$76,884	$71,144
Operating lease liabilities	Operating lease liabilities	$81,394	$75,749
Other information related to leases was as follows:

March 31, 2023
Weighted-average remaining lease term:
Operating leases	6.82 years
Weighted-average discount rate:
Operating leases	2.48%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,487	$5,310
ROU assets obtained in the exchange for lease liabilities	10,192	1,601
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2022, consists of the following as of March 31, 2023:

Year	Amount
2023	$14,876
2024	15,594
2025	11,973
2026	10,690
2027	8,865
Thereafter	26,472

Total lease payments	88,470
Less: imputed interest	(7,076)

Total	$81,394

9. SHORT-TERM BORROWINGS
At March 31, 2023 and December 31, 2022, short-term borrowings were as follows:

	As of March 31, 2023	As of December 31, 2022
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	170,094	160,698

Total short-term borrowings	$170,094	$160,698

Securities sold under agreements to repurchase have not been a significant source of funds for the company. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230,000
. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2023, United had no outstanding balance under this credit.

10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2023, United had an unused borrowing amount of approximately $5,818,883 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2023, $2,510,703 of FHLB advances with a weighted-average contractual interest rate of 4.84% and a weighted-average effective interest rate of 3.97% are scheduled to mature within the next two
 years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at March 31, 2023 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2023	$2,500,000
2024	0
2025	10,703
2026	0
2027 and thereafter	0

Total	$2,510,703

At March 31, 2023, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $
10,000
in aggregate principal amount of fixed-to-floating rate subordinated notes in the Carolina Financial Corporation acquisition. During the first quarter of 2023, United redeemed these fixed-to-floating rate subordinated notes. At December 31, 2022, the outstanding balance of the subordinated notes was $
9,892.
At March 31, 2023 and December 31, 2022, the outstanding balance of the Debentures was $
277,400 and $276,989,
respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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

3
3

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,370,125 and $7,250,155 of loan commitments outstanding as of March 31, 2023 and December 31, 2022, respectively, approximately 37% of which contractually expire within one year. Excluded in the March 31, 2023 and December 31, 2022 amounts above are commitments to extend credit of $696,412 and $719,841 respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2023 and December 31, 2022, United had $16,389 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $151,778 and $147,511 as of March 31, 2023 and December 31, 2022, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment had a reserve of $1,081 as of March 31, 2023 and December 31, 2022.
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

3
4

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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of March 31, 2023, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $21,776 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following March 31, 2023 related to the cash flow hedges. As of March 31, 2023, the maximum length of time over which forecasted transactions are hedged is seven years.
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

3
5

United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $
500,000 for asset derivatives as of March 31, 2023. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2023 and December 31, 2022.

	Asset Derivatives
	March 31, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$53,964	$3,057	Other assets	$55,073	$4,038

Total Fair Value Hedges		$53,964	$3,057		$55,073	$4,038
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$553,964	$3,057		$555,073	$4,038

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$10,041	$127	Other assets	$15,475	$220
TBA mortgage-backed securities	Other assets	0	0	Other assets	22,649	146
Interest rate lock commitments	Other assets	102,390	2,099	Other assets	73,412	1,146

Total derivatives not designated as hedging instruments		$112,431	$2,226		$111,536	$1,512

Total asset derivatives		$666,395	$5,283		$666,609	$5,550

3
6

	Liability Derivatives
	March 31, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	107,014	567	Other liabilities	63,000	213
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	48,949	348

Total derivatives not designated as hedging instruments		$107,014	$567		$111,949	$561

Total liability derivatives		$107,014	$567		$111,949	$561

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2023 and December 31, 2022.

		March 31, 2023
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$54,648	$(2,177)	$0

		December 31, 2022
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$55,770	$(3,069)	$0
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

3
7

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2023	March 31, 2022
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$89	$(601)
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$4,915	$(342)

Total derivatives in hedging relationships		$5,004	$(943)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(93)	$(1,049)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(499)	11,410
Interest rate lock commitments	Income from Mortgage Banking Activities	607	(3,704)

Total derivatives not designated as hedging instruments		$15	$6,657

Total derivatives		$5,019	$5,714

For the three months ended March 31, 2023 and 2022, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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

3
8

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2023, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at March 31, 2023. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of
0.03% to 0.96% with a weighted average increase of 0.13%.
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

3
9

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of
0.03% to 0.96% with a weighted average increase of 0.13%.
For interest rate swap derivatives that are not designated in a hedge relationship within the mortgage banking segment, changes in the fair value of the derivatives are recognized in income from mortgage banking activities in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationships are included in noninterest income and noninterest expense, respectively.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2023 Using
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$531,170	$0	$531,170	$0
State and political subdivisions	721,974	0	721,974	0
Residential mortgage-backed securities
Agency	1,165,655	0	1,165,655	0
Non-agency	110,751	0	110,751	0
Commercial mortgage-backed securities
Agency	537,010	0	537,010	0
Asset-backed securities	897,127	0	897,127	0

		Fair Value at March 31, 2023 Using
Description	Balance as of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Single issue trust preferred securities	15,838	0	15,838	0
Other corporate securities	439,888	5,326	434,562	0

Total available for sale securities	4,419,413	5,326	4,414,087	0
Equity securities:
Financial services industry	202	202	0	0
Equity mutual funds (1)	2,369	2,369	0	0
Other equity securities	5,221	5,221	0	0

Total equity securities	7,792	7,792	0	0
Loans held for sale	68,176	0	7,912	60,264
Derivative financial assets:
Interest rate swap contracts	3,057	0	3,057	0
Forward sales commitments	127	0	96	31
Interest rate lock commitments	2,099	0	589	1,510

Total derivative financial assets	5,283	0	3,742	1,541
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	567	0	84	483

Total derivative financial liabilities	567	0	84	483

		Fair Value at December 31, 2022 Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$0	$529,492	$0
State and political subdivisions	709,530	0	709,530	0
Residential mortgage-backed securities
Agency	1,174,944	0	1,174,944	0
Non-agency	111,973	0	111,973	0
Commercial mortgage-backed securities
Agency	562,553	0	562,553	0
Asset-backed securities	911,611	0	911,611	0
Single issue trust preferred securities	16,284	0	16,284	0
Other corporate securities	525,538	5,367	520,171	0

Total available for sale securities	4,541,925	5,367	4,536,558	0
Equity securities:
Financial services industry	270	270	0	0
Equity mutual funds (1)	2,221	2,221	0	0
Other equity securities	5,138	5,138	0	0

Total equity securities	7,629	7,629	0	0
Loans held for sale	56,879	0	12,008	44,871
Derivative financial assets:
Interest rate swap contracts	4,038	0	4,038	0
Forward sales commitments	220	0	214	6
TBA mortgage-backed securities	146	0	120	26
Interest rate lock commitments	1,146	0	302	844

		Fair Value at December 31, 2022 Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total derivative financial assets	5,550	0	4,674	876
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	213	0	0	213
Interest rate lock commitments	348	0	0	348

Total derivative financial liabilities	561	0	0	561
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2023 and the year ended December 31, 2022.
The following tables present additional information about financial assets and liabilities measured at fair value at March 31, 2023 and December 31, 2022 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
	March 31, 2023	December 31, 2022
Balance, beginning of period	$44,871	$464,109
Originations	256,593	2,360,908
Sales	(248,517)	(2,673,795)
Transfers to portfolio loans	0	(154,699)
Total gains during the period recognized in earnings	7,317	48,348

Balance, end of period	$60,264	$44,871

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$785	$(9,852)

	Derivative Financial Assets TBA Securities
	March 31, 2023	December 31, 2022
Balance, beginning of period	$26	$61
Transfers other	(26)	(35)

Balance, end of period	$0	$26

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$26

	Derivative Financial Assets Forward Sales Commitments
	March 31, 2023	December 31, 2022
Balance, beginning of period	$6	$0
Transfers other	25	6

Balance, end of period	$31	$6

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$31	$6

	Derivative Financial Assets Interest Rate Lock Commitments
	March 31, 2023	December 31, 2022
Balance, beginning of period	$844	$9,444
Transfers other	666	(8,600)

Balance, end of period	$1,510	$844

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,510	$844

	Derivative Financial Liabilities Forward Sales Commitments
	March 31, 2023	December 31, 2022
Balance, beginning of period	$0	$36
Transfers other	0	(36)

Balance, end of period	$0	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative Financial Liabilities TBA Securities
	March 31, 2023	December 31, 2022
Balance, beginning of period	$213	$470
Transfers other	270	(257)

Balance, end of period	$483	$213

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$483	$213

	Derivative Financial Liabilities Interest Rate Lock Commitments
	March 31, 2023	December 31, 2022
Balance, beginning of period	$348	$25
Transfers other	(348)	323

Balance, end of period	$0	$348

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$348

4
3

Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Income from mortgage banking activities	$788	$(11,882)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2023			December 31, 2022
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$66,679	$68,176	$1,497	$56,170	$56,879	$709
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

4
4

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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2022. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value.
No
fair value measurement of intangible assets was made during the first three months of 2023 and 2022.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at March 31, 2023 and December 31, 2022, refer to Note 7 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the quarter ended March 31, 2023 and 2022.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of March 31, 2023	Fair Value at March 31, 2023			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$6,530	$0	$650	$5,880	$(59)
OREO	4,086	0	3,588	498	(580)

4
5

Description	Balance as of December 31, 2022	Fair Value at December 31, 2022			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$6,125	$0	$1,801	$4,324	$327
OREO	2,052	0	2,013	39	(96)
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

4
6

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Cash and cash equivalents	$1,918,693	$1,918,693	$0	$1,918,693	$0
Securities available for sale	4,419,413	4,419,413	5,326	4,414,087	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,792	7,792	7,792	0	0
Other securities	349,380	331,911	0	0	331,911
Loans held for sale	68,176	68,176	0	7,912	60,264
Net loans	20,371,668	19,348,610	0	0	19,348,610
Derivative financial assets	5,283	5,283	0	3,742	1,541
Mortgage servicing rights	19,987	39,699	0	0	39,699
Deposits	22,284,586	22,229,264	0	22,229,264	0
Short-term borrowings	170,094	170,094	0	170,094	0
Long-term borrowings	2,788,103	2,750,992	0	2,750,992	0
Derivative financial liabilities	567	567	0	84	483
December 31, 2022
Cash and cash equivalents	$1,176,652	$1,176,652	$0	$1,176,652	$0
Securities available for sale	4,541,925	4,541,925	5,367	4,536,558	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,629	7,629	7,629	0	0
Other securities	322,048	305,946	0	0	305,946
Loans held for sale	56,879	56,879	0	12,008	44,871
Net loans	20,323,420	19,030,221	0	0	19,030,221
Derivative financial assets	5,550	5,550	0	4,674	876
Mortgage servicing rights	21,022	41,880	0	0	41,880
Deposits	22,303,186	22,249,061	0	22,249,061	0
Short-term borrowings	160,698	160,698	0	160,698	0
Long-term borrowings	2,197,656	2,161,108	0	2,161,108	0
Derivative financial liabilities	561	561	0	0	561
14. STOCK BASED COMPENSATION
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

4
7

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
Compensation expense of $2,713 and $2,061 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2023 and 2022, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of March 31, 2023, and the changes during the first three months of 2023 are presented below:

	Three Months Ended March 31, 2023
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2023	1,501,212			$34.64
Exercised	(55,796)			28.19
Forfeited or expired	(2,443)			26.87

Outstanding at March 31, 2023	1,442,973	$4,169	4.3	$34.90

Exercisable at March 31, 2023	1,386,134	$4,016	4.2	$35.00

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	170,892	$6.16
Vested	(114,053)	6.41
Forfeited or expired	0	0.00

Nonvested at March 31, 2023	56,839	$5.65

During the three months ended March 31, 2023 and 2022, 55,796 and 258,574 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2023 and 2022 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2023 and 2022 was $722 and $3,856 respectively.
As of March 31, 2023, the total unrecognized compensation cost related to nonvested stock option awards was $270 with a weighted-average expense recognition period of 0.9 years.

4
8

Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of March 31, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $
11,838 with a weighted-average expense recognition period of 1.5 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	373,220	$35.43
Granted	150,697	40.98
Vested	(174,529)	35.68
Forfeited	(1,506)	38.80

Nonvested at March 31, 2023	347,882	$37.69

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
The following table summarizes the status of United’s nonvested RSUs during the first three months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	266,159	$35.45
Granted	177,368	40.40
Vested	(37,912)	36.64

Nonvested at March 31, 2023	405,615	$37.50

As of March 31, 2023, the total unrecognized compensation cost related to nonvested restricted stock units was $11,126 with a weighted-average expense recognition period of 1.5 years.

4
9

15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2023 and 2022.
Included in accumulated other comprehensive income at December 31, 2022 are unrecognized actuarial losses of $38,530 ($29,553 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three months ended March 31, 2023 and 2022 included the following components:

	Three Months Ended March 31
	2023	2022
Service cost	$461	$703
Interest cost	1,736	1,208
Expected return on plan assets	(2,897)	(3,193)
Recognized net actuarial loss	775	824

Net periodic pension cost (benefit)	$75	$(458)

Weighted-Average Assumptions:
Discount Rate	5.25%	3.08%
Expected return on assets	7.25%	6.25%
Rate of Compensation Increase (prior to age 40)	5.00%	5.00%
Rate of Compensation Increase (ages 40-54)	4.00%	4.00%
Rate of Compensation Increase (otherwise)	3.50%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2023 and 2022, the total amount of accrued interest related to uncertain tax positions was $525 and $753, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019, 2020 and 2021 and certain State Taxing authorities for the years ended December 31, 2019 through 2021.
United’s effective tax rate was 19.92% for the first quarter of 2023 and 19.75% for the first quarter of 2022.

18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31
	2023	2022
Net Income	$98,307	$81,664
Available for sale (“AFS”) securities:
Change in net unrealized loss on AFS securities arising during the period	58,455	(202,234)
Related income tax effect	(13,620)	47,121
Net reclassification adjustment for gains included in net income	420	0
Related income tax effect	(98)	0

	45,157	(155,113)

Net effect of AFS securities on other comprehensive income	45,157	(155,113)
Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge before reclassification to interest expense	(4,416)	22,694
Related income tax effect	1,029	(5,288)
Net reclassification adjustment for (gains) losses included in net income	(4,915)	342
Related income tax effect	1,145	(80)

Net effect of cash flow hedge derivatives on other comprehensive income	(7,157)	17,668
Pension plan:
Recognized net actuarial loss	775	824
Related income tax benefit	(173)	(183)

Net effect of change in pension plan asset on other comprehensive income	602	641

Total change in other comprehensive income	38,602	(136,804)

Total Comprehensive Income (Loss)	$136,909	$(55,140)

The components of accumulated other comprehensive income for the three months ended March 31, 2023 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Three Months Ended March 31, 2023
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(360,340)	$53,014	$(25,406)	$(332,732)
Other comprehensive income before reclassification	44,835	(3,387)	0	41,448
Amounts reclassified from accumulated other comprehensive income	322	(3,770)	602	(2,846)

Net current-period other comprehensive income, net of tax	45,157	(7,157)	602	38,602

Balance at March 31, 2023	$(315,183)	$45,857	$(24,804)	$(294,130)

(a)	All amounts are net-of-tax.

5
1

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Three Months Ended March 31, 2023
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$420	Net investment securities gains

	420	Total before tax
Related income tax effect	(98)	Income taxes

	322	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$(4,915)	Interest expense

	(4,915)	Total before tax
Related income tax effect	1,145	Income taxes

	(3,770)	Net of tax

Pension plan:
Recognized net actuarial loss	775 (a)

	775	Total before tax
Related income tax effect	(173)	Income taxes

	602	Net of tax

Total reclassifications for the period	$(2,846)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 15, Employee Benefit Plans)
18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2023	2022
Distributed earnings allocated to common stock	$48,450	$49,056
Undistributed earnings allocated to common stock	49,611	32,392

Net earnings allocated to common shareholders	$98,061	$81,448

Average common shares outstanding	134,411,166	136,058,328
Common stock equivalents	429,162	376,901

Average diluted shares outstanding	134,840,328	136,435,229

Earnings per basic common share	$0.73	$0.60
Earnings per diluted common share	$0.73	$0.60
Antidilutive stock options and restricted stock outstanding of 563,127 for the three months ended March 31, 2023 were excluded from the earnings per diluted common share calculation as compared to 1,143,182 for the three months ended March 31, 2022.

5
2

19. VARIABLE INTEREST ENTITIES
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At March 31, 2023 and
December
31, 2022,
United’s
investment (maximum exposure to loss) in these trusts were $11,388 and $11,277, respectively.
Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month LIBOR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month LIBOR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month LIBOR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month LIBOR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month LIBOR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month LIBOR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month LIBOR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month LIBOR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month LIBOR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month LIBOR + 1.65%	July 7, 2036
VCBI Capital Trust II	December 19, 2002	$15,000	6-month LIBOR + 3.30%	December 19, 2032
VCBI Capital Trust III	December 20, 2005	$25,000	3-month LIBOR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month LIBOR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month LIBOR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month LIBOR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month LIBOR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month LIBOR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month LIBOR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month LIBOR + 3.00%	December 12, 2033

5
3

United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At March 31, 2023 and December 31, 2022, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $76,870 and $75,021, respectively, while related unfunded commitments were $
75,956 and $77,143,
respectively. As of March 31, 2023, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
20. SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent. Crescent may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase or sell rights to service loans from third parties. These rights, which are known as mortgage servicing rights, provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2023 and 2022 is as follows:

	At and For the Three Months Ended March 31, 2023
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$236,263	$2,122	$(5,310)	$1,245	$234,320
Provision for credit losses	6,890	0	0	0	6,890
Other income	24,170	10,861	243	(2,530)	32,744
Other expense	122,787	15,085	832	(1,285)	137,419
Income taxes	26,064	(424)	(1,192)	0	24,448

Net income (loss)	$104,692	$(1,678)	$(4,707)	$0	$98,307

Total assets (liabilities)	$29,815,781	$458,632	$74,283	$(166,455)	$30,182,241
Average assets (liabilities)	29,177,990	391,707	51,224	(108,632)	29,512,289

	At and For the Three Months Ended March 31, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$189,682	$2,317	$(2,125)	$1,628	$191,502
Provision for credit losses	(3,410)	0	0	0	(3,410)
Other income	24,901	23,397	(60)	(2,213)	46,025
Other expense	114,539	25,448	(227)	(585)	139,175
Income taxes	20,429	57	(388)	0	20,098

Net income (loss)	$83,025	$209	$(1,570)	$0	$81,664

Total assets (liabilities)	$29,030,100	$589,503	$39,940	$(294,032)	$29,365,511
Average assets (liabilities)	29,023,901	475,243	33,357	(187,979)	29,344,522

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2023, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2023 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2022 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of March 31, 2023 were $30.18 billion, which was an increase of $692.86 million or 2.35% from December 31, 2022. This increase was mainly due to an increase of $742.04 million or 63.06% in cash and cash equivalents, an increase of $53.99 million or less than 1% in portfolio loans, and a $11.30 million or 19.86% increase in loans held for sale. These increases in assets were partly offset by a $95.02 million or 1.95% decrease in investment securities and a $20.57 million or 6.76% decrease in other assets. Total liabilities increased $602.52 million or 2.41% from year-end 2022. Deposits decreased $18.58 million or less than 1%, borrowings increased $599.84 million or 25.43%, and accrued expenses and other liabilities increased $13.01 million or 6.86%. Shareholders’ equity increased $90.34 million or 2.00%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2023 increased $742.04 million or 63.06% from year-end 2022. In particular, interest-bearing deposits with other banks increased $726.15 million or 82.38% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $15.86 million or 5.39%. Federal funds sold increased $34 thousand or 3.15%. During the first three months of 2023, net cash of $118.15 million and $91.43 million were provided by operating and investing activities, respectively, while net cash of $532.45 million was provided by financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2023 and 2022.

Securities

Total investment securities at March 31, 2023 decreased $95.02 million or 1.95%. Securities available for sale decreased $122.51 million or 2.70%. This change in securities available for sale reflects $7.86 million in purchases, $186.17 million in sales, maturities and calls of securities and an increase of $58.88 million in market value. The majority of the purchase activity was related to obligations of U.S. Government corporations and agencies. Equity securities were $7.79 million at March 31, 2023, an increase of $163 thousand or 2.14% due mainly to a net increase in fair value. Other investment securities increased $27.33 million or 8.49% from year-end 2022 due to purchases of Federal Home Loan Bank (“FHLB”) stock.

The following table summarizes the changes in the available for sale securities since year-end 2022:

(Dollars in thousands)	March 31 2023	December 31 2022	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$531,170	$529,492	$1,678	0.32%
State and political subdivisions	721,974	709,530	12,444	1.75%
Mortgage-backed securities	1,813,416	1,849,470	(36,054)	(1.95%)
Asset-backed securities	897,127	911,611	(14,484)	(1.59%)
Single issue trust preferred securities	15,838	16,284	(446)	(2.74%)
Other corporate securities	439,888	525,538	(85,650)	(16.30%)

Total available for sale securities, at fair value	$4,419,413	$4,541,925	$(122,512)	(2.70%)

The following table summarizes the changes in the held to maturity securities since year-end 2022:

(Dollars in thousands)	March 31 2023		December 31 2022		$ Change	% Change
State and political subdivisions	$982	(1)	$982	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,002		$0	0.00%

(1)	net of allowance for credit losses of $18 thousand.

At March 31, 2023, gross unrealized losses on available for sale securities were $411.19 million. Securities with the most significant gross unrealized losses at March 31, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and corporate securities.

As of March 31, 2023, United’s available for sale mortgage-backed securities had an amortized cost of $2.05 billion, with an estimated fair value of $1.81 billion. The portfolio consisted primarily of $1.34 billion in agency residential mortgage-backed securities with a fair value of $1.17 billion, $121.00 million in non-agency residential mortgage-backed securities with an estimated fair value of $110.75 million, and $594.15 million in commercial agency mortgage-backed securities with an estimated fair value of $537.01 million.

As of March 31, 2023, United’s available for sale state and political subdivisions securities had an amortized cost of $812.02 million, with an estimated fair value of $721.97 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of March 31, 2023.

As of March 31, 2023, United’s available for sale corporate securities had an amortized cost of $1.42 billion, with an estimated fair value of $1.35 billion. The portfolio consisted of $17.35 million in single issue trust preferred securities with an estimated fair value of $15.84 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $922.89 million and a fair value of $897.13 million and other corporate securities, with an amortized cost of $477.36 million and a fair value of $439.89 million.

United’s available for sale single issue trust preferred securities had a fair value of $15.84 million as of March 31, 2023. Of the $15.84 million, $7.69 million or 48.58% were investment grade; $3.06 million or 19.29% were split rated; and $5.09 million or 32.14% were unrated. The two largest exposures accounted for 76.10% of the $15.84 million. These included Truist Bank at $6.96 million and Emigrant Bank at $5.09 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the first quarter of 2023, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2023 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2023, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $68.18 million at March 31, 2023, an increase of $11.30 million or 19.86% from year-end 2022. Loan originations in the secondary market exceeded sales during the first three months of 2023. Loan originations for the first three months of 2023 were $177.81 million while loans sales were $166.51 million.

Portfolio Loans

Loans, net of unearned income, increased $53.99 million or less than 1%. Since year-end 2022, commercial, financial and agricultural loans increased $130.26 million or 1.12% as a result of a $231.89 million or 2.89% increase in commercial real estate loans which was partially offset by a $101.63 million or 2.81% decrease in commercial loans (not secured by real estate). Construction and land development loans decreased $118.72 million or 4.06%, residential real estate loans increased $96.58 million or 2.07%, and consumer loans decreased $57.38 million or 4.20% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2022:

(Dollars in thousands)	March 31 2023	December 31 2022	$ Change	% Change
Loans held for sale	$68,176	$56,879	$11,297	19.86%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,708,200	$1,724,927	$(16,727)	(0.97%)
Nonowner-occupied commercial real estate	6,535,589	6,286,974	248,615	3.95%
Other commercial loans	3,510,937	3,612,568	(101,631)	(2.81%)

Total commercial, financial, and agricultural	$11,754,726	$11,624,469	$130,257	1.12%
Residential real estate	4,759,488	4,662,911	96,577	2.07%
Construction & land development	2,808,253	2,926,971	(118,718)	(4.06%)
Consumer:
Bankcard	8,731	9,273	(542)	(5.84%)
Other consumer	1,299,700	1,356,539	(56,839)	(4.19%)

Total gross loans	$20,630,898	$20,580,163	$50,735	0.25%
Less: Unearned income	(18,739)	(21,997)	3,258	(14.81%)

Total Loans, net of unearned income	$20,612,159	$20,558,166	$53,993	0.26%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $20.57 million or 6.76% from year-end 2022. Deferred tax assets decreased $16.60 million due to an increase in the fair value of available-for-sale securities, income tax receivable decreased $5.54 million due to timing differences, and core deposit intangibles decreased $1.28 million due to amortization. In addition, derivative assets decreased $316 thousand due to a decrease in fair value. Partially offsetting these decreases was an increase $2.03 million in other real estate owned properties (“OREO”).

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2023 decreased $18.58 million or less than 1%. In terms of composition, noninterest-bearing deposits decreased $492.02 million or 6.83% while interest-bearing deposits increased $473.44 million or 3.13% from December 31, 2022.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $492.02 million decrease in noninterest-bearing deposits was due mainly to a $400.93 million or 7.41% decrease in commercial noninterest-bearing deposits and a $33.74 million or 2.26% decrease in personal noninterest-bearing deposits. In addition, items in-process decreased $114.65 million. Partially offsetting these decreases in noninterest-bearing deposits was an increase in public noninterest-bearing deposits of $13.64 million or 7.18%.

Interest-bearing deposits consist of interest-bearing checking (“NOW”), regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts decreased $273.97 million or 5.35% since year-end 2022 as the result of decreases of $263.59 million in personal NOW accounts and $58.35 million in public funds NOW accounts, partially offset by a $42.81 million increase in commercial NOW accounts. Regular savings accounts decreased $99.48 million or 5.81% mainly as a result of a $88.78 million decrease in personal savings accounts and a $10.20 million decrease in commercial savings accounts. Interest-bearing MMDAs decreased $119.10 million or 1.89%. In particular, personal MMDAs decreased $250.78 million while commercial MMDAs increased $126.91 million. Public funds MMDAs increased $4.77 million.

Time deposits under $100,000 increased $77.27 million or 9.16% from year-end 2022. This increase in time deposits under $100,000 was the result of a $78.24 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000, and a $2.96 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000. CDs under $100,000 obtained through the use of deposit listing services decreased $1.87 million.

Since year-end 2022, time deposits over $100,000 increased $887.84 million or 76.22% as brokered certificates of deposits increased $482.60 million, fixed rate CDs increased $365.39 million, and CDARS over $100,000 increased $41.69 million.

The table below summarizes the changes by deposit category since year-end 2022:

(Dollars in thousands)	March 31 2023	December 31 2022	$ Change	% Change
Demand deposits	$6,707,660	$7,199,678	$(492,018)	(6.83%)
Interest-bearing checking	4,842,996	5,116,966	(273,970)	(5.35%)
Regular savings	1,579,695	1,678,302	(98,607)	(5.88%)
Money market accounts	6,180,307	6,299,404	(119,097)	(1.89%)
Time deposits under $100,000	921,224	843,950	77,274	9.16%
Time deposits over $100,000 (1)	2,052,704	1,164,866	887,838	76.22%

Total deposits	$22,284,586	$22,303,166	$(18,580)	(0.08%)

(1)	Includes time deposits of $250,000 or more of $651,807 and $454,477 at March 31, 2023 and December 31,

2022, respectively.

Borrowings

Total borrowings at March 31, 2023 increased $599.84 million or 25.43% since year-end 2022. During the first three months of 2023, short-term borrowings increased $9.40 million or 5.85% due to an increase in securities sold under agreements to repurchase. Long-term borrowings increased $590.45 million or 26.87% from year-end 2022 due to additional advances obtained from the FHLB during the first quarter of 2023.

The table below summarizes the change in the borrowing categories since year-end 2022:

(Dollars in thousands)	March 31 2023	December 31 2022	$ Change	% Change
Short-term securities sold under agreements to repurchase	$170,094	$160,698	$9,396	5.85%
Long-term FHLB advances	2,510,703	1,910,775	599,928	31.40%
Subordinated debt	0	9,892	(9,892)	(100.00%)
Issuances of trust preferred capital securities	277,400	276,989	411	0.15%

Total borrowings	$2,958,197	$2,358,354	$599,843	25.43%

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2023 increased $13.01 million or 6.86% from year-end 2022. In particular, interest payable increased $7.32 million due to an increase in CDs and FHLB advances and rising interest rates. In addition, business franchise taxes increased $3.20 million and accrued mortgage escrow liabilities increased $7.37 million. Partially offsetting these increases was a decrease of $12.15 million in incentives payables due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2023 was $4.61 billion, which was an increase of $90.34 million or 2.00% from year-end 2022.

Retained earnings increased $49.59 million or 3.15% from year-end 2022. Earnings net of dividends for the first three months of 2023 were $49.59 million.

Accumulated other comprehensive income increased $38.60 million or 11.60% from year-end 2022 due to an increase of $45.16 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this increase was a $7.16 million decrease in the fair value of cash flow hedges, net of deferred income taxes. The after-tax accretion of pension costs was $602 thousand for the first quarter of 2023.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2023	March 2022	December 2022
Income Statement Summary:
Interest income	$329,303	$202,795	$307,741
Interest expense	94,983	11,293	58,337

Net interest income	234,320	191,502	249,404
Provision for credit losses	6,890	(3,410)	16,368
Other income	32,744	46,025	30,879
Other expense	137,419	139,175	137,542

Income before income taxes	122,755	101,762	126,373
Income taxes	24,448	20,098	26,808

Net income	$98,307	$81,664	$99,765

Net income for the first quarter of 2023 was $98.31 million as compared to earnings of $81.66 million for the first quarter of 2022. Earnings for the first quarter of 2023, as compared to the first quarter of 2022, increased primarily due to higher net interest income as a result of the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets.. Diluted earnings per share were $0.73 for the first quarter of 2023 and $0.60 for the first quarter of 2022. On a linked-quarter basis, net income for the fourth quarter of 2022 was $99.77 million or $0.74 per diluted share.

United’s annualized return on average assets for the first three months of 2023 was 1.35% and return on average shareholders’ equity was 8.72% as compared to 1.13% and 6.96%, respectively, for the first three months of 2022. On a linked-quarter basis, United’s annualized return on average assets for the fourth quarter of 2022 was 1.36% and return on average shareholders’ equity was 8.80%. For the first three months of 2023, United’s annualized return on average tangible equity, a non-GAAP measure, was 14.97%, as compared to 11.63% for the first three months of 2022. On a linked-quarter basis, United’s annualized return on average tangible equity was 15.28% for the fourth quarter of 2022.

	Three Months Ended
	March 31, 2023	March 31, 2022	December 31, 2022
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$98,307	$81,664	$99,765
(b) Number of Days	90	90	92
Average Total Shareholders’ Equity (GAAP)	$4,570,288	$4,759,780	$4,498,378
Less: Average Total Intangibles	(1,907,331)	(1,911,125)	(1,908,656)

(c) Average Tangible Equity (non-GAAP)	$2,662,957	$2,848,655	$2,589,722
Return on Average Tangible Equity (non-GAAP)\ [(a) / (b)] x 365 / (c)]	14.97%	11.63%	15.28%

Net interest income for the first quarter of 2023 increased $42.82 million, or 22.36%, to $234.32 million from net interest income of $191.50 million for the first three months of 2022. The increase of $42.82 million in net interest income occurred because total interest income increased $126.51 million while total interest expense increased $83.69 million from the first quarter of 2022. Net interest income for the first quarter of 2023 decreased $15.08 million, or 6.05%, from the fourth quarter of 2022. The decrease of $15.08 million in net interest income occurred because total interest income increased $21.56 million while total interest expense increased $36.65 million from the fourth quarter of 2022.

The provision for credit losses was $6.89 million for the first quarter of 2023 as compared to a net benefit of $3.41 million for the first quarter of 2022. The increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. On a linked-quarter basis, the provision for credit losses for the first quarter of 2023 declined $9.48 million from $16.37 million for the fourth quarter of 2022 due mainly to less portfolio loan growth is the first quarter of 2023 as compared to the fourth quarter of 2022.

Noninterest income was $32.74 million for the first three months of 2023, a decrease of $13.28 million or 28.86% from the first three months of 2022 due mainly to decreased income from mortgage banking activities mainly due to lower mortgage loan origination and sale volume and a lower margin on loans sold in the secondary market. On a linked-quarter basis, noninterest income for the first quarter of 2023 increased $1.87 million, or 6.04%, from the fourth quarter of 2022. The increase in noninterest income was primarily due to an increase in income from mortgage banking activities mainly due to a higher quarter end loan pipeline valuation.

Noninterest expense for the first three months of 2023 decreased $1.76 million or 1.26% from the first three months of 2022 due mainly to lower employee compensation expense as a result of lower employee commissions and incentives related to mortgage banking production and a lower employee headcount. On a linked-quarter basis, noninterest expense for the first quarter of 2023 was flat from the fourth quarter of 2022, decreasing $123 thousand, or less than 1%.

Income taxes increased $4.35 million or 21.64% for the first three months of 2023 as compared to the first three months of 2022 primarily due to increased earnings and a higher effective tax rate. On a linked-quarter basis, income taxes decreased $2.16 million or 8.12% for the first quarter of 2023 as compared to the fourth quarter of 2022 due mainly to lower earnings and effective tax rate. The effective tax rate was 19.92% and 19.75% and for the first quarter of 2023 and 2022, respectively. The effective tax rate was 21.06% for the fourth quarter of 2022.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the first quarter of 2023 was $104.69 million compared to net income of $83.03 million for the first quarter of 2022. The higher net income within the community banking segment was due primarily to increased net interest income. On a linked quarter basis, net income attributable to the community banking segment for the first quarter of 2023 decreased $3.80 million from the fourth quarter of 2022 primarily due to a decrease in net interest income.

Net interest income of $236.26 million for the first quarter of 2023 was an increase of $46.58 million or 24.56% from $189.68 million for the first quarter of 2022. Generally, net interest income for the first quarter of 2023 increased from the first quarter of 2022 due mainly the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. On a linked quarter basis, net interest income for the first quarter of 2023 decreased $13.50 million from the fourth quarter of 2022 primarily due to higher interest expense driven by deposit rate repricing and higher average balances of long-term borrowings.

The provision for credit losses was $6.89 million for the first quarter of 2023 as compared to a net benefit of $3.41 million for the first quarter of 2022, an increase of $10.30 million. As previously mentioned, the increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. On a linked-quarter basis, the provision for credit losses for the first quarter of 2023 declined $9.48 million from $16.37 million for the fourth quarter of 2022 due mainly to less portfolio loan growth in the first quarter of 2023 as compared to the fourth quarter of 2022.

Noninterest income decreased $731 thousand or 2.94% for the first quarter of 2023 to $24.17 million as compared to $24.90 million for the first quarter of 2022. The decrease was due mainly to declines in fees from deposit services and fees from brokerage services. On a linked quarter basis, noninterest income for the first quarter of 2023 increased $614 thousand from the fourth quarter of 2022 due mainly to a higher amount of income from bank-owned life insurance (“BOLI”) policies.

Noninterest expense was $122.79 million for the first quarter of 2023, compared to $114.54 million for the same period of 2022. The increase of $8.25 million in noninterest expense was primarily attributable to an increase in Federal Deposit Insurance Corporation (“FDIC”) expense due to a higher assessment rate. On a linked quarter basis, noninterest expense for the first quarter of 2023 increased $3.33 million from the fourth quarter of 2022 due mainly to higher employee benefits costs and FDIC insurance expense.

Mortgage Banking

The mortgage banking segment reported a net loss of $1.68 million for the first quarter of 2023, compared to net income of $209 thousand for the first quarter of 2022 and a net loss of $2.94 million for the fourth quarter of 2022.

Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $10.86 million for the first quarter of 2023, compared to $23.40 million for the first quarter of 2022. The decrease of $12.54 million in the first quarter of 2023 was due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment. On a linked quarter basis, noninterest income for the first quarter of 2023 increased $168 thousand from the fourth quarter mainly due to a higher quarter end loan pipeline valuation.

Noninterest expense was $15.09 million for the first three months of 2023, a decrease of $10.36 million from $25.45 million for the first three months of 2022. Noninterest expense for the fourth quarter of 2022 was $17.10 million, a decrease of $2.01 million from the first quarter of 2023. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The decreases mentioned above were due mainly to lower employee commissions and incentives related to the decreased mortgage banking production.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2023 and 2022, are presented below.

Net interest income for the first quarter of 2023 was $234.32 million, which was an increase of $42.82 million or 22.36% from the first quarter of 2022. The $42.82 million increase in net interest income occurred because total interest income increased $126.51 million while total interest expense increased $83.69 million from the first quarter of 2022. On a linked-quarter basis, net interest income for the first quarter of 2023 decreased $15.08 million, or 6.05%, from the fourth quarter of 2022. The $15.08 million decrease in net interest income occurred because total interest income increased $21.56 million while total interest expense increased $36.65 million from the fourth quarter of 2022.

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

Tax-equivalent net interest income for the first quarter of 2023 was $235.46 million, which was an increase of $42.84 million or 22.24% from the first quarter of 2022. The increase in net interest income and tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing and higher average balances of long-term borrowings as well as lower income from Paycheck Protection Program (“PPP”) loan fees and acquired loan accretion. The interest rate spread for the first quarter of 2023 increased 4 basis points from the first quarter of 2022 to 2.93% due to a 194 basis point increase in the average yield on earning assets partially offset by a 190 basis point increase in the average cost of funds. Average earning assets for the first quarter of 2023 increased $125.32 million, or less than 1%, from the first quarter of 2022 due to a $2.13 billion increase in average net loans mostly offset by a $2.09 billion decrease in average short-term investments. The average yield on interest-bearing deposits increased 161 basis points to 1.83% from the first quarter of 2022. Average long-term borrowings increased $1.60 billion, or 195.83%, from the first quarter of 2022. Net PPP loan fee income was $210 thousand and $4.10 million for the first quarter of 2023 and 2022, respectively, a decrease of $3.89 million. Acquired loan accretion income was $3.12 million and $4.14 million for the first quarter of 2023 and 2022, respectively, a decrease of $1.02 million. The net interest margin of 3.63% for the first quarter of 2023 was an increase of 64 basis points from the net interest margin of 2.99% for the first quarter of 2022.

On a linked-quarter basis, tax-equivalent net interest income for the first quarter of 2023 decreased $15.10 million, or 6.03%, from the fourth quarter of 2022. The decrease in net interest income and tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing and higher average balances of long-term borrowings as well as lower acquired loan accretion income. This decrease in net interest income and tax-equivalent net interest income was partially offset by higher interest income on earning assets driven by rising market interest rates and a change in the asset mix to higher earning assets. The interest rate spread for the first quarter of 2023 decreased 47 basis points from the fourth quarter of 2022 to 2.93% due to an 80 basis point increase in the average cost of funds partially offset by a 33 basis point increase in the yield on earning assets. The average yield on interest-bearing deposits increased 67 basis points to 1.83% from the fourth quarter of 2022. Average long-term borrowings increased $890.10 million, or 58.26%, from the fourth quarter of 2022. Acquired loan accretion income decreased $1.59 million to $3.12 million for the first quarter of 2023. The average yield on net loans and loans held for sale increased 37 basis points to 5.55% from the fourth quarter of 2022. An increase in average earning assets of $435.44 million, or 1.69%, from the fourth quarter of 2022 was driven by an increase in average net loans of $327.94 million and an increase of $199.98 million in average short-term investments partially offset by a decrease of $92.48 million in average investment securities. The net interest margin of 3.63% for the first quarter of 2023 was a decrease of 24 basis points from the net interest margin of 3.87% for the fourth quarter of 2022.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2023, March 31, 2022 and December 31, 2022:

	Three Months Ended
(Dollars in thousands)	March 31 2023	March 31 2022	December 31 2022
Loan accretion	$3,119	$4,139	$4,713
Certificates of deposit	356	1,038	437
Long-term borrowings	(353)	159	(347)

Total	$3,122	$5,336	$4,803

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2023, March 31, 2022 and December 31, 2022.

	Three Months Ended
(Dollars in thousands)	March 31 2023	March 31 2022	December 31 2022
Net interest income, GAAP basis	$234,320	$191,502	$249,404
Tax-equivalent adjustment (1)	1,135	1,109	1,149

Tax-equivalent net interest income	$235,455	$192,611	$250,553

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2023 and 2022 and December 31, 2022. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2023 and 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2023 and 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$936,394	$10,983	4.76%	$3,028,826	$2,329	0.31%
Investment Securities:
Taxable	4,404,864	36,259	3.29%	4,264,820	17,505	1.64%
Tax-exempt	387,671	2,740	2.83%	444,542	2,688	2.42%

Total Securities	4,792,535	38,999	3.26%	4,709,362	20,193	1.72%
Loans, net of unearned income (2)(3)	20,683,610	280,456	5.49%	18,530,232	181,382	3.96%
Allowance for loan losses	(234,809)			(216,016)

Net loans (2)(3)	20,448,801		5.55%	18,314,216		4.01%

Total earning assets	26,177,730	$330,438	5.10%	26,052,404	$203,904	3.16%

Other assets	3,334,559			3,292,118

TOTAL ASSETS	$29,512,289			$29,344,522

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$15,186,632	$68,592	1.83%	$15,908,260	$8,561	0.22%
Short-term borrowings	166,614	1,157	2.82%	133,987	181	0.55%
Long-term borrowings	2,417,999	25,234	4.23%	817,363	2,551	1.27%

Total Interest-Bearing Funds	17,771,245	94,983	2.17%	16,859,610	11,293	0.27%

Noninterest-bearing deposits	6,897,030			7,466,710
Accrued expenses and other liabilities	273,726			258,422

TOTAL LIABILITIES	24,942,001			24,584,742
SHAREHOLDERS’ EQUITY	4,570,288			4,759,780

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,512,289			$29,344,522

NET INTEREST INCOME		$235,455			$192,611

INTEREST SPREAD			2.93%			2.89%
NET INTEREST MARGIN			3.63%			2.99%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2023 and December 31, 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2023 and December 31, 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2023			Three Months Ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$936,394	$10,983	4.76%	$736,412	$8,946	4.82%
Investment Securities:
Taxable	4,404,864	36,259	3.29%	4,508,813	34,568	3.07%
Tax-exempt	387,671	2,740	2.83%	376,198	2,717	2.89%

Total Securities	4,792,535	38,999	3.26%	4,885,011	37,285	3.05%
Loans, net of unearned income (2)(3)	20,683,610	280,456	5.49%	20,340,792	262,659	5.13%
Allowance for loan losses	(234,809)			(219,933)

Net loans (2)(3)	20,448,801		5.55%	20,120,859		5.18%

Total earning assets	26,177,730	$330,438	5.10%	25,742,282	$308,890	4.77%

Other assets	3,334,559			3,367,082

TOTAL ASSETS	$29,512,289			$29,109,364

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$15,186,632	$68,592	1.83%	$15,166,408	$44,265	1.16%
Short-term borrowings	166,614	1,157	2.82%	154,894	874	2.24%
Long-term borrowings	2,417,999	25,234	4.23%	1,527,904	13,198	3.43%

Total Interest-Bearing Funds	17,771,245	94,983	2.17%	16,849,206	58,337	1.37%

Noninterest-bearing deposits	6,897,030			7,507,329
Accrued expenses and other liabilities	273,726			254,451

TOTAL LIABILITIES	24,942,001			24,610,986
SHAREHOLDERS’ EQUITY	4,570,288			4,498,378

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,512,289			$29,109,364

NET INTEREST INCOME		$235,455			$250,553

INTEREST SPREAD			2.93%			3.40%
NET INTEREST MARGIN			3.63%			3.87%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $6.89 million for the first quarter of 2023 as compared to a net benefit of $3.41 million for the first quarter of 2022. On a linked-quarter basis, the provision for credit losses for the fourth quarter of 2022 was $16.37 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended March 31, 2023, the provision for loan and lease losses was a $6.89 million as compared to a net benefit of $3.40 million for the quarter ended March 31, 2022. The higher amount of provision expense for the first quarter of 2023 compared to the first quarter of 2022 was mainly due to an increase in qualitative adjustments pertaining to collateral values for dependent loans and the reasonable and supportable forecasts of future macroeconomic conditions. Net charge-offs were $1.15 million for the first quarter of 2023 compared to net recoveries of $1.98 million for the first quarter of 2022. The higher amount of net charge-offs for 2023 as compared to 2022 was primarily due to an increase in charge-offs in 2023 for the consumer loan segment as well as a lower amount of recoveries in 2023 of previously charged-off amounts for the other commercial loan segment. On a linked-quarter basis, the provision for loan and lease losses for the fourth quarter of 2022 was $16.37 million. As previously mentioned, the decline of $9.48 million for the first quarter of 2023 from the fourth quarter of 2022 was due mainly to less portfolio loan growth in the first quarter of 2023 as compared to the fourth quarter of 2022. Net charge-offs were $1.23 million for the fourth quarter of 2022. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2023 were 0.02% as compared to annualized net recoveries of (0.04)% for the first quarter of 2022 and annualized net charge-offs of 0.02% for the fourth quarter of 2022.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at March 31, 2023 and December 31, 2022:

(In thousands)	March 31 2023	December 31 2022
Nonaccrual loans	$29,296	$23,685
Loans past due 90 days of more	13,105	15,565
Restructured loans (1)	n/a	19,388

Total nonperforming loans	$42,401	$58,638
Other real estate owned	4,086	2,052

Total nonperforming assets	$46,487	$60,690

Note:

(1)

On January 1, 2023, United adopted ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” prospectively which eliminated the accounting guidance on troubled debt restructurings and enhanced creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. After the adoption of ASU 2022-02, United no longer considers accruing restructured loans that are fewer than 90 days past due as nonperforming loans or nonperforming assets. Nonperforming loans and nonperforming assets at December 31, 2022 included $9,127 of restructured loans that were on accruing status and fewer than 90 days past due but classified as nonperforming loans and nonperforming assets. Restructured loans that are on nonaccrual or 90-day past due are included in the above nonperforming loan and nonperforming asset categories at March 31, 2023.

Restructured loans with an aggregate balance of $7,186 at December 31, 2022 were on nonaccrual status, but are not included in “Nonaccrual loans” above. Restructured loans with an aggregate balance of $3,075 at December 31, 2022 were 90 days past due, but not included in “Loans past due 90 days or more” above.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2023, the allowance for credit losses was $289.28 million as compared to $280.94 million at December 31, 2022.

At March 31, 2023, the allowance for loan and lease losses was $240.49 million as compared to $234.75 million at December 31, 2022. The increase in the allowance for loan and lease losses was due mainly to increased reserves for several loan segments including nonowner-occupied commercial real estate, residential real estate, and construction and loan development. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.17% at March 31, 2023 and 1.14% at December 31, 2022. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 567.18% and 400.33% at March 31, 2023 and December 31, 2022, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The first quarter of 2023 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, interest rates, the regulatory environment due to recent bank failures and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP in 2023 shifted slightly downward in the first quarter, from a projection of 0.50% for 2023 at the end of 2022 to 0.40% for 2023 with a larger downward shift for 2024, from a projection of 1.60% for 2024 at the end of 2022 to 1.20% for 2024. The unemployment rate remained fairly consistent to the end of 2022 with a steady trend expected throughout 2023 and 2024.

•

Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the construction portfolio due to weakened economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at March 31, 2023 produced increased reserves in three of the four loan categories as compared to December 31, 2022. The allowance related to the commercial, financial & agricultural loan pool increased $3.04 million due to increased outstanding balances and increased reasonable and supportable forecast adjustment particularly as it pertains to office loans. The residential real estate reserve increased $2.25 million due to increased outstanding balances and increased risk of loss for past due, nonaccrual and graded loans. The real estate construction and development loan pool reserve increased $1.65 million due to increased risk of loss for collateral value for dependent loans and increased reasonable and supportable forecast adjustment. The consumer loan pool reserve decreased $1.19 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $977 thousand at March 31, 2023 and $1.27 million at December 31, 2022. In comparison to the prior year-end, this element of the allowance decreased $293 thousand due to repayment of individually assessed loans and improved borrowers’ financial conditions such that individual assessments were no longer necessary.

Management believes that the allowance for credit losses of $289.28 million at March 31, 2023 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the first quarter of 2023 and 2022 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of March 31, 2023 and December 31, 2022. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2023 and 2022 and no allowance for credit losses on available for sale investment securities as of March 31, 2023 and December 31, 2022.

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

Noninterest income for the first quarter of 2023 was $32.74 million, a decrease of $13.28 million or 28.86% from the first quarter of 2022. The decrease was due mainly to a decrease in income from mortgage banking activities primarily as a result of a rising interest rate environment and a lower margin on loans sold in the secondary market. Income from mortgage banking activities totaled $6.38 million for the first quarter of 2023 compared to $19.20 million for the first quarter of 2022. The decrease of $12.82 million or 66.76% for the first quarter of 2023 was mainly due to decreased loan sales. Mortgage loan sales were $166.51 million in the first quarter of 2023 as compared to $1.07 billion in the first quarter of 2022. Mortgage loans originated for sale were $177.81 million for the first quarter of 2023 as compared to $903.61 million for the first quarter of 2022.

Fees from deposit services for the first quarter of 2023 decreased $786 thousand or 7.75% from the first quarter of 2022. The decrease was due mainly to lower income from overdraft fees primarily as a result of implemented changes to United’s overdraft policy during the third quarter of 2022.

Fees from trust services for the first quarter of 2023 increased $653 thousand or 15.82% from the first quarter of 2022 due to an increase in managed assets.

On a linked-quarter basis, noninterest income for the first quarter of 2023 increased $1.87 million or 6.04% from the fourth quarter of 2022. This increase was primarily due to an increase of $1.76 million or 38.18% in income from mortgage banking activities mainly due to a higher quarter end loan pipeline valuation. In addition, income from bank-owned life insurance (“BOLI”) increased $489 thousand or 34.88% due to an increase in cash surrender value and fees from brokerage services increased $471 thousand or 12.63% as a result of increased volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2023 was $137.42 million, which was a decrease of $1.76 million or 1.26% from the first quarter of 2022.

Employee compensation for the first quarter of 2023 decreased $7.21 million or 11.51% when compared to the first quarter of 2022. This decrease was due mainly to lower employee commissions and incentives related to a decline in mortgage banking production and a decline in employee headcount.

Employee benefits expense for the first quarter of 2023 increased $584 thousand or 4.54% from the first quarter of 2022. This increase was primarily due to higher amounts of expense for postretirement benefits.

Net occupancy expense for the first quarter of 2023 increased $646 thousand or 5.77% from the first quarter of 2022. This increase was primarily due to higher amounts of building rental, depreciation and utilities expense partially offset by a decrease in maintenance expense.

FDIC expense increased $1.91 million or 71.60% from the first quarter of 2022 due a higher assessment rate.

Other expense for the first quarter of 2023 increased $1.73 million or 5.26% from the first quarter of 2022. Within other expenses, the most significant increases were consulting and legal expenses, business franchise taxes and advertising expense. Partially offsetting these increases were decreases in the expense for the reserve for unfunded commitments and merger expenses.

On a linked-quarter basis, noninterest expense for the first quarter of 2023 was flat from the fourth quarter of 2022, decreasing $123 thousand, or less than 1%. The decrease in noninterest expense was primarily driven by a decrease in employee compensation of $2.12 million, net losses on the sale of OREO properties of $1.11 million and other expense of $2.42 million. The decrease in employee compensation was primarily driven by lower employee commissions related to mortgage banking production and lower employee incentives. The decrease in the other expense was primarily due to a lower reserve for unfunded loan commitments. These decreases were partially offset by increases in employee benefits of $3.14 million and FDIC insurance expense of $1.34 million. The increase in employee benefits was due to a combination of higher Federal Insurance Contributions Act (“FICA”) and postretirement plans’ expense. The increase in FDIC insurance expense was primarily due to a higher assessment rate.

Income Taxes

For the first quarter of 2023, income tax expense was $24.45 million as compared to $20.10 million for the first quarter of 2022. The increase of $4.35 million was primarily due to higher earnings and higher effective tax rate. On a linked-quarter basis, income tax expense decreased $2.16 million primarily due to lower earnings and lower effective tax rate. United’s effective tax rate was 19.92% for the first quarter of 2023, 19.75% for the first quarter of 2022 and 21.06% for the fourth quarter of 2022.

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

Short-term needs can be met through a wide array of outside sources such as correspondent and downstream correspondent federal funds and utilization of Federal Home Loan Bank (“FHLB”) advances and the Federal Reserve Bank’s (“FRB”) Discount Window or its newly established Bank Term Funding program during the first quarter of 2023.

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances and FRB programs, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries and issuances of trust preferred securities. In the normal course of business, United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs.

During the first quarter of 2023, United increased its interest-bearing deposit balance at the FRB by $725.06 million to $1.53 billion. The change in the balance at the FRB was mostly the result of a $599.93 million increase in FHLB advances and $178.31 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio, partly offset by a $18.58 million decrease in total deposits.

For the three months ended March 31, 2023, cash of $118.15 million was provided by operating activities due mainly to net income of $98.31 million. In addition, accrued expenses and other liabilities increased $14.85 million. Net cash of $91.43 million was provided by investing activities which was primarily due to $147.08 million of net proceeds from the sales of investment securities over purchases partially offset by portfolio loan growth of $54.94 million. During the first three months of 2023, net cash of $532.45 million was provided by financing activities due primarily to net advances of $600.00 million in FHLB borrowings partially offset by cash dividends paid of $48.65 million, a decline in deposits of $18.23 million and cash paid of $10.25 million to redeem subordinated debt during the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $742.04 million for the first three months of 2023.

At March 31, 2023, United had an unused borrowing amount at the FHLB of approximately $5.82 billion subject to delivery of collateral after certain trigger points, $2.20 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230 million, all of which was available at March 31, 2023. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at March 31, 2023. At March 31, 2023, United’s borrowing capacity for the FRB Discount Window was $2.84 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first quarter of 2023.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 14.70% at March 31, 2023 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.53%, 12.53% and 10.78%, respectively. The March 31, 2023 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.61 billion at March 31, 2023, which was an increase of $90.34 million or 2.00% from December 31, 2022. This increase is primarily due to increases of $49.59 million in retained earnings (net income less dividends declared) and $38.60 million in accumulated other comprehensive income due mainly to an after-tax increase in the fair value of available for sale securities.

United’s equity to assets ratio was 15.26% at March 31, 2023 as compared to 15.31% at December 31, 2022. The primary capital ratio, capital and reserves to total assets and reserves, was 16.07% at March 31, 2023 as compared to 16.11% at December 31, 2022. United’s average equity to average asset ratio was 15.49% for the first quarter of 2023 as compared to 16.22% the first quarter of 2022. All of these financial measurements reflect a financially sound position.

During the first quarter of 2023, United’s Board of Directors declared a cash dividend of $0.36 per share. Total cash dividends declared were $48.72 million for the first quarter of 2023 which was a decrease of $546 thousand or 1.11% from dividends declared of $49.27 million for the first quarter of 2022.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2023 and December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2023	December 31, 2022
+200	(6.71%)	(6.83%)
+100	(2.84%)	(3.00%)
-100	1.52%	2.12%
-200	1.45%	2.16%

At March 31, 2023, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 2.84% over one year as compared to a decrease by 3.00% at December 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 6.71% over one year as of March 31, 2023, as compared to a decrease of 6.83% as of December 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.52% over one year as of March 31, 2023 as compared to an increase of 2.12%, over one year as of December 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.45% over one year as of March 31, 2023 as compared to an increase of 2.16% over one year as of December 31, 2022.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.55% in year two as of March 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.19% in year two as of March 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.34% in year two as of March 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 8.65% in year two as of March 31, 2023.

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

At March 31, 2023, United’s mortgage related securities portfolio had an amortized cost of $2.1 billion, of which approximately $907.1 million or 44% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.6 years and a weighted average yield of 2.13%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.5%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 14.2%.

United had approximately $571.2 million in fixed rate commercial mortgage backed Securities (“CMBS”) with a projected yield of 2.00% and a projected average life of 4.8 years on March 31, 2023. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.1 years.

United had approximately $26.8 million in 15-year mortgage backed securities with a projected yield of 2.01% and a projected average life of 4.7 years as of March 31, 2023. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 3.5 years and a WAM of 11.8 years.

United had approximately $347.2 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 7.1 years on March 31, 2023. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 2.1 years and a WAM of 17.8 years.

United had approximately $167 million in 30-year mortgage backed securities with a projected yield of 2.59% and a projected average life of 7.9 years on March 31, 2023. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 3.8 years and a WAM of 24.6 years.

The remaining 2% of the mortgage related securities portfolio on March 31, 2023, included floating rate CMO, CMBS and mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2023 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2022 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended March 31, 2023 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2023	0	$0.00	0	4,371,239
2/01 – 2/28/2023	33,551	$40.94	0	4,371,239
3/01 – 3/31/2023	0	$0.00	0	4,371,239

Total	33,551	$40.94	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2023 – 33,546 shares at an average price of $40.94 were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2023, the following shares were purchased for the deferred compensation plan: February 2023 – 5 shares at an average price of $40.18.

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

UNITED BANKSHARES, INC.
(Registrant)

Date: May 10, 2023	/s/ Richard M. Adams, Jr.
Richard M. Adams, Jr.
Chief Executive Officer

Date: May 10, 2023	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer

82