Form 10-Q
period 2023-06-30
UNITED BANKSHARES INC/WV
filed 2023-08-09
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
 31, 2023
, the registrant had
134,935,049
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2023 and December 31, 2022, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, and the notes to consolidated
financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30 2023	December 31 2022
Assets
Cash and due from banks	$304,337	$294,155
Interest-bearing deposits with other banks	1,386,902	881,418
Federal funds sold	1,118	1,079

Total cash and cash equivalents	1,692,357	1,176,652
Securities available for sale at estimated fair value (amortized cost-$4,443,106 at June 30, 2023 and $5,011,729 at December 31, 2022, allowance for credit losses of $0 at June 30, 2023 and December 31, 2022)	4,005,324	4,541,925
Securities held to maturity, net of allowance for credit losses of $19 at June 30, 2023 and $18 at December 31, 2022 (estimated fair value-$1,020 at June 30, 2023 and December 31, 2022)	1,001	1,002
Equity securities at estimated fair value	8,443	7,629
Other investment securities	327,946	322,048
Loans held for sale measured using fair value option	91,296	56,879
Loans and leases	20,781,926	20,580,163
Less: Unearned income	(17,635)	(21,997)

Loans and leases, net of unearned income	20,764,291	20,558,166
Less: Allowance for loan and lease losses	(250,721)	(234,746)

Net loans and leases	20,513,570	20,323,420
Bank premises and equipment	194,299	199,161
Operating lease right-of-use assets	80,641	71,144
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	4,627	21,022
Bank-owned life insurance (“BOLI”)	483,906	480,184
Accrued interest receivable	97,262	94,890
Other assets	305,090	304,535

TOTAL ASSETS	$29,694,651	$29,489,380

Liabilities
Deposits:
Noninterest-bearing	$6,450,826	$7,199,678
Interest-bearing	15,918,927	15,103,488

Total deposits	22,369,753	22,303,166
Borrowings:
Securities sold under agreements to repurchase	176,739	160,698
Federal Home Loan Bank (“FHLB”) borrowings	1,910,631	1,910,775
Other long-term borrowings	277,807	286,881
Reserve for lending-related commitments	46,768	46,189
Operating lease liabilities	85,038	75,749
Accrued expenses and other liabilities	190,872	189,729

TOTAL LIABILITIES	25,057,608	24,973,187
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,240,858 and 142,011,560 at June 30, 2023 and December 31, 2022, respectively, including 7,306,000 and 7,266,438 shares in treasury at June 30, 2023 and December 31, 2022, respectively	355,602	355,029
Surplus	3,175,284	3,168,874
Retained earnings	1,668,844	1,575,426
Accumulated other comprehensive loss	(310,678)	(332,732)
Treasury stock, at cost	(252,009)	(250,404)

TOTAL SHAREHOLDERS’ EQUITY	4,637,043	4,516,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,694,651	$29,489,380

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$294,358	$196,165	$574,254	$377,002
Interest on federal funds sold and other short-term investments	12,706	4,841	23,689	7,170
Interest and dividends on securities:
Taxable	36,721	24,558	72,980	42,063
Tax-exempt	2,147	2,207	4,312	4,331

Total interest income	345,932	227,771	675,235	430,566
Interest expense
Interest on deposits	91,577	9,751	160,169	18,312
Interest on short-term borrowings	1,489	237	2,646	418
Interest on long-term borrowings	25,405	2,880	50,639	5,431

Total interest expense	118,471	12,868	213,454	24,161

Net interest income	227,461	214,903	461,781	406,405
Provision for credit losses	11,440	(1,807)	18,330	(5,217)

Net interest income after provision for credit losses	216,021	216,710	443,451	411,622
Other income
Fees from trust services	4,516	4,294	9,296	8,421
Fees from brokerage services	3,918	4,115	8,118	8,667
Fees from deposit services	9,325	10,830	18,687	20,978
Bankcard fees and merchant discounts	1,707	1,671	3,414	3,050
Other service charges, commissions, and fees	949	785	2,087	1,544
Income from bank-owned life insurance	2,022	4,120	3,913	6,314
Income from mortgage banking activities	7,907	12,445	14,291	31,648
Mortgage loan servicing income	9,841	2,328	12,117	4,715
Net investment securities (losses) gains	(7,336)	1,182	(7,741)	931
Other income	2,329	1,838	3,740	3,365

Total other income	35,178	43,608	67,922	89,633
Other expense
Employee compensation	58,502	62,632	113,916	125,253
Employee benefits	12,236	12,047	25,671	24,898
Net occupancy expense	11,409	11,206	23,242	22,393
Other real estate owned (“OREO”) expense	315	46	982	228
Net losses (gains) on the sales of OREO properties	16	(454)	(27)	(487)
Equipment expense	8,026	7,310	15,022	14,645
Data processing expense	7,256	7,549	14,729	14,920
Mortgage loan servicing expense and impairment	1,699	1,783	3,583	3,426
Bankcard processing expense	536	488	1,058	912
FDIC insurance expense	4,570	3,004	9,157	5,677
Other expense	30,723	35,563	65,374	68,484

Total other expense	135,288	141,174	272,707	280,349

Income before income taxes	115,911	119,144	238,666	220,906
Income taxes	23,452	23,531	47,900	43,629

Net income	$92,459	$95,613	$190,766	$177,277

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) – continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Earnings per common share:
Basic	$0.68	$0.71	$1.42	$1.31

Diluted	$0.68	$0.71	$1.41	$1.30

Average outstanding shares:
Basic	134,683,010	134,623,061	134,472,074	135,336,729
Diluted	134,849,818	134,863,650	134,748,868	135,634,398
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND
SUBSIDIARIES

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$92,459	$95,613	$190,766	$177,277
Change in net unrealized (loss) gain on available-for-sale (“AFS”) securities, net of tax	(20,595)	(114,707)	24,562	(269,820)
Change in net unrealized gain (loss) on cash flow hedge, net of tax	3,444	8,402	(3,713)	26,070
Change in pension plan assets, net of tax	603	640	1,205	1,281

Comprehensive income (loss), net of tax	$75,911	$(10,052)	$212,820	$(65,192)

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC.
AND
SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2023
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2023	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	98,307	0	0	98,307
Other comprehensive income, net of tax	0	0	0	0	38,602	0	38,602

Total comprehensive income, net of tax							136,909
Stock based compensation expense	0	0	2,713	0	0	0	2,713
Stock grant forfeiture (1,506 shares)	0	0	58	0	0	(58)	0
Purchase of treasury stock (33,551 shares)	0	0	0	0	0	(1,374)	(1,374)
Cash dividends ($0.36 per share)	0	0	0	(48,720)	0	0	(48,720)
Net issuance of common stock under stock-based compensation plans (226,486 shares)	226,486	566	250	0	0	0	816

Balance at March 31, 2023	142,238,046	355,595	3,171,895	1,625,013	(294,130)	(251,836)	4,606,537
Comprehensive income:
Net income	0	0	0	92,459	0	0	92,459
Other comprehensive loss, net of tax	0	0	0	0	(16,548)	0	(16,548)

Total comprehensive income, net of tax							75,911
Stock based compensation expense	0	0	3,295	0	0	0	3,295
Purchase of treasury stock (60 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.36 per share)	0	0	0	(48,628)	0	0	(48,628)
Stock grant forfeiture (4,445 shares)	0	0	172	0	0	(172)	0
Net issuance of common stock under stock-based compensation plans (2,812 shares)	2,812	7	(78)	0	0	0	(71)

Balance at June 30, 2023	142,240,858	$355,602	$3,175,284	$1,668,844	$(310,678)	$(252,009)	$4,637,043

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2022
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss, net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss, net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	354,458	3,156,101	1,423,175	(141,692)	(196,902)	4,595,140
Comprehensive income:
Net income	0	0	0	95,613	0	0	95,613
Other comprehensive loss, net of tax	0	0	0	0	(105,665)	0	(105,665)

Total comprehensive loss, net of tax							(10,052)
Stock based compensation expense	0	0	2,543	0	0	0	2,543
Purchase of treasury stock (1,548,767 shares)	0	0	0	0	0	(53,391)	(53,391)
Cash dividends ($0.36 per share)	0	0	0	(48,544)	0	0	(48,544)
Stock grant forfeiture (2,445 shares)	0	0	88	0	0	(88)	0
Net issuance of common stock under stock-based compensation plans (63,419 shares)	63,419	158	1,196	0	0	0	1,354

Balance at June 30, 2022	141,846,451	$354,616	$3,159,928	$1,470,244	$(247,357)	$(250,381)	$4,487,050

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended June 30
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$183,091	$490,018

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	181,637	219
Proceeds from maturities and calls of securities available for sale	481,428	302,323
Purchases of securities available for sale	(107,795)	(1,434,105)
Proceeds from sales of equity securities	98	349
Purchases of equity securities	(994)	(1,891)
Proceeds from sales and redemptions of other investment securities	89,888	3,182
Purchases of other investment securities	(102,358)	(15,614)
Redemption of bank-owned life insurance policies	429	9,395
Purchases of bank premises and equipment	(6,725)	(6,125)
Proceeds from sales of bank premises and equipment	2,465	844
Proceeds from sales of mortgage servicing rights	23,450	0
Proceeds from the sales of OREO properties	1,081	2,507
Net change in loans	(205,955)	(939,329)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	356,649	(2,078,245)

FINANCING ACTIVITIES
Cash dividends paid	(97,266)	(95,942)
Acquisition of treasury stock	(1,375)	(79,452)
Proceeds from exercise of stock options	1,563	6,377
Repayment of long-term Federal Home Loan Bank borrowings	(1,900,000)	(20,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,900,000	0
Redemption of subordinated debt	(10,250)	0
Changes in:
Deposits	67,252	(321,838)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	16,041	(602)

NET CASH USED IN FINANCING ACTIVITIES	(24,035)	(511,457)

Increase (Decrease) in cash and cash equivalents	515,705	(2,099,684)
Cash and cash equivalents at beginning of year	1,176,652	3,758,170

Cash and cash equivalents at end of period	$1,692,357	$1,658,486

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$3,672	$1,131
Transfers of loans to bank premises and equipment	0	4,541
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	0	(345)
Liabilities assumed	0	2,050
Goodwill	0	2,395
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

and Article 10 of Regulation

S-X.

Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2023 and 2022 and for the three-month and six-month

periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2022 Annual Report on Form

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
In December 2022, the FASB issued ASU

2022-06,

“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU

2022-06

extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU

2020-04

to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. At the time ASU

2020-04

was issued, the United Kingdom’s Financial Conduct Authority (“FCA”) had established the intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022; 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the

FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023. Accordingly, ASU

2022-06

defers the expiration date of ASU 848 to December 31, 2024. United implemented a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. In addition, United took steps to ensure that no new contracts using LIBOR were originated after December 31, 2021. At this time, United is prioritizing the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR; however, these preferred alternatives could change over time based on market developments.
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

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$545,045	$13	$15,922	$0	$529,136
State and political subdivisions	620,356	13	90,752	0	529,617
Residential mortgage-backed securities
Agency	1,298,672	2	192,449	0	1,106,225
Non-agency	109,373	0	10,548	0	98,825
Commercial mortgage-backed securities
Agency	547,847	11	62,660	0	485,198
Asset-backed securities	909,879	26	19,837	0	890,068
Single issue trust preferred securities	17,361	0	1,886	0	15,475
Other corporate securities	394,573	0	43,793	0	350,780

Total	$4,443,106	$65	$437,847	$0	$4,005,324

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$548,407	$12	$18,927	$0	$529,492
State and political subdivisions	820,167	36	110,673	0	709,530
Residential mortgage-backed securities
Agency	1,369,471	4	194,531	0	1,174,944
Non-agency	121,336	66	9,429	0	111,973
Commercial mortgage-backed securities
Agency	627,768	8	65,223	0	562,553
Asset-backed securities	943,813	0	32,202	0	911,611
Single issue trust preferred securities	17,342	88	1,146	0	16,284
Other corporate securities	563,425	44	37,931	0	525,538

Total	$5,011,729	$258	$470,062	$0	$4,541,925

United excludes accrued interest from the amortized cost basis of available-for-sale
debt securities and report
s
accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $21,353 and $23,955 at June 30, 2023 and December 31, 2022, respectively, that is recorded in “Accrued interest receivable.”

The
following is a summary of securities available for sale which were in an unrealized loss position
at June 30, 2023 and December 31, 2022.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$150,585	$2,041	$370,238	$13,881	$520,823	$15,922
State and political subdivisions	5,196	250	512,473	90,502	517,669	90,752
Residential mortgage-backed securities
Agency	70,306	3,392	1,035,554	189,057	1,105,860	192,449
Non-agency	22,090	778	76,735	9,770	98,825	10,548
Commercial mortgage-backed securities
Agency	7,752	239	474,252	62,421	482,004	62,660
Asset-backed securities	49,275	699	822,276	19,138	871,551	19,837
Single issue trust preferred securities	2,894	201	12,581	1,685	15,475	1,886
Other corporate securities	15,645	951	327,360	42,842	343,005	43,793

Total	$323,743	$8,551	$3,631,469	$429,296	$3,955,212	$437,847

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$473,025	$13,628	$48,793	$5,299	$521,818	$18,927
State and political subdivisions	496,328	63,019	192,234	47,654	688,562	110,673
Residential mortgage-backed securities
Agency	623,587	70,744	550,135	123,787	1,173,722	194,531
Non-agency	58,839	2,083	42,901	7,346	101,740	9,429
Commercial mortgage-backed securities
Agency	396,380	27,469	163,226	37,754	559,606	65,223
Asset-backed securities	425,482	14,134	486,129	18,068	911,611	32,202
Single issue trust preferred securities	0	0	13,109	1,146	13,109	1,146
Other corporate securities	195,425	18,064	261,170	19,867	456,595	37,931

Total	$2,669,066	$209,141	$1,757,697	$260,921	$4,426,763	$470,062

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Proceeds from sales and calls	$477,317	$150,915	$663,065	$302,542
Gross realized gains	0	0	0	0
Gross realized losses	7,239	0	7,659	0

At
June 30, 2023, gross unrealized losses on available for sale securities were $437,847 on 1,138 securities of a total portfolio of 1,179 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at June 30, 2023 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $620,356 at June 30, 2023. As of June 30, 2023, approximately 48% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2023. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at June 30, 2023.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $265,644 on mortgage-backed
securities June 30, 2023. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,846,519 at June 30, 2023. Of the $1,846,519 amount, $547,847 was related to agency commercial mortgage-backed securities and $1,298,672 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2023.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $109,373 at June 30, 2023. Of the $109,373, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2023.
Asset-backed securities
As of June 30, 2023, United’s asset-backed securities portfolio had a total amortized cost balance of $909,879. 100% of the portfolio was investment grade rated as of June 30, 2023. Approximately 25% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 75% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of June 30, 2023, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2023 consisted of $8,472 in investment grade bonds, $3,095 in split rated bonds, and $5,794 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2023, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of June 30, 2023, United’s other corporate securities portfolio had a total amortized cost balance of $394,573. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $394,573, 98% had at least one rating above investment grade, none were below investment grade rated, and 2% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at June 30, 2023.
The
amortized cost and estimated fair value of securities available for sale at June 30, 2023 and December 31, 2022 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$575,534	$565,154	$384,921	$380,575
Due after one year through five years	450,103	415,861	856,743	817,881
Due after five years through ten years	907,581	785,354	981,983	858,819
Due after ten years	2,509,888	2,238,955	2,788,082	2,484,650

Total	$4,443,106	$4,005,324	$5,011,729	$4,541,925

Equity securities at fair value
Equity securities consist mainly of mutual funds of equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $8,443 at June 30, 2023 and $7,629 at December 31, 2022.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net gains recognized during the period on equity securities sold	$0	$0	$0	$0
Unrealized gains recognized during the period on equity securities still held at period end	0	6	82	25
Unrealized losses recognized during the period on equity securities still held at period end	(97)	(188)	(164)	(458)

Net losses recognized during the period	$(97)	$(182)	$(82)	$(433)

Other investment securities
During the second quarter of 2023, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2023 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the recorded fair value of its cost method securities.

The
carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,799,341 and $2,412,820 at June 30, 2023 and December 31, 2022, respecti vely.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2023	December 31, 2022
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,707,719	$1,724,927
Nonowner-occupied commercial real estate	6,572,404	6,286,974
Other commercial	3,550,575	3,612,568

Total commercial, financial & agricultural	11,830,698	11,624,469
Residential real estate	4,908,633	4,662,911
Construction & land development	2,817,706	2,926,971
Consumer:
Bankcard	9,192	9,273
Other consumer	1,215,697	1,356,539
Less: Unearned income	(17,635)	(21,997)

Total gross loans	$20,764,291	$20,558,166

The
table above does not include loans held for sale of $91,296 and $56,879 at June 30, 2023 and December 31, 2022, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $68,238 and $24,901 at June 30, 2023 and December 31, 2022, respectively.
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
and leases:

Age Analysis of Past Due Loans and Leases As of June 30, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing

Commercial real estate:
Owner-occupied	$4,406	$7,739	$12,145	$1,695,574	$1,707,719	$0
Nonowner-occupied	5,355	8,406	13,761	6,558,643	6,572,404	154
Other commercial	4,145	2,705	6,850	3,543,725	3,550,575	601
Residential real estate	23,003	17,696	40,699	4,867,934	4,908,633	10,074
Construction & land development	5,017	576	5,593	2,812,113	2,817,706	0
Consumer:
Bankcard	78	67	145	9,047	9,192	67
Other consumer	29,307	4,363	33,670	1,182,027	1,215,697	4,111

Total	$71,311	$41,552	$112,863	$20,669,063	$20,781,926	$15,007

Age Analysis of Past Due Loans and Leases As of December 31, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing

Commercial real estate:
Owner-occupied	$5,643	$12,368	$18,011	$1,706,916	$1,724,927	$4,023
Nonowner-occupied	9,996	8,916	18,912	6,268,062	6,286,974	0
Other commercial	13,466	5,338	18,804	3,593,764	3,612,568	2,946
Residential real estate	25,315	17,735	43,050	4,619,861	4,662,911	7,342
Construction & land development	3,060	475	3,535	2,923,436	2,926,971	0
Consumer:
Bankcard	63	109	172	9,101	9,273	109
Other consumer	33,993	4,570	38,563	1,317,976	1,356,539	4,220

Total	$91,536	$49,511	$141,047	$20,439,116	$20,580,163	$18,640

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At June 30, 2023		At December 31, 2022
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses

Commercial Real Estate:
Owner-occupied	$7,739	$7,739	$8,345	$8,345
Nonowner-occupied	8,252	8,252	8,916	8,916
Other Commercial	2,104	2,104	2,392	2,392
Residential Real Estate	7,622	6,850	10,393	8,564
Construction	576	576	475	475
Consumer:
Bankcard	0	0	0	0
Other consumer	252	252	350	350

Total	$26,545	$25,773	$30,871	$29,042

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2023 and 2022.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The

1
8

following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023, the date United adopted ASU
2022-02,
through June 30, 2023, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented as follows.

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Three Months Ended June 30, 2023
	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable

Commercial real estate:
Owner-occupied	$504	$0	0.03%
Nonowner-occupied	0	0	0.00%
Other commercial	23	0	0.00%
Residential real estate	425	0	0.01%
Construction & land development	0	0	0.00%
Consumer:
Bankcard	0	0	0.00%
Other consumer	0	0	0.00%

Total	$952	$0	0.00%

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Six Months Ended June 30, 2023
	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$504	$0	0.03%
Nonowner-occupied	0	1,767	0.03%
Other commercial	23	0	0.00%
Residential real estate	519	0	0.01%
Construction & land development	0	0	0.00%
Consumer:
Bankcard	0	0	0.00%
Other consumer	0	0	0.00%

Total	$1,046	$1,767	0.01%

As of June 30, 2023, United did not have any commitments to lend additional funds on the above loans modified due to the debtors experiencing financial difficulty.
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

United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging analysis of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023 through June 30, 2023, presented by class of financing receivable:

Payment Status (Amortized Cost Basis) As of June 30, 2023
	Current	30-89 Days Past Due	90+ Days Past Due

Commercial real estate:
Owner-occupied	$504	$0	$0
Nonowner-occupied	1,767	0	0
Other commercial	23	0	0
Residential real estate	519	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	$2,813	$0	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	1.0	0.00%	1.0
Nonowner-occupied	0.00%	0	1.50%	0
Other Commercial	0.00%	1.0	0.00%	1.0
Residential Real Estate	0.00%	5.0	0.00%	4.6
Construction & land development	0.00%	0	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0
No loan or lease modifications completed on or after January 1, 2023 through June 30, 2023 to borrowers experiencing financial difficulty had a payment default during the three and six months ended June 30, 2023.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2023 and December 31, 2022:

	Collateral Dependent Loans and Leases
	At June 30, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$36	$0	$0	$10,169	$9,106	$19,311
Nonowner-occupied	3,138	0	0	5,564	4,266	12,968
Other commercial	0	2,205	0	0	39	2,244
Residential real estate	11,424	0	0	0	0	11,424

	Collateral Dependent Loans and Leases
	At June 30, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Construction & land development	1,104	0	1,266	0	854	3,224
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,702	$2,205	$1,266	$15,733	$14,265	$49,171

	Collateral Dependent Loans and Leases
	At December 31, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$46	$22	$0	$15,718	$9,635	$25,421
Nonowner-occupied	3,245	0	0	2,784	7,619	13,649
Other commercial	0	5,444	0	0	140	5,584
Residential real estate	11,858	0	0	0	0	11,858
Construction & land development	14	0	1,312	0	738	2,063
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,163	$5,466	$1,312	$18,502	$18,132	$58,575

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
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:
Commercial Real Estate—Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$64,945	$339,741	$260,113	$272,258	$116,170	$566,784	$30,817	$324	$1,651,152
Special Mention	0	280	0	0	2,508	15,100	0	0	17,888
Substandard	0	142	293	506	453	36,895	0	132	38,421
Doubtful	0	0	0	0	0	258	0	0	258

Total	$64,945	$340,163	$260,406	$272,764	$119,131	$619,037	$30,817	$456	$1,707,719

Current-period charge-offs	0	0	0	0	0	(697)	0	0	(697)
Current-period recoveries	0	7	0	0	0	111	0	0	118

Current-period net recoveries (charge-offs)	$0	$7	$0	$0	$0	$(586)	$0	$0	$(579)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$339,765	$276,667	$284,091	$122,582	$112,126	$504,485	$32,465	$350	$1,672,531
Special Mention	0	0	0	496	1,158	5,358	920	0	7,932
Substandard	143	936	522	417	642	41,301	0	233	44,194
Doubtful	0	0	0	0	0	270	0	0	270

Total	$339,908	$277,603	$284,613	$123,495	$113,926	$551,414	$33,385	$583	$1,724,927

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	489	0	0	489

Current-period net recoveries	$0	$0	$0	$0	$0	$421	$0	$0	$421

Commercial Real Estate—Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$214,056	$1,426,186	$1,627,691	$698,480	$678,034	$1,502,971	$171,286	$120	$6,318,824
Special Mention	0	513	2,401	22,016	92,085	90,582	0	0	207,597
Substandard	0	0	0	547	3,521	41,614	301	0	45,983
Doubtful	0	0	0	0	0	0	0	0	0

Total	$214,056	$1,426,699	$1,630,092	$721,043	$773,640	$1,635,167	$171,587	$120	$6,572,404

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	757	0	0	757

Current-period net recoveries	$0	$0	$0	$0	$0	$733	$0	$0	$733

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,415,465	$1,399,023	$739,474	$687,755	$341,367	$1,297,076	$183,779	$135	$6,064,074
Special Mention	557	2,401	6,852	84,781	980	23,137	0	0	118,708
Substandard	0	0	673	34,079	17,180	51,897	363	0	104,192
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,416,022	$1,401,424	$746,999	$806,615	$359,527	$1,372,110	$184,142	$135	$6,286,974

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	234	0	0	234

Current-period net recoveries	$0	$0	$0	$0	$0	$234	$0	$0	$234

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$234,990	$727,072	$510,825	$316,730	$213,168	$429,766	$1,027,635	$29	$3,460,215
Special Mention	224	2,317	2,615	535	1,920	3,495	20,117	27	31,250
Substandard	5	14,504	184	843	1,218	11,753	30,603	0	59,110
Doubtful	0	0	0	0	0	0	0	0	0

Total	$235,219	$743,893	$513,624	$318,108	$216,306	$445,014	$1,078,355	$56	$3,550,575

Current-period charge-offs	0	(9)	(97)	0	(13)	(478)	(58)	(78)	(733)
Current-period recoveries	0	0	0	0	14	1,128	2	0	1,144

Current-period net (charge-offs) recoveries	$0	$(9)	$(97)	$0	$1	$650	$(56)	$(78)	$411

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$749,919	$581,588	$398,682	$230,209	$75,577	$426,406	$1,033,459	$1,596	$3,497,436
Special Mention	14,244	3,652	331	2,115	936	2,799	35,997	38	60,112
Substandard	4,023	432	29	871	5,603	6,182	37,778	42	54,960
Doubtful	0	0	0	0	0	60	0	0	60

Total	$768,186	$585,672	$399,042	$233,195	$82,116	$435,447	$1,107,234	$1,676	$3,612,568

Current-period charge-offs	0	(364)	(202)	(211)	(2,490)	(1,041)	0	0	(4,308)
Current-period recoveries	0	0	84	17	705	4,561	0	0	5,367

Current-period net (charge-offs) recoveries	$0	$(364)	$(118)	$(194)	$(1,785)	$3,520	$0	$0	$1,059

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$369,675	$1,566,005	$864,864	$463,396	$274,138	$921,087	$420,664	$2,636	$4,882,465
Special Mention	0	0	0	0	139	3,948	1,801	0	5,888
Substandard	0	0	406	385	673	17,544	1,179	93	20,280
Doubtful	0	0	0	0	0	0	0	0	0

Total	$369,675	$1,566,005	$865,270	$463,781	$274,950	$942,579	$423,644	$2,729	$4,908,633

Current-period charge-offs	0	0	0	0	(86)	0	0	0	(86)
Current-period recoveries	0	0	6	0	409	0	0	0	415

Current-period net recoveries	$0	$0	$6	$0	$323	$0	$0	$0	$329

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,525,762	$847,177	$492,628	$291,334	$245,158	$791,366	$439,800	$2,683	$4,635,908
Special Mention	0	0	0	0	11	4,418	1,888	0	6,317
Substandard	0	1,448	68	445	866	17,001	858	0	20,686
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,525,762	$848,625	$492,696	$291,779	$246,035	$812,785	$442,546	$2,683	$4,662,911

Current-period charge-offs	0	(809)	0	0	(284)	(453)	0	0	(1,546)
Current-period recoveries	0	1	0	0	16	1,483	7	0	1,507

Current-period net (charge-offs) recoveries	$0	$(808)	$0	$0	$(268)	$1,030	$7	$0	$(39)

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$227,029	1,052,489	$865,025	$235,828	$20,074	$81,555	$321,022	$0	$2,803,022
Special Mention	0	2,172	2,290	2,534	3,410	323	200	0	10,929
Substandard	0	1,247	161	0	11	2,336	0	0	3,755
Doubtful	0	0	0	0	0	0	0	0	0

Total	$227,029	1,055,908	$867,476	$238,362	$23,495	$84,214	$321,222	$0	$2,817,706

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	49	0	0	49

Current-period net recoveries	$0	$0	$0	$0	$0	$35	$0	$0	$35

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$806,442	$1,109,601	$389,751	$133,711	$117,934	$109,320	$252,604	$0	$2,919,363
Special Mention	0	0	65	3,421	0	1,447	0	0	4,933
Substandard	0	219	0	13	0	2,443	0	0	2,675
Doubtful	0	0	0	0	0	0	0	0	0

Total	$806,442	$1,109,820	$389,816	$137,145	$117,934	$113,210	$252,604	$0	$2,926,971

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,414	0	0	1,414

Current-period net recoveries	$0	$0	$0	$0	$0	$1,412	$0	$0	$1,412

Bankcard
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,047	$0	$9,047
Substandard	0	0	0	0	0	0	78	0	78
Doubtful	0	0	0	0	0	0	67	0	67
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,192	$0	$9,192

Current-period charge-offs	0	0	0	0	0	0	(171)	0	(171)
Current-period recoveries	0	0	0	0	0	0	16	0	16

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(155)	$0	$(155)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,101	$0	$9,101
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	109	0	109
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,273	$0	$9,273

Current-period charge-offs	0	0	0	0	0	0	(355)	0	(355)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(346)	$0	$(346)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$127,264	$525,077	$261,903	$136,679	$91,814	$36,623	$2,668	$0	$1,182,028
Special Mention	88	12,029	9,607	4,082	2,158	1,312	30	0	29,306
Substandard	38	1,550	1,841	707	160	66	1	0	4,363
Doubtful	0	0	0	0	0	0	0	0	0

Total	$127,390	$538,656	$273,351	$141,468	$94,132	$38,001	$2,699	$0	$1,215,697

Current-period charge-offs	0	(1,367)	(1,306)	(530)	(205)	(77)	0	0	(3,485)
Current-period recoveries	0	97	84	15	30	131	0	0	357

Current-period net (charge- offs) recoveries	$0	$(1,270)	$(1,222)	$(515)	$(175)	$54	$0	$0	$(3,128)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$626,666	$319,719	$176,423	$128,176	$55,147	$9,202	$2,644	$0	$1,317,977
Special Mention	9,891	13,449	5,769	3,075	1,295	464	50	0	33,993
Substandard	1,144	2,214	927	167	89	28	0	0	4,569
Doubtful	0	0	0	0	0	0	0	0	0

Total	$637,701	$335,382	$183,119	$131,418	$56,531	$9,694	$2,694	$0	$1,356,539

Current-period charge-offs	(394)	(1,435)	(851)	(331)	(162)	(198)	0	0	(3,371)
Current-period recoveries	12	102	61	87	60	207	0	0	529

Current-period net (charge- offs) recoveries	$(382)	$(1,333)	$(790)	$(244)	$(102)	$9	$0	$0	$(2,842)

At June 30, 2023 and December 31, 2022, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $3,756 and $2,052
, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2023 and December 31, 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $
639 and $1,309, respectively.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $74,384 and $70,332 at June 30, 2023 and December 31, 2022, respectively, related to loans and leases that are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become
90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of June 30, 2023 and December 31, 2022:

	Accrued Interest Receivable
	At June 30, 2023	At December 31, 2022
Commercial Real Estate:
Owner-occupied	$4,639	$4,855
Nonowner-occupied	21,380	19,801
Other Commercial	13,212	10,904
Residential Real Estate	17,013	16,117
Construction	15,150	15,195
Consumer:
Bankcard	0	0
Other consumer	2,990	3,460

Total	$74,384	$70,332

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2023 and 2022:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Commercial real estate:
Owner-occupied	$16	$6	$16	$6
Nonowner-occupied	0	0	0	0
Other commercial	15	22	28	22
Residential real estate	95	55	145	75
Construction & land development	0	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	88	56	182	123

Total	$214	$139	$373	$226

2
6

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $46,768 and $46,189 at June 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for credit losses at June 30, 2023 increased $16,554 or 5.89% from December 31, 2022. The overall increase in the allowance was driven primarily by a change in qualitative factors and as well as an expected worsening of future economic performance within the reasonable and supportable forecast. This increase was offset slightly due to improvement in historical loss rates and a decrease in allocations established for individually assessed loans.
The second quarter of 2023 qualitative adjustments include analyses of the following:

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

•
The forecast for real GDP in 2023 improved in the second quarter, from a projection of 0.40% for 2023 in the first quarter to 1.00% for 2023 with a slight downward shift for 2024, from a projection of 1.20% for 2024 in the first quarter to 1.10% for 2024 in the second quarter. The unemployment rate improved for 2023 between first and second quarter, 4.50% to 4.10%, while remaining fairly consistent for 2024 with a slight improvement from 4.60% to 4.50%. The forecast for 2025 changed minimally for both real GDP and the unemployment rate – both experienced a 10 bps decrease compared to the first quarter.

•
Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Three Months Ended June 30, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,547	$42,672	$79,011	$38,476	$50,036	$537	$16,212	$240,491
Charge-offs	(227)	0	(106)	(46)	0	(79)	(1,816)	(2,274)
Recoveries	71	16	572	234	17	13	142	1,065
Provision	(1,404)	6,251	739	2,761	3,205	96	(209)	11,439

Ending balance	$11,987	$48,939	$80,216	$41,425	$53,258	$567	$14,329	$250,721

2
8

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Six Months Ended June 30, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(697)	(24)	(733)	(86)	(14)	(171)	(3,485)	(5,210)
Recoveries	118	757	1,144	415	49	16	357	2,856
Provision	(1,379)	9,663	99	4,869	4,833	161	83	18,329

Ending balance	$11,987	$48,939	$80,216	$41,425	$53,258	$567	$14,329	$250,721

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	0	(4,308)	(1,546)	(2)	(355)	(3,371)	(9,650)
Recoveries	489	234	5,367	1,507	1,414	9	529	9,549
Provision	(919)	(3,847)	215	9,862	7,583	590	5,347	18,831

Ending balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($90,102)	$0	$0	$105,165	($90,102)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($87,544)	$0	$0	$105,165	($87,544)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $1,279 and $2,558 for the three and six months ended June 30, 2023 as compared to $1,379 and $2,758 for the three and six months ended June 30, 2022, respectively.
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
The Company initially measures servicing assets and liabilities retained related to the sale of residential loans at fair value, if practicable. For subsequent measurement purposes, the Company measures servicing assets and liabilities based on the lower of cost or market using the amortization method. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of the MSRs is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.
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

The unpaid principal balances of loans serviced for others were approximately $1,242,441 at June 30, 2023 and $3,381,485 at December 31, 2022.
The estimated fair value of the mortgage servicing rights was $13,950 and $41,880 at June 30, 2023 and December 31, 2022, respectively. The estimated fair value of servicing rights at June 30, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to

10.96% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 4.83% to 11.35% with a weighted average prepayment rate of 5.70%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.94%. The estimated fair value of servicing rights at December 31, 2022 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.74% with a weighted average discount rate of 10.62%, average CPR ranging from 5.66% to 7.62% with a weighted average prepayment rate of 6.30%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.19%. Please refer to Note 13 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
MSRs beginning balance	$19,987	$23,089	$21,022	$24,027
Amount sold	(14,766)	0	(15,001)	0
Amount capitalized	150	423	295	1,110
Amount amortized	(744)	(919)	(1,689)	(2,544)

MSRs ending balance	$4,627	$22,593	$4,627	$22,593

MSRs valuation allowance beginning balance	$0	$0	$0	$(883)
Aggregate additions charged and recoveries credited to operations	0	0	0	883
MSRs impairment	0	0	0	0

MSRs valuation allowance ending balance	$0	$0	$0	$0

MSRs, net of valuation allowance	$4,627	$22,593	$4,627	$22,593

For the three and six months ended June 30, 2023, United recognized net gains of $8,148 and $8,306 on the sale of MSRs. The Company did not record any temporary impairments on MSRs for the three and six months ended June 30, 2023 and 2022.
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

3
1

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
The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	June 30, 2023	June 30, 2022
Operating lease cost	Net occupancy expense	$5,343	$5,251
Sublease income	Net occupancy expense	(60)	(40)

Net lease cost		$5,283	$5,211

		Six Months Ended	Six Months Ended
	Classification	June 30, 2023	June 30, 2022
Operating lease cost	Net occupancy expense	$10,735	$10,380
Sublease income	Net occupancy expense	(121)	(207)

Net lease cost		$10,614	$10,173

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$80,641	$71,144
Operating lease liabilities	Operating lease liabilities	$85,038	$75,749
Other information related to leases was as follows:

June 30, 2023
Weighted-average remaining lease term:
Operating leases	7.03 years
Weighted-average discount rate:
Operating leases	2.67%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,456	$5,187
ROU assets obtained in the exchange for lease liabilities	8,172	2,523

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,942	$10,497
ROU assets obtained in the exchange for lease liabilities	18,365	4,123

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2022, consists of the following as of June 30, 2023:

Year	Amount
2023	$9,934
2024	16,606
2025	13,205
2026	11,950
2027	10,142
Thereafter	31,655

Total lease payments	93,492
Less: imputed interest	(8,454)

Total	$85,038

9. SHORT-TERM BORROWINGS
At June 30, 2023 and December 31, 2022, short-term borrowings were as follows:

	As of June 30, 2023	As of December 31, 2022
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	176,739	160,698

Total short-term borrowings	$176,739	$160,698

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2023, United had no outstanding balance under this credit.
10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2023, United had an unused borrowing amount of approximately $6,653,985 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2023, $1,910,631 of FHLB advances with a weighted-average contractual interest rate of 5.19% and a weighted-average effective interest rate of 3.92% are scheduled to mature within the next two years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at June 30, 2023 to manage interest rate risk on its long-term debt.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2023	$1,900,000
2024	0
2025	10,631
2026	0
2027 and thereafter	0

Total	$1,910,631

At June 30, 2023, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial Corporation acquisition. During the first quarter of 2023, United redeemed these fixed-to-floating
rate subordinated notes. At December 31, 2022, the outstanding balance of the subordinated notes was $9,892. At June 30, 2023 and December 31, 2022, the outstanding balance of the Debentures was $277,807 and $276,989, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,171,216 and $7,250,155 of loan commitments outstanding as of June 30, 2023 and December 31, 2022, respectively, approximately
38
% of which contractually expire within one year. Excluded in the June 30, 2023 and December 31, 2022 amounts above are commitments to extend credit of $410,696 and $719,841 respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2023 and December 31, 2022, United had $16,389 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $158,193 and $147,511 as of June 30, 2023 and December 31, 2022, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment reserve was immaterial as of June 30, 2023 and December 31, 2022.
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

3
5

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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of June 30, 2023, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $24,421 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following June 30, 2023 related to the cash flow hedges. As of June 30, 2023, the maximum length of time over which forecasted transactions are hedged is seven years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000 for asset derivatives as of June 30, 2023. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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

3
6

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2023 and December 31, 2022.

	Asset Derivatives
	June 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$52,854	$3,944	Other assets	$55,073	$4,038

Total Fair Value Hedges		$52,854	$3,944		$55,073	$4,038
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$552,854	$3,944		$555,073	$4,038

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$8,255	$105	Other assets	$15,475	$220
TBA mortgage-backed securities	Other assets	109,102	861	Other assets	22,649	146
Interest rate lock commitments	Other assets	106,178	1,568	Other assets	73,412	1,146

Total derivatives not designated as hedging instruments		$223,535	$2,534		$111,536	$1,512

Total asset derivatives		$776,389	$6,478		$666,609	$5,550

	Liability Derivatives
	June 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$8,673	$42	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	0	0	Other liabilities	63,000	213
Interest rate lock commitments	Other liabilities	64,256	50	Other liabilities	48,949	348

Total derivatives not designated as hedging instruments		$72,929	$92		$111,949	$561

Total liability derivatives		$72,929	$92		$111,949	$561

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2023 and December 31, 2022.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	June 30, 2023
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$53,524	$(3,025)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2022
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$55,770	$(3,069)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2023	June 30, 2022
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$6,028	$263
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$38	$(169)

Total derivatives in hedging relationships		$6,066	$94

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(64)	$723
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,426	(10,303)
Interest rate lock commitments	Income from Mortgage Banking Activities	(183)	(1,631)

Total derivatives not designated as hedging instruments		$1,179	$(11,211)

Total derivatives		$7,245	$(11,117)

		Six Months Ended
	Income Statement Location	June 30, 2023	June 30, 2022
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$10,943	$(79)
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(51)	$(334)

Total derivatives in hedging relationships		$10,892	$(413)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(157)	$(324)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	927	1,107
Interest rate lock commitments	Income from Mortgage Banking Activities	424	(5,337)

Total derivatives not designated as hedging instruments		$1,194	$(4,554)

Total derivatives		$12,086	$(4,967)

For the three and six months ended June 30, 2023 and 2022, changes in the fair value o
f a
ny interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
When determining the fair value measurements for assets and liabilities, United looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are no
t traded in active markets, United looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, certain assets and liabilities are no
t actively traded in observable markets and United must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. For assets and liabilities that are no
t actively traded, the fair value measurement is based primarily upon estimates that require significant judgment. Therefore, the results may no
t be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2023, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at June 30, 2023. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.06% to 0.81% with a weighted average increase of 0.22%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable
input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.06% to 0.81% with a weighted average increase of 0.22%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2023 Using
Description	Balance as of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,136	$0	$529,136	$0
State and political subdivisions	529,617	0	529,617	0
Residential mortgage-backed securities
Agency	1,106,225	0	1,106,225	0
Non-agency	98,825	0	98,825	0
Commercial mortgage-backed securities
Agency	485,198	0	485,198	0
Asset-backed securities	890,068	0	890,068	0
Single issue trust preferred securities	15,475	0	15,475	0
Other corporate securities	350,780	5,275	345,505	0

Total available for sale securities	4,005,324	5,275	4,000,049	0
Equity securities:
Financial services industry	189	189	0	0
Equity mutual funds (1)	3,116	3,116	0	0
Fixed income mutual funds	5,138	5,138	0	0

Total equity securities	8,443	8,443	0	0
Loans held for sale	91,296	0	17,613	73,683
Derivative financial assets:
Interest rate swap contracts	3,944	0	3,944	0
Forward sales commitments	105	0	105	0
TBA mortgage-backed securities	861	0	104	757
Interest rate lock commitments	1,568	0	535	1,033

Total derivative financial assets	6,478	0	4,688	1,790
Liabilities
Derivative financial liabilities:
Forward sales commitments	42	0	0	42
Interest rate lock commitments	50	0	0	50

Total derivative financial liabilities	92	0	0	92

		Fair Value at December 31, 2022 Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$0	$529,492	$0
State and political subdivisions	709,530	0	709,530	0
Residential mortgage-backed securities
Agency	1,174,944	0	1,174,944	0
Non-agency	111,973	0	111,973	0
Commercial mortgage-backed securities
Agency	562,553	0	562,553	0
Asset-backed securities	911,611	0	911,611	0
Single issue trust preferred securities	16,284	0	16,284	0
Other corporate securities	525,538	5,367	520,171	0

Total available for sale securities	4,541,925	5,367	4,536,558	0
Equity securities:
Financial services industry	270	270	0	0
Equity mutual funds (1)	2,221	2,221	0	0
Fixed income mutual funds	5,138	5,138	0	0

Total equity securities	7,629	7,629	0	0
Loans held for sale	56,879	0	12,008	44,871
Derivative financial assets:
Interest rate swap contracts	4,038	0	4,038	0
Forward sales commitments	220	0	214	6
TBA mortgage-backed securities	146	0	120	26
Interest rate lock commitments	1,146	0	302	844

Total derivative financial assets	5,550	0	4,674	876
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	213	0	0	213
Interest rate lock commitments	348	0	0	348

Total derivative financial liabilities	561	0	0	561

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were
no
transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2023 and the year ended December 31, 2022.
The following tables present additional information about financial assets and liabilities measured at fair value at June 30, 2023 and December 31, 2022 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
	June 30, 2023	December 31, 2022
Balance, beginning of period	$44,871	$464,109
Originations	601,207	2,360,908
Sales	(588,153)	(2,673,795)
Transfers to portfolio loans	0	(154,699)
Total gains during the period recognized in earnings	15,758	48,348

Balance, end of period	$73,683	$44,871

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$241	$(9,852)

	Derivative financial assets TBA securities
	June 30, 2023	December 31, 2022
Balance, beginning of period	$26	$61
Transfers other	731	(35)

Balance, end of period	$757	$26

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$757	$26

	Derivative financial assets Forward sales commitments
	June 30, 2023	December 31, 2022
Balance, beginning of period	$6	$0
Transfers other	(6)	6

Balance, end of period	$0	$6

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$6

	Derivative financial assets Interest rate lock commitments
	June 30, 2023	December 31, 2022
Balance, beginning of period	$844	$9,444
Transfers other	189	(8,600)

Balance, end of period	$1,033	$844

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,033	$844

	Derivative financial liabilities Forward sales commitments
	June 30, 2023	December 31, 2022
Balance, beginning of period	$0	$36
Transfers other	42	(36)

Balance, end of period	$42	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$42	$0

4
3

	Derivative financial liabilities TBA securities
	June 30, 2023	December 31, 2022
Balance, beginning of period	$213	$470
Transfers other	(213)	(257)

Balance, end of period	$0	$213

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$213

	Derivative financial liabilities Interest rate lock commitments
	June 30, 2023	December 31, 2022
Balance, beginning of period	$348	$25
Transfers other	(298)	323

Balance, end of period	$50	$348

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$50	$348
Fair Value Option
The following table reflects the change in fair value included in ear nin
gs of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Income from mortgage banking activities	$(431)	$1,744

Description	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Income from mortgage banking activities	$357	$(10,138)
No loans held for sale were past due or on nonaccrual status as of June 30, 2023 and December 31, 2022.
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2023			December 31, 2022
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$90,230	$91,296	$1,066	$56,170	$56,879	$709
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
No fair value measurement of intangible assets was made during the first six months of 2023 and 2022.

Mortgage Servicing Rights:
A mortgage
servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at June 30, 2023 and December 31, 2022, refer to Note 7 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the second quarter and first six months of June 30, 2023 and 2022.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2023	Fair Value at June, 2023			YTD Gains (Losses)
		Quoted Prces in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$3,169	$0	$1,767	$1,402	$58
OREO	3,756	0	3,234	522	(721)

Description	Balance as of December 31, 2022	Fair Value at December 31, 2022			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$6,125	$0	$1,801	$4,324	$327
OREO	2,052	0	2,013	39	(96)
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

4
6

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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Cash and cash equivalents	$1,692,357	$1,692,357	$0	$1,692,357	$0
Securities available for sale	4,005,324	4,005,324	5,275	4,000,049	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	8,443	8,443	8,443	0	0
Other securities	327,946	311,549	0	0	311,549
Loans held for sale	91,296	91,296	0	17,613	73,683
Net loans	20,513,570	19,390,097	0	0	19,390,097
Derivative financial assets	6,478	6,478	0	4,688	1,790
Mortgage servicing rights	4,627	13,950	0	0	13,950
Deposits	22,369,753	22,326,132	0	22,326,132	0
Short-term borrowings	176,739	176,739	0	176,739	0
Long-term borrowings	2,188,438	2,159,394	0	2,159,394	0
Derivative financial liabilities	92	92	0	0	92
December 31, 2022
Cash and cash equivalents	$1,176,652	$1,176,652	$0	$1,176,652	$0
Securities available for sale	4,541,925	4,541,925	5,367	4,536,558	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,629	7,629	7,629	0	0
Other securities	322,048	305,946	0	0	305,946

4
7

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	56,879	56,879	0	12,008	44,871
Net loans	20,323,420	19,030,221	0	0	19,030,221
Derivative financial assets	5,550	5,550	0	4,674	876
Mortgage servicing rights	21,022	41,880	0	0	41,880
Deposits	22,303,186	22,249,061	0	22,249,061	0
Short-term borrowings	160,698	160,698	0	160,698	0
Long-term borrowings	2,197,656	2,161,108	0	2,161,108	0
Derivative financial liabilities	561	561	0	0	561
14. STOCK BASED COMPENSATION
On May 12, 2020, United’s shareholders approved the 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The 2020 LTI Plan became effective May 13, 2020. An award granted under the 2020 LTI Plan may consist of any non-qualified
stock options or incentive s
tock
options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance units or other-stock-based award. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2020 LTI Plan is 2,300,000. The 2020 LTI Plan will be administered by a board committee appointed by United’s Board of Directors (the “Board”). Unless otherwise determined by the Board, the Compensation Committee of the Board (the “Committee”) shall administer the 2020 LTI Plan. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any individual key employee during any calendar year is 100,000. The maximum number of options and stock appreciation rights, in the aggregate, which may be awarded to any non-employee
director during any calendar year is 10,000 or, if such Award is payable in cash, the Fair Market Value equivalent thereof. The maximum number of shares of restricted stock or shares subject to a restricted stock units award that may be granted during any calendar year is 225,000 shares to any individual key employee and 10,000 shares to any individual non-employee
director. Subject to certain change in control provisions, the 2020 LTI Plan provides that all awards of will vest as the Committee determines in the award agreement, provided that no awards will vest sooner than 1/3 per year over the first three anniversaries of the award. United adopted a clawback policy that applies to named executive officers and other executive officers and permits the Committee to cancel certain awards and to recoup gains realized from previous awards should United be required to prepare an accounting restatement due to materially inaccurate performance metrics. A Form
S-8
was filed on May 29, 2020 with the Securities and Exchange Commission to register all the shares which were available for the 2020 LTI Plan. The 2020 LTI Plan replaces the 2016 LTI Plan.
Compensation expense of $3,295 and $6,008 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2023, respectively, as compared to the compensation expense of $2,543 and $4,604 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of 2022, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.

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
10
) years.

A summary of activity under United’s stock option plans as of June 30, 2023, and the changes during the first six months of 2023 are presented below:

	Six Months Ended June 30, 2023
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2023	1,501,212			$34.64
Exercised	(58,608)			27.77
Forfeited or expired	(14,428)			24.18

Outstanding at June 30, 2023	1,428,176	$1,629,611	4.1	$35.03

Exercisable at June 30, 2023	1,371,451	$1,629,611	4.0	$35.13

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	170,892	$6.16
Vested	(114,053)	6.41
Forfeited or expired	114	5.65

Nonvested at June 30, 2023	56,725	$5.65

During the six months ended June 30, 2023 and 2022, 58,608 and 319,573 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2023 and 2022 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2023 and 2022 was $763 and $4,619 respectively.
As of June 30, 2023, the total unrecognized compensation cost related to nonvested stock option awards was $196 with a weighted-average expense recognition period of 0.7 years.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of June 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $9,982 with a weighted-average expense recognition period of 1.2 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested at January 1, 2023	373,220	$35.43
Granted	150,697	40.98
Vested	(175,815)	35.69
Forfeited	(5,951)	38.58

Nonvested at June 30, 2023	342,151	$37.68

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
The following table summarizes the status of United’s nonvested RSUs during the first six months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested at January 1, 2023	266,159	$35.45
Granted	177,368	40.40
Vested	(37,912)	36.64
Forfeited or expired	(42,113)	37.19

Nonvested at June 30, 2023	363,502	$37.53

As of June 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock units was $9,508 with a weighted-average expense recognition period of 1.3 years.
15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of ser vice
and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2023 and 2022.
Included in accumulated other comprehensive income at December 31, 2022 are unrecognized actuarial losses of $38,530 ($29,553 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and six months ended June 30, 2023 and 2022 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Service cost	$467	$710	$928	$1,413
Interest cost	1,756	1,222	3,492	2,430
Expected return on plan assets	(2,929)	(3,229)	(5,826)	(6,422)
Recognized net actuarial loss	783	832	1,558	1,656

Net periodic pension cost	$77	$(465)	$152	$(923)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Weighted-average assumptions:
Discount rate	5.25%	3.08%	5.25%	3.08%
Expected return on assets	7.25%	6.25%	7.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2023 and 2022, the total amount of accrued interest related to uncertain tax positions was $788 and $780, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019, 2020 and 2021 and certain State Taxing authorities for the years ended December 31, 2019 through 2021.
United’s effective tax rate was 20.23% and 20.07% for the second quarter and first six months of 2023, respectively, and 19.75% for both the second quarter and first six months of 2022.
17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net Income	$92,459	$95,613	$190,766	$177,277
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(34,090)	(149,552)	24,365	(351,786)
Related income tax effect	7,943	34,845	(5,677)	81,966
Net reclassification adjustment for losses included in net income	7,239	0	7,659	0
Related income tax expense	(1,687)	0	(1,785)	0

Net effect of AFS securities on other comprehensive income	(20,595)	(114,707)	24,562	(269,820)

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	10,518	11,216	6,102	33,910
Related income tax effect	(2,451)	(2,613)	(1,422)	(7,901)
Net reclassification adjustment for (gains) losses included in net income	(6,028)	(263)	(10,943)	79
Related income tax effect	1,405	62	2,550	(18)

Net effect of cash flow hedge derivatives on other comprehensive income	3,444	8,402	(3,713)	26,070

Pension plan:
Recognized net actuarial loss	783	832	1,558	1,656
Related income tax benefit	(180)	(192)	(353)	(375)

Net effect of change in pension plan asset on other comprehensive income	603	640	1,205	1,281

Total change in other comprehensive income	(16,548)	(105,665)	22,054	(242,469)

Total Comprehensive Income (Loss)	$75,911	$(10,052)	$212,820	$(65,192)

The components of accumulated other comprehensive income for the six months ended June 30, 2023 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Six Months Ended June 30, 2023
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total

Balance at January 1, 2023	$(360,340)	$53,014	$(25,406)	$(332,732)
Other comprehensive income before reclassification	18,688	4,680	0	23,368
Amounts reclassified from accumulated other comprehensive income	5,874	(8,393)	1,205	(1,314)

Net current-period other comprehensive income (loss), net of tax	24,562	(3,713)	1,205	22,054

Balance at June 30, 2023	$(335,778)	$49,301	$(24,201)	$(310,678)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2023
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$7,659	Net investment securities (losses) gains

	7,659	Total before tax
Related income tax effect	(1,785)	Tax expense

	5,874	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(10,943)	Interest expense

	(10,943)	Total before tax
Related income tax effect	2,550	Tax expense

	(8,393)	Net of tax

Pension plan:
Recognized net actuarial loss	1,558 (a)	Employee benefits

	1,558	Total before tax
Related income tax effect	(353)	Tax expense

	1,205	Net of tax

Total reclassifications for the period	$(1,314)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)

18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

Distributed earnings allocated to common stock	$48,454	$48,288	$96,904	$97,345
Undistributed earnings allocated to common stock	43,782	47,071	93,393	79,462

Net earnings allocated to common shareholders	$92,236	$95,359	$190,297	$176,807

Average common shares outstanding	134,683,010	134,623,061	134,472,074	135,336,729
Equivalents from stock options	166,808	240,589	276,794	297,669

Average diluted shares outstanding	134,849,818	134,863,650	134,748,868	135,634,398

Earnings per basic common share	$0.68	$0.71	$1.42	$1.31
Earnings per diluted common share	$0.68	$0.71	$1.41	$1.30

Antidilutive stock options and restricted stock outstanding of 1,548,913 and 1,078,040 for the three months and six months ended June 30, 2023, respectively, were excluded from the earnings per diluted common share calculation as compared to 847,758 and 1,144,734 for the three months and six months ended June 30, 2022, respectively.
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At June 30, 2023 and December 31, 2022, United’s investment (maximum exposure to loss) in these trusts were $11,508 and $11,277, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At June 30, 2023 and December 31, 2022, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $80,727 and $75,021, respectively, while related unfunded commitments were $63,514 and $77,143, respectively. As of June 30, 2023, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
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

5
4

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and six months ended June 30, 2023 and 2022 is as follows:

	At and For the Three Months Ended June 30, 2023
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$229,309	$2,155	$(5,567)	$1,564	$227,461
Provision for credit losses	11,440	0	0	0	11,440
Other income	17,615	19,946	536	(2,919)	35,178
Other expense	120,275	15,706	662	(1,355)	135,288
Income taxes	23,316	1,270	(1,134)	0	23,452

Net income (loss)	$91,893	$5,125	$(4,559)	$0	$92,459

Total assets (liabilities)	$29,325,314	$461,088	$70,068	$(161,819)	$29,694,651
Average assets (liabilities)	29,100,618	436,286	55,484	(153,576)	29,438,812

	At and For the Three Months Ended June 30, 2022

	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$211,592	$2,870	$(2,662)	$3,103	$214,903
Provision for credit losses	(1,807)	0	0	0	(1,807)
Other income	26,899	21,468	2,222	(6,981)	43,608
Other expense	119,249	25,776	27	(3,878)	141,174
Income taxes	23,907	(285)	(91)	0	23,531

Net income (loss)	$97,142	$(1,153)	$(376)	$0	$95,613

Total assets (liabilities)	$28,444,813	$477,673	$42,074	$(186,664)	$28,777,896
Average assets (liabilities)	28,680,546	488,230	30,511	(189,839)	29,009,448

	At and For the Six Months Ended June 30, 2023

	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$465,572	$4,277	$(10,877)	$2,809	$461,781
Provision for credit losses	18,330	0	0	0	18,330
Other income	41,785	30,807	779	(5,449)	67,922
Other expense	243,062	30,791	1,494	(2,640)	272,707
Income taxes	49,380	846	(2,326)	0	47,900

Net income (loss)	$196,585	$3,447	$(9,266)	$0	$190,766

Total assets (liabilities)	$29,325,314	$461,088	$70,068	$(161,819)	$29,694,651
Average assets (liabilities)	29,139,140	414,070	51,950	(131,228)	29,473,932

	At and For the Six Months Ended June 30, 2022

	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$401,274	$5,187	$(4,787)	$4,731	$406,405
Provision for credit losses	(5,217)	0	0	0	(5,217)
Other income	51,800	44,865	2,162	(9,194)	89,633
Other expense	233,788	51,224	(200)	(4,463)	280,349
Income taxes	44,336	(228)	(479)	0	43,629

Net income (loss)	$180,167	$(944)	$(1,946)	$0	$177,277

Total assets (liabilities)	$28,444,813	$477,673	$42,074	$(186,664)	$28,777,896
Average assets (liabilities)	28,851,275	481,773	32,358	(188,915)	29,176,491

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

POSSIBLE FEDERAL DEPOSIT INSURANCE CORPORATION (“FDIC”) SPECIAL ASSESSMENT

On May 11, 2023, the FDIC released a proposed rule that would impose special assessments to recover the losses to the deposit insurance fund (“DIF”) resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the Federal Deposit Insurance Act in connection with the receiverships of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be an insured depository institution’s (“IDI”) estimated uninsured deposits, as reported in the IDI’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024 (with the first assessment payment due by June 28, 2024). Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In its December 31, 2022 Call Report, United Bank, United’s only IDI, reported estimated uninsured deposits of approximately $9.5 billion. United expects the special assessments would be tax deductible. Although the proposal could be changed and the timing of accounting recognition is still under consideration, if the assessments, as proposed, were recorded as an expense in a single quarter, United estimates that expense would be approximately $11 million.

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2023, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2023 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2022 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of June 30, 2023 were $29.69 billion, which was an increase of $205.27 million or less than 1% from December 31, 2022. This increase was mainly due to an increase of $515.71 million or 43.83% in cash and cash equivalents, an increase of $206.13 million or 1% in portfolio loans, and a $34.42 million or 60.51% increase in loans held for sale. These increases in assets were offset by a $529.89 million or 10.87% decrease in investment securities and a $16.40 million or 77.99% decrease in mortgage servicing rights. Total liabilities increased $84.42 million or less than 1% from year-end 2022. Deposits increased $66.59 million or less than 1%, borrowings also remained flat, increasing $6.82 million or less than 1%, and operating lease liability increased $9.29 million or 12.26%. Shareholders’ equity increased $120.85 million or 2.68%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2023 increased $515.71 million or 43.83% from year-end 2022. In particular, interest-bearing deposits with other banks increased $505.48 million or 57.35% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $10.18 million or 3.46%. Federal funds sold increased $39 thousand or 3.61%. During the first six months of 2023, net cash of $183.09 million and $356.65 million were provided by operating and investing activities, respectively, while net cash of $24.04 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2023 and 2022.

Securities

Total investment securities at June 30, 2023 decreased $529.89 million or 10.87%. Securities available for sale decreased $536.60 million or 11.81%. This change in securities available for sale reflects $107.80 million in purchases, $663.07 million in sales, maturities and calls of securities and an increase of $32.02 million in market value. The majority of the sales activity was related to state and political subdivision securities. Equity securities were $8.44 million at June 30, 2023, an increase of $814 thousand or 10.67% due mainly to net purchases. Other investment securities increased $5.90 million or 1.83% from year-end 2022 due to investments in low income housing tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2022:

(Dollars in thousands)	June 30 2023	December 31 2022	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,136	$529,492	$(356)	(0.07%)
State and political subdivisions	529,617	709,530	(179,913)	(25.36%)
Mortgage-backed securities	1,690,248	1,849,470	(159,222)	(8.61%)
Asset-backed securities	890,068	911,611	(21,543)	(2.36%)
Single issue trust preferred securities	15,475	16,284	(809)	(4.97%)
Other corporate securities	350,780	525,538	(174,758)	(33.25%)

Total available for sale securities, at fair value	$4,005,324	$4,541,925	$(536,601)	(11.81%)

The following table summarizes the changes in the held to maturity securities since year-end 2022:

	June 30		December 31
(Dollars in thousands)	2023		2022		$ Change	% Change
State and political subdivisions	$981	(1)	$982	(2)	$(1)	(0.10%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,002		$(1)	(0.10%)

(1)	net of allowance for credit losses of $19 thousand.
(2)	net of allowance for credit losses of $18 thousand.

At June 30, 2023, gross unrealized losses on available for sale securities were $437.85 million. Securities with the most significant gross unrealized losses at June 30, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of June 30, 2023, United’s available for sale mortgage-backed securities had an amortized cost of $1.96 billion, with an estimated fair value of $1.69 billion. The portfolio consisted primarily of $1.30 billion in agency residential mortgage-backed securities with a fair value of $1.11 billion, $109.37 million in non-agency residential mortgage-backed securities with an estimated fair value of $98.83 million, and $547.85 million in commercial agency mortgage-backed securities with an estimated fair value of $485.20 million.

As of June 30, 2023, United’s available for sale state and political subdivisions securities had an amortized cost of $620.36 million, with an estimated fair value of $529.62 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of June 30, 2023.

As of June 30, 2023, United’s available for sale corporate securities had an amortized cost of $1.32 billion, with an estimated fair value of $1.26 billion. The portfolio consisted of $17.36 million in single issue trust preferred securities with an estimated fair value of $15.48 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $909.88 million and a fair value of $890.07 million and other corporate securities, with an amortized cost of $394.57 million and a fair value of $350.78 million.

United’s available for sale single issue trust preferred securities had a fair value of $15.48 million as of June 30, 2023. Of the $15.48 million, $7.73 million or 49.95% were investment grade; $2.90 million or 18.70% were split rated; and $4.85 million or 31.35% were unrated. The two largest exposures accounted for 74.87% of the $15.48 million. These included Truist Bank at $6.74 million and Emigrant Bank at $4.85 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the second quarter of 2023, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2023 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2023, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $91.30 million at June 30, 2023, an increase of $34.42 million or 60.51% from year-end 2022. Loan originations in the secondary market exceeded sales during the first six months of 2023. Loan originations for the first six months of 2023 were $449.64 million while loans sales were $415.22 million.

Portfolio Loans

Loans, net of unearned income, increased $206.13 million or 1%. Since year-end 2022, commercial, financial and agricultural loans increased $206.23 million or 1.77% as a result of a $268.22 million or 3.35% increase in commercial real estate loans which was partially offset by a $61.99 million or 1.72% decrease in commercial loans (not secured by real estate). Construction and land development loans decreased $109.27 million or 3.73%, residential real estate loans increased $245.72 million or 5.27%, and consumer loans decreased $140.92 million or 10.32% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2022:

(Dollars in thousands)	June 30 2023	December 31 2022	$ Change	% Change
Loans held for sale	$91,296	$56,879	$34,417	60.51%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,707,719	$1,724,927	$(17,208)	(1.00%)
Nonowner-occupied commercial real estate	6,572,404	6,286,974	285,430	4.54%
Other commercial loans	3,550,575	3,612,568	(61,993)	(1.72%)

Total commercial, financial, and agricultural	$11,830,698	$11,624,469	$206,229	1.77%
Residential real estate	4,908,633	4,662,911	245,722	5.27%
Construction & land development	2,817,706	2,926,971	(109,265)	(3.73%)
Consumer:
Bankcard	9,192	9,273	(81)	(0.87%)
Other consumer	1,215,697	1,356,539	(140,842)	(10.38%)

Total gross loans	$20,781,926	$20,580,163	$201,763	0.98%
Less: Unearned income	(17,635)	(21,997)	4,362	(19.83%)

Total Loans, net of unearned income	$20,764,291	$20,558,166	$206,125	1.00%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets remained flat, increasing $555 thousand or less than 1% from year-end 2022. Income taxes receivable increased $11.99 million due to timing differences, other real estate owned properties (“OREO”) increased $1.75 million and the pension asset increased $1.42 million. In addition, accounts receivable increased $1.28 million while derivative assets increased $1.13 million due to a net increase in fair value. Mostly offsetting these increases were decreases in deferred tax assets of $9.38 million due to an increase in the fair value of available-for-sale securities, dealer reserve of $4.78 million due to a decrease in indirect automobile financing, and core deposit intangibles of $2.56 million due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2023 increased $66.59 million or less than 1%. In terms of composition, noninterest-bearing deposits decreased $748.85 million or 10.40% while interest-bearing deposits increased $815.44 million or 5.40% from December 31, 2022.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $748.85 million decrease in noninterest-bearing deposits was due mainly to a $595.96 million or 11.02% decrease in commercial noninterest-bearing deposits, a $82.66 million or 5.53% decrease in personal noninterest-bearing deposits, and a $39.57 million or 20.85% decrease in public noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transaction (“NOW”) accounts, regular savings, interest-bearing MMDA, and time deposit account balances. NOW accounts increased $128.65 million or 2.51% since year-end 2022 as the result of an increase of $558.82 million in commercial NOW accounts. This increase was mostly offset by a $405.40 million decrease in personal NOW accounts and a $24.77 million decrease in public funds NOW accounts. Regular savings accounts decreased $193.81 million or 11.55% mainly as a result of a $179.06 million decrease in personal savings accounts and a $15.26 million decrease in commercial savings accounts. Interest-bearing MMDAs decreased $221.82 million or 3.52%. In particular, personal interest-bearing MMDAs decreased $354.12 million while commercial interest-bearing MMDAs increased $117.20 million. Public funds interest-bearing MMDAs increased $15.09 million.

Time deposits under $100,000 increased $130.44 million or 15.46% from year-end 2022. This increase in time deposits under $100,000 was the result of a $134.85 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000, and a $3.02 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000. CDs under $100,000 obtained through the use of deposit listing services decreased $3.34 million.

Since year-end 2022, time deposits over $100,000 increased $971.99 million or 83.44% as brokered certificates of deposits increased $391.01 million, fixed rate CDs increased $510.51 million, and CDARS over $100,000 increased $71.99 million.

The table below summarizes the changes by deposit category since year-end 2022:

(Dollars in thousands)	June 30 2023	December 31 2022	$ Change	% Change
Noninterest-bearing accounts	$6,450,826	$7,199,678	$(748,852)	(10.40%)
Interest-bearing transaction accounts	5,245,618	5,116,966	128,652	2.51%
Regular savings	1,484,492	1,678,302	(193,810)	(11.55%)
Interest-bearing money market accounts	6,077,581	6,299,404	(221,823)	(3.52%)
Time deposits under $100,000	974,385	843,950	130,435	15.46%
Time deposits over $100,000 (1)	2,136,851	1,164,866	971,985	83.44%

Total deposits	$22,369,753	$22,303,166	$66,587	0.30%

(1)	Includes time deposits of $250,000 or more of $722,613 and $454,477 at June 30, 2023 and December 31, 2022, respectively.

Borrowings

Total borrowings at June 30, 2023 increased $6.82 million or less than 1% since year-end 2022. During the first six months of 2023, short-term borrowings increased $16.04 million or 9.98% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $9.22 million or less than 1% from year-end 2022 due to the redemption of $9.89 million in subordinated debt during the first six months of 2023. Long-term FHLB advances remained flat, decreasing merely $144 thousand or less than 1%.

The table below summarizes the change in the borrowing categories since year-end 2022:

(Dollars in thousands)	June 30 2023	December 31 2022	$ Change	% Change
Short-term securities sold under agreements to repurchase	$176,739	$160,698	$16,041	9.98%
Long-term FHLB advances	1,910,631	1,910,775	(144)	(0.01%)
Subordinated debt	0	9,892	(9,892)	(100.00%)
Issuances of trust preferred capital securities	277,807	276,989	818	0.30%

Total borrowings	$2,365,177	$2,358,354	$6,823	0.29%

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2023 increased $1.14 million or less than 1% from year-end 2022. In particular, interest payable increased $9.46 million due to an increase in CDs and brokered deposits as well as rising interest rates and mortgage escrow liabilities increased $6.48 million due to a growth in mortgage loans since year-end 2022. Partially offsetting these increases was a decrease of $8.65 million in incentives payable due to payments and decreases of $2.71 million and $4.81 million in income tax payable and business franchise taxes, respectively, due to timing differences.

Shareholders’ Equity

Shareholders’ equity at June 30, 2023 was $4.64 billion, which was an increase of $120.85 million or 2.68% from year-end 2022.

Retained earnings increased $93.42 million or 5.93% from year-end 2022. Earnings net of dividends for the first six months of 2023 were $93.42 million.

Accumulated other comprehensive income increased $22.05 million or 6.63% from year-end 2022 due to an increase of $24.56 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this increase was a $3.71 million decrease in the fair value of cash flow hedges, net of deferred income taxes. The after-tax amortization of the pension net actuarial loss was $1.20 million for the first six months of 2023.

RESULTS OF OPERATIONS

Overview

Below is a summary of United’s consolidated results of operations for the time periods presented:

	Three Months Ended			Six Months Ended
(Dollars in thousands except per share amounts)	June 2023	June 2022	March 2023	June 2023	June 2022
Interest income	$345,932	$227,771	$329,303	$675,235	$430,566
Interest expense	118,471	12,868	94,983	213,454	24,161

Net interest income	227,461	214,903	234,320	461,781	406,405
Provision for credit losses	11,440	(1,807)	6,890	18,330	(5,217)
Noninterest income	35,178	43,608	32,744	67,922	89,633
Noninterest expense	135,288	141,174	137,419	272,707	280,349

Income before income taxes	115,911	119,144	122,755	238,666	220,906
Income taxes	23,452	23,531	24,448	47,900	43,629

Net income	$92,459	$95,613	$98,307	$190,766	$177,277

Net income for the second quarter of 2023 was $92.46 million or $0.68 per diluted share, as compared to $95.61 million or $0.71 per diluted share for the prior year second quarter. Net income for the first quarter of 2023 was $98.31 million or $0.73 per diluted share. Net income for the first six months of 2023 was $190.77 million or $1.41 per diluted share compared to $177.28 million or $1.30 per share for the first six months of 2022.

For the second quarter of 2023, United’s annualized return on average assets was 1.26% and return on average shareholders’ equity was 7.96% as compared to 1.32% and 8.33% for the second quarter of 2022. United’s annualized return on average assets was 1.35% and return on average shareholders’ equity was 8.72% for the first quarter of 2023. United’s annualized return on average assets for the first six months of 2023 was 1.31% and return on average shareholders’ equity was 8.34% as compared to 1.23% and 7.63% for the first six months of 2022. For the second quarter and first half of 2023, United’s annualized return on average tangible equity was 13.47% and 14.20%, respectively, as compared to 14.23% and 12.90% for the second quarter and first half of 2022, respectively. United’s annualized return on average tangible equity was 14.97% for the first quarter of 2023.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	March 31, 2023	June 30, 2023	June 30, 2022
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$92,459	$95,613	$98,307	$190,766	$177,277
(b) Number of Days	91	91	90	181	181
Average Total Shareholders’ Equity (GAAP)	$4,659,094	$4,606,186	$4,570,288	$4,614,909	$4,682,991
Less: Average Total Intangibles	(1,906,053)	(1,911,705)	(1,907,331)	(1,906,689)	(1,911,416)

(c) Average Tangible Equity (non-GAAP)	$2,753,041	$2,694,481	$2,662,957	$2,708,220	$2,771,575
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 365/ (c)	13.47%	14.23%	14.97%	14.20%	12.90%

During the second quarter of 2023, United sold mortgage servicing rights (“MSRs”) with an aggregate unpaid principal balance of approximately $2 billion at a net gain of $8.15 million. Additionally, during the second quarter of 2023, United sold approximately $187 million of available for sale (“AFS”) investment securities at a net loss of $7.24 million.

Net interest income for the second quarter of 2023 was $227.46 million, which was an increase of $12.56 million, or 5.84%, from the second quarter of 2022. The increase of $12.56 million in net interest income occurred because total interest income increased $118.16 million while total interest expense increased $105.60 million from the second quarter of 2022. Net interest income for the first half of 2023 was $461.78 million, an increase of $55.38 million or 13.63% from the first half of 2022. The increase of $55.38 million in net interest income occurred because total interest income increased $244.67 million while total interest expense increased $189.29 million from the first half of 2022.

The provision for credit losses was $11.44 million and $18.33 million for the second quarter and first half of 2023, respectively, while the provision for credit losses was a net benefit of $1.81 million and $5.22 million for the second quarter and first half of 2022. The provision for credit losses was $6.89 million for the first quarter of 2023. The increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions.

For the second quarter of 2023, noninterest income was $35.18 million, which was a decrease of $8.43 million or 19.33% from the second quarter of 2022. Noninterest income for the first six months of 2023 was $67.92 million which was a decrease of $21.71 million or 24.22% from the first six months of 2022. These decreases in noninterest income were due mainly to lower mortgage loan origination and sale volume and a lower margin on loans sold in the secondary market as well as the previously mentioned net losses on the sales of securities in 2023. Noninterest income for the second quarter of 2023 increased $2.43 million, or 7.43%, from the first quarter of 2023. This increase in noninterest income for the linked-quarter was primarily due to the previously mentioned net gain on the sale of MSRs in the second quarter of 2023.

For the second quarter of 2023, noninterest expense decreased $5.89 million or 4.17% from the second quarter of 2022 due mainly to a decrease in the expense for the reserve for unfunded loan commitments within other expenses. For the first six months of 2023, noninterest expense decreased $7.64 million or 2.73% from the first six months of 2022 due mainly to lower employee compensation expense as a result of lower employee commissions and incentives related to mortgage banking production and a lower employee incentives. Noninterest expense for the second quarter of 2023 decreased $2.13 million, or 1.55%, from the first quarter of 2023 due mainly to a decrease in the expense for reserve for unfunded loan commitments within other expense.

Income taxes for the second quarter of 2023 were $23.45 million as compared to $23.53 million for the second quarter of 2022. Income tax expense was $24.45 million for the first quarter of 2023. For the first six months of 2023 and 2022 income tax expense was $47.90 million and $43.63 million, respectively. For the quarters ended June 30, 2023 and March 31, 2023, United’s effective tax rate was 20.23% and 19.92%, respectively. For the quarter ended June 30, 2022, United’s effective tax rate was 19.75%. The effective tax rate for the first six months of 2023 and 2022 was 20.07% and 19.75%, respectively.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the second quarter of 2023 was $91.89 million compared to net income of $97.14 million for the second quarter of 2022. The lower net income within the community banking segment for the second quarter of 2023 was due primarily to a decrease in noninterest income. Net income attributable to the community banking segment for the first half of 2023 was $196.59 million compared to net income of $180.17 million for the first half of 2022. The higher net income within the community banking segment for the first half of 2023 was due primarily to increased net interest income. On a linked quarter basis, net income attributable to the community banking segment for the second quarter of 2023 decreased $12.80 million from the first quarter of 2023 primarily due to a net interest margin compression, a decline noninterest income and an increase in provision for credit losses.

Net interest income of $229.31 million for the second quarter of 2023 was an increase of $17.72 million or 8.37% from $211.59 million for the second quarter of 2022. Net interest income increased $64.30 million to $465.57 million for the first half of 2023, compared to $401.27 million for the same period of 2022. Generally, net interest income for the second quarter and first six months of 2023 increased from the second quarter and first six months of 2022 due mainly the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. On a linked quarter basis, net interest income for the second quarter of 2023 decreased $6.95 million from the first quarter of 2023 primarily due to higher interest expense driven by deposit rate repricing and a higher average balance of interest-bearing deposits.

The provision for credit losses was $11.44 million for the three months ended June 30, 2023 compared to a net benefit of $1.81 million for the three months ended June 30, 2022. The provision for credit losses was $18.33 million for the six months ended June 30, 2023, compared to a net benefit of $5.22 million for the six months ended June 30, 2022. As previously mentioned, the increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. The provision for credit losses was $6.89 million for the first quarter of 2023.

Noninterest income decreased $9.28 million for the second quarter of 2023 to $17.62 million as compared to $26.90 million for the second quarter of 2022. Noninterest income for the first half of 2023 decreased $10.02 million to $41.79 million for the first half of 2023 as compared to $51.80 million for the first half of 2022. These decreases from 2022 were due mainly to net losses on the sales of AFS investment securities and declines in fees from deposit services and income from bank-owned life insurance. On a linked quarter basis, noninterest income for the second quarter of 2023 decreased $6.56 million from the first quarter of 2023 due to the previously mentioned net losses on the sales of AFS investment securities.

Noninterest expense was $120.28 million for the second quarter of 2023, compared to $119.25 million for the same period of 2022. Noninterest expense was $243.06 million for the six months ended June 30, 2023, compared to $233.79 million for the same period of 2022. These increases in noninterest expense for the first six months of 2023 were primarily attributable to an increase in Federal Deposit Insurance Corporation (“FDIC”) expense due to a higher assessment rate. On a linked quarter basis, noninterest expense for the second quarter of 2023 decreased $2.51 million from the first quarter of 2023 due mainly to lower employee benefits costs and lower expense for the reserve for unfunded loan commitments within other expense.

Mortgage Banking

The mortgage banking segment reported net income of $5.13 million and $3.45 million for the second quarter and the first half of 2023, respectively, as compared to net losses of $1.15 million and $944 thousand for the second quarter and first half of 2022. The mortgage banking segment reported a net loss of $1.68 million for the first quarter of 2023.

Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $19.95 million for the second quarter of 2023 as compared to $21.47 million for the second quarter of 2022. Noninterest income for the first half of 2023 was $30.81 million as compared to $44.87 million for the first half of 2022. These decreases in noninterest income from 2022 were due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment. On a linked quarter basis, noninterest income for the second quarter of 2023 increased $9.09 million from the first quarter of 2023. This increase in noninterest income for the linked-quarter was primarily due to the previously mentioned net gain on the sale of MSRs in the second quarter of 2023.

Noninterest expense was $15.71 million for the second quarter of 2023, a decrease of $10.07 million from $25.78 million for the second quarter of 2022. Noninterest expense for the first half of 2023 was $30.79 million, a decrease of $20.43 million from the first half of 2022. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. The decreases mentioned above were due mainly to lower employee commissions and incentives related to the decreased mortgage banking production. On a linked quarter basis, noninterest expense for the second quarter of 2023 increased $621 thousand from the first quarter of 2023 due to higher employee commissions and incentives related to the increased mortgage banking production

The following discussion explains in more detail the consolidated results of operations by major category.

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

Net interest income for the second quarter of 2023 was $227.46 million, which was an increase of $12.56 million or 5.84% from the second quarter of 2022. The $12.56 million increase in net interest income occurred because total interest income increased $118.16 million while total interest expense increased $105.60 million from the second quarter of 2022. Net interest income for the first half of 2023 was $461.78 million, which was an increase of $55.38 million or 13.63% from the first half of 2022. The $55.38 million increase in net interest income occurred because total interest income increased $244.67 million while total interest expense increased $189.29 million from the first half of 2022. On a linked-quarter basis, net interest income for the second quarter of 2023 decreased $6.86 million or 2.93% from the first quarter of 2023. The $6.86 million decrease in net interest income occurred because total interest income increased $16.63 million while total interest expense increased $23.49 million from the first quarter of 2023.

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

Tax-equivalent net interest income for the second quarter of 2023 was $228.61 million, an increase of $12.60 million or 5.83% from the second quarter of 2022. The increase in tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing, higher average balances and cost of long-term borrowings, lower income from Paycheck Protection Program (“PPP”) loan fees and lower acquired loan accretion. The yield on average earning assets increased 175 basis points from the second quarter of 2022 to 5.33%. Average earning assets for the second quarter of 2023 increased $494.60 million, or 1.93%, from the second quarter of 2022 due to a $1.66 billion increase in average net loans partially offset by a $743.07 million decrease in average short-term investments and a $423.13 million decrease in average investment securities. The average cost of funds increased 233 basis points from the second quarter of 2022 to 2.64% primarily due to increases in the yield on average interest-bearing deposits of 212 basis points and in the yield on average long-term borrowings of 300 basis points. Average long-term borrowings increased $1.50 billion from the second quarter of 2022. Net PPP loan fee income decreased $3.45 million from the second quarter of 2022. Acquired loan accretion income was $3.08 million and $5.40 million for the second quarter of 2023 and 2022, respectively, a decrease of $2.32 million. The net interest margin of 3.51% for the second quarter of 2023 was an increase of 13 basis points from the net interest margin of 3.38% for the second quarter of 2022.

Tax-equivalent net interest income for the first six months of 2023 was $464.06 million, an increase of $55.44 million or 13.57% from the first six months of 2022. The increase in tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing and higher average balances and cost of long-term borrowings as well as lower income from PPP loan fees and acquired loan accretion. The yield on average earning assets increased 184 basis points from the first six months of 2022 to 5.21%. Average earning assets for the first six months of 2023 increased $310.98 million, or 1.20%, from the first six months of 2022 due to a $1.90 billion increase in average net loans partially offset by a $1.41 billion decrease in average short-term investments and a $171.38 million decrease in average investment securities. The average cost of funds increased 212 basis points from the first six months of 2022 to 2.41% primarily due to increases in the yield on average interest-bearing deposits of 187 basis points and in the yield on average long-term borrowings of 298 basis points. Average long-term borrowings increased $1.55 billion from the first six months of 2022. Net PPP loan fee income decreased $7.35 million from the first six months of 2022. Acquired loan accretion income was $6.20 million and $9.54 million for the first six months of 2023 and 2022, respectively, a decrease of $3.34 million. The net interest margin of 3.57% for the first six months of 2023 was an increase of 39 basis points from the net interest margin of 3.18% for the first six months of 2022.

On a linked-quarter basis, tax-equivalent net interest income for the second quarter of 2023 decreased $6.85 million, or 2.91%, from the first quarter of 2023. The decrease in net interest income and tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing partially offset by higher interest income on net loans and loans held for sale driven by rising market interest rates. The interest rate spread for the second quarter of 2023 decreased 24 basis points from the first quarter of 2023 to 2.69% due to a 47 basis point increase in the average cost of funds partially offset by a 23 basis point increase in the yield on earning assets. The yield on average interest-bearing deposits increased 54 basis points to 2.37% from the first quarter of 2023. The yield on average net loans and loans held for sale increased 23 basis points to 5.78% from the first quarter of 2023. The net interest margin of 3.51% for the second quarter of 2023 was a decrease of 12 basis points from the net interest margin of 3.63% for the first quarter of 2023.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended June 30, 2023, June 30, 2022 and March 31, 2023 and the six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended
(Dollars in thousands)	June 30 2023	June 30 2022	March 31 2023
Loan accretion	$3,077	$5,398	$3,119
Certificates of deposit	309	738	356
Long-term borrowings	(335)	274	(353)

Total	$3,051	$6,410	$3,122

	Six Months Ended
(Dollars in thousands)	June 30 2023	June 30 2022
Loan accretion	$6,196	$9,537
Certificates of deposit	665	1,776
Long-term borrowings	(688)	433

Tax-equivalent net interest income	$6,173	$11,746

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2023, June 30, 2022 and March 31, 2023 and the six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended
(Dollars in thousands)	June 30 2023	June 30 2022	March 31 2023
Net interest income, GAAP basis	$227,461	$214,903	$234,320
Tax-equivalent adjustment (1)	1,144	1,104	1,135

Tax-equivalent net interest income	$228,605	$216,007	$235,455

	Six Months Ended
(Dollars in thousands)	June 30 2023	June 30 2022
Net interest income, GAAP basis	$461,781	$406,405
Tax-equivalent adjustment (1)	2,279	2,213

Tax-equivalent net interest income	$464,060	$408,618

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2023 and 2022 and the three months ended March 31, 2023. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2023 and 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2023 and 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$994,072	$12,706	5.13%	$1,737,146	$4,841	1.12%
Investment Securities:
Taxable	4,274,123	36,721	3.44%	4,665,307	24,558	2.11%
Tax-exempt	387,918	2,718	2.80%	419,865	2,794	2.66%

Total Securities	4,662,041	39,439	3.38%	5,085,172	27,352	2.15%
Loans, net of unearned income (2)(3)	20,705,509	294,931	5.71%	19,018,717	196,682	4.15%
Allowance for loan losses	(240,611)			(214,624)

Net loans	20,464,898		5.78%	18,804,093		4.19%

Total earning assets	26,121,011	$347,076	5.33%	25,626,411	$228,875	3.58%

Other assets	3,317,801			3,383,037

TOTAL ASSETS	$29,438,812			$29,009,448

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,520,461	$91,577	2.37%	$15,588,089	$9,751	0.25%
Short-term borrowings	177,315	1,489	3.37%	136,025	237	0.70%
Long-term borrowings	2,307,485	25,405	4.42%	811,924	2,880	1.42%

Total Interest-Bearing Liabilities	18,005,261	118,471	2.64%	16,536,038	12,868	0.31%

Noninterest-bearing deposits	6,500,259			7,587,565
Accrued expenses and other liabilities	274,198			279,659

TOTAL LIABILITIES	24,779,718			24,403,262
SHAREHOLDERS’ EQUITY	4,659,094			4,606,186

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,438,812			$29,009,448

NET INTEREST INCOME		$228,605			$216,007

INTEREST RATE SPREAD			2.69%			3.27%
NET INTEREST MARGIN			3.51%			3.38%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2023 and March 31, 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2023 and March 31, 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2023			Three Months Ended March 31, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$994,072	$12,706	5.13%	$936,394	$10,983	4.76%
Investment Securities:
Taxable	4,274,123	36,721	3.44%	4,404,864	36,259	3.29%
Tax-exempt	387,918	2,718	2.80%	387,671	2,740	2.83%

Total Securities	4,662,041	39,439	3.38%	4,792,535	38,999	3.26%
Loans, net of unearned income (2)(3)	20,705,509	294,931	5.71%	20,683,610	280,456	5.49%
Allowance for loan losses	(240,611)			(234,809)

Net loans	20,464,898		5.78%	20,448,801		5.55%

Total earning assets	26,121,011	$347,076	5.33%	26,177,730	$330,438	5.10%

Other assets	3,317,801			3,334,559

TOTAL ASSETS	$29,438,812			$29,512,289

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,520,461	$91,577	2.37%	$15,186,632	$68,592	1.83%
Short-term borrowings	177,315	1,489	3.37%	166,614	1,157	2.82%
Long-term borrowings	2,307,485	25,405	4.42%	2,417,999	25,234	4.23%

Total Interest-Bearing Liabilities	18,005,261	118,471	2.64%	17,771,245	94,983	2.17%

Noninterest-bearing deposits	6,500,259			6,897,030
Accrued expenses and other liabilities	274,198			273,726

TOTAL LIABILITIES	24,779,718			24,942,001
SHAREHOLDERS’ EQUITY	4,659,094			4,570,288

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,438,812			$29,512,289

NET INTEREST INCOME		$228,605			$235,455

INTEREST RATE SPREAD			2.69%			2.93%
NET INTEREST MARGIN			3.51%			3.63%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the six-month periods ended June 30, 2023 and 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the six-month period ended June 30, 2023 and 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$965,393	$23,689	4.95%	$2,379,418	$7,170	0.61%
Investment Securities:
Taxable	4,339,132	72,980	3.36%	4,466,170	42,063	1.88%
Tax-exempt	387,795	5,458	2.81%	432,135	5,483	2.54%

Total Securities	4,726,927	78,438	3.32%	4,898,305	47,546	1.94%
Loans, net of unearned income (2)(3)	20,694,619	575,387	5.60%	18,775,823	378,063	4.06%
Allowance for loan losses	(237,726)			(215,316)

Net loans	20,456,893		5.67%	18,560,507		4.10%

Total earning assets	26,149,213	$677,514	5.21%	25,838,230	$432,779	3.37%

Other assets	3,324,719			3,338,261

TOTAL ASSETS	$29,473,932			$29,176,491

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,354,468	$160,169	2.10%	$15,747,191	$18,312	0.23%
Short-term borrowings	171,994	2,646	3.10%	135,012	418	0.62%
Long-term borrowings	2,362,437	50,639	4.32%	814,628	5,431	1.34%

Total Interest-Bearing Liabilities	17,888,899	213,454	2.41%	16,696,831	24,161	0.29%

Non-interest bearing deposits	6,697,549			7,527,570
Accrued expenses and other liabilities	272,575			269,099

TOTAL LIABILITIES	24,859,023			24,493,500
SHAREHOLDERS’ EQUITY	4,614,909			4,682,991

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,473,932			$29,176,491

NET INTEREST INCOME		$464,060			$408,618

INTEREST RATE SPREAD			2.80%			3.08%
NET INTEREST MARGIN			3.57%			3.18%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $11.44 million and $18.33 million for the second quarter and first half of 2023, respectively, as compared to net benefits of $1.81 million and $5.22 million for the second quarter and first half of 2022, respectively. On a linked-quarter basis, the provision for credit losses for the first quarter of 2023 was $6.89 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2023, the provision for loan and lease losses was $11.44 million as compared to a net benefit of $1.81 million for the quarter ended June 30, 2022. The provision for loan and lease losses for the first six months of 2023 was $18.33 million as compared to a net benefit of $5.21 million for the first six months of 2022. The higher amount of provision expense for 2023 compared to 2022 was mainly due to an increase in qualitative adjustments pertaining to economic and business conditions, collateral values for dependent loans, loan trends, concentrations of credit, and the reasonable and supportable forecasts of future macroeconomic conditions. Net charge-offs were $1.21 million for the second quarter of 2023 as compared to net recoveries of $941 thousand for the same quarter in 2022. Net charge-offs for the first six months of 2023 were $2.35 million as compared to net recoveries of $2.92 million for the first six months of 2022. The higher amount of net charge-offs for 2023 as compared to 2022 was primarily due to an increase in charge-offs in 2023 for the consumer loan segment as well as a lower amount of recoveries in 2023 of previously charged-off amounts for the other commercial loan segment. On a linked-quarter basis, the provision for loan and lease losses for the first quarter of 2023 was $6.89 million while net charge-offs were $1.15 million. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income were 0.02% both for the second quarter and first half of 2023 compared to annualized net recoveries of (0.02%) and (0.03%) for the second quarter and first half of 2022. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2023 were 0.02%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at June 30, 2023 and December 31, 2022:

(In thousands)	June 30 2023	December 31 2022
Nonaccrual loans	$26,545	$23,685
Loans past due 90 days of more	15,007	15,565
Restructured loans (1)	n/a	19,388

Total nonperforming loans	$41,552	$58,638
Other real estate owned	3,756	2,052

Total nonperforming assets	$45,308	$60,690

Note:

(1)

On January 1, 2023, United adopted ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” prospectively which eliminated the accounting guidance on troubled debt restructurings and enhanced creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. After the adoption of ASU 2022-02, United no longer considers accruing restructured loans that are fewer than 90 days past due as nonperforming loans or nonperforming assets. Nonperforming loans and nonperforming assets at December 31, 2022 included $9,127 of restructured loans that were on accruing status and fewer than 90 days past due but classified as nonperforming loans and nonperforming assets. Restructured loans that are on nonaccrual or 90-day past due are included in the above nonperforming loan and nonperforming asset categories at June 30, 2023.

Restructured loans with an aggregate balance of $7,186 at December 31, 2022 were on nonaccrual status, but are not included in “Nonaccrual loans” above. Restructured loans with an aggregate balance of $3,075 at December 31, 2022 were 90 days past due, but not included in “Loans past due 90 days or more” above.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2023, the allowance for credit losses was $297.49 million as compared to $280.94 million at December 31, 2022.

At June 30, 2023, the allowance for loan and lease losses was $250.72 million as compared to $234.75 million at December

31, 2022. The increase in the allowance for loan and lease losses was due mainly to increased reserves for several loan segments including nonowner-occupied commercial real estate, residential real estate, and construction and land development. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.21% at June 30, 2023 and 1.14% at December 31, 2022. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 603.39% and 400.33% at June 30, 2023 and December 31, 2022, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The second quarter of 2023 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, rising interest rates, the regulatory environment due to recent bank failures and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP in 2023 improved in the second quarter, from a projection of 0.40% for 2023 in the first quarter to 1.00% for 2023 with a slight downward shift for 2024, from a projection of 1.20% for 2024 in the first quarter to 1.10% for 2024 in the second quarter. The unemployment rate improved for 2023 between first and second quarter, 4.50% to 4.10%, while remaining fairly consistent for 2024 with a slight improvement from 4.60% to 4.50%. The forecast for 2025 changed minimally for both real GDP and the unemployment rate – both experienced a 10 bps decrease compared to the first quarter.

•

Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at June 30, 2023 produced increased reserves in three of the four loan categories as compared to December 31, 2022. The allowance related to the commercial, financial & agricultural loan pool increased $8.95 million due to increased outstanding balances and increased reasonable and supportable forecast adjustment particularly as it pertains to office loans. The residential real estate reserve increased $5.20 million due to increased outstanding balances and increased risk of loss for past due, nonaccrual and graded loans. The real estate construction and development loan pool reserve increased $4.87 million due to increased risk of loss for collateral value for dependent loans and increased reasonable and supportable forecast adjustment. The consumer loan pool reserve decreased $3.04 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $803 thousand at June 30, 2023 and $1.27 million at December 31, 2022. In comparison to the prior year-end, this element of the allowance decreased $471 thousand due to improved borrowers’ financial condition and increased collateral valuation such that individual assessments were no longer necessary as well as charge-offs taken for previously reserved losses.

Management believes that the allowance for credit losses of $297.49 million at June 30, 2023 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the second quarter and first half of 2023 and 2022 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand as of June 30, 2023 and $18 thousand as December 31, 2022. There was no provision for credit losses recorded on available for sale investment securities for the second quarter and first half of 2023 and 2022 and no allowance for credit losses on available for sale investment securities as of June 30, 2023 and December 31, 2022.

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

Noninterest income for the second quarter of 2023 was $35.18 million, a decrease of $8.43 million or 19.33% from the second quarter of 2022. Noninterest income for the first half of 2023 was $67.92 million, a decrease of $21.71 million or 24.22% from the first half of 2022. Both decreases were due mainly to net losses recognized on the sales of AFS investment securities and a decrease in income from mortgage banking activities primarily as a result of a rising interest rate environment and a lower margin on loans sold in the secondary market. Partially offsetting the decreases was a net gain of $8.15 million during the second quarter of 2023 on the sale of MSRs within mortgage loan servicing income.

Net losses on investment securities were $7.34 million for the second quarter of 2023 as compared to net gains on investment securities of $1.18 million for the second quarter of 2022. For the first six months of 2023, net losses on investment securities were $7.74 million as compared to net gains on investment securities of $931 thousand for the first six months of 2022. The net losses in 2023 were mainly due to the previously mentioned net loss of $7.24 million on the sale of approximately $187 million of AFS investment securities in the second quarter of 2023.

Income from mortgage banking activities totaled $7.91 million for the second quarter of 2023 compared to $12.45 million for the same period of 2022, a decline of $4.54 million or 36.46%. For the first half of 2023 and 2022, income from mortgage banking activities was $14.29 million and $31.65 million, respectively. The decreases for 2023 as compared to 2022 were due to decreased loan sales driven by the rising rate environment and a lower margin on loans sold. For the three months ended June 30, 2023 and 2022, mortgage loan sales were $248.71 million and $674.12 million, respectively. For the six months ended June 30, 2023 and 2022, mortgage loan sales were $415.22 million and $1.74 billion, respectively. Mortgage loans originated for sale were $271.83 million and $449.64 million for the second quarter and first half of 2023, respectively, as compared to $554.50 million and $1.46 billion for the second quarter and first half of 2022, respectively.

Fees from deposit services for the second quarter and first half of 2023 decreased $1.51 million or 13.90% and $2.29 million or 10.92%, respectively, from the second quarter and first half of 2022. These decreases were due mainly to lower income from overdraft fees primarily as a result of implemented changes to United’s overdraft policy during the third quarter of 2022.

Income from bank-owned life insurance (“BOLI”) for the second quarter and first half of 2023 decreased $2.10 million and $2.40 million, respectively, from the second quarter and first half of 2022. For the second quarter and first half of 2023, United recognized death benefits from BOLI of $41 thousand as compared to $2.48 million and $2.76 million for the second quarter and first half of 2022, respectively.

Partially offsetting the decreases mentioned above for the second quarter and first half of 2023 were increases of $7.51 million and $7.40 million from the second quarter and first half of 2023 in mortgage loan servicing income. The increases were due mainly to the previously mentioned net gain of $8.15 million during the second quarter of 2023 on the sale of MSRs with an aggregate unpaid principal balance approximately $2 billion.

On a linked-quarter basis, noninterest income for the second quarter of 2023 increased $2.43 million, or 7.43%, from the first quarter of 2023. The increase in noninterest income was primarily due to increases in mortgage loan servicing income of $7.57 million mainly driven by the net gain on sale of MSRs and income from mortgage banking activities of $1.52 million driven by higher mortgage loan origination and sale volume and a higher margin on loans sold. This increase in noninterest income was partially offset by higher net losses on investment securities of $6.93 million mainly driven by the loss on sale of AFS investment securities.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense was $135.29 million for the second quarter of 2023, a decrease of $5.89 million or 4.17% from the same period in 2022. For the first half of 2023, noninterest expense was $272.71 million, which was a decrease of $7.64 million or 2.73% from the first half of 2022.

Employee compensation for the second quarter and first half of 2023 decreased $4.13 million or 6.59% and $11.34 million or 9.05%, respectively, from the second quarter and first half of 2022. The decreases for 2023 were due mainly to lower employee commissions related to a decline in mortgage banking production and lower employee incentives.

Other expense for the second quarter of 2023 decreased $4.84 million or 13.61% from the second quarter of 2022. For the first half of 2023, other expense decreased $3.11 million or 4.54% from the first half of 2022. Within other expenses, the most significant decrease for second quarter and first half of 2023 as compared to the same time periods in 2022 was in the expense for the reserve for unfunded loan commitments of $7.92 million and $10.56 million, respectively. Partially offsetting these decreases were increases in consulting and legal expenses as well as business franchise taxes.

Employee benefits expense for the first half of 2023 increased $773 thousand or 3.10% as compared to the first half of 2022. This increase was primarily due to higher amounts of expense for postretirement benefits.

Net occupancy expense for the first half of 2023 increased $849 thousand or 3.79% as compared to the first half of 2022. These increases were primarily due to higher amounts of building rental, depreciation and maintenance expense.

OREO expense for the first half of 2023 increased $754 thousand or 330.70% from the first half of 2022 due to a decline in the fair value of OREO properties.

Equipment expense for the second quarter of 2023 increased $716 thousand or 9.79% as compared to the second quarter of 2022. This increase was primarily due to an increase in maintenance expense.

FDIC expense for the second quarter and first half of 2023 increased $1.57 million or 52.13% and $3.48 million or 61.30%, respectively, due a higher assessment rate.

On a linked-quarter basis, noninterest expense for the second quarter of 2023 decreased $2.13 million, or 1.55%, from the first quarter of 2023. The decrease in noninterest expense was primarily driven by a decrease in the expense for the reserve for unfunded loan commitments of $4.62 million within other expense partially offset by an increase in employee compensation of $3.09 million. The decrease in the expense for the reserve for unfunded loan commitments was driven by a decrease in the outstanding balance of loan commitments at quarter-end. The increase in employee compensation was primarily driven by higher employee incentives as well as higher employee commissions related to mortgage banking production.

Income Taxes

For the second quarter of 2023, income tax expense was $23.45 million as compared to $23.53 million in the second quarter of 2022. On a linked-quarter basis, income tax expense decreased $996 thousand from the first quarter of 2023. These decreases were due to lower earnings partially offset by a higher effective tax rate. For the first half of 2023, income tax expense was $47.90 million as compared to $43.63 million in the second quarter of 2022. United’s effective tax rate was 20.23% for the second quarter of 2023, 19.75% for the second quarter of 2022 and 19.92% for the first quarter of 2023. For the first half of 2023 and 2022, United’s effective tax rate was 20.07% and 19.75%, respectively. For further details related to income taxes, see Note 16 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

During the first half of 2023, United increased its interest-bearing deposit balance at the FRB by $489.88 million to $1.30 billion. The change in the balance at the FRB was mostly the result of $555.27 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio and a $66.59 million increase in total deposits.

For the six months ended June 30, 2023, cash of $183.09 million was provided by operating activities due mainly to net income of $190.77 million. Net cash of $356.65 million was provided by investing activities which was primarily due to $541.90 million of net proceeds from the sales of investment securities over purchases partially offset by portfolio loan growth of $205.96 million. During the first six months of 2023, net cash of $24.04 million was used in financing activities due primarily to cash dividends paid of $97.27 million and cash paid of $10.25 million to redeem subordinated debt partially offset by growth in deposits of $67.25 million and an increase in securities sold under agreements to repurchase of $16.04 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $515.71 million for the first half of 2023.

At June 30, 2023, United had an unused borrowing amount at the FHLB of approximately $6.65 billion subject to delivery of collateral after certain trigger points and $2.39 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230 million, all of which was available at June 30, 2023. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at June 30, 2023. At June 30, 2023, United’s borrowing capacity for the FRB Discount Window was $2.86 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first half of 2023.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.06% at June 30, 2023 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.83%, 12.83% and 10.99%, respectively. The June 30, 2023 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.64 billion at June 30, 2023, which was an increase of $120.85 million or 2.68% from December 31, 2022. This increase is primarily due to increases of $93.42 million in retained earnings (net income less dividends declared) and $22.05 million in accumulated other comprehensive income due mainly to an after-tax increase in the fair value of available for sale securities.

United’s equity to assets ratio was 15.62% at June 30, 2023 as compared to 15.31% at December 31, 2022. The primary capital ratio, capital and reserves to total assets and reserves, was 16.45% at June 30, 2023 as compared to 16.11% at December 31, 2022. United’s average equity to average asset ratio was 15.83% for the second quarter of 2023 as compared to 15.88% the second quarter of 2022. United’s average equity to average asset ratio was 15.66% for the first half of 2023 as compared to 16.05% for the first half of 2022. All of these financial measurements reflect a financially sound position.

During the second quarter of 2023, United’s Board of Directors declared a cash dividend of $0.36 per share. Cash dividends were $0.72 per common share for the first six months of 2023. Total cash dividends declared were $48.63 million for the second quarter of 2023 and $97.35 million for the first six months of 2023 as compared to $48.54 million for the second quarter of 2022 and $97.81 million for the first six months of 2022.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2023 and December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2023	December 31, 2022
+200	(3.89%)	(6.83%)
+100	(1.56%)	(3.00%)
-100	1.53%	2.12%
-200	1.53%	2.16%

At June 30, 2023, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 1.56% over one year as compared to a decrease by 3.00%

at December 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 3.89% over one year as of June 30, 2023 as compared to a decrease of 6.83% as of December 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.53% over one year as of June 30, 2023 as compared to an increase of 2.12%, over one year as of December 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.53% over one year as of June 30, 2023 as compared to an increase of 2.16% over one year as of December 31, 2022.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.66% in year two as of June 30, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 0.69% in year two as of June 30, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.80% in year two as of June 30, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.10% in year two as of June 30, 2023.

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

At June 30, 2023, United’s mortgage related securities portfolio had an amortized cost of $2 billion, of which approximately $867.2 million or 44% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.8 years and a weighted average yield of 2.12%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.6%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 12.2%.

United had approximately $525.3 million in fixed rate commercial mortgage backed securities (“CMBS”) with a projected yield of 1.97% and a projected average life of 5 years on June 30, 2023. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.3 years.

United had approximately $25.8 million in 15-year mortgage backed securities with a projected yield of 2.01% and a projected average life of 4.8 years as of June 30, 2023. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 3.6 years and a WAM of 11.7 years.

United had approximately $340.1 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 7.3 years on June 30, 2023. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 2.3 years and a WAM of 17.5 years.

United had approximately $163.6 million in 30-year mortgage backed securities with a projected yield of 2.61% and a projected average life of 8.3 years on June 30, 2023. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 3.8 years and a WAM of 24.3 years.

The remaining 2% of the mortgage related securities portfolio on June 30, 2023, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2023 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d- 15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended June 30, 2023 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2023	0	$00.00	0	4,371,239
5/01 – 5/31/2023	60	$28.95	0	4,371,239
6/01 – 6/30/2023	0	$00.00	0	4,371,239

Total	60	$28.95	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2023 – 60 shares at an average price of $28.95 were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. No shares were purchased for the deferred compensation plan for the quarter ended June 30, 2023.

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

(c)

United’s directors and officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2023, no such plans or other arrangements were adopted or terminated.

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

UNITED BANKSHARES, INC.
(Registrant)

/s/ Richard M. Adams, Jr.
Date:	August 9, 2023	Richard M. Adams, Jr.
Chief Executive Officer

/s/ W. Mark Tatterson
Date:	August 9, 2023	W. Mark Tatterson, Executive
Vice President and Chief Financial Officer