Form 10-Q
period 2023-09-30
UNITED BANKSHARES INC/WV
filed 2023-11-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
 31, 2023
, the registrant had
134,933,015
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2023 and December 31, 2022, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30	December 31
	2023	2022
Assets
Cash and due from banks	$269,502	$294,155
Interest-bearing deposits with other banks	913,397	881,418
Federal funds sold	1,155	1,079

Total cash and cash equivalents	1,184,054	1,176,652
Securities available for sale at estimated fair value (amortized cost-$4,241,930 at September 30, 2023 and $5,011,729 at December 31, 2022, allowance for credit losses of $0 at September 30, 2023 and December 31, 2022)	3,749,357	4,541,925
Securities held to maturity, net of allowance for credit losses of $18 at September 30, 2023 and December 31, 2022 (estimated fair value-$1,020 at September 30, 2023 and December 31, 2022)	1,002	1,002
Equity securities at estimated fair value	8,548	7,629
Other investment securities	307,392	322,048
Loans held for sale measured using fair value option	59,614	56,879
Loans and leases	21,114,975	20,580,163
Less: Unearned income	(17,092)	(21,997)

Loans and leases, net of unearned income	21,097,883	20,558,166
Less: Allowance for loan and lease losses	(254,886)	(234,746)

Net loans and leases	20,842,997	20,323,420
Bank premises and equipment	191,661	199,161
Operating lease right-of-use assets	80,259	71,144
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	4,616	21,022
Bank-owned life insurance (“BOLI”)	485,386	480,184
Accrued interest receivable	106,771	94,890
Other assets	314,248	304,535

TOTAL ASSETS	$29,224,794	$29,489,380

Liabilities
Deposits:
Noninterest-bearing	$6,253,343	$7,199,678
Interest-bearing	16,423,511	15,103,488

Total deposits	22,676,854	22,303,166
Borrowings:
Securities sold under agreements to repurchase	188,274	160,698
Federal Home Loan Bank (“FHLB”) borrowings	1,110,559	1,910,775
Other long-term borrowings	278,211	286,881
Reserve for lending-related commitments	43,766	46,189
Operating lease liabilities	84,569	75,749
Accrued expenses and other liabilities	193,683	189,729

TOTAL LIABILITIES	24,575,916	24,973,187
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,241,408 and 142,011,560 at September 30, 2023 and December 31, 2022, respectively, including 7,308,393 and 7,266,438 shares in treasury at September 30, 2023 and December 31, 2022, respectively	355,604	355,029
Surplus	3,178,533	3,168,874
Retained earnings	1,716,295	1,575,426
Accumulated other comprehensive loss	(349,456)	(332,732)
Treasury stock, at cost	(252,098)	(250,404)

TOTAL SHAREHOLDERS’ EQUITY	4,648,878	4,516,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,224,794	$29,489,380

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Interest income
Interest and fees on loans	$308,199	$225,501	$882,453	$602,503
Interest on federal funds sold and other short-term investments	11,810	6,834	35,499	14,004
Interest and dividends on securities:
Taxable	35,730	29,149	108,710	71,212
Tax-exempt	1,171	2,199	5,483	6,530

Total interest income	356,910	263,683	1,032,145	694,249
Interest expense
Interest on deposits	108,793	17,660	268,962	35,972
Interest on short-term borrowings	1,805	493	4,451	911
Interest on long-term borrowings	17,859	4,908	68,498	10,339

Total interest expense	128,457	23,061	341,911	47,222

Net interest income	228,453	240,622	690,234	647,027
Provision for credit losses	5,948	7,671	24,278	2,454

Net interest income after provision for credit losses	222,505	232,951	665,956	644,573
Other income
Fees from trust services	4,514	4,384	13,810	12,805
Fees from brokerage services	4,433	4,016	12,551	12,683
Fees from deposit services	9,282	10,069	27,969	31,047
Bankcard fees and merchant discounts	1,676	1,857	5,090	4,907
Other service charges, commissions, and fees	850	918	2,937	2,462
Income from bank-owned life insurance	2,562	1,472	6,475	7,786
Income from mortgage banking activities	7,556	6,422	21,847	38,070
Mortgage loan servicing income	846	2,302	12,963	7,017
Net investment securities (losses) gains	(181)	(206)	(7,922)	725
Other income	2,123	1,515	5,863	4,880

Total other income	33,661	32,749	101,583	122,382
Other expense
Employee compensation	59,064	59,618	172,980	184,871
Employee benefits	12,926	10,750	38,597	35,648
Net occupancy expense	11,494	11,281	34,736	33,674
Other real estate owned (“OREO”) expense	185	1,708	1,167	1,936
Net losses (gains) on the sales of OREO properties	93	125	66	(362)
Equipment expense	7,170	7,807	22,192	22,452
Data processing expense	7,405	7,614	22,134	22,534
Mortgage loan servicing expense and impairment	1,051	1,847	4,634	5,273
Bankcard processing expense	559	509	1,617	1,421
FDIC insurance expense	4,598	3,063	13,755	8,740
Other expense	30,685	32,874	96,059	101,358

Total other expense	135,230	137,196	407,937	417,545

Income before income taxes	120,936	128,504	359,602	349,410
Income taxes	24,779	25,919	72,679	69,548

Net income	$96,157	$102,585	$286,923	$279,862

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Earnings per common share:
Basic	$0.71	$0.76	$2.13	$2.07

Diluted	$0.71	$0.76	$2.12	$2.06

Average outstanding shares:
Basic	134,685,041	134,182,248	134,493,059	134,947,674
Diluted	134,887,776	134,553,565	134,733,055	135,251,299
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net income	$96,157	$102,585	$286,923	$279,862
Change in net unrealized loss on available-for-sale (“AFS”) securities, net of tax	(42,026)	(117,950)	(17,464)	(387,770)
Change in net unrealized gain (loss) on cash flow hedge, net of tax	2,645	12,287	(1,068)	38,357
Change in pension plan assets, net of tax	603	716	1,808	1,997

Comprehensive income (loss), net of tax	$57,379	$(2,362)	$270,199	$(67,554)

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Nine Months Ended September 30, 2023
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Loss	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2023	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	98,307	0	0	98,307
Other comprehensive income, net of tax	0	0	0	0	38,602	0	38,602

Total comprehensive income, net of tax							136,909
Stock based compensation expense	0	0	2,713	0	0	0	2,713
Stock grant forfeiture (1,506 shares)	0	0	58	0	0	(58)	0
Purchase of treasury stock (33,551 shares)	0	0	0	0	0	(1,374)	(1,374)
Cash dividends ($0.36 per share)	0	0	0	(48,720)	0	0	(48,720)
Net issuance of common stock under stock-based compensation plans (226,486 shares)	226,486	566	250	0	0	0	816

Balance at March 31, 2023	142,238,046	355,595	3,171,895	1,625,013	(294,130)	(251,836)	4,606,537
Comprehensive income:
Net income	0	0	0	92,459	0	0	92,459
Other comprehensive loss, net of tax	0	0	0	0	(16,548)	0	(16,548)

Total comprehensive income, net of tax							75,911
Stock based compensation expense	0	0	3,295	0	0	0	3,295
Purchase of treasury stock (60 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.36 per share)	0	0	0	(48,628)	0	0	(48,628)
Stock grant forfeiture (4,445 shares)	0	0	172	0	0	(172)	0
Net issuance of common stock under stock-based compensation plans (2,812 shares)	2,812	7	(78)	0	0	0	(71)

Balance at June 30, 2023	142,240,858	355,602	3,175,284	1,668,844	(310,678)	(252,009)	4,637,043
Comprehensive income:
Net income	0	0	0	96,157	0	0	96,157
Other comprehensive loss, net of tax	0	0	0	0	(38,778)	0	(38,778)

Total comprehensive income, net of tax							57,379
Stock based compensation expense	0	0	3,148	0	0	0	3,148
Purchase of treasury stock (232 shares)	0	0	0	0	0	(7)	(7)
Cash dividends ($0.36 per share)	0	0	0	(48,706)	0	0	(48,706)
Stock grant forfeiture (2,161 shares)	0	0	82	0	0	(82)	0
Net issuance of common stock under stock-based compensation plans (550 shares)	550	2	19	0	0	0	21

Balance at September 30, 2023	142,241,408	$355,604	$3,178,533	$1,716,295	$(349,456)	$(252,098)	$4,648,878

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Nine Months Ended September 30, 2022
	Common Stock				Accumulated Other		Total
	Shares	Par Value	Surplus	Retained Earnings	Comprehensive Loss	Treasury Stock	Shareholders’ Equity
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	81,664	0	0	81,664
Other comprehensive loss, net of tax	0	0	0	0	(136,804)	0	(136,804)

Total comprehensive loss, net of tax							(55,140)
Stock based compensation expense	0	0	2,061	0	0	0	2,061
Stock grant forfeiture (6,212 shares)	0	0	223	0	0	(223)	0
Purchase of treasury stock (740,873 shares)	0	0	0	0	0	(26,061)	(26,061)
Cash dividends ($0.36 per share)	0	0	0	(49,266)	0	0	(49,266)
Net issuance of common stock under stock-based compensation plans (422,766 shares)	422,766	1,056	3,862	0	0	0	4,918

Balance at March 31, 2022	141,783,032	354,458	3,156,101	1,423,175	(141,692)	(196,902)	4,595,140
Comprehensive income:
Net income	0	0	0	95,613	0	0	95,613
Other comprehensive loss, net of tax	0	0	0	0	(105,665)	0	(105,665)

Total comprehensive loss, net of tax							(10,052)
Stock based compensation expense	0	0	2,543	0	0	0	2,543
Purchase of treasury stock (1,548,767 shares)	0	0	0	0	0	(53,391)	(53,391)
Cash dividends ($0.36 per share)	0	0	0	(48,544)	0	0	(48,544)
Stock grant forfeiture (2,445 shares)	0	0	88	0	0	(88)	0
Net issuance of common stock under stock-based compensation plans (63,419 shares)	63,419	158	1,196	0	0	0	1,354

Balance at June 30, 2022	141,846,451	354,616	3,159,928	1,470,244	(247,357)	(250,381)	4,487,050
Comprehensive income:
Net income	0	0	0	102,585	0	0	102,585
Other comprehensive loss, net of tax	0	0	0	0	(104,947)	0	(104,947)

Total comprehensive loss, net of tax							(2,362)
Stock based compensation expense	0	0	2,462	0	0	0	2,462
Purchase of treasury stock (214 shares)	0	0	0	0	0	(7)	(7)
Cash dividends ($0.36 per share)	0	0	0	(48,564)	0	0	(48,564)
Stock grant forfeiture (207 shares)	0	0	8	0	0	(8)	0
Net issuance of common stock under stock-based compensation plans (51,422 shares)	51,422	129	1,378	0	0	0	1,507

Balance at September 30, 2022	141,897,873	$354,745	$3,163,776	$1,524,265	$(352,304)	$(250,396)	$4,440,086

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Nine Months Ended September 30
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$272,661	$623,773
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	181,732	305
Proceeds from maturities and calls of securities available for sale	680,429	447,719
Purchases of securities available for sale	(107,818)	(1,572,476)
Proceeds from sales of equity securities	216	6,586
Purchases of equity securities	(1,398)	(2,136)
Proceeds from sales and redemptions of other investment securities	145,258	4,439
Purchases of other investment securities	(140,332)	(40,951)
Redemption of bank-owned life insurance policies	2,182	11,947
Purchases of bank premises and equipment	(8,480)	(11,855)
Proceeds from sales of bank premises and equipment	2,508	890
Proceeds from sales of mortgage servicing rights	23,450	0
Proceeds from the sales of OREO properties	2,530	3,625
Net change in loans	(491,656)	(1,666,737)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	288,621	(2,818,644)

FINANCING ACTIVITIES
Cash dividends paid	(146,006)	(144,479)
Acquisition of treasury stock	(1,382)	(79,459)
Proceeds from exercise of stock options	1,576	7,912
Repayment of long-term Federal Home Loan Bank borrowings	(1,900,000)	(20,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,100,000	500,000
Redemption of subordinated debt	(10,250)	0
Changes in:
Deposits	374,606	(484,558)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	27,576	13,632

NET CASH USED IN FINANCING ACTIVITIES	(553,880)	(206,952)

Increase (Decrease) in cash and cash equivalents	7,402	(2,401,823)
Cash and cash equivalents at beginning of year	1,176,652	3,758,170

Cash and cash equivalents at end of period	$1,184,054	$1,356,347

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$4,878	$1,131
Transfers of loans to bank premises and equipment	0	4,541
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	0	(345)
Liabilities assumed	0	2,050
Goodwill	0	2,395
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2023 and 2022 and for the three-month and nine-month periods then ended have not been audited. The Notes to Consolidated Financial Statements appearing in United’s 2022 Annual Report on Form
10-K,
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
New Accounting Standards
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-06,
“Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which adopts certain disclosure requirements referred by the SEC. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation
S-X
or Regulation
S-K
becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The adoption of
ASU 2023-06
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
In August 2023, the FASB issued ASU
2023-05,
“Business Combinations – Joint Venture Formations (Subtopic
805-60).”
ASU
2023-05
requires a joint venture to apply a new basis of accounting at its formation date by valuing the net assets contributed at fair value for both business and asset transactions. The value of the net assets in total is then allocated to individual assets and liabilities by applying Topic 805 with certain exceptions. ASU
2023-05
requires certain disclosures to aid the user of the financial statements in understanding the implications of the joint venture formation. ASU
2023-05
is effective for joint venture formations with a formation date on or after January 1, 2025. The adoption of
ASU 2023-05
is not expected to have an impact on the Company’s financial condition or results of operations.
In July 2023, the FASB issued ASU
No. 2023-03,
“Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation
S-X:
Income or Loss Applicable to Common Stock.” ASU
2023-03
amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff

Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation
S-X:
Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company’s financial statements.
In March 2023, the FASB issued Accounting ASU
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
In December 2022, the FASB issued ASU
2022-06,
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU
2022-06
extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU
2020-04
to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. At the time ASU
2020-04
was issued, the United Kingdom’s Financial Conduct Authority (“FCA”) had established the intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022; 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023, which has now taken effect as intended. Accordingly, ASU
2022-06
defers the expiration date of ASU 848 to December 31, 2024. United implemented a comprehensive project plan to execute the transition of its LIBOR-based financial instruments to alternative reference rates. United utilized the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR.
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

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$493,144	$8	$12,994	$0	$480,158
State and political subdivisions	615,840	7	116,685	0	499,162
Residential mortgage-backed securities
Agency	1,255,364	1	223,841	0	1,031,524
Non-agency	101,514	0	11,578	0	89,936
Commercial mortgage-backed securities
Agency	516,345	11	70,526	0	445,830
Asset-backed securities	888,959	26	13,257	0	875,728
Single issue trust preferred securities	16,371	0	1,634	0	14,737
Other corporate securities	354,393	0	42,111	0	312,282

Total	$4,241,930	$53	$492,626	$0	$3,749,357

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$548,407	$12	$18,927	$0	$529,492
State and political subdivisions	820,167	36	110,673	0	709,530
Residential mortgage-backed securities
Agency	1,369,471	4	194,531	0	1,174,944
Non-agency	121,336	66	9,429	0	111,973
Commercial mortgage-backed securities
Agency	627,768	8	65,223	0	562,553
Asset-backed securities	943,813	0	32,202	0	911,611
Single issue trust preferred securities	17,342	88	1,146	0	16,284
Other corporate securities	563,425	44	37,931	0	525,538

Total	$5,011,729	$258	$470,062	$0	$4,541,925

United excludes accrued interest from the amortized cost basis of available-for-sale
debt securities and reports accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $21,320 and $23,955 at September 30, 2023 and December 31, 2022, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2023 and December 31, 2022.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,349	$15	$471,913	$12,979	$476,262	$12,994
State and political subdivisions	6,410	360	484,444	116,325	490,854	116,685
Residential mortgage-backed securities
Agency	11,545	518	1,019,892	223,323	1,031,437	223,841
Non-agency	8,791	247	81,145	11,331	89,936	11,578
Commercial mortgage-backed securities
Agency	0	0	443,373	70,526	443,373	70,526
Asset-backed securities	16,019	146	843,717	13,111	859,736	13,257
Single issue trust preferred securities	2,840	260	11,897	1,374	14,737	1,634
Other corporate securities	0	0	304,575	42,111	304,575	42,111

Total	$49,954	$1,546	$3,660,956	$491,080	$3,710,910	$492,626

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$473,025	$13,628	$48,793	$5,299	$521,818	$18,927
State and political subdivisions	496,328	63,019	192,234	47,654	688,562	110,673
Residential mortgage-backed securities
Agency	623,587	70,744	550,135	123,787	1,173,722	194,531
Non-agency	58,839	2,083	42,901	7,346	101,740	9,429
Commercial mortgage-backed securities
Agency	396,380	27,469	163,226	37,754	559,606	65,223
Asset-backed securities	425,482	14,134	486,129	18,068	911,611	32,202
Single issue trust preferred securities	0	0	13,109	1,146	13,109	1,146
Other corporate securities	195,425	18,064	261,170	19,867	456,595	37,931

Total	$2,669,066	$209,141	$1,757,697	$260,921	$4,426,763	$470,062

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Proceeds from sales and calls	$199,096	$145,482	$862,161	$448,024
Gross realized gains	0	2	0	2
Gross realized losses	0	0	7,659	0
At September 30, 2023, gross unrealized losses on available for sale securities were $492,626 on 1,123 securities of a total portfolio of 1,148 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at September 30, 2023 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $615,840 at September 30, 2023. As of September 30, 2023, approximately 48% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2023. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2023.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $305,933 on mortgage-backed
securities September 30, 2023. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,771,709 at September 30, 2023. Of the $1,771,709 amount, $516,345 was related to agency commercial mortgage-backed securities and $1,255,364 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2023.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $101,514 at September 30, 2023. Of the $101,514, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2023.
Asset-backed securities
As of September 30, 2023, United’s asset-backed securities portfolio had a total amortized cost balance of $888,959. 100% of the portfolio was investment grade rated as of September 30, 2023. Approximately 25% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 75% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of September 30, 2023, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2023 consisted of $7,473 in investment grade bonds, $3,100 in split rated bonds, and $5,798 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2023, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of September 30, 2023, United’s other corporate securities portfolio had a total amortized cost balance of $354,393. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $354,393, 98% had at least one rating above investment grade, none were below investment grade rated, and 2% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at September 30, 2023.

The amortized cost and estimated fair value of securities available for sale at September 30, 2023 and December 31, 2022 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2023		December 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$462,220	$455,584	$384,921	$380,575
Due after one year through five years	475,853	435,582	856,743	817,881
Due after five years through ten years	871,549	739,345	981,983	858,819
Due after ten years	2,432,308	2,118,846	2,788,082	2,484,650

Total	$4,241,930	$3,749,357	$5,011,729	$4,541,925

Equity securities at fair value
Equity securities consist mainly of mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $8,548 at September 30, 2023 and $7,629 at December 31, 2022.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net gains recognized during the period on equity securities sold	$0	$0	$0	$0
Unrealized gains recognized during the period on equity securities still held at period end	0	19	82	44
Unrealized losses recognized during the period on equity securities still held at period end	(181)	(226)	(345)	(684)

Net losses recognized during the period	$(181)	$(207)	$(263)	$(640)

Other investment securities
During the third quarter of 2023, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2023 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,327,103 and $2,412,820 at September 30, 2023 and December 31, 2022, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2023	December 31, 2022
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,680,510	$1,724,927
Nonowner-occupied commercial real estate	6,645,589	6,286,974
Other commercial	3,527,319	3,612,568

Total commercial, financial & agricultural	11,853,418	11,624,469
Residential real estate	5,016,829	4,662,911
Construction & land development	3,104,682	2,926,971

	September 30, 2023	December 31, 2022
Consumer:
Bankcard	9,122	9,273
Other consumer	1,130,924	1,356,539
Less: Unearned income	(17,092)	(21,997)

Total gross loans	$21,097,883	$20,558,166

The table above does not include loans held for sale of $59,614 and $56,879 at September 30, 2023 and December 31, 2022, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $68,552 and $24,901 at September 30, 2023 and December 31, 2022, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of September 30, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,779	$7,197	$12,976	$1,667,534	$1,680,510	$0
Nonowner-occupied	11,971	6,853	18,824	6,626,765	6,645,589	0
Other commercial	4,613	2,206	6,819	3,520,500	3,527,319	288
Residential real estate	27,013	14,758	41,771	4,975,058	5,016,829	7,340
Construction & land development	666	6,591	7,257	3,097,425	3,104,682	6,065
Consumer:
Bankcard	32	105	137	8,985	9,122	105
Other consumer	31,898	5,029	36,927	1,093,997	1,130,924	4,485

Total	$81,972	$42,739	$124,711	$20,990,264	$21,114,975	$18,283

Age Analysis of Past Due Loans and Leases As of December 31, 2022
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,643	$12,368	$18,011	$1,706,916	$1,724,927	$4,023
Nonowner-occupied	9,996	8,916	18,912	6,268,062	6,286,974	0
Other commercial	13,466	5,338	18,804	3,593,764	3,612,568	2,946
Residential real estate	25,315	17,735	43,050	4,619,861	4,662,911	7,342
Construction & land development	3,060	475	3,535	2,923,436	2,926,971	0
Consumer:
Bankcard	63	109	172	9,101	9,273	109
Other consumer	33,993	4,570	38,563	1,317,976	1,356,539	4,220

Total	$91,536	$49,511	$141,047	$20,439,116	$20,580,163	$18,640

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At September 30, 2023		At December 31, 2022
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$7,197	$7,197	$8,345	$8,345
Nonowner-occupied	6,853	6,853	8,916	8,916
Other Commercial	1,918	1,265	2,392	2,392
Residential Real Estate	7,418	6,649	10,393	8,564
Construction	526	526	475	475
Consumer:
Bankcard	0	0	0	0
Other consumer	544	544	350	350

Total	$24,456	$23,034	$30,871	$29,042

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2023 and 2022.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023, the date United adopted ASU
2022-02,
through September 30, 2023, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented as follows. No loans were modified for the three months ended September 30, 2023.

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Nine Months Ended September 30, 2023
	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$494	$0	0.03%
Nonowner-occupied	0	1,755	0.03%
Other commercial	21	0	0.00%
Residential real estate	511	0	0.01%
Construction & land development	0	0	0.00%
Consumer:
Bankcard	0	0	0.00%
Other consumer	0	0	0.00%

Total	$1,026	$1,755	0.01%

As of September 30, 2023, United did not have any commitments to lend additional funds on the above loans modified due to the debtors experiencing financial difficulty.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging analysis of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023 through September 30, 2023, presented by class of financing receivable:

Payment Status (Amortized Cost Basis) As of September 30, 2023
	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$494	$0	$0
Nonowner-occupied	1,755	0	0
Other commercial	21	0	0
Residential real estate	511	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	$2,781	$0	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023. No loans were modified for the three months ended September 30, 2023.

	For the Nine Months Ended September 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	1.0
Nonowner-occupied	1.50%	0
Other Commercial	0.00%	1.0
Residential Real Estate	0.00%	4.6
Construction & land development	0.00%	0
Consumer:
Bankcard	0.00%	0
Other consumer	0.00%	0

Total	1.50%	6.6

No loan or lease modifications completed on or after January 1, 2023 through September 30, 2023 to borrowers experiencing financial difficulty had a payment default during the three and nine months ended September 30, 2023.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2023 and December 31, 2022:

	Collateral Dependent Loans and Leases
	At September 30, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$32	$0	$0	$10,048	$8,567	$18,647
Nonowner-occupied	7,247	0	0	10,138	2,649	20,034
Other commercial	0	1,776	0	0	261	2,037
Residential real estate	11,289	0	0	0	0	11,289
Construction & land development	1,104	0	1,212	0	839	3,155
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$19,672	$1,776	$1,212	$20,186	$12,316	$55,162

	Collateral Dependent Loans and Leases
	At December 31, 2022
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$46	$22	$0	$15,718	$9,635	$25,421
Nonowner-occupied	3,245	0	0	2,784	7,619	13,648
Other commercial	0	5,444	0	0	140	5,584
Residential real estate	11,858	0	0	0	0	11,858
Construction & land development	14	0	1,312	0	738	2,064
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,163	$5,466	$1,312	$18,502	$18,132	$58,575

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
For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000 or greater) and classified (substandard-rated and worse in the amount of $500 and greater) loans is completed once per quarter. Review of notes with committed exposure of $3,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.

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
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$100,156	$317,749	$255,607	$265,673	$112,845	$536,499	$31,316	$310	$1,620,155
Special Mention	0	277	0	0	2,485	19,416	0	0	22,178
Substandard	0	141	284	490	446	36,151	285	131	37,928
Doubtful	0	0	0	0	0	249	0	0	249

Total	$100,156	$318,167	$255,891	$266,163	$115,776	$592,315	$31,601	$441	$1,680,510

Current-period charge-offs	0	0	0	0	0	(735)	0	0	(735)
Current-period recoveries	0	11	0	0	0	115	0	0	126

Current-period net recoveries (charge-offs)	$0	$11	$0	$0	$0	$(620)	$0	$0	$(609)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$339,765	$276,667	$284,091	$122,582	$112,126	$504,485	$32,465	$350	$1,672,531
Special Mention	0	0	0	496	1,158	5,358	920	0	7,932
Substandard	143	936	522	417	642	41,301	0	233	44,194
Doubtful	0	0	0	0	0	270	0	0	270

Total	$339,908	$277,603	$284,613	$123,495	$113,926	$551,414	$33,385	$583	$1,724,927

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	489	0	0	489

Current-period net recoveries	$0	$0	$0	$0	$0	$421	$0	$0	$421

Commercial Real Estate – Nonowner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$385,910	$1,402,411	$1,595,745	$678,114	$699,574	$1,382,941	$239,903	$113	$6,384,711
Special Mention	0	468	2,391	26,837	44,221	105,466	22,295	0	201,678
Substandard	0	0	0	4,695	3,505	51,000	0	0	59,200
Doubtful	0	0	0	0	0	0	0	0	0

Total	$385,910	$1,402,879	$1,598,136	$709,646	$747,300	$1,539,407	$262,198	$113	$6,645,589

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,222	0	0	1,222

Current-period net recoveries	$0	$0	$0	$0	$0	$1,198	$0	$0	$1,198

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,415,465	$1,399,023	$739,474	$687,755	$341,367	$1,297,076	$183,779	$135	$6,064,074
Special Mention	557	2,401	6,852	84,781	980	23,137	0	0	118,708
Substandard	0	0	673	34,079	17,180	51,897	363	0	104,192
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,416,022	$1,401,424	$746,999	$806,615	$359,527	$1,372,110	$184,142	$135	$6,286,974

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	234	0	0	234

Current-period net recoveries	$0	$0	$0	$0	$0	$234	$0	$0	$234

Other commercial

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$447,978	$621,912	$494,493	$264,532	$203,947	$512,545	$891,306	$18	$3,436,731
Special Mention	222	5,921	614	2,039	1,758	6,474	16,413	21	33,462
Substandard	5	16,220	489	813	1,124	12,660	25,815	0	57,126
Doubtful	0	0	0	0	0	0	0	0	0

Total	$448,205	$644,053	$495,596	$267,384	$206,829	$531,679	$933,534	$39	$3,527,319

Current-period charge-offs	(88)	(110)	(96)	0	(13)	(517)	(144)	(78)	(1,046)
Current-period recoveries	0	0	0	0	16	1,429	5	0	1,450

Current-period net (charge-offs) recoveries	$(88)	$(110)	$(96)	$0	$3	$912	$(139)	$(78)	$404

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$749,919	$581,588	$398,682	$230,209	$75,577	$426,406	$1,033,459	$1,596	$3,497,436
Special Mention	14,244	3,652	331	2,115	936	2,799	35,997	38	60,112
Substandard	4,023	432	29	871	5,603	6,182	37,778	42	54,960
Doubtful	0	0	0	0	0	60	0	0	60

Total	$768,186	$585,672	$399,042	$233,195	$82,116	$435,447	$1,107,234	$1,676	$3,612,568

Current-period charge-offs	0	(364)	(202)	(211)	(2,490)	(1,041)	0	0	(4,308)
Current-period recoveries	0	0	84	17	705	4,561	0	0	5,367

Current-period net (charge-offs) recoveries	$0	$(364)	$(118)	$(194)	$(1,785)	$3,520	$0	$0	$1,059

Residential Real Estate

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$513,860	$1,595,629	$855,363	$452,584	$269,229	$886,968	$415,370	$2,614	$4,991,617
Special Mention	0	0	0	0	138	3,747	1,737	0	5,622
Substandard	0	0	396	643	468	16,867	1,125	91	19,590
Doubtful	0	0	0	0	0	0	0	0	0

Total	$513,860	$1,595,629	$855,759	$453,227	$269,835	$907,582	$418,232	$2,705	$5,016,829

Current-period charge-offs	0	0	0	0	(705)	0	0	0	(705)
Current-period recoveries	0	0	6	0	481	1	0	0	488

Current-period net recoveries (charge-offs)	$0	$0	$6	$0	$(224)	$1	$0	$0	$(217)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$1,525,762	$847,177	$492,628	$291,334	$245,158	$791,366	$439,800	$2,683	$4,635,908
Special Mention	0	0	0	0	11	4,418	1,888	0	6,317
Substandard	0	1,448	68	445	866	17,001	858	0	20,686
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,525,762	$848,625	$492,696	$291,779	$246,035	$812,785	$442,546	$2,683	$4,662,911

Current-period charge-offs	0	(809)	0	0	(284)	(453)	0	0	(1,546)
Current-period recoveries	0	1	0	0	16	1,483	7	0	1,507

Current-period net (charge-offs) recoveries	$0	$(808)	$0	$0	$(268)	$1,030	$7	$0	$(39)

Construction and Land Development

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$452,792	$1,179,421	$886,179	$199,609	$39,350	$70,169	$252,301	$0	$3,079,821
Special Mention	0	2,680	0	9,911	3,398	263	0	0	16,252
Substandard	0	1,244	2,422	2,471	0	2,272	200	0	8,609
Doubtful	0	0	0	0	0	0	0	0	0

Total	$452,792	$1,183,345	$888,601	$211,991	$42,748	$72,704	$252,501	$0	$3,104,682

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$806,442	$1,109,601	$389,751	$133,711	$117,934	$109,320	$252,604	$0	$2,919,363
Special Mention	0	0	65	3,421	0	1,447	0	0	4,933
Substandard	0	219	0	13	0	2,443	0	0	2,675
Doubtful	0	0	0	0	0	0	0	0	0

Total	$806,442	$1,109,820	$389,816	$137,145	$117,934	$113,210	$252,604	$0	$2,926,971

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,414	0	0	1,414

Current-period net recoveries	$0	$0	$0	$0	$0	$1,412	$0	$0	$1,412

Bankcard

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$8,985	$0	$8,985
Substandard	0	0	0	0	0	0	32	0	32
Doubtful	0	0	0	0	0	0	105	0	105
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,122	$0	$9,122

Current-period charge-offs	0	0	0	0	0	0	(216)	0	(216)
Current-period recoveries	0	0	0	0	0	0	22	0	22

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(194)	$0	$(194)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,101	$0	$9,101
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	109	0	109
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,273	$0	$9,273

Current-period charge-offs	0	0	0	0	0	0	(355)	0	(355)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(346)	$0	$(346)

Other Consumer

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$162,933	$474,296	$231,602	$118,372	$76,728	$27,335	$2,732	$0	$1,093,998
Special Mention	173	13,842	11,214	4,034	1,770	838	26	0	31,897
Substandard	0	2,116	1,806	844	141	121	1	0	5,029
Doubtful	0	0	0	0	0	0	0	0	0

Total	$163,106	$490,254	$244,622	$123,250	$78,639	$28,294	$2,759	$0	$1,130,924

Current-period charge-offs	(9)	(2,204)	(1,999)	(690)	(272)	(132)	0	0	(5,306)
Current-period recoveries	0	155	104	40	43	178	0	0	520

Current-period net (charge-offs) recoveries	$(9)	$(2,049)	$(1,895)	$(650)	$(229)	$46	$0	$0	$(4,786)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$626,666	$319,719	$176,423	$128,176	$55,147	$9,202	$2,644	$0	$1,317,977
Special Mention	9,891	13,449	5,769	3,075	1,295	464	50	0	33,993
Substandard	1,144	2,214	927	167	89	28	0	0	4,569
Doubtful	0	0	0	0	0	0	0	0	0

Total	$637,701	$335,382	$183,119	$131,418	$56,531	$9,694	$2,694	$0	$1,356,539

Current-period charge-offs	(394)	(1,435)	(851)	(331)	(162)	(198)	0	0	(3,371)
Current-period recoveries	12	102	61	87	60	207	0	0	529

Current-period net (charge- offs) recoveries	$(382)	$(1,333)	$(790)	$(244)	$(102)	$9	$0	$0	$(2,842)

At September 30, 2023 and December 31, 2022, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $3,181 and $2,052, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2023 and December 31, 2022, the recorded investment of consumer mortgage
loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $708 and $1,309, respectively.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $83,160 and $70,332 at September 30, 2023 and December 31, 2022, respectively, related to loans and leases that are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of September 30, 2023 and December 31, 2022:

	Accrued Interest Receivable
	At September 30, 2023	At December 31, 2022
Commercial Real Estate:
Owner-occupied	$4,648	$4,855
Nonowner-occupied	25,422	19,801
Other Commercial	13,164	10,904
Residential Real Estate	19,625	16,117
Construction	17,444	15,195
Consumer:
Bankcard	0	0
Other consumer	2,857	3,460

Total	$83,160	$70,332

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2023 and 2022:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Commercial real estate:
Owner-occupied	$0	$2	$16	$8
Nonowner-occupied	3	2	3	2
Other commercial	4	52	32	75
Residential real estate	59	8	204	83
Construction & land development	0	0	2	0
Consumer:
Bankcard	0	0	0	0
Other consumer	78	98	260	221

Total	$144	$162	$517	$389

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $43,766 and $46,189 at September 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for credit losses at September 30, 2023 increased $20,140 or 8.58% from December 31, 2022. The increase in the allowance for loan and lease losses was due mainly to increased reserves for several loan segments including nonowner-occupied commercial real estate, residential real estate, and construction and land development driven primarily by loan growth in those particular segments as well as reserves for uncertainty surrounding collateral values for dependent loans and current and future economic and business conditions.
The third quarter of 2023 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, rising
interest rates, the banking regulatory environment and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis based on projections of real GDP and the unemployment rate. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•
The forecast for real GDP in 2023 improved in the third quarter, from a projection of 1.00% for 2023 in the second quarter to 2.10% for 2023 in the third quarter and improvement in 2024, from a projection of 1.10% for 2024 in the second quarter to 1.50% for 2024 in the third quarter. The unemployment rate improved for 2023 between second and third quarter, 4.10% to 3.80%, and in 2024 with improvement from 4.50% to 4.10%. The forecast for 2025 remained consistent at 1.80% for GDP while the unemployment rate reflected a similar decrease to 2024, from 4.50% to 4.10%.

•
Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Three Months Ended September 30, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$11,987	$48,939	$80,216	$41,425	$53,258	$567	$14,329	$250,721
Charge-offs	(38)	0	(313)	(619)	0	(45)	(1,821)	(2,836)
Recoveries	8	465	306	73	31	6	163	1,052
Provision	528	2,533	(5,576)	3,088	5,104	35	237	5,949

Ending balance	$12,485	$51,937	$74,633	$43,967	$58,393	$563	$12,908	$254,886

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Nine Months Ended September 30, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(735)	(24)	(1,046)	(705)	(14)	(216)	(5,306)	(8,046)
Recoveries	126	1,222	1,450	488	80	22	520	3,908
Provision	(851)	12,196	(5,477)	7,957	9,937	196	320	24,278

Ending balance	$12,485	$51,937	$74,633	$43,967	$58,393	$563	$12,908	$254,886

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2022
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	0	(4,308)	(1,546)	(2)	(355)	(3,371)	(9,650)
Recoveries	489	234	5,367	1,507	1,414	9	529	9,549
Provision	(919)	(3,847)	215	9,862	7,583	590	5,347	18,831

Ending balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($91,381)	$0	$0	$105,165	($91,381)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2022
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($87,544)	$0	$0	$105,165	($87,544)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $1,279 and $3,837 for the three and nine months ended September 30, 2023 as compared to $1,379 and $4,137 for the three and nine months ended September 30, 2022, respectively.
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
The unpaid principal balances of loans serviced for others were approximately $1,216,805 at September 30, 2023 and $3,381,485 at December 31, 2022.
The estimated fair value of the mortgage servicing rights was $14,652 and $41,880 at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of servicing rights at September 30, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 11.01% with a weighted average discount rate of 10.60%, average constant prepayment rates (“CPR”) ranging from 4.59% to 9.11% with a weighted average prepayment rate of 5.41%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.14%. The estimated fair value of servicing rights at December 31, 2022 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.74% with a weighted average discount rate of 10.62%, average CPR ranging from 5.66% to 7.62% with a weighted average prepayment rate of 6.30%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.19%. Please refer to Note 13 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
MSRs beginning balance	$4,627	$22,593	$21,022	$24,027
Amount sold	0	0	(15,001)	0
Amount capitalized	231	251	526	1,361
Amount amortized	(242)	(936)	(1,931)	(3,480)

MSRs ending balance	$4,616	$21,908	$4,616	$21,908

MSRs valuation allowance beginning balance	$0	$0	$0	$(883)
Aggregate additions charged and recoveries credited to operations	0	0	0	883
MSRs impairment	0	0	0	0

MSRs valuation allowance ending balance	$0	$0	$0	$0

MSRs, net of valuation allowance	$4,616	$21,908	$4,616	$21,908

For the nine months ended September 30, 2023, United recognized a net gain of $8,306 on the sale of MSRs. The Company did not record any temporary impairments on MSRs for the three and nine months ended September 30, 2023 and 2022.
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
The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	September 30, 2023	September 30, 2022
Operating lease cost	Net occupancy expense	$5,252	$5,315
Sublease income	Net occupancy expense	(62)	(60)

Net lease cost		$5,190	$5,255

		Nine Months Ended	Nine Months Ended
	Classification	September 30, 2023	September 30, 2022
Operating lease cost	Net occupancy expense	$15,987	$15,696
Sublease income	Net occupancy expense	(183)	(268)

Net lease cost		$15,804	$15,428

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$80,259	$71,144
Operating lease liabilities	Operating lease liabilities	$84,569	$75,749

Other information related to leases was as follows:

September 30, 2023
Weighted-average remaining lease term:
Operating leases	7.09 years
Weighted-average discount rate:
Operating leases	2.77%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,340	$5,351
ROU assets obtained in the exchange for lease liabilities	3,968	3,440

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,282	$15,847
ROU assets obtained in the exchange for lease liabilities	22,333	7,563
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2022, consists of the following as of September 30, 2023:

Year	Amount
2023	$4,979
2024	16,950
2025	13,756
2026	12,540
2027	10,667
Thereafter	34,658

Total lease payments	93,550
Less: imputed interest	(8,981)

Total	$84,569

9. SHORT-TERM BORROWINGS
At September 30, 2023 and December 31, 2022, short-term borrowings were as follows:

	As of September 30, 2023	As of December 31, 2022
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	188,274	160,698

Total short-term borrowings	$188,274	$160,698

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2023, United had no outstanding balance under this credit.

10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2023, United had an unused borrowing amount of approximately $7,304,090 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2023, $1,110,559 of FHLB advances with a weighted-average contractual interest rate of 5.43% and a weighted-average effective interest rate of 3.15% are scheduled to mature within the next two years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at September 30, 2023 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2023	$1,100,000
2024	0
2025	10,559
2026	0
2027 and thereafter	0

Total	$1,110,559

At September 30, 2023, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $10,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial Corporation acquisition. During the first quarter of 2023, United redeemed these fixed-to-floating
rate subordinated notes. At December 31, 2022, the outstanding balance of the subordinated notes was $9,892. At September 30, 2023 and December 31, 2022, the outstanding balance of the Debentures was $278,211 and $276,989, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,064,910 and $7,250,155 of loan commitments outstanding as of September 30, 2023 and December 31, 2022, respectively, approximately 40% of which contractually expire within one year. Excluded in the September 30, 2023 and December 31, 2022 amounts above are commitments to extend credit of $475,571 and $719,841 respectively, related to mortgage loan funding commitments of United’s mortgage banking segment which are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2023 and December 31, 2022, United had $16,326 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $155,516 and $147,511 as of September 30, 2023 and December 31, 2022, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment reserve was immaterial as of September 30, 2023 and December 31, 2022.
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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of September 30, 2023, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $23,922 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following September 30, 2023 related to the cash flow hedges. As of September 30, 2023, the maximum length of time over which forecasted transactions are hedged is seven years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000 for asset derivatives as of September 30, 2023. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.

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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2023 and December 31, 2022.

	Asset Derivatives
	September 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$51,733	$4,816	Other assets	$55,073	$4,038

Total Fair Value Hedges		$51,733	$4,816		$55,073	$4,038
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$551,733	$4,816		$555,073	$4,038

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$2,193	$13	Other assets	$15,475	$220
TBA mortgage-backed securities	Other assets	110,578	1,433	Other assets	22,649	146
Interest rate lock commitments	Other assets	111,710	1,584	Other assets	73,412	1,146

Total derivatives not designated as hedging instruments		$224,481	$3,030		$111,536	$1,512

Total asset derivatives		$776,214	$7,846		$666,609	$5,550

	Liability Derivatives
	September 30, 2023			December 31, 2022
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$8,401	$13	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	0	0	Other liabilities	63,000	213
Interest rate lock commitments	Other liabilities	74,207	315	Other liabilities	48,949	348

Total derivatives not designated as hedging instruments		$82,608	$328		$111,949	$561

Total liability derivatives		$82,608	$328		$111,949	$561

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2023 and December 31, 2022.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	September 30, 2023
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$52,390	$(3,870)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2022
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$55,770	$(3,069)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2023	September 30, 2022
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$6,243	$2,422
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$27	$40

Total derivatives in hedging relationships		$6,270	$2,462

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(64)	$(345)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	573	4,245
Interest rate lock commitments	Income from Mortgage Banking Activities	14	(2,838)

Total derivatives not designated as hedging instruments		$523	$1,062

Total derivatives		$6,793	$3,524

		Nine Months Ended
	Income Statement Location	September 30, 2023	September 30, 2022
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$17,186	$2,343
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(24)	$(997)

Total derivatives in hedging relationships		$17,162	$1,346

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(221)	$(670)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	1,500	5,352
Interest rate lock commitments	Income from Mortgage Banking Activities	438	(8,175)

Total derivatives not designated as hedging instruments		$1,717	$(3,493)

Total derivatives		$18,879	$(2,147)

For the three and nine months ended September 30, 2023 and 2022, changes in the fair value of certain interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2023, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at September 30, 2023. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.05% to 0.77% with a weighted average increase of 0.31%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate)(“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.05% to 0.77% with a weighted average increase of 0.31%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2023 Using
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$480,158	$0	$480,158	$0
State and political subdivisions	499,162	0	499,162	0
Residential mortgage-backed securities
Agency	1,031,524	0	1,031,524	0
Non-agency	89,936	0	89,936	0
Commercial mortgage-backed securities Agency	445,830	0	445,830	0
Asset-backed securities	875,728	0	875,728	0
Single issue trust preferred securities	14,737	0	14,737	0
Other corporate securities	312,282	5,206	307,076	0

Total available for sale securities	3,749,357	5,206	3,744,151	0
Equity securities:
Financial services industry	167	167	0	0
Equity mutual funds (1)	3,403	3,403	0	0
Fixed income mutual funds	4,978	4,978	0	0

Total equity securities	8,548	8,548	0	0

		Fair Value at September 30, 2023 Using
Description	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans held for sale	59,614	0	7,948	51,666
Derivative financial assets:
Interest rate swap contracts	4,816	0	4,816	0
Forward sales commitments	13	0	13	0
TBA mortgage-backed securities	1,433	0	132	1,301
Interest rate lock commitments	1,584	0	418	1,166

Total derivative financial assets	7,846	0	5,379	2,467
Liabilities
Derivative financial liabilities:
Forward sales commitments	13	0	0	13
Interest rate lock commitments	315	0	0	315

Total derivative financial liabilities	328	0	0	328

		Fair Value at December 31, 2022 Using
Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$0	$529,492	$0
State and political subdivisions	709,530	0	709,530	0
Residential mortgage-backed securities
Agency	1,174,944	0	1,174,944	0
Non-agency	111,973	0	111,973	0
Commercial mortgage-backed securities
Agency	562,553	0	562,553	0
Asset-backed securities	911,611	0	911,611	0
Single issue trust preferred securities	16,284	0	16,284	0
Other corporate securities	525,538	5,367	520,171	0

Total available for sale securities	4,541,925	5,367	4,536,558	0
Equity securities:
Financial services industry	270	270	0	0
Equity mutual funds (1)	2,221	2,221	0	0
Fixed income mutual funds	5,138	5,138	0	0

Total equity securities	7,629	7,629	0	0
Loans held for sale	56,879	0	12,008	44,871
Derivative financial assets:
Interest rate swap contracts	4,038	0	4,038	0
Forward sales commitments	220	0	214	6
TBA mortgage-backed securities	146	0	120	26
Interest rate lock commitments	1,146	0	302	844

Total derivative financial assets	5,550	0	4,674	876
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	213	0	0	213
Interest rate lock commitments	348	0	0	348

Total derivative financial liabilities	561	0	0	561

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2023 and the year ended December 31, 2022.
The following tables present additional information about financial assets and liabilities measured at fair value at September 30, 2023 and December 31, 2022 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
	September 30, 2023	December 31, 2022
Balance, beginning of period	$44,871	$464,109
Originations	878,526	2,360,908
Sales	(896,109)	(2,673,795)
Transfers to portfolio loans	0	(154,699)
Total gains during the period recognized in earnings	24,378	48,348

Balance, end of period	$51,666	$44,871

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(139)	$(9,852)

	Derivative financial assets TBA securities
	September 30, 2023	December 31, 2022
Balance, beginning of period	$26	$61
Transfers other	1,275	(35)

Balance, end of period	$1,301	$26

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,301	$26

	Derivative financial assets Forward sales commitments
	September 30, 2023	December 31, 2022
Balance, beginning of period	$6	$0
Transfers other	(6)	6

Balance, end of period	$0	$6

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$6

	Derivative financial assets Interest rate lock commitments
	September 30, 2023	December 31, 2022
Balance, beginning of period	$844	$9,444
Transfers other	322	(8,600)

Balance, end of period	$1,166	$844

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,166	$844

	Derivative financial liabilities Forward sales commitments
	September 30, 2023	December 31, 2022
Balance, beginning of period	$0	$36
Transfers other	13	(36)

Balance, end of period	$13	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$13	$0

	Derivative financial liabilities TBA securities
	September 30, 2023	December 31, 2022
Balance, beginning of period	$213	$470
Transfers other	(213)	(257)

Balance, end of period	$0	$213

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$213

	Derivative financial liabilities Interest rate lock commitments
	September 30, 2023	December 31, 2022
Balance, beginning of period	$348	$25
Transfers other	(33)	323

Balance, end of period	$315	$348

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$315	$348
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Income from mortgage banking activities	$(469)	$(2,662)

Description	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Income from mortgage banking activities	$(112)	$(12,800)
No loans held for sale were past due or on nonaccrual status as of September 30, 2023 and December 31, 2022.

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2023			December 31, 2022
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$59,017	$59,614	$597	$56,170	$56,879	$709
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

Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2023. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty and volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. No other fair value measurement of intangible assets was made during the first nine months of 2023 and 2022.
Mortgage Servicing Rights:
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at September 30, 2023 and December 31, 2022, refer to Note 7 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the third quarter and first nine months of September 30, 2023 and 2022.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2023	Fair Value at September 30, 2023			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$15,228	$0	$13,856	$1,372	$(470)
OREO	3,181	0	3,181	0	(67)

Description	Balance as of December 31, 2022	Fair Value at December 31, 2022			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$6,125	$0	$1,801	$4,324	$327
OREO	2,052	0	2,013	39	(96)

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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Cash and cash equivalents	$1,184,054	$1,184,054	$0	$1,184,054	$0
Securities available for sale	3,749,357	3,749,357	5,206	3,744,151	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	8,548	8,548	8,548	0	0
Other securities	307,392	292,022	0	0	292,022
Loans held for sale	59,614	59,614	0	7,948	51,666
Net loans	20,842,997	19,627,516	0	0	19,627,516
Derivative financial assets	7,846	7,846	0	5,379	2,467
Mortgage servicing rights	4,616	14,652	0	0	14,652
Deposits	22,676,854	22,630,946	0	22,630,946	0
Short-term borrowings	188,274	188,274	0	188,274	0
Long-term borrowings	1,388,770	1,359,575	0	1,359,575	0
Derivative financial liabilities	328	328	0	0	328
December 31, 2022
Cash and cash equivalents	$1,176,652	$1,176,652	$0	$1,176,652	$0
Securities available for sale	4,541,925	4,541,925	5,367	4,536,558	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,629	7,629	7,629	0	0
Other securities	322,048	305,946	0	0	305,946
Loans held for sale	56,879	56,879	0	12,008	44,871
Net loans	20,323,420	19,030,221	0	0	19,030,221
Derivative financial assets	5,550	5,550	0	4,674	876
Mortgage servicing rights	21,022	41,880	0	0	41,880
Deposits	22,303,186	22,249,061	0	22,249,061	0
Short-term borrowings	160,698	160,698	0	160,698	0
Long-term borrowings	2,197,656	2,161,108	0	2,161,108	0
Derivative financial liabilities	561	561	0	0	561
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
Compensation expense of $3,148 and $9,156 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2023, respectively, as compared to the compensation expense of $2,462 and $7,066 related to all share-based grants and awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2022, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of September 30, 2023, and the changes during the first nine months of 2023 are presented below:

	Nine Months Ended September 30, 2023
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2023	1,501,212			$34.64
Exercised	(59,123)			27.76
Forfeited or expired	(17,570)			26.52

Outstanding at September 30, 2023	1,424,519	$1,148,155	3.8	$35.03

Exercisable at September 30, 2023	1,367,993	$1,148,155	3.7	$35.13

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	170,892	$6.16
Vested	(114,053)	6.41
Forfeited or expired	(313)	5.65

Nonvested at September 30, 2023	56,526	$5.65

During the nine months ended September 30, 2023 and 2022, 59,123 and 370,995 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2023 and 2022 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2023 and 2022 was $767 and $5,095 respectively.
As of September 30, 2023, the total unrecognized compensation cost related to nonvested stock option awards was $130 with a weighted-average expense recognition period of 0.4 years.

Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of September 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $8,309 with a weighted-average expense recognition period of 1.0 years.
The following summarizes the changes to United’s nonvested restricted common shares for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	373,220	$35.43
Granted	150,732	40.98
Vested	(180,971)	35.62
Forfeited	(8,112)	38.48

Nonvested at September 30, 2023	334,869	$37.75

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
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	266,159	$35.45
Granted	177,368	40.40
Vested	(37,912)	36.64
Forfeited or expired	(42,113)	37.19

Nonvested at September 30, 2023	363,502	$37.53

As of September 30, 2023, the total unrecognized compensation cost related to nonvested restricted stock units was $8,192 with a weighted-average expense recognition period of 1.4 years.

15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first nine months of 2023 and 2022.
Included in accumulated other comprehensive income at December 31, 2022 are unrecognized actuarial losses of $38,530 ($29,553 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and nine months ended September 30, 2023 and 2022 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Service cost	$471	$583	$1,399	$1,996
Interest cost	1,774	1,301	5,266	3,731
Expected return on plan assets	(2,961)	(3,258)	(8,787)	(9,680)
Recognized net actuarial loss	792	1,070	2,350	2,726

Net periodic pension cost	$76	$(304)	$228	$(1,227)

Weighted-average assumptions:
Discount rate	5.25%	3.08%	5.25%	3.08%
Expected return on assets	7.25%	6.25%	7.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2023 and 2022, the total amount of accrued interest related to uncertain tax positions was $815 and $807, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019, 2020 and 2021 and certain State Taxing authorities for the years ended December 31, 2019 through 2021.
United’s effective tax rate was 20.49% and 20.21% for the third quarter and first nine months of 2023, respectively, as compared to 20.17% and 19.90% for the third quarter and first nine months of 2022, respectively.

17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income	$96,157	$102,585	$286,923	$279,862
Available for sale (“AFS”) securities:
Change in net unrealized loss on AFS securities arising during the period	(54,793)	(153,779)	(30,428)	(505,565)
Related income tax effect	12,767	35,831	7,090	117,797
Net reclassification adjustment for losses included in net income	0	(2)	7,659	(2)
Related income tax expense	0	0	(1,785)	0

Net effect of AFS securities on other comprehensive income	(42,026)	(117,950)	(17,464)	(387,770)

Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	9,692	18,442	15,794	52,352
Related income tax effect	(2,258)	(4,297)	(3,680)	(12,198)
Net reclassification adjustment for (gains) losses included in net income	(6,243)	(2,422)	(17,186)	(2,343)
Related income tax effect	1,454	564	4,004	546

Net effect of cash flow hedge derivatives on other comprehensive income	2,645	12,287	(1,068)	38,357

Pension plan:
Recognized net actuarial loss	792	1,070	2,350	2,726
Related income tax benefit	(189)	(354)	(542)	(729)

Net effect of change in pension plan asset on other comprehensive income	603	716	1,808	1,997

Total change in other comprehensive income	(38,778)	(104,947)	(16,724)	(347,416)

Total Comprehensive Income (Loss)	$57,379	$(2,362)	$270,199	$(67,554)

The components of accumulated other comprehensive income for the nine months ended September 30, 2023 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (1) For the Nine Months Ended September 30, 2023
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(360,340)	$53,014	$(25,406)	$(332,732)
Other comprehensive income before reclassification	(23,338)	12,114	0	(11,224)
Amounts reclassified from accumulated other comprehensive income	5,874	(13,182)	1,808	(5,500)

Net current-period other comprehensive income (loss), net of tax	(17,464)	(1,068)	1,808	(16,724)

Balance at September 30, 2023	$(377,804)	$51,946	$(23,598)	$(349,456)

(1) All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Nine Months Ended September 30, 2023
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$7,659	Net investment securities (losses) gains

	7,659	Total before tax
Related income tax effect	(1,785)	Tax expense

	5,874	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2023
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(17,186)	Interest expense

	(17,186)	Total before tax
Related income tax effect	4,004	Tax expense

	(13,182)	Net of tax

Pension plan:
Recognized net actuarial loss	2,350 (1)	Employee benefits

	2,350	Total before tax
Related income tax effect	(542)	Tax expense

	1,808	Net of tax

Total reclassifications for the period	$(5,500)

(1)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Distributed earnings allocated to common stock	$48,456	$48,333	$145,360	$145,678
Undistributed earnings allocated to common stock	47,474	53,979	140,867	133,442

Net earnings allocated to common shareholders	$95,930	$102,312	$286,227	$279,120

Average common shares outstanding	134,685,041	134,182,248	134,493,059	134,947,674
Equivalents from stock options	202,735	371,317	239,996	303,625

Average diluted shares outstanding	134,887,776	134,553,565	134,733,055	135,251,299

Earnings per basic common share	$0.71	$0.76	$2.13	$2.07
Earnings per diluted common share	$0.71	$0.76	$2.12	$2.06
Antidilutive stock options and restricted stock outstanding of 1,413,862 and 1,411,484 for the three months and nine months ended September 30, 2023, respectively, were excluded from the earnings per diluted common share calculation as compared to 678,879 and 1,117,428 for the three months and nine months ended September 30, 2022, respectively.
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At September 30, 2023 and December 31, 2022, United’s investment (maximum exposure to loss) in these trusts were $11,635 and $11,277, respectively.
Information related to United’s statutory trusts is presented in the table below:

Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate (1)	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month CME Term SOFR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month CME Term SOFR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month CME Term SOFR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month CME Term SOFR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month CME Term SOFR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month CME Term SOFR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month CME Term SOFR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month CME Term SOFR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month CME Term SOFR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month CME Term SOFR + 1.65%	July 7, 2036
VCBI Capital Trust II	December 19, 2002	$15,000	6-month CME Term SOFR + 3.30%	December 19, 2032
VCBI Capital Trust III	December 20, 2005	$25,000	3-month CME Term SOFR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month CME Term SOFR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month CME Term SOFR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month CME Term SOFR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month CME Term SOFR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month CME Term SOFR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month CME Term SOFR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month CME Term SOFR + 3.00%	December 12, 2033

(1)	The 3-month CME Term SOFR rates have a spread adjustment of 0.26161% and the 6-month CME Term SOFR rate has a spread adjustment of 0.42826%.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At September 30, 2023 and December 31, 2022, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $84,701 and $75,021, respectively, while related unfunded commitments were $56,382 and $77,143, respectively. As of September 30, 2023, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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
Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the three and nine months ended September 30, 2023 and 2022 is as follows:

	At and For the Three Months Ended September 30, 2023
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$230,339	$2,558	$(5,951)	$1,507	$228,453
Provision for credit losses	5,948	0	0	0	5,948
Other income	24,583	10,871	1,179	(2,972)	33,661
Other expense	121,316	14,119	1,260	(1,465)	135,230
Income taxes	26,142	(141)	(1,222)	0	24,779

Net income (loss)	$101,516	$(549)	$(4,810)	$0	$96,157

Total assets (liabilities)	$28,866,805	$389,689	$68,948	$(100,648)	$29,224,794
Average assets (liabilities)	28,729,947	401,702	63,175	(118,903)	29,075,921

	At and For the Three Months Ended September 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$239,543	$2,758	$(3,709)	$2,030	$240,622
Provision for credit losses	7,671	0	0	0	7,671
Other income	23,777	13,749	532	(5,309)	32,749
Other expense	119,569	20,662	244	(3,279)	137,196
Income taxes	27,422	(820)	(683)	0	25,919

Net income (loss)	$108,658	$(3,335)	$(2,738)	$0	$102,585

Total assets (liabilities)	$28,730,918	$427,239	$46,243	$(155,925)	$29,048,475
Average assets (liabilities)	28,495,611	402,793	32,590	(96,559)	28,834,435

	At and For the Nine Months Ended September 30, 2023
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$695,911	$6,835	$(16,828)	$4,316	$690,234
Provision for credit losses	24,278	0	0	0	24,278
Other income	66,368	41,678	1,958	(8,421)	101,583
Other expense	364,378	44,910	2,754	(4,105)	407,937
Income taxes	75,522	705	(3,548)	0	72,679

Net income (loss)	$298,101	$2,898	$(14,076)	$0	$286,923

Total assets (liabilities)	$28,866,805	$389,689	$68,948	$(100,648)	$29,224,794
Average assets (liabilities)	29,001,264	409,882	55,809	(127,074)	29,339,881

	At and For the Nine Months Ended September 30, 2022
	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$640,817	$7,945	$(8,496)	$6,761	$647,027
Provision for credit losses	2,454	0	0	0	2,454
Other income	75,577	58,614	2,693	(14,502)	122,382
Other expense	353,357	71,886	43	(7,741)	417,545
Income taxes	71,758	(1,048)	(1,162)	0	69,548

Net income (loss)	$288,825	$(4,279)	$(4,684)	$0	$279,862

Total assets (liabilities)	$28,730,918	$427,239	$46,243	$(155,925)	$29,048,475
Average assets (liabilities)	28,717,609	454,202	32,784	(143,027)	29,061,568

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

RECENT DEVELOPMENTS

United Bank (the “Bank”), the wholly-owned bank subsidiary of United, recently received a Community Reinvestment Act (“CRA”) Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Satisfactory.” The individual components of the CRA exam were a “High Satisfactory” rating for the Lending Test, an “Outstanding” rating for the Investment Test and a “High Satisfactory” rating for the Service Test.

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

TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (LIBOR)

As disclosed in the “Transition From The London Interbank Offered Rate (LIBOR)” section within the MD&A of United’s 2022 Annual Report on Form 10-K, as a result of the efforts led by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, the publication of the one-week and two-month U.S. Dollar LIBOR settings were discontinued on December 31, 2021. Subsequently, publication of the remaining overnight, one-month, three-month, six-month, and twelve-month U.S. Dollar LIBOR settings were discontinued on June 30, 2023. United implemented a comprehensive project plan to execute the transition of its LIBOR-based financial instruments to alternative reference rates. United utilized the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2023, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2023 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2022 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of September 30, 2023 were $29.22 billion, which was a decrease of $264.59 million or less than 1% from December 31, 2022. This decrease was mainly due to a $806.31 million or 16.55% decrease in investment securities and a $16.41 million or 78.04% decrease in mortgage servicing rights. These decreases in assets were offset by a $539.72 million or 2.63% increase in portfolio loans, an $11.88 million or 12.52% increase in interest receivable, a $2.74 million or 4.81% increase in loans held for sale and a $7.40 million or less than 1% increase in cash and cash equivalents. Total liabilities decreased $397.27 million or 1.59% from year-end 2022. This decrease was due to a $781.31 million or 33.13% decrease in borrowings. Partially offsetting this decrease in liabilities was a $373.69 million or 1.68% increase in deposits and a $8.82 million or 11.64% increase in operating lease liability. Shareholders’ equity increased $132.69 million or 2.94%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2023 increased $7.40 million or less than 1% from year-end 2022. In particular, interest-bearing deposits with other banks increased $31.98 million or 3.63% while cash and due from banks decreased $24.65 million or 8.38%. Federal funds sold increased $76 thousand or 7.04%. During the first nine months of 2023, net cash of $272.66 million and $288.62 million were provided by operating and investing activities, respectively, while net cash of $553.88 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2023 and 2022.

Securities

Total investment securities at September 30, 2023 decreased $806.31 million or 16.55%. Securities available for sale decreased $792.57 million or 17.45%. This change in securities available for sale reflects $107.82 million in purchases, $869.82 million in sales, maturities and calls of securities and a decrease of $22.77 million in market value. The majority of the sales activity was related to state and political subdivision securities. Equity securities were $8.55 million at September 30, 2023, an increase of $919 thousand or 12.05% due mainly to net purchases. Other investment securities decreased $14.66 million or 4.55% from year-end 2022 due to a $25.17 million decrease in FHLB stock partially offset by a $9.68 million increase in investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2022:

(Dollars in thousands)	September 30 2023	December 31 2022	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$480,158	$529,492	$(49,334)	(9.32%)
State and political subdivisions	499,162	709,530	(210,368)	(29.65%)
Mortgage-backed securities	1,567,290	1,849,470	(282,180)	(15.26%)
Asset-backed securities	875,728	911,611	(35,883)	(3.94%)
Single issue trust preferred securities	14,737	16,284	(1,547)	(9.50%)
Other corporate securities	312,282	525,538	(213,256)	(40.58%)

Total available for sale securities, at fair value	$3,749,357	$4,541,925	$(792,568)	(17.45%)

The following table summarizes the changes in the held to maturity securities since year-end 2022:

(Dollars in thousands)	September 30 2023		December 31 2022		$ Change	% Change
State and political subdivisions	$982	(1)	$982	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,002		$0	0.00%

(1)	net of allowance for credit losses of $18 thousand.

At September 30, 2023, gross unrealized losses on available for sale securities were $492.63 million. Securities with the most significant gross unrealized losses at September 30, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of September 30, 2023, United’s available for sale mortgage-backed securities had an amortized cost of $1.87 billion, with an estimated fair value of $1.57 billion. The portfolio consisted primarily of $1.26 billion in agency residential mortgage-backed securities with a fair value of $1.03 billion, $101.51 million in non-agency residential mortgage-backed securities with an estimated fair value of $89.94 million, and $516.35 million in commercial agency mortgage-backed securities with an estimated fair value of $445.83 million.

As of September 30, 2023, United’s available for sale state and political subdivisions securities had an amortized cost of $615.84 million, with an estimated fair value of $499.16 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of September 30, 2023.

As of September 30, 2023, United’s available for sale corporate securities had an amortized cost of $1.26 billion, with an estimated fair value of $1.20 billion. The portfolio consisted of $16.37 million in single issue trust preferred securities with an estimated fair value of $14.74 million. Of the $14.74 million, $6.87 million or 46.62% were investment grade; $2.84 million or 19.27% were split rated; and $5.03 million or 34.11% were unrated. The two largest exposures accounted for 80.73% of the $14.74 million. These included Truist Bank at $6.87 million and Emigrant Bank at $5.03 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $888.96 million and a fair value of $875.73 million and other corporate securities, with an amortized cost of $354.39 million and a fair value of $312.28 million.

During the third quarter of 2023, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2023 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2023, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $59.61 million at September 30, 2023, an increase of $2.74 million or 4.81% from year-end 2022. Loan originations in the secondary market exceeded sales during the first nine months of 2023. Loan originations for the first nine months of 2023 were $635.58 million while loans sales were $632.85 million.

Portfolio Loans

Loans, net of unearned income, increased $539.72 million or 2.63%. Since year-end 2022, commercial, financial and agricultural loans increased $228.95 million or 1.97% as a result of a $314.20 million or 3.92% increase in commercial real estate loans which was partially offset by a $85.25 million or 2.36% decrease in commercial loans (not secured by real estate). Construction and land development loans increased $177.71 million or 6.07% and residential real estate loans increased $353.92 million or 7.59%, while consumer loans decreased $225.77 million or 16.53% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2022:

(Dollars in thousands)	September 30 2023	December 31 2022	$ Change	% Change
Loans held for sale	$59,614	$56,879	$2,735	4.81%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	1,680,510	$1,724,927	$(44,417)	(2.58%)
Nonowner-occupied commercial real estate	6,645,589	6,286,974	358,615	5.70%
Other commercial loans	3,527,319	3,612,568	(85,249)	(2.36%)

Total commercial, financial, and agricultural	$11,853,418	$11,624,469	$228,949	1.97%
Residential real estate	5,016,829	4,662,911	353,918	7.59%
Construction & land development	3,104,682	2,926,971	177,711	6.07%
Consumer:
Bankcard	9,122	9,273	(151)	(1.63%)
Other consumer	1,130,924	1,356,539	(225,615)	(16.63%)

Total Loans and leases	$21,114,975	$20,580,163	$534,812	2.60%
Less: Unearned income	(17,092)	(21,997)	4,905	(22.30%)

Total Loans and leases, net of unearned income	$21,097,883	$20,558,166	$539,717	2.63%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $9.71 million or 3.19% from year-end 2022. Income taxes receivable increased $13.78 million due to timing differences, other real estate owned properties (“OREO”) increased $1.18 million and the pension asset increased $2.13 million. In addition, deferred tax assets increased $2.79 million due to the decrease in the fair value of available-for-sale securities, while derivative assets increased $2.43 million due to a net increase in fair value. Partially offsetting these increases were decreases in dealer reserve of $7.59 million due to a decrease in indirect automobile financing and core deposit intangibles of $3.84 million due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2023 increased $373.69 million or 1.68%. In terms of composition, noninterest-bearing deposits decreased $946.34 million or 13.14% while interest-bearing deposits increased $1.32 billion or 8.74% from December 31, 2022.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $946.34 million decrease in noninterest-bearing deposits was due mainly to a $751.66 million or 13.90% decrease in commercial noninterest-bearing deposits, a $131.56 million or 8.81% decrease in personal noninterest-bearing deposits, and a $3.04 million or 1.60% decrease in public noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transaction accounts, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $228.51 million or 4.47% since year-end 2022 as the result of an increase of $712.49 million in commercial interest-bearing transaction accounts and an increase of $17.09 million in public funds interest-bearing transaction accounts. These increases were offset by a $501.07 million decrease in personal interest-bearing transaction accounts. Regular savings accounts decreased $282.83 million or 16.85% mainly as a result of a $260.26 million decrease in personal savings accounts and a $24.83 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $85.33 million or 1.35%. In particular, personal interest-bearing MMDAs decreased $349.43 million while commercial interest-bearing MMDAs increased $412.53 million. Public funds interest-bearing MMDAs increased $22.22 million.

Time deposits under $100,000 increased $194.70 million or 23.07% from year-end 2022. This increase in time deposits under $100,000 was the result of a $199.58 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000, and a $3.09 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000. CDs under $100,000 obtained through the use of deposit listing services decreased $4.14 million.

Since year-end 2022, time deposits over $100,000 increased $1.09 billion or 93.94% as brokered certificates of deposits increased $332.38 million, fixed rate CDs increased $681.82 million, and CDARS over $100,000 increased $81.18 million.

The table below summarizes the changes by deposit category since year-end 2022:

(Dollars in thousands)	September 30 2023	December 31 2022	$ Change	% Change
Noninterest-bearing accounts	$6,253,343	$7,199,678	$(946,335)	(13.14%)
Interest-bearing transaction accounts	5,345,479	5,116,966	228,513	4.47%
Regular savings	1,395,469	1,678,302	(282,833)	(16.85%)
Interest-bearing money market accounts	6,384,729	6,299,404	85,325	1.35%
Time deposits under $100,000	1,038,653	843,950	194,703	23.07%
Time deposits over $100,000 (1)	2,259,181	1,164,866	1,094,315	93.94%

Total deposits	$22,676,854	$22,303,166	$373,688	1.68%

(1)	Includes time deposits of $250,000 or more of $798,942 and $454,477 at September 30, 2023 and December 31, 2022, respectively.

Borrowings

Total borrowings at September 30, 2023 decreased $781.31 million or 33.13% since year-end 2022. During the first nine months of 2023, short-term borrowings increased $27.58 million or 17.16% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $808.89 million or 36.81% from year-end 2022 due to net repayments of $800.22 million in long-term FHLB advances and the redemption of $9.89 million in subordinated debt during the first nine months of 2023.

The table below summarizes the change in the borrowing categories since year-end 2022:

(Dollars in thousands)	September 30 2023	December 31 2022	$ Change	% Change
Short-term securities sold under agreements to repurchase	$188,274	$160,698	$27,576	17.16%
Long-term FHLB advances	1,110,559	1,910,775	(800,216)	(41.88%)
Subordinated debt	0	9,892	(9,892)	(100.00%)
Issuances of trust preferred capital securities	278,211	276,989	1,222	0.44%

Total borrowings	$1,577,044	$2,358,354	$(781,310)	(33.13%)

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2023 increased $3.95 million or 2.08% from year-end 2022. In particular, interest payable increased $11.63 million due to an increase in CDs and brokered deposits as well as rising interest rates, and mortgage escrow liabilities increased $7.48 million due to a growth in mortgage loans since year-end 2022. Mostly offsetting these increases was a decrease of $4.95 million in incentives payable due to payments and decreases of $2.72 million and $1.73 million in income tax payable and business franchise taxes, respectively, due to timing differences.

Shareholders’ Equity

Shareholders’ equity at September 30, 2023 was $4.65 billion, which was an increase of $132.69 million or 2.94% from year-end 2022.

Retained earnings increased $140.87 million or 8.94% from year-end 2022. Earnings net of dividends for the first nine months of 2023 were $140.87 million.

Accumulated other comprehensive income decreased $16.72 million or 5.03% from year-end 2022 due to a decrease of $17.46 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the fair value of cash flow hedges, net of deferred income taxes decreased $1.07 million. The after-tax amortization of the pension net actuarial loss was $1.81 million for the first nine months of 2023.

RESULTS OF OPERATIONS

Overview

Below is a summary of United’s consolidated results of operations for the time periods presented:

	Three Months Ended			Nine Months Ended
(Dollars in thousands except per share amounts)	September 2023	September 2022	June 2023	September 2023	September 2022
Interest income	$356,910	$263,683	$345,932	$1,032,145	$694,249
Interest expense	128,457	23,061	118,471	341,911	47,222

Net interest income	228,453	240,622	227,461	690,234	647,027
Provision for credit losses	5,948	7,671	11,440	24,278	2,454
Noninterest income	33,661	32,749	35,178	101,583	122,382
Noninterest expense	135,230	137,196	135,288	407,937	417,545

Income before income taxes	120,936	128,504	115,911	359,602	349,410
Income taxes	24,779	25,919	23,452	72,679	69,548

Net income	$96,157	$102,585	$92,459	$286,923	$279,862

Net income for the third quarter of 2023 was $96.16 million or $0.71 per diluted share, as compared to $102.59 million or $0.76 per diluted share for the prior year third quarter. Net income for the second quarter of 2023 was $92.46 million or $0.68 per diluted share. Net income for the first nine months of 2023 was $286.92 million or $2.12 per diluted share compared to $279.86 million or $2.06 per diluted share for the first nine months of 2022.

For the third quarter of 2023, United’s annualized return on average assets was 1.31% and return on average shareholders’ equity was 8.14% as compared to 1.41% and 8.96% for the third quarter of 2022. United’s annualized return on average assets was 1.26% and return on average shareholders’ equity was 7.96% for the second quarter of 2023. United’s annualized return on average assets for the first nine months of 2023 was 1.31% and return on average shareholders’ equity was 8.27% as compared to 1.29% and 8.07% for the first nine months of 2022. For the third quarter and first nine months of 2023, United’s annualized return on average tangible equity was 13.71% and 14.03%, respectively, as compared to 15.46% and 13.73% for the third quarter and first nine months of 2022, respectively. United’s annualized return on average tangible equity was 13.47% for the second quarter of 2023.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	June 30, 2023	September 30, 2023	September 30, 2022
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$96,157	$102,585	$92,459	$286,923	$279,862
(b) Number of Days	92	92	91	273	273
Average Total Shareholders’ Equity (GAAP)	$4,687,124	$4,542,100	$4,659,094	$4,639,322	$4,635,858
Less: Average Total Intangibles	(1,904,769)	(1,910,054)	(1,906,053)	(1,906,042)	(1,910,957)

(c) Average Tangible Equity (non-GAAP)	$2,782,355	$2,632,046	$2,753,041	$2,733,280	$2,724,901
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 365/ (c)	13.71%	15.46%	13.47%	14.03%	13.73%

Net interest income for the third quarter of 2023 was $228.45 million, which was a decrease of $12.17 million, or 5.06%, from the third quarter of 2022. The decrease of $12.17 million in net interest income occurred because total interest income increased $93.23 million while total interest expense increased $105.40 million from the third quarter of 2022. Net interest income for the first nine months of 2023 was $690.23 million, an increase of $43.21 million or 6.68% from the first nine months of 2022. The increase of $43.21 million in net interest income occurred because total interest income increased $337.90 million while total interest expense increased $294.69 million from the first nine months of 2022. Generally, interest income increased in 2023 due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets while interest expense increased mainly due to higher funding costs as a result of the rising market interest rates on higher interest-bearing balances. Net interest income for the third quarter of 2023 was relatively flat from the second quarter of 2023, increasing $992 thousand or less than 1%. The slight increase of $992 thousand in net interest income occurred because total interest income increased $10.98 million while total interest expense increased $9.99 million from the second quarter of 2023.

The provision for credit losses was $5.95 million and $24.28 million for the third quarter and first nine months of 2023, respectively, while the provision for credit losses was $7.67 million and $2.45 million for the third quarter and first nine months of 2022. The lower amount of provision expense for the third quarter of 2023 as compared to the third quarter of 2022 was mainly due to the impact of reasonable and supportable forecasts of future macroeconomic conditions. The higher amount of provision expense for the first nine months of 2023 as compared to the first nine months of 2022 was mainly due to an increase in qualitative adjustments and the impact of reasonable and supportable forecasts of future macroeconomic conditions. The provision for credit losses was $11.44 million for the second quarter of 2023. The lower amount of provision expense for the third quarter of 2023 as compared to the second quarter of 2023 was mainly due to a decrease in qualitative adjustments and the impact of reasonable and supportable forecasts of future macroeconomic conditions, partially offset by additional provision expense due to loan growth.

For the third quarter of 2023, noninterest income was $33.66 million, which was an increase of $912 thousand or 2.78% from the third quarter of 2022. This increase was primarily due to increases in income from mortgage banking activities and income from bank-owned life insurance (“BOLI”) partially offset by a decrease in mortgage loan servicing income. Noninterest income for the first nine months of 2023 was $101.58 million which was a decrease of $20.80 million or 17.00% from the first nine months of 2022. These decreases in noninterest income were due mainly to lower income from mortgage banking activities as well as net losses on the sales of securities partially offset by an increase in mortgage loans servicing income mainly driven by the gain on sale of mortgage servicing rights (“MSRs”) in 2023. Noninterest income for the third quarter of 2023 decreased $1.52 million, or 4.31%, from the second quarter of 2023. This decrease in noninterest income for the linked-quarter was primarily due to a net gain on the sale of MSRs in the second quarter of 2023.

For the third quarter of 2023, noninterest expense decreased $1.97 million or 1.43% from the third quarter of 2022 primarily due to decreases in other real estate owned (“OREO”) expense, mortgage loan servicing expense and certain general operating expenses within other noninterest expenses partially offset by increases in employee benefits and Federal Deposit Insurance Corporation (“FDIC”) insurance expense. For the first nine months of 2023, noninterest expense decreased $9.61 million or 2.30% from the first nine months of 2022 driven by decreases in employee compensation and in the expense for the reserve for unfunded loan commitments partially offset by increases in FDIC insurance expense and certain general operating expenses within other noninterest expense. Noninterest expense for the third quarter of 2023 was flat from the second quarter of 2023, decreasing $58 thousand or less than 1% due mainly to a decrease in the expense for reserve for unfunded loan commitments partially offset by higher amounts of certain general operating expenses within other noninterest expense.

Income taxes for the third quarter of 2023 were $24.78 million as compared to $25.92 million for the third quarter of 2022. Income tax expense was $23.45 million for the second quarter of 2023. For the first nine months of 2023 and 2022, income tax expense was $72.68 million and $69.55 million, respectively. For the quarters ended September 30, 2023 and June 30, 2023, United’s effective tax rate was 20.49% and 20.23%, respectively. For the quarter ended September 30, 2022, United’s effective tax rate was 20.17%. The effective tax rate for the first nine months of 2023 and 2022 was 20.21% and 19.90%, respectively.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the third quarter of 2023 was $101.52 million compared to net income of $108.66 million for the third quarter of 2022. The lower net income within the community banking segment for the third quarter of 2023 was due primarily to a decrease in net interest income due to net interest margin compression. Net income attributable to the community banking segment for the first nine months of 2023 was $298.10 million compared to net income of $288.83 million for the first nine months of 2022. The higher net income within the community banking segment for the first nine months of 2023 was due primarily to increased net interest income due to higher interest rates. On a linked quarter basis, net income attributable to the community banking segment for the third quarter of 2023 increased $9.62 million from the second quarter of 2023 primarily due to a decrease in the provision for credit losses and higher noninterest income.

Net interest income of $230.34 million for the third quarter of 2023 was a decrease of $9.20 million or 3.84% from $239.54 million for the third quarter of 2022. The decrease was mainly due to net interest margin compression as funding costs rose faster than the average yield on earning assets. Net interest income increased $55.09 million to $695.91 million for the first nine months of 2023, compared to $640.82 million for the same period of 2022. Generally, net interest income for the first nine months of 2023 increased from the first nine months of 2022 due mainly to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. On a linked quarter basis, net interest income for the third quarter of 2023 increased $1.03 million from the second quarter of 2023 primarily due to the impact of rising market interest rates on earning assets, a change in the asset mix to higher earning assets and lower average balances of long-term borrowings.

The provision for credit losses was $5.95 million for the three months ended September 30, 2023 compared to a provision for credit losses of $7.67 million for the three months ended September 30, 2022. The decrease in the provision for credit losses was mainly due to an improvement in the reasonable and supportable forecasts of future macroeconomic conditions. The provision for credit losses was $24.28 million for the nine months ended September 30, 2023, compared to a provision for credit losses of $2.45 million for the nine months ended September 30, 2022. The increase in the provision for credit losses was mainly due to a change in qualitative factors and loan growth. The provision for credit losses was $11.44 million for the second quarter of 2023.

Noninterest income increased $806 thousand for the third quarter of 2023 to $24.58 million as compared to $23.78 million for the third quarter of 2022 primarily due to an increase in the income from BOLI. Noninterest income for the first nine months of 2023 decreased $9.21 million to $66.37 million for the first nine months of 2023 as compared to $75.58 million for the first nine months of 2022. This decrease from the first nine months of 2022 was due mainly to net losses on the sales of AFS investment securities and declines in fees from deposit services and income from bank-owned life insurance. On a linked quarter basis, noninterest income for the third quarter of 2023 increased $6.97 million from the second quarter of 2023 due to a net loss of $7.24 million on the sale of AFS investment securities in the second quarter of 2023.

Noninterest expense was $121.32 million for the third quarter of 2023, compared to $119.57 million for the same period of 2022. Noninterest expense was $364.38 million for the nine months ended September 30, 2023, compared to $353.36 million for the same period of 2022. These increases in noninterest expense for the first nine months of 2023 were primarily attributable to an increase in FDIC expense due to a higher assessment rate. On a linked quarter basis, noninterest expense for the third quarter of 2023 increased $1.04 million from the second quarter of 2023 due mainly to a lower expense for the reserve for unfunded loan commitments within other expense.

Mortgage Banking

The mortgage banking segment reported a net loss of $549 thousand and net income of $2.90 million for the third quarter and the first nine months of 2023, respectively, as compared to net losses of $3.34 million and $4.28 million for the third quarter and the first nine months of 2022. The mortgage banking segment reported a net income of $5.13 million for the second quarter of 2023.

Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $10.87 million for the third quarter of 2023 as compared to $13.75 million for the third quarter of 2022. Noninterest income for the first nine months of 2023 was $41.68 million as compared to $58.61 million for the first nine months of 2022. These decreases in noninterest income from 2022 were due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment. On a linked quarter basis, noninterest income for the third quarter of 2023 decreased $9.08 million from the second quarter of 2023. This decrease in noninterest income for the linked-quarter was primarily due to the previously mentioned net gain on the sale of MSRs in the second quarter of 2023 as well as decreased sales of mortgage loans in the secondary market.

Noninterest expense was $14.12 million for the third quarter of 2023, a decrease of $6.54 million from $20.66 million for the third quarter of 2022. Noninterest expense for the first nine months of 2023 was $44.91 million, a decrease of $26.98 million from the first nine months of 2022. Noninterest expense consists mainly of salaries, commissions and benefits of mortgage segment employees. On a linked quarter basis, noninterest expense for the third quarter of 2023 decreased $1.59 million from the second quarter of 2023. The decreases mentioned above were due mainly to lower employee commissions and incentives related to the decreased mortgage banking production.

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

Net interest income for the third quarter of 2023 was $228.45 million, which was a decrease of $12.17 million or 5.06% from the third quarter of 2022. The $12.17 million decrease in net interest income occurred because total interest income increased $93.23 million while total interest expense increased $105.40 million from the third quarter of 2022. Net interest income for the first nine months of 2023 was $690.23 million, which was an increase of $43.21 million or 6.68% from the first nine months of 2022. The $43.21 million increase in net interest income occurred because total interest income increased $337.90 million while total interest expense increased $294.69 million from the first nine months of 2022. On a linked-quarter basis, net interest income for the third quarter of 2023 was flat from the second quarter of 2023, increasing $992 thousand or less than 1%. The $992 thousand increase in net interest income occurred because total interest income increased $10.98 million while total interest expense increased $9.99 million from the second quarter of 2023.

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

Tax-equivalent net interest income for the third quarter of 2023 was $229.32 million, an increase of $12.41 million or 5.13% from the third quarter of 2022. The decrease in tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, higher average balances and cost of long-term borrowings, lower acquired loan accretion income and lower income from Paycheck Protection Program (“PPP”) loan fees. These decreases were partially offset by the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. The average cost of funds increased 231 basis points from the third quarter of 2022 to 2.87% primarily due to increases in the yield on average interest-bearing deposits of 224 basis points and in the yield on average long-term borrowings of 227 basis points. Average long-term borrowings increased $695.82 million from the third quarter of 2022. Acquired loan accretion income decreased $1.74 million from the third quarter of 2022 to $2.33 million. Net PPP loan fee income decreased $1.50 million from the third quarter of 2022. The yield on average earning assets increased 138 basis points from the third quarter of 2022 to 5.52%. Average earning assets for the third quarter of 2023 increased $329.70 million, or 1.30%, from the third quarter of 2022 due to a $1.28 billion increase in average net loans partially offset by an $882.68 million decrease in average investment securities. The net interest margin of 3.54% for the third quarter of 2023 was a decrease of 24 basis points from the net interest margin of 3.78% for the third quarter of 2022.

Tax-equivalent net interest income for the first nine months of 2023 was $693.38 million, an increase of $43.04 million or 6.62% from the first nine months of 2022. The increase in tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing, higher average balances and cost of long-term borrowings, lower income from PPP loan fees and lower acquired loan accretion income. The yield on average earning assets increased 169 basis points from the first nine months of 2022 to 5.32%. Average earning assets for the first nine months of 2023 increased $317.29 million, or 1.23%, from the first nine months of 2022 due to a $1.69 billion increase in average net loans partially offset by a $959.90 million decrease in average short-term investments and a $411.08 million decrease in average investment securities. The average cost of funds increased 218 basis points from the first nine months of 2022 to 2.56% primarily due to increases in the yield on average interest-bearing deposits of 200 basis points and in the yield on average long-term borrowings of 272 basis points. Average long-term borrowings increased $1.26 billion from the first nine months of 2022. Net PPP loan fee income decreased $8.85 million from the first nine months of 2022. Acquired loan accretion income was $8.52 million and $13.60 million for the first nine months of 2023 and 2022, respectively, a decrease of $5.08 million. The net interest margin of 3.56% for the first nine months of 2023 was an increase of 18 basis points from the net interest margin of 3.38% for the first nine months of 2022.

On a linked-quarter basis, tax-equivalent net interest income for the third quarter of 2023 was relatively flat from the second quarter of 2023, increasing $717 thousand or less than 1%. Net interest income and tax-equivalent net interest income for the third quarter of 2023 benefited from the impact of rising market interest rates on earning assets, a change in the asset mix to higher earning assets and lower average balances of long-term borrowings. Partially offsetting the increase in net interest income and tax-equivalent net interest income was higher interest expense primarily driven by the impact of deposit rate repricing and higher average balances of interest-bearing deposits. The yield on average earning assets increased 19 basis points from the second quarter of 2023 to 5.52%. Average net loans increased $245.61 million from the second quarter of 2023 and the yield on average net loans and loans held for sale increased 14 basis points to 5.92% for the third quarter of 2023. Average investment securities decreased $456.79 million from the second quarter of 2023 and average short-term investments decreased $141.85 million from the second quarter of 2023. Average long-term borrowings decreased $716.72 million from the second quarter of 2023. The yield on average interest-bearing deposits increased 33 basis points to 2.70% and average interest-bearing deposits increased $473.53 million from the second quarter of 2023. The net interest margin of 3.54% for the third quarter of 2023 was an increase of 3 basis points from the net interest margin of 3.51% for the second quarter of 2023.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2023, September 30, 2022 and June 30, 2023 and the nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended
(Dollars in thousands)	September 30 2023	September 30 2022	June 30 2023
Loan accretion	$2,325	$4,065	$3,077
Certificates of deposit	253	552	309
Long-term borrowings	(332)	(348)	(335)

Total	$2,246	$4,269	$3,051

	Nine Months Ended
(Dollars in thousands)	September 30 2023	September 30 2022
Loan accretion	$8,521	$13,602
Certificates of deposit	918	2,328
Long-term borrowings	(1,020)	85

Tax-equivalent net interest income	$8,419	$16,015

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2023, September 30, 2022 and June 30, 2023 and the nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended
(Dollars in thousands)	September 30 2023	September 30 2022	June 30 2023
Net interest income, GAAP basis	$228,453	$240,622	$227,461
Tax-equivalent adjustment (1)	869	1,105	1,144

Tax-equivalent net interest income	$229,322	$241,727	$228,605

	Nine Months Ended
(Dollars in thousands)	September 30 2023	September 30 2022
Net interest income, GAAP basis	$690,234	$647,027
Tax-equivalent adjustment (1)	3,148	3,318

Tax-equivalent net interest income	$693,382	$650,345

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2023 and 2022 and the three months ended June 30, 2023. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2023 and 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2023 and 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$852,224	$11,810	5.50%	$918,691	$6,834	2.95%
Investment Securities:
Taxable	3,994,073	35,730	3.58%	4,687,528	29,149	2.49%
Tax-exempt	211,178	1,482	2.81%	400,400	2,783	2.78%

Total Securities	4,205,251	37,212	3.54%	5,087,928	31,932	2.51%
Loans, net of unearned income (2)(3)	20,961,313	308,757	5.85%	19,645,486	226,022	4.57%
Allowance for loan losses	(250,810)			(213,824)

Net loans	20,710,503		5.92%	19,431,662		4.62%

Total earning assets	25,767,978	$357,779	5.52%	25,438,281	$264,788	4.14%

Other assets	3,307,943			3,396,154

TOTAL ASSETS	$29,075,921			$28,834,435

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,993,991	$108,793	2.70%	$15,308,177	$17,660	0.46%
Short-term borrowings	188,945	1,805	3.79%	137,985	493	1.42%
Long-term borrowings	1,590,763	17,859	4.45%	894,940	4,908	2.18%

Total Interest-Bearing Liabilities	17,773,699	128,457	2.87%	16,341,102	23,061	0.56%

Noninterest-bearing deposits	6,337,052			7,664,032
Accrued expenses and other liabilities	278,046			287,201

TOTAL LIABILITIES	24,388,797			24,292,335
SHAREHOLDERS’ EQUITY	4,687,124			4,542,100

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,075,921			$28,834,435

NET INTEREST INCOME		$229,322			$241,727

INTEREST RATE SPREAD			2.65%			3.58%
NET INTEREST MARGIN			3.54%			3.78%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2023 and June 30, 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2023 and June 30, 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2023			Three Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$852,224	$11,810	5.50%	$994,072	$12,706	5.13%
Investment Securities:
Taxable	3,994,073	35,730	3.58%	4,274,123	36,721	3.44%
Tax-exempt	211,178	1,482	2.81%	387,918	2,718	2.80%

Total Securities	4,205,251	37,212	3.54%	4,662,041	39,439	3.38%
Loans, net of unearned income (2)(3)	20,961,313	308,757	5.85%	20,705,509	294,931	5.71%
Allowance for loan losses	(250,810)			(240,611)

Net loans	20,710,503		5.92%	20,464,898		5.78%

Total earning assets	25,767,978	$357,779	5.52%	26,121,011	$347,076	5.33%

Other assets	3,307,943			3,317,801

TOTAL ASSETS	$29,075,921			$29,438,812

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,993,991	$108,793	2.70%	$15,520,461	$91,577	2.37%
Short-term borrowings	188,945	1,805	3.79%	177,315	1,489	3.37%
Long-term borrowings	1,590,763	17,859	4.45%	2,307,485	25,405	4.42%

Total Interest-Bearing Liabilities	17,773,699	128,457	2.87%	18,005,261	118,471	2.64%

Noninterest-bearing deposits	6,337,052			6,500,259
Accrued expenses and other liabilities	278,046			274,198

TOTAL LIABILITIES	24,388,797			24,779,718
SHAREHOLDERS’ EQUITY	4,687,124			4,659,094

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,075,921			$29,438,812

NET INTEREST INCOME		$229,322			$228,605

INTEREST RATE SPREAD			2.65%			2.69%
NET INTEREST MARGIN			3.54%			3.51%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the nine-month periods ended September 30, 2023 and 2022, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the nine-month period ended September 30, 2023 and 2022. Interest income on all loans and investment securities was subject to state income taxes.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$927,255	$35,499	5.12%	$1,887,158	$14,004	0.99%
Investment Securities:
Taxable	4,222,849	108,710	3.43%	4,540,767	71,212	2.09%
Tax-exempt	328,276	6,940	2.82%	421,440	8,266	2.62%

Total Securities	4,551,125	115,650	3.39%	4,962,207	79,478	2.14%
Loans, net of unearned income (2)(3)	20,784,493	884,144	5.69%	19,068,898	604,085	4.23%
Allowance for loan losses	(242,135)			(214,813)

Net loans	20,542,358		5.75%	18,854,085		4.28%

Total earning assets	26,020,738	$1,035,293	5.32%	25,703,450	$697,567	3.63%

Other assets	3,319,143			3,358,118

TOTAL ASSETS	$29,339,881			$29,061,568

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$15,569,985	$268,962	2.31%	$15,599,135	$35,972	0.31%
Short-term borrowings	177,707	4,451	3.35%	136,014	911	0.90%
Long-term borrowings	2,102,386	68,498	4.36%	841,693	10,339	1.64%

Total Interest-Bearing Liabilities	17,850,078	341,911	2.56%	16,576,842	47,222	0.38%

Non-interest bearing deposits	6,576,063			7,573,667
Accrued expenses and other liabilities	274,418			275,201

TOTAL LIABILITIES	24,700,559			24,425,710
SHAREHOLDERS’ EQUITY	4,639,322			4,635,858

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,339,881			$29,061,568

NET INTEREST INCOME		$693,382			$650,345

INTEREST RATE SPREAD			2.76%			3.25%
NET INTEREST MARGIN			3.56%			3.38%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $5.95 million and $24.28 million for the third quarter and first nine months of 2023, respectively, as compared to provision for credit losses was $7.67 million and $2.45 million for the third quarter and first nine months of 2022, respectively. On a linked-quarter basis, the provision for credit losses for the second quarter of 2023 was $11.44 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2023, the provision for loan and lease losses was $5.95 million as compared to a provision for loan and lease losses of $7.67 million for the quarter ended September 30, 2022. The lower amount of provision expense for the third quarter of 2023 compared to the third quarter of 2022 was mainly due to less severe negative implications of the reasonable and supportable forecasts of future macroeconomic conditions in the third quarter of 2023 as compared to the third quarter of 2022. The provision for loan and lease losses for the first nine months of 2023 was $24.28 million as compared to $2.46 million for the first nine months of 2022. The higher amount of provision expense for the first nine months of 2023 compared to the first nine months of 2022 was mainly due to an increase in qualitative adjustments pertaining to economic and business conditions, collateral values for dependent loans, loan trends, and the reasonable and supportable forecasts of future macroeconomic conditions. Net charge-offs were $1.78 million for the third quarter of 2023 as compared to net charge-offs of $1.79 million for the third quarter of 2022. Net charge-offs for the first nine months of 2023 were $4.14 million as compared to net recoveries of $1.13 million for the first nine months of 2022. The higher amount of net charge-offs for the first nine months of 2023 as compared to first nine months of 2022 was primarily due to an increase in charge-offs in 2023 for the consumer loan segment as well as a lower amount of recoveries in 2023 of previously charged-off amounts for the other commercial loan segment. On a linked-quarter basis, the provision for loan and lease losses for the second quarter of 2023 was $11.44 million while net charge-offs were $1.21 million. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income were 0.03% both for the third quarter and first nine months of 2023 compared to net charge-offs (recoveries) as a percentage of average loans and leases, net of unearned income of 0.04% and (0.01%) for the third quarter and first nine months of 2022, respectively. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter of 2023 were 0.02%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at September 30, 2023 and December 31, 2022:

(In thousands)	September 30 2023	December 31 2022
Nonaccrual loans	$24,456	$23,685
Loans past due 90 days of more	18,283	15,565
Restructured loans (1)	n/a	19,388

Total nonperforming loans	$42,739	$58,638
Other real estate owned	3,181	2,052

Total nonperforming assets	$45,920	$60,690

Note:

(1)

On January 1, 2023, United adopted ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” prospectively which eliminated the accounting guidance on troubled debt restructurings and enhanced creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. After the adoption of ASU 2022-02, United no longer considers accruing restructured loans that are fewer than 90 days past due as nonperforming loans or nonperforming assets. Nonperforming loans and nonperforming assets at December 31, 2022 included $9,127 of restructured loans that were on accruing status and fewer than 90 days past due but classified as nonperforming loans and nonperforming assets. Restructured loans that are on nonaccrual or 90-day past due are included in the above nonperforming loan and nonperforming asset categories at September 30, 2023.

Restructured loans with an aggregate balance of $7,186 at December 31, 2022 were on nonaccrual status, but are not included in “Nonaccrual loans” above. Restructured loans with an aggregate balance of $3,075 at December 31, 2022 were 90 days past due, but not included in “Loans past due 90 days or more” above.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2023, the allowance for credit losses was $298.65 million as compared to $280.94 million at December 31, 2022.

At September 30, 2023, the allowance for loan and lease losses was $254.89 million as compared to $234.75 million at December 31, 2022. The increase in the allowance for loan and lease losses was due mainly to increased reserves for several loan segments including nonowner-occupied commercial real estate, residential real estate, and construction and land development. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.21% at September 30, 2023 and 1.14% at December 31, 2022. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 596.38% and 400.33% at September 30, 2023 and December 31, 2022, respectively. The increase in this ratio was due mainly to a decline in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The third quarter of 2023 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, rising interest rates, the banking regulatory environment and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis based on projections of real GDP and the unemployment rate. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

➣

The forecast for real GDP in 2023 improved in the third quarter, from a projection of 1.00% for 2023 in the second quarter to 2.10% for 2023 in the third quarter and improvement in 2024, from a projection of 1.10% for 2024 in the second quarter to 1.50% for 2024 in the third quarter. The unemployment rate improved for 2023 between second and third quarter, 4.10% to 3.80%, and in 2024 with improvement from 4.50% to 4.10%. The forecast for 2025 remained consistent at 1.80% for GDP while the unemployment rate reflected a similar decrease to 2024, from 4.50% to 4.10%.

➣

Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

➣	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at September 30, 2023 produced increased reserves in three of the four loan categories as compared to December 31, 2022. The allowance related to the commercial, financial & agricultural loan pool increased $6.86 million due to increased outstanding balances and increased reasonable and supportable forecast adjustment particularly as it pertains to office loans. The residential real estate reserve increased $7.74 million due to increased outstanding balances and increased risk of loss for past due, nonaccrual and graded loans and concentrations of credit. The real estate construction and development loan pool reserve increased $10.00 million due to increased risk of loss for collateral value for dependent loans and increased reasonable and supportable forecast adjustment. The consumer loan pool reserve decreased $4.47 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $1.94 million at September 30, 2023 and $1.27 million at December 31, 2022. In comparison to the prior year-end, this element of the allowance increased $663 thousand due to newly identified loans requiring individual assessment of loss and reduced collateral values.

Management believes that the allowance for credit losses of $298.65 million at September 30, 2023 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the third quarter and first nine months of 2023 and 2022 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of September 30, 2023 and December 31, 2022. There was no provision for credit losses recorded on available for sale investment securities for the third quarter and first nine months of 2023 and 2022 and no allowance for credit losses on available for sale investment securities as of September 30, 2023 and December 31, 2022.

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

Noninterest income for the third quarter of 2023 was $33.66 million, an increase of $912 thousand or 2.78% from the third quarter of 2022 primarily due to increases in income from mortgage banking activities and income BOLI partially offset by a decrease in mortgage loan servicing income. Noninterest income for the first nine months of 2023 was $101.58 million, a decrease of $20.80 million or 17.00% from the first nine months of 2022 due mainly to net losses recognized on the sales of AFS investment securities and a decrease in income from mortgage banking activities partially offset by a net gain on the sale of MSRs during the second quarter of 2023 within mortgage loan servicing income.

For the first nine months of 2023, net losses on investment securities were $7.92 million as compared to net gains on investment securities of $725 thousand for the first nine months of 2022. The net losses in 2023 were mainly due to a net loss of $7.24 million on the sale of approximately $187 million of AFS investment securities in the second quarter of 2023.

Income from mortgage banking activities totaled $7.56 million for the third quarter of 2023 compared to $6.42 million for the same period of 2022, an increase of $1.13 million or 17.66%. The increase in income from mortgage banking activities was mainly due to a higher quarter-end valuation of our mortgage derivatives and mortgage loans held for sale. For the first nine months of 2023 and 2022, income from mortgage banking activities was $21.85 million and $38.07 million, respectively. The decrease of $16.22 million or 42.61% for the first nine months of 2023 was due mainly to decreased loan sales driven by the rising rate environment and a lower margin on loans sold. For the three months ended September 30, 2023 and 2022, mortgage loan sales were $217.63 million and $275.83 million, respectively. For the nine months ended

September 30, 2023 and 2022, mortgage loan sales were $632.85 million and $2.06 billion, respectively. Mortgage loans originated for sale were $185.95 million and $635.58 million for the third quarter and first nine months of 2023, respectively, as compared to $265.21 million and $1.72 billion for the third quarter and first nine months of 2022, respectively.

Fees from deposit services for the third quarter and first nine months of 2023 decreased $787 thousand or 7.82% and $3.08 million or 9.91%, respectively, from the third quarter and first nine months of 2022. These decreases were due mainly to lower income from overdraft fees primarily as a result of implemented changes to United’s overdraft policy during the third quarter of 2022.

Income from BOLI for the third quarter of 2023 increased $1.09 million or 74.05% from the third quarter of 2022 due to the recognition of $530 thousand in death benefits and an increase in the cash surrender value of policies in the third quarter of 2023. Income from BOLI for the first nine months of 2023 decreased $1.31 million or 16.84% from the first nine months of 2022. For the first nine months of 2023, United recognized death benefits from BOLI of $571 thousand as compared to $3.33 million for the first nine months of 2022.

For the first nine months of 2023, fees from trust services increased $1.01 million or 7.85% from the first nine months of 2022 due to an increase in assets under management.

Mortgage loan servicing income for the third quarter of 2023 decreased $1.46 million or 63.25% from the third quarter of 2022. The decrease in mortgage loan servicing income was mainly driven by lower MSR balances as a result of the sale of MSRs in the second quarter of 2023. For the first nine months of 2023, mortgage loan servicing income increased $5.95 million or 84.74% from the first nine months of 2022. This increase was due mainly to a net gain of $8.15 million United recognized during the second quarter of 2023 on the sale of MSRs with an aggregate unpaid principal balance approximately $2 billion partially offset by less income on the lower MSR balances.

On a linked-quarter basis, noninterest income for the third quarter of 2023 decreased $1.52 million, or 4.31%, from the second quarter of 2023. The decrease in noninterest income was primarily due to a decrease in mortgage loan servicing income of $9.00 million partially offset by lower net losses on investment securities of $7.16 million. As previously mentioned, during the second quarter of 2023, United sold MSRs at a net gain of $8.15 million. The remaining decrease in mortgage loan servicing income from the second quarter of 2023 was due to lower MSR balances in the third quarter of 2023 as a result of the sale. Additionally, as previously mentioned, United sold approximately $187 million of AFS investment securities at a loss of $7.24 million during the second quarter of 2023.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense was $135.23 million for the third quarter of 2023, a decrease of $1.97 million or 1.43% from the same period in 2022. For the first nine months of 2023, noninterest expense was $407.94 million, which was a decrease of $9.61 million or 2.30% from the first nine months of 2022.

Employee compensation for the first nine months of 2023 decreased $11.89 million or 6.43% from the first nine months of 2022. The decrease for 2023 was due mainly to lower employee commissions related to a decline in mortgage banking production and lower employee incentives.

Employee benefits expense for the third quarter and first nine months of 2023 increased $2.18 million or 20.24% and $2.95 million or 8.27%, respectively, as compared to the third quarter and first nine months of 2022. This increase was primarily due to higher amounts of expense for postretirement benefits.

Net occupancy expense for the first nine months of 2023 increased $1.06 million or 3.15% as compared to the first nine months of 2022. This increase was primarily due to higher amounts of building rental, depreciation and maintenance expense.

OREO expense for the third quarter and first nine months of 2023 decreased $1.52 million or 89.17% and $769 thousand or 39.72% from the first nine months of 2022. These decreases were due to a decline in the fair value of OREO properties.

Equipment expense for the third quarter of 2023 decreased $637 thousand or 8.16% as compared to the third quarter of 2022. This decrease was primarily due to decreases in maintenance expense and depreciation.

FDIC expense for the third quarter and first nine months of 2023 increased $1.54 million or 50.11% and $5.02 million or 57.38%, respectively, due a higher assessment rate.

Other expense for the third quarter of 2023 decreased $2.19 million or 6.66% from the third quarter of 2022. Within other expenses, consulting and legal expenses decreased $4.00 million due to a loss contingency accrual of $5.00 million in the third quarter of 2022. Partially offsetting this decrease were increases in advertising expense as well as business franchise taxes. For the first nine months of 2023, other expense decreased $5.30 million or 5.23% from the first nine months of 2022. Within other expenses, the most significant decrease for the first nine months of 2023 as compared to the same time period in 2022 was in the expense for the reserve for unfunded loan commitments of $10.68 million. Additionally,    consulting and legal expenses decreased $2.62 million due to a previously mentioned loss contingency accrual in the third quarter of 2022. Partially offsetting these decreases were increases in business franchise taxes and advertising expense.

On a linked-quarter basis, noninterest expense for the third quarter of 2023 was flat from the second quarter of 2023, decreasing $58 thousand, or less than 1%. The slight decrease in noninterest expense from the second quarter of 2023 was primarily due to a decrease in the expense for the reserve for unfunded loan commitments of $981 thousand within other expense mainly driven by a decrease in the outstanding balance of loan commitments at quarter-end. In addition, equipment expense for the third quarter of 2023 decreased $856 thousand or 10.67% from the second quarter of 2023 primarily due to lower maintenance expense. These decreases in noninterest expense were partially offset by increases of $690 thousand in employee benefits expense due mainly to higher post-retirement expense and $562 thousand in employee compensation expense due primarily to increased salaries expense.

Income Taxes

For the third quarter of 2023, income tax expense was $24.78 million as compared to $25.92 million in the third quarter of 2022. This decrease of $1.14 million was due to lower earnings partially offset by a slightly higher effective tax rate. For the first nine months of 2023, income tax expense was $72.68 million as compared to $69.55 million in the third quarter of 2022, an increase of $3.13 million. On a linked-quarter basis, income tax expense increased $1.33 million from the second quarter of 2023. These increases were due to increased earnings and a higher effective tax rate. United’s effective tax rate was 20.49% for the third quarter of 2023, 20.17% for the third quarter of 2022 and 20.23% for the second quarter of 2023. For the first nine months of 2023 and 2022, United’s effective tax rate was 20.21% and 19.90%, respectively. For further details related to income taxes, see Note 16 of the unaudited Notes to Consolidated Financial Statements contained within this document.

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

During the first nine months of 2023, United decreased its interest-bearing deposit balance at the FRB by $18.11 million to $788.72 million. The change in the balance at the FRB was mostly the result of the net repayment of $800.00 million in FHLB advances and loan growth of $491.66 million partially offset by net sales, maturities, and paydowns in the available for sale debt securities portfolio of $762.02 million and an increase in total deposits of $373.69 million.

For the nine months ended September 30, 2023, cash of $272.66 million was provided by operating activities due mainly to net income of $286.92 million. Net cash of $288.62 million was provided by investing activities which was primarily due to $758.09 million of net proceeds from the sales of investment securities over purchases partially offset by portfolio loan growth of $491.66 million. During the first nine months of 2023, net cash of $553.88 million was used in financing activities due primarily to the net repayment of $800.00 million in FHLB advances, cash dividends paid of $146.01 million and cash paid of $10.25 million to redeem subordinated debt partially offset by growth in deposits of $374.61 million and an increase in securities sold under agreements to repurchase of $27.58 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $7.40 million for the first nine months of 2023.

At September 30, 2023, United had an unused borrowing amount at the FHLB of approximately $7.30 billion subject to delivery of collateral after certain trigger points and $3.17 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230 million, all of which was available at September 30, 2023. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at September 30, 2023. At September 30, 2023, United’s borrowing capacity for the FRB Discount Window was $2.72 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first nine months of 2023.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.22% at September 30, 2023 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.99%, 12.99% and 11.32%, respectively.

The September 30, 2023 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.65 billion at September 30, 2023, which was an increase of $132.69 million or 2.94% from December 31, 2022. This increase is primarily due to an increase of $140.87 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 15.91% at September 30, 2023 as compared to 15.31% at December 31, 2022. The primary capital ratio, capital and reserves to total assets and reserves, was 16.76% at September 30, 2023 as compared to 16.11% at December 31, 2022. United’s average equity to average asset ratio was 16.12% for the third quarter of 2023 as compared to 15.75% the third quarter of 2022. United’s average equity to average asset ratio was 15.81% for the first nine months of 2023 as compared to 15.95% for the first nine months of 2022. All of these financial measurements reflect a financially sound position.

During the third quarter of 2023, United’s Board of Directors declared a cash dividend of $0.36 per share. Cash dividends were $1.08 per common share for the first nine months of 2023. Total cash dividends declared were $48.71 million for the third quarter of 2023 and $146.05 million for the first nine months of 2023 as compared to $48.56 million for the second quarter of 2022 and $146.37 million for the first nine months of 2022.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2023 and December 31, 2022:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2023	December 31, 2022
+200	(5.98%)	(6.83%)
+100	(2.87%)	(3.00%)
-100	4.00%	2.12%
-200	6.83%	2.16%

At September 30, 2023, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 2.87% over one year as compared to a decrease by 3.00% at December 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 5.98% over one year as of September 30, 2023 as compared to a decrease of 6.83% as of December 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 4.00% over one year as of September 30, 2023 as compared to an increase of 2.12%, over one year as of December 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 6.83% over one year as of September 30, 2023 as compared to an increase of 2.16% over one year as of December 31, 2022.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to decrease by 0.07% in year two as of September 30, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.78% in year two as of September 30, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.79% in year two as of September 30, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.04% in year two as of September 30, 2023.

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

At September 30, 2023, United’s mortgage related securities portfolio had an amortized cost of $1.9 billion, of which approximately $812 million or 43% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.9 years and a weighted average yield of 2.11%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points the average life of these securities would only extend to 6.9 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 16%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 12.2%.

United had approximately $494.9 million in fixed rate Commercial mortgage backed Securities (“CMBS”) with a projected yield of 2.02% and a projected average life of 5 years on September 30, 2023. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.4 years.

United had approximately $24.7 million in 15-year mortgage backed securities with a projected yield of 2.01% and a projected average life of 4.8 years as of September 30, 2023. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 3.8 years and a WAM of 11.4 years.

United had approximately $332.1 million in 20-year mortgage backed securities with a projected yield of 1.83% and a projected average life of 7.2 years on September 30, 2023. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 2.6 years and a WAM of 17.3 years.

United had approximately $159.4 million in 30-year mortgage backed securities with a projected yield of 2.63% and a projected average life of 8.2 years on September 30, 2023. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 4.2 years and a WAM of 24 years.

The remaining 3% of the mortgage related securities portfolio on September 30, 2023, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2023 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2023 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2023	7	$31.73	0	4,371,239
8/01 – 8/31/2023	5	$28.32	0	4,371,239
9/01 – 9/30/2023	220	$28.17	0	4,371,239

Total	232	$28.28	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2023 –220 shares at an average price of $28.17 were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2023, the following shares were purchased for the deferred compensation plan: July – 7 shares at an average price of $31.73 and August – 5 shares at an average price of $28.32.

(3)

In May of 2022, United’s Board of Directors approved a repurchase plan to repurchase up to 4,750,000 shares of United’s common stock on the open market (the “2022 Plan”). The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. The 2022 Plan replaces a repurchase plan approved by United’s Board of Directors in October of 2019.

Item 3.
DEFAULTS
UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION

(a)	None.

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

(c)
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.

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

UNITED BANKSHARES, INC.
(Registrant)

Date: November 9, 2023	/s/ Richard M. Adams, Jr.
Richard M. Adams, Jr.
Chief Executive Officer

Date: November 9, 2023	/s/ W. Mark Tatterson
W. Mark Tatterson, Executive
Vice President and Chief Financial Officer