Form 10-K
period 2023-12-31
UNITED BANKSHARES INC/WV
filed 2024-02-29
CIK 729986

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
on June 30, 2023, was approximately
$3,837,654,549
.
As of January 31, 2024, United Bankshares, Inc. had
134,952,678
shares of common stock outstanding with a par value of
$2.50
.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Charleston, WV, USA
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2024 Annual Shareholders’ Meeting to be held on May 15, 2024 are incorporated by reference in Part III of this Form
10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2023, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

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

Business of United

As a financial holding company, United’s present businesses are community banking and mortgage banking. As of December 31, 2023, United’s consolidated assets approximated $29.9 billion and total shareholders’ equity approximated $4.8 billion.

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

Crescent Mortgage Company (“Crescent”), a wholly-owned subsidiary of United Bank, is a mortgage company approved to originate loans in 48 states partnering with community banks, credit unions and mortgage brokers. Much like George Mason, Crescent is also engaged in the operation of a general mortgage and agency business, including the origination and acquisition of residential real estate loans for resale and the activities commonly conducted by a mortgage banking company. Depending on the pricing of residential real estate loans sold, Crescent may retain the servicing rights. In addition, at certain times, Crescent may purchase or sell rights to service mortgage loans from or to third parties. During the fourth quarter of 2023, Crescent exited the third-party origination (“TPO”) business.

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

Lending Activities

United’s loan and lease portfolio, net of unearned income, increased $800.9 million or 3.90% in 2023 due mainly to loan growth in almost all major categories of loans. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Since year-end 2022, commercial, financial and agricultural loans increased $264.5 million or 2.28%. In particular, commercial real estate loans increased $304.7 million or 3.80% while commercial loans (not secured by real estate) decreased $40.1 million or 1.11%. Within commercial loans (not secured by real estate), Payment Protection Program (“PPP”) loans declined $14.8 million. Construction and land development loans increased $221.3 million or 7.56%, residential real estate loans increased $608.3 million or 13.05%, and consumer loans decreased $301.1 million or 22.05% due mainly to a decrease in indirect automobile financing.

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

Real Estate Loans

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan to value ratio at the loan origination date and are at either a variable rate or fixed rate of interest. These loans are considered to be of normal risk. Also included in the category of real estate mortgage loans are home equity loans.

As of December 31, 2023, approximately $526.4 million or 2.46% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to ensure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2023, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $14.8 billion as of December 31, 2023. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2023, approximately $9.9 billion or 46.4% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the restaurants, hotel and accommodations industry. As of December 31, 2023, approximately $1.3 billion or 5.98% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2023, approximately $162.6 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.

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

During 2023, United originated $860.9 million of real estate loans for sale in the secondary market and sold $861.5 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2023 were $25.9 million.

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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions, U.S. Treasury securities and obligations of U.S. Government corporations and agencies and corporate securities. Obligations of states and political subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2023, 2022, and 2021 were $151.1 million, $114.5 million, and $61.9 million, respectively. For the year of 2023, United realized net losses on sales of securities of $7.7 million. For the years of 2022 and 2021, United realized net gains on sales of securities of $2 thousand and $2.8 million, respectively.

Human Capital

At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. As of December 31, 2023, United and its subsidiaries had 2,635 employees and officers. Of the 2,635 employees and officers, 2,298 are employed in the community banking segment, 265 are employed in the mortgage banking segment and 72 are in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.

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

In addition, at United, we are committed to nurturing an inclusive culture that: is reflective of the communities we serve; celebrates diversity of thought, backgrounds, and experience; promotes respect and a shared purpose; and aligns with our core values. United has a cross-functional Diversity, Equity, and Inclusion Council (“DE&I Council”) to advise executive and senior leadership on the Company’s diversity, equity, and inclusion strategy and to implement and manage programs to accomplish and support these priorities. United added a diversity trainer to the Learning & Talent Development Team who facilitates workshops available to all employees. In 2023, 100% of new hires completed implicit bias training and new supervisors participated in cultivating inclusive team workshops.

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

As of December 31, 2023, there were 58 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 64 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 66 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks and 99 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina and South Carolina, which compete for business as well as for the acquisition of additional banks.

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

On November 16, 2023, the FDIC Board of Directors approved a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (“FDI Act”) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. The special assessment did not apply to any banking organization (defined to include FDIC-insured financial institutions that are not subsidiaries of a holding company and FDIC–insured financial institutions that are subsidiaries of a holding company with one or more FDIC–insured financial institution subsidiaries) with less than $5 billion in total consolidated assets. The FDIC estimated that of the total cost of the failures of Silicon Valley Bank and Signature Bank of approximately $16.3 billion was attributable to the protection of uninsured depositors. The assessment base for the special assessment is equal to an insured depository institution’s (“IDI’s”) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The special assessment will be collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC could: (1) cease collection early, if it has collected enough to recover actual or estimated losses; (2) extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, if actual or estimated losses exceed the amounts collected; and (3) impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate, if actual losses exceed the amounts collected. As a result of this final rule, United accrued $12.0 million in the fourth quarter of 2023 to pay the special assessment over the next eight assessment periods. United expects the special assessments will be tax deductible.

United’s FDIC insurance expense totaled $30.4 million, $12.0 million, and $8.3 million in 2023, 2022 and 2021, respectively.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to United or United Bank.

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to United or United Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.

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

United Bank was considered a “well capitalized” institution as of December 31, 2023. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

In 2023, United Bank received a CRA Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Satisfactory.”

On October 24, 2023, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) published a final CRA rule that creates a modernized rule for the banking industry. The final rule updates the CRA regulations to achieve the following key goals: (1) encourage banks to expand access to credit, investment, and banking services in LMI communities; (2) adapt to changes in the banking industry, including mobile and online banking; (3) provide greater clarity and consistency in the application of the CRA regulations; and (4) tailor CRA evaluations and data collection to bank size and type. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. We will evaluate the impact of these changes to these new CRA rules and their impact to our financial condition, results of operations, and/or liquidity, which is not known at this time.

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

In August 2022, the SEC adopted final rules requiring public companies to disclose the relationship between the executive compensation actually paid to the company’s named executive officers (“NEOs”) and the company’s financial performance. The final rules implement the “pay versus performance” disclosure requirements mandated by Section 953(a) of the Dodd-Frank Act. Disclosure related to these final rules was effective for United’s proxy statement filed in 2023.

In October 2022, the SEC adopted the final “clawback” rule mandated by Section 954 of the Dodd-Frank Act directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule required United to adopt a clawback policy within 60 days after such listing standard became effective.

In June 2023, the New York Stock Exchange and Nasdaq Stock Market adopted these required listing standards mandated by Section 954 of the Dodd-Frank Act, which were effective on October 2, 2023. Each listed issuer was required to adopt a policy relating to the recovery of erroneously awarded compensation no later than December 1, 2023, which is 60 days following the effective date. The incentive compensation received by executives on or after October 2, 2023 is subject to the issuer’s recovery policies. Issuers that do not adopt and comply with the compensation recovery policies or those that do not disclose the policy will be subject to delisting. United adopted a “clawback” policy on November 17, 2023 and is filed as Exhibit 97 to this Form 10-K.

Cybersecurity

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

In July 2023, the SEC issued a final rule, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” which requires registrants to provide investors, through enhanced and standardized disclosures, greater insight into material cybersecurity incidents and the registrants’ cybersecurity risk management, strategy and governance. See Item 1C. Cybersecurity for information on United’s risk management, strategy and governance processes related to cybersecurity.

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

United, through its mortgage banking subsidiary, Crescent, acts as servicer for approximately $1.2 billion of mortgage loans owned by third parties as of December 31, 2023. As a servicer for those loans, United has certain contractual obligations, including foreclosing on defaulted mortgage loans or, to the extent applicable, considering alternatives to foreclosure such as loan modifications or short sales. If United commits a material breach of its obligations as servicer, United may be subject to termination as servicer if the breach is not cured within a specified period of time following notice, causing United to lose servicing income.

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

MARKET, LIQUIDITY AND INTEREST RATE RISKS

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

In addition, economic and inflationary pressure on consumers and uncertainty regarding the economy could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could also have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

The value of certain investment securities is volatile and future declines in value could have a materially adverse effect on future earnings and regulatory capital.

Continued volatility in the fair value for certain investment securities, whether caused by changes in market conditions, interest rates, credit risk of the issuer, the expected yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities as well as any regulatory rulemaking could exclude or limit the holdings of certain investment securities. This could have a material adverse impact on United’s accumulated other comprehensive income and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades, defaults or prepayments, including the liquidation of the underlying collateral in certain securities, could result in the recording of an allowance for credit losses related to these securities. This could have a material impact on United’s future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income.

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

United is subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates, which could promote increased competition for deposits or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2023, approximately $372.1 million was available for dividend payments from United Bank to United without regulatory approval.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 1C.	CYBERSECURITY

Risk Management and Strategy

In the ordinary course of business, United relies on electronic communications and information systems to conduct its operations and to store sensitive data. United employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. United employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of its defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, United and United Bank have not experienced a material compromise, material data loss or any material financial losses related to cybersecurity attacks, United’s systems and those of its customers and third-party service providers are under constant threat and it is possible that United could experience a significant event in the future.

United recognizes the critical importance of cybersecurity in our business operations. Our cybersecurity processes are fully integrated into our overall risk management system and processes. We believe that effective management of cybersecurity risks is integral to the protection of our assets, reputation, and the trust of our stakeholders. Our proactive approach to cybersecurity involves numerous processes including, regular risk assessments, employee training, incident response planning and testing, and continuous improvement in our cybersecurity practices. To ensure the robustness of our cybersecurity processes, we engage qualified assessors, consultants, and auditors on a periodic basis. These experts evaluate the effectiveness of our cybersecurity controls, identify vulnerabilities, and recommend improvements. We maintain ongoing relationships with reputable third-party firms specializing in cybersecurity to assess our systems, conduct penetration testing, and audit our processes for compliance with industry standards and regulations.

United recognizes the inherent cybersecurity risks associated with third-party service providers. To manage these risks, we have implemented processes to oversee and identify material risks from cybersecurity threats linked to our use of third-party service providers. These processes include due diligence assessments, contractual provisions, and ongoing monitoring of our service providers’ cybersecurity practices. We continually assess the cybersecurity measures of our service providers to ensure they align with our own security standards and requirements.

We do not currently believe that any current cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, United, including its business strategy, results of operations or financial condition. However, risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by United and its customers. See Item 1A. Risk Factors for a further discussion of risk related to cybersecurity.

Governance

The Board of Directors’ risk management oversight is provided primarily by the Board Risk Committee. The Risk Committee oversees the Company’s Enterprise Risk Management Program and the processes established identify, measure, manage and monitor United’s significant financial and other risk exposures. In particular, the Risk Committee is responsible for oversight of information security, including cybersecurity, vendor management, and business continuity planning. The Risk Committee periodically reviews management’s strategies and policies for assessing and managing risk, including, but not limited to, the approval of the overall risk appetite and review of the risk management structure.

At the management level, the responsibility for oversight of the risk management function lies with the Chief Risk & Information Officer. The Chief Risk & Information Officer (“CIRO”) is an executive officer of the Company who reports directly to the Chief Executive Officer. The CIRO provides regular risk management reports to the Risk Committee and the full Board of Directors, as well as at meetings of the independent directors.

The management of the Company’s cybersecurity team has over a 100 years of industry experience combined, holds numerous certifications, and is regularly trained through continuing professional education. Information security, and specifically cyber security, is formally discussed quarterly at the Governance Steering Committee (“GSC”). The GSC is comprised of executive management, IT internal audit, digital banking leadership, and United’s Chief Information Security Officer (“CISO”). The activities of the GSC are reported quarterly to the Board Risk Committee.

The CISO is responsible for leading and coordinating our daily cybersecurity efforts, including leading a team of qualified individuals with significant relevant experience and certifications. In addition, United’s CISO has served in various roles in Operations, Physical Security, Fraud Investigations, and Information Security for over 24 years with United. The CISO holds a Bachelor of Science in Criminal Justice and has led the Information Security department since 2014. The Information Security and IT Security teams stay up to date on industry best practices, participate in industry threat intelligence feeds, and maintain multiple professional certifications in the areas of privacy and security.

The Information Security department is integrated with vendor management, business continuity planning, disaster recovery, and incident response. Additionally, we have a formal cybersecurity program based on the NIST CSF (“National Institute of Standards and Technology Cybersecurity Framework”) and the CIS (“Center for Internet Security”) Benchmarks that identifies and assesses cybersecurity risks. We deploy a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity. All employees have a responsibility to report suspected or verified incidents to the Information Security department and/or the CISO, and all employees are trained annually regarding the identification and reporting of incidents. The CISO maintains a centralized record all incidents and reports on these quarterly to the GSC and the Board Risk Committee. The CIRO is also immediately notified of any incident that exceeds pre-defined thresholds.

Item 2.	PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and nineteen (219) full service offices—forty-seven (47) offices located throughout West Virginia, ninety-nine (99) offices in the Shenandoah Valley region, the Northern Neck, the Richmond and Lynchburg metropolitan areas of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-three (43) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-five (25) offices in the Coastal, Midlands, and Upstate regions of South Carolina, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns forty-one (41) of its West Virginia facilities while leasing six (6) of its offices under operating leases. In Virginia, United leases forty-two (42) of its branches under operating leases while owning thirty-eight (38) branches. United owns three (3) branches and leases nine (9) of its branches under operating leases in Maryland. In Washington, DC, United leases all seven (7) of its branch facilities under operating leases. United leases twenty-five (25) of its branch offices in North Carolina under operating leases while owning eighteen (18) branches. In South Carolina, United owns twenty-one (21) of its facilities while leasing under operating leases four (4) branch offices. United owns all four (4) of its Pennsylvania facilities. In Ohio, United owns its one branch. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas and owns two operations centers in the Morgantown, West Virginia area and Washington, North Carolina.

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

Stock

As of January 31, 2024, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 134,952,678 were issued, including 7,308,583 shares held as treasury shares. The outstanding shares are held by approximately 9,233 shareholders of record, as well as 43,255 shareholders in street name as of January 31, 2024. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In October of 2019, United’s Board of Directors approved a stock repurchase plan (the “2019 Plan”) to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. United repurchased 2,846,989 shares under this plan. On May 11, 2022, the Board of Directors approved a new repurchase plan (the “2022 Plan”) to repurchase up to 4,750,000 shares of United’s common stock on the open market. The 2022 Plan replaced the 2019 Plan. During 2022, United repurchased 378,761 shares under the 2022 Plan. United did not repurchase any shares in 2023. As of December 31, 2023, United still has 4,371,239 shares available for repurchase under the 2022 Plan.

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

United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 22, 2024, the last practicable date, was $34.36.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2023, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2018 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
United Bankshares, Inc.	100.00	128.82	114.05	132.70	153.99	149.17
NASDAQ Bank Index	100.00	124.37	115.04	164.41	137.64	132.91
S&P Mid-Cap Index	100.00	126.17	143.39	178.85	155.42	180.90

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2023	0	$00.00	0	4,371,239
11/01 – 11/30/2023	7	$27.37	0	4,371,239
12/01 – 12/31/2023	0	$00.00	0	4,371,239

Total	7	$27.37

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2023 – no shares were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2023, the following shares were purchased for the deferred compensation plan: November 2023 – 7 shares at an average price of $27.37.

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” United undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

The discussion in Item 1A, “Risk Factors,” lists some of the factors that could cause United’s actual results to vary materially from those expressed or implied by any forward-looking statements, and such discussion is incorporated into this discussion by reference.

RECENT DEVELOPMENTS

United plans to complete a consolidation of its mortgage delivery channels during the early part of 2024. The plan is to consolidate George Mason’s and Crescent’s mortgage origination and sales business with United Bank. As part of the planned consolidation, United exited the third-party origination (“TPO”) business during the fourth quarter of 2023. United will continue to offer mortgage products through its bank mortgage channel and existing George Mason offices (which will be re-branded under the United umbrella). The consolidation will streamline operations and enhance the customer experience.

TRANSITION FROM THE LONDON INTERBANK OFFERED RATE (LIBOR)

As disclosed in the “Transition From The London Interbank Offered Rate (LIBOR)” section within the MD&A of United’s 2022 Annual Report on Form 10-K (the 2022 Form 10-K), as a result of the efforts led by the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, the publication of the one-week and two-month U.S. Dollar LIBOR settings were discontinued on December 31, 2021. Subsequently, publication of the remaining overnight, one-month, three-month, six-month, and twelve-month U.S. Dollar LIBOR settings were discontinued on June 30, 2023. United implemented a comprehensive project plan to execute the transition of its LIBOR-based financial instruments to alternative reference rates. United utilized the Secured Overnight Financing Rate (“SOFR”) and Prime as the preferred alternatives to LIBOR.

INTRODUCTION

The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2023 and 2022 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2023, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 (the 2022 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2022.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan and lease losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2023, the allowance for loan and lease losses was $259.24 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan and lease losses, a 10% increase in the allowance for loan and lease losses would have required $25.92 million in additional allowance (funded by additional provision for loan and lease losses), which would have negatively impacted the year of 2023 net income by approximately $20.48 million, after-tax or $0.15 diluted earnings per common share. Management’s evaluation of the adequacy of the allowance for loan and lease losses and the appropriate provision for loan and lease losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan and lease losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan and lease losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan and lease losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2023, approximately 13.04% of total assets, or $3.90 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 98.63% or $3.85 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 1.37% or $53.60 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale at our mortgage banking segment. At December 31, 2023, only $678 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving observable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note V for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2023 COMPARED TO 2022

United’s total assets as of December 31, 2023 were $29.93 billion, which was an increase of $437.10 million or 1.48% from December 31, 2022. This increase was mainly due to a $800.92 million or 3.90% increase in portfolio loans, a $422.29 million or 35.89% increase in cash and cash equivalents, a $16.53 million or 17.42% increase in interest receivable, and a $15.84 million or 22.27% increase in the operating lease asset. These increases in assets were partially offset by a $746.85 million or 15.33% decrease in investment securities and a $16.47 million or 78.34% decrease in mortgage servicing rights. Total liabilities increased $182.06 million or less than 1% from year-end 2022. This increase was due to a $516.15 million or 2.31% increase in deposits, a $17.14 million or 22.62% increase in the operating lease liability, and a $23.41 million or 12.34% increase in accrued expenses and other liabilities. Partially offsetting these increases in liabilities was a $373.16 million or 15.82% decrease in borrowings. Shareholders’ equity increased $255.05 million or 5.65%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2023 increased $422.29 million or 35.89% from year-end 2022. In particular, interest-bearing deposits with other banks increased $459.20 million or 52.10% while cash and due from banks decreased $37.00 million or 12.58%. Federal funds sold increased $91 thousand or 8.43%. During the year of 2023, net cash of $435.24 million and $38.99 million were provided by operating and investing activities, respectively, while net cash of $51.94 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2023 decreased $746.85 million or 15.33%. Securities available for sale decreased $755.55 million or 16.63%. This change in securities available for sale reflects $107.87 million in purchases, $959.87 million in sales, maturities and calls of securities, and an increase of $106.29 million in market value. The majority of the sales activity was related to state and political subdivision securities. Equity securities were $8.95 million at December 31, 2023, an increase of $1.32 million or 17.25% due mainly to net purchases. Other investment securities increased $7.38 million or 2.29% from year-end 2022 due to a $12.53 million increase in investment tax credits partially offset by a $6.14 million decrease in FHLB stock.

The following table summarizes the changes in the available for sale securities since year-end 2022:

(Dollars in thousands)	December 31 2023	December 31 2022	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$529,492	$(44,542)	(8.41%)
State and political subdivisions	533,831	709,530	(175,699)	(24.76%)
Mortgage-backed securities	1,599,850	1,849,470	(249,620)	(13.50%)
Asset-backed securities	860,638	911,611	(50,973)	(5.59%)
Single issue trust preferred securities	15,141	16,284	(1,143)	(7.02%)
Other corporate securities	291,967	525,538	(233,571)	(44.44%)

Total available for sale securities, at fair value	$3,786,377	$4,541,925	$(755,548)	(16.63%)

The following table summarizes the changes in the held to maturity securities since year-end 2022:

(Dollars in thousands)	December 31 2023		December 31 2022		$ Change	% Change
State and political subdivisions	$983	(1)	$982	(2)	$1	0.10%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,003		$1,002		$1	0.10%

(1) net of allowance for credit losses of $17 thousand.
(2) net of allowance for credit losses of $18 thousand.

At December 31, 2023, gross unrealized losses on available for sale securities were $363.60 million. Securities with the most significant gross unrealized losses at December 31, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

As of December 31, 2023, United’s available for sale mortgage-backed securities had an amortized cost of $1.83 billion, with an estimated fair value of $1.60 billion. The portfolio consisted primarily of $1.22 billion in agency residential mortgage-backed securities with a fair value of $1.05 billion, $100.36 million in non-agency residential mortgage-backed securities with an estimated fair value of $90.61 million, and $511.56 million in commercial agency mortgage-backed securities with an estimated fair value of $459.30 million.

As of December 31, 2023, United’s available for sale state and political subdivisions securities had an amortized cost of $613.59 million, with an estimated fair value of $533.83 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of December 31, 2023.

As of December 31, 2023, United’s available for sale corporate securities had an amortized cost of $1.21 billion, with an estimated fair value of $1.17 billion. The portfolio consisted of $16.38 million in single issue trust preferred securities with an estimated fair value of $15.14 million. Of the $15.14 million, $6.90 million or 45.59% were investment grade; $2.92 million or 19.30% were split rated; and $5.32 million or 35.11% were unrated. The two largest exposures accounted for 80.70% of the $15.14 million. These included Truist Bank at $6.90 million and Emigrant Bank at $5.32 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $872.05 million and a fair value of $860.64 million and other corporate securities, with an amortized cost of $325.57 million and a fair value of $291.97 million.

During 2023, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of December 31, 2023 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2023, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note B, Notes to Consolidated Financial Statements.

Loans Held For Sale

Loans held for sale decreased $618 thousand or 1.09% from year-end 2022. Loan sales in the secondary market exceeded originations during the year of 2023. Originations of loans for the year of 2023 were $860.90 million while sales of loans were $861.52 million. Loans held for sale were $56.26 million at December 31, 2023 as compared to $56.88 million at year-end 2022.

Portfolio Loans

Loans, net of unearned income, increased $800.92 million or 3.90%. Since year-end 2022, commercial, financial and agricultural loans increased $264.55 million or 2.28% as a result of a $304.67 million or 3.80% increase in commercial real estate loans which was partially offset by a $40.13 million or 1.11% decrease in commercial loans (not secured by real estate). Construction and land development loans increased $221.27 million or 7.56% and residential real estate loans increased $608.33 million or 13.05%, while consumer loans decreased $301.12 million or 22.05% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2022:

(Dollars in thousands)	December 31 2023	December 31 2022	$ Change	% Change
Loans held for sale	$56,261	$56,879	$(618)	(1.09%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,598,231	$1,724,927	$(126,696)	(7.35%)
Nonowner-occupied commercial real estate	6,718,343	6,286,974	431,369	6.86%
Other commercial loans	3,572,440	3,612,568	(40,128)	(1.11%)

Total commercial, financial, and agricultural	$11,889,014	$11,624,469	$264,545	2.28%
Residential real estate	5,271,236	4,662,911	608,325	13.05%
Construction & land development	3,148,245	2,926,971	221,274	7.56%
Consumer:
Bankcard	9,962	9,273	689	7.43%
Other consumer	1,054,728	1,356,539	(301,811)	(22.25%)

Total Loans and leases	$21,373,185	$20,580,163	$793,022	3.85%
Less: Unearned income	(14,101)	(21,997)	7,896	(35.90%)

Total Loans and leases, net of unearned income	$21,359,084	$20,558,166	$800,918	3.90%

The following table shows the amount of loans acquired and outstanding by major loan classes as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$999,471	$598,760	$1,598,231	$1,031,330	$693,597	$1,724,927
Nonowner-occupied commercial real estate	5,096,074	1,622,269	6,718,343	4,515,059	1,771,915	6,286,974
Other commercial loans	3,144,321	428,119	3,572,440	3,110,273	502,295	3,612,568

Total commercial, financial, and agricultural	$9,239,866	$2,649,148	$11,889,014	$8,656,662	$2,967,807	$11,624,469
Residential real estate	4,731,392	539,844	5,271,236	3,999,088	663,823	4,662,911
Construction & land development	2,998,152	150,093	3,148,245	2,618,810	308,161	2,926,971
Consumer:
Bankcard	9,962	0	9,962	9,273	0	9,273
Other consumer	1,048,428	6,299	1,054,728	1,346,699	9,840	1,356,539

Total Loans and leases	$18,027,801	$3,345,384	$21,373,185	$16,630,532	$3,949,631	$20,580,163

The following table shows the maturity of loans and leases, outstanding as of December 31, 2023:

(In thousands)	Less Than One Year	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$120,013	$806,380	$646,165	$25,673	$1,598,231
Nonowner-occupied commercial real estate	1,130,592	3,804,852	1,680,261	102,638	6,718,343
Other commercial loans	898,817	1,929,157	642,509	101,957	3,572,440

Total commercial, financial, and agricultural	$2,149,422	$6,540,389	$2,968,935	$230,268	$11,889,014
Residential real estate	179,087	539,068	578,548	3,974,533	5,271,236
Construction & land development	843,468	1,986,371	230,291	88,115	3,148,245
Consumer:
Bankcard	1,955	7,900	107	0	9,962
Other consumer	16,466	762,925	274,020	1,317	1,054,728

Total Loans and leases	$3,190,398	$9,836,653	$4,051,901	$4,294,233	$21,373,185

At December 31, 2023, for loans and leases due after one year, interest rate information is as follows:

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Outstanding with fixed interest rates	$687,804	$232,859	$8,458	$929,121
Outstanding with adjustable interest rates	118,576	413,306	17,215	549,097

Total owner-occupied	806,380	646,165	25,673	1,478,218
Nonowner-occupied commercial real estate
Outstanding with fixed interest rates	$2,895,188	$979,938	$17,601	$3,892,727
Outstanding with adjustable interest rates	909,664	700,323	85,037	1,695,024

Total non-owner occupied	3,804,852	1,680,261	102,638	5,587,751
Other commercial loans
Outstanding with fixed interest rates	$1,623,875	$411,164	$66,882	$2,101,921
Outstanding with adjustable interest rates	305,282	231,345	35,075	571,702

Total other commercial	1,929,157	642,509	101,957	2,673,623
Residential real estate
Outstanding with fixed interest rates	$338,212	$242,599	$1,974,362	$2,555,173
Outstanding with adjustable interest rates	200,856	335,949	2,000,171	2,536,976

Total residential real estate	539,068	578,548	3,974,533	5,092,149
Construction
Outstanding with fixed interest rates	$654,280	$101,523	$73,413	$829,216
Outstanding with adjustable interest rates	1,332,091	128,768	14,702	1,475,561

Total construction	1,986,371	230,291	88,115	2,304,777
Consumer:
Bankcard
Outstanding with fixed interest rates	$788	$0	$0	$788
Outstanding with adjustable interest rates	7,112	107	0	7,219

Total bankcard	7,900	107	0	8,007
Other consumer
Outstanding with fixed interest rates	$762,473	$273,989	$1,317	$1,037,779
Outstanding with adjustable interest rates	452	31	0	483

Total other consumer	762,925	274,020	1,317	1,038,262
Total outstanding with fixed interest rates	$6,962,620	$2,242,072	$2,142,033	$11,346,725

Total outstanding with adjustable rates	$2,874,033	$1,809,829	$2,152,200	$6,836,062

Total	$9,836,653	$4,051,901	$4,294,233	$18,182,787

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $28.12 million or 9.23% from year-end 2022. Deferred tax assets decreased $19.62 million due to the increase in the fair value of available-for sale securities, while derivative assets decreased $3.69 million. In addition, dealer reserve decreased $10.01 million due to a decrease in indirect automobile financing and core deposits intangibles decreased $6.39 million due to amortization and impairment of trade name intangibles due to the planned consolidation of George Mason’s and Crescent’s mortgage banking business into United Bank. Partially offsetting these decreases in other assets were a $3.88 million increase in income tax receivable due to timing differences, a $2.66 million increase in accounts receivable due to timing differences, and a $5.82 million increase in the pension asset.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2023 increased $516.15 million or 2.31%. In terms of composition, noninterest-bearing deposits decreased $1.05 billion or 14.59% while interest-bearing deposits increased $1.57 billion or 10.37% from December 31, 2022.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $1.05 billion decrease in noninterest-bearing deposits was due mainly to a $915.32 million or 16.93% decrease in commercial noninterest-bearing deposits, a $127.17 million or 8.51% decrease in personal noninterest-bearing deposits, and a $32.32 million or 17.02% decrease in public noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transaction accounts, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $531.17 million or 10.38% since year-end 2022 as the result of an increase of $1.09 billion in commercial interest-bearing transaction accounts, which was partially offset by a $507.72 million decrease in personal interest-bearing transaction accounts and a $54.03 million decrease in public funds interest-bearing transaction accounts. Regular savings accounts decreased $333.04 million or 19.84% mainly as a result of a $301.42 million decrease in personal savings accounts and a $34.58 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $50.05 million or less than 1%. In particular, personal interest-bearing MMDAs decreased $245.74 million while commercial interest-bearing MMDAs increased $265.10 million. Public funds interest-bearing MMDAs increased $30.68 million.

Time deposits under $100,000 increased $222.14 million or 26.32% from year-end 2022. This increase in time deposits under $100,000 was the result of a $233.17 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000, and a $3.87 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000. CDs under $100,000 obtained through the use of deposit listing services decreased $5.17 million.

Since year-end 2022, time deposits over $100,000 increased $1.10 billion or 94.13% as fixed rate CDs increased $759.93 million, brokered certificates of deposits increased $266.45 million, and CDARS over $100,000 increased $72.54 million.

The table below summarizes the changes by deposit category since year-end 2022:

(Dollars in thousands)	December 31 2023	December 31 2022	$ Change	% Change
Noninterest-bearing accounts	$6,149,080	$7,199,678	$(1,050,598)	(14.59%)
Interest-bearing transaction accounts	5,648,135	5,116,966	531,169	10.38%
Regular savings	1,345,258	1,678,302	(333,044)	(19.84%)
Interest-bearing money market accounts	6,349,453	6,299,404	50,049	0.79%
Time deposits under $100,000	1,066,092	843,950	222,142	26.32%
Time deposits over $100,000 (1)	2,261,301	1,164,866	1,096,435	94.13%

Total deposits	$22,819,319	$22,303,166	$516,153	2.31%

(1)	Includes time deposits of $250,000 or more of $842,118 and $454,477 at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2024	$2,947,581
2025	278,183
2026	41,945
2027	45,424
2028 and thereafter	14,260

TOTAL	$3,327,393

Maturities of estimated uninsured time deposits of $100,000 or more outstanding at December 31, 2023 are summarized as follows:

(Dollars in thousands)	3 months or less	Over 3 through 6 months	Over 6 through 12 months	Over 12 months
Time deposits in amounts in excess of the FDIC Insurance limit	$115,055	$86,105	$137,316	$63,379

The amounts of uninsured time deposits of $100,000 or more outstanding at December 31, 2023 are based on estimates using the same methodologies and assumptions used for regulatory reporting requirements.

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2023			2022			2021
		Interest			Interest			Interest
	Amount	Expense	Rate	Amount	Expense	Rate	Amount (1)	Expense	Rate
	(Dollars in thousands)
Noninterest-bearing	$6,475,051	$0	0.00%	$7,580,624	$0	0.00%	$6,709,510	$0	0.00%
Interest-bearing transaction and money market	11,397,302	299,306	2.63%	11,540,192	67,240	0.58%	11,010,496	23,498	0.21%
Regular savings	1,520,201	3,128	0.21%	1,744,841	2,427	0.14%	1,455,305	2,085	0.14%
Time deposits	2,865,258	88,660	3.09%	2,181,353	10,570	0.48%	2,462,044	16,037	0.65%

TOTAL	$22,257,812	$391,094	1.76%	$23,047,010	$80,237	0.35%	$21,637,355	$41,620	0.19%

(1)	For the year of 2021, $1,571,758 was reclassed from noninterest-bearing accounts to interest-bearing transaction accounts.

More information relating to deposits is presented in Note J, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2023 decreased $373.16 million or 15.82% since year-end 2022. During the year of 2023, short-term borrowings increased $35.40 million or 22.03% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $408.55 million or 18.59% from year-end 2022 due to net repayments of $400.29 million in long-term FHLB advances and the redemption of $9.89 million in subordinated debt during year of 2023.

The table below summarizes the change in the borrowing categories since year-end 2022:

(Dollars in thousands)	December 31 2023	December 31 2022	$ Change	% Change
Short-term securities sold under agreements to repurchase	$196,095	$160,698	$35,397	22.03%
Long-term FHLB advances	1,510,487	1,910,775	(400,288)	(20.95%)
Subordinated debt	0	9,892	(9,892)	(100.00%)
Issuances of trust preferred capital securities	278,616	276,989	1,627	0.59%

Total borrowings	$1,985,198	$2,358,354	$(373,156)	(15.82%)

For a further discussion of borrowings see Notes K and L, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2023 increased $23.41 million or 12.34% from year-end 2022. In particular, interest payable increased $13.19 million due to an increase in CDs, brokered deposits and MMDAs as well as rising interest rates. In addition, other accrued expenses increased $12.50 million due primarily to a special FDIC assessment of $11.99 million during the fourth quarter of 2023. Partially offsetting these increases was a decrease of $3.22 million in deferred compensation, a decrease of $2.98 million in accrued loan expenses, and decreases of $2.23 million and $2.21 million in income tax payable and business franchise taxes, respectively, due to timing differences.

Shareholders’ Equity

Shareholders’ equity at December 31, 2023 was $4.77 billion, which was an increase of $255.05 million or 5.65% from year-end 2022.

Retained earnings increased $170.19 million or 10.80% from year-end 2022. Earnings net of dividends for the year of 2023 were $170.19 million.

Accumulated other comprehensive income increased $73.05 million or 21.95% from year-end 2022 due to an increase of $81.52 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the fair value of cash flow hedges, net of deferred income taxes decreased $13.06 million. The after-tax amortization of the pension net actuarial loss was $2.57 million for the year of 2023.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Year Ended
Dollars in thousands except per share amounts)	2023	2022	2021
Interest income	$1,401,320	$1,001,990	$795,117
Interest expense	481,396	105,559	52,383

Net interest income	919,924	896,431	742,734
Provision for credit losses	31,153	18,822	(23,970)
Noninterest income	135,258	153,261	278,128
Noninterest expense	560,224	555,087	581,979

Income before income taxes	463,805	475,783	462,853
Income taxes	97,492	96,156	95,115

Net income	$366,313	$379,627	$367,738

PER COMMON SHARE:
Net income:
Basic	$2.72	$2.81	$2.84
Diluted	2.71	2.80	2.83

Net income for the year 2023 was $366.31 million or $2.71 per diluted share, a decrease of $13.31 million or 3.51% from $379.63 million or $2.80 per diluted share for the year of 2022. Lower net income for the year 2023 compared to the year of 2022 was primarily driven by higher provision for credit losses expense, lower income from mortgage banking and a special FDIC assessment charge.

United’s return on average assets for the year of 2023 was 1.25% and the return on average shareholders’ equity was 7.87% as compared to 1.31% and 8.25% for the year of 2022. For the year of 2023, United’s return on average tangible equity, a non-GAAP measure, was 13.33%, as compared to 14.11% for the year of 2022.

	Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$366,313	$379,627
Average Total Shareholders’ Equity (GAAP)	4,654,103	4,601,440
Less: Average Total Intangibles	(1,905,390)	(1,910,377)

(b) Average Tangible Equity (non-GAAP)	$2,748,713	$2,691,063
Return on Tangible Equity (non-GAAP) [(a) / (b)]	13.33%	14.11%

Net interest income for the year of 2023 was $919.92 million, an increase of $23.49 million or 2.62% from the prior year. The increase of $23.49 million in net interest income occurred because total interest income increased $399.33 million while total interest expense increased $375.84 million from the year of 2022. Generally, interest income increased in 2023 due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets while interest expense increased mainly due to higher funding costs as a result of the rising market interest rates on higher interest-bearing balances.

The provision for credit losses was $31.15 million for the year 2023 as compared to $18.82 million for the year 2022. Noninterest income was $135.26 million for the year of 2023, which was a decrease of $18.00 million or 11.75% from the year of 2022. Noninterest expense for the year of 2023 was $560.22 million, which was flat from the year of 2022, increasing $5.14 million or less than 1%.

Income taxes for the year of 2023 were $97.49 million as compared to $96.16 million for the year of 2022. United’s effective tax rate was approximately 21.0% and 20.2% for years ended December 31, 2023 and 2022, respectively, as compared to 20.6% for 2021.

Business Segments

United operates in two business segments: community banking and mortgage banking.

Community Banking

Net income attributable to the community banking segment for the year of 2023 was $387.80 million compared to net income of $397.32 million for the year of 2022. The lower net income within the community banking segment in 2023 was due primarily to a higher provision for credit losses and a special FDIC assessment charge.

Net interest income increased $36.90 million to $927.48 million for the year of 2023, compared to $890.58 million for the same period of 2022. Generally, net interest income for the year of 2023 increased from the year of 2022 due mainly to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets.

Provision for credit losses was $31.15 million for the year of 2023 compared to $18.82 million for the same period of 2022. The increase in the provision for credit losses was mainly due to a change in the impact of the reasonable and supportable forecasts of future macroeconomic conditions and loan growth.

Noninterest income for the year of 2023 decreased $4.60 million to $94.53 million for the year of 2023 as compared to $99.13 million for the year of 2022. This decrease from the year of 2022 was due mainly to net losses on the sales of AFS investment securities and declines in fees from deposit services and income from bank-owned life insurance.

Noninterest expense was $498.54 million for the year ended December 31, 2023, compared to $472.81 million for the same period of 2022. The increase of $25.72 million in noninterest expense was primarily attributable to an increase in FDIC expense due to a special assessment charge and a higher assessment rate.

Mortgage Banking

The mortgage banking segment reported net income of $194 thousand for the year of 2023 as compared to a net loss of $7.22 million for the year of 2022. Noninterest income, which consists mainly of realized and unrealized gains associated with the fair value of commitments and loans held for sale, was $49.36 million for the year of 2023 as compared to $69.31 million for the year of 2022. This decrease in noninterest income from 2022 was due mainly to decreased sales of mortgage loans in the secondary market primarily as a result of a rising interest rate environment. Noninterest expense was $59.20 million for the year of 2023 as compared to $88.98 million the year of 2022. Noninterest expense consists mainly of salaries, commissions, and benefits of mortgage segment employees. The decrease in 2023 was due mainly to lower employee commissions and incentives related to the decreased mortgage banking production.

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

Net interest income for the year of 2023 was $919.92 million, which was an increase of $23.49 million or 2.62% from the year of 2022. The $23.49 million increase in net interest income occurred because total interest income increased $399.33 million while total interest expense increased $375.84 million from the year of 2022. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2023 increased $23.04 million, or 2.56%, from the year of 2022. The increase in tax-equivalent net interest income was primarily due to the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. These increases were partially offset by higher interest expense primarily driven by deposit rate repricing, higher average balances and the cost of long-term borrowings, lower income from Paycheck Protection Program (“PPP”) loan fees and lower acquired loan accretion income. The yield on average earning assets increased 150 basis points from the year of 2022 to 5.41%. Within the increase in the average yield on earning assets, the yield on short-term investments increased 379 basis points, the yield on net loans, including loans held for sale, increased 131 basis points, and the yield on investment securities increased 110 basis points. Average earning assets for the year of 2023 increased $270.97 million, or 1.05%, from the year of 2022 due to a $1.49 billion increase in average net loans, including loans held for sale, partially offset by a $697.03 million decrease in average short-term investments and a $522.48 million decrease in average investment securities. The average cost of funds increased 205 basis points from the year of 2022 to 2.69% primarily due to increases of 196 basis points and 204 basis points in the cost of average interest-bearing deposits and in the cost of average long-term borrowings, respectively. Average interest-bearing deposits increased $316.38 million and average long-term borrowings increased $909.27 million from the year of 2022. Net PPP loan fee income decreased $9.16 million from the year of 2022. Acquired loan accretion income was $11.55 million and $18.32 million for the year of 2023 and 2022, respectively, a decrease of $6.77 million. The net interest margin of 3.56% for the year of 2023 was an increase of 6 basis points from the net interest margin of 3.50% for the year of 2022.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2023, 2022 and 2021.

	Year Ended
(Dollars in thousands)	December 31 2023	December 31 2022	December 31 2021
Loan accretion	$11,548	$18,315	$33,857
Certificates of deposit	1,119	2,765	4,305
Long-term borrowings	(1,353)	(262)	684

Total	$11,314	$20,818	$38,846

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2023, 2022 and 2021.

	Year Ended
(Dollars in thousands)	December 31 2023	December 31 2022	December 31 2021
Net interest income (GAAP)	$919,924	$896,431	$742,734
Tax-equivalent adjustment (non-GAAP) (1)	4,014	4,467	4,218

Tax-equivalent net interest income (non-GAAP)	$923,938	$900,898	$746,952

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2023, 2022, and 2021. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2023, 2022, and 2021 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the years ended December 31, 2023, 2022, and 2021. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$900,077	$47,069	5.23%	$1,597,108	$22,950	1.44%	$3,162,814	$8,734	0.28%
Investment Securities:
Taxable	4,125,467	144,420	3.50%	4,532,713	105,780	2.33%	3,193,414	54,678	1.71%
Tax-exempt	294,802	8,411	2.85%	410,037	10,983	2.68%	352,843	9,129	2.59%

Total Securities	4,420,269	152,831	3.46%	4,942,750	116,763	2.36%	3,546,257	63,807	1.80%
Loans and leases, net of unearned income (2)	20,909,248	1,205,434	5.77%	19,389,485	866,744	4.47%	17,714,288	726,794	4.10%
Allowance for credit losses	(245,386)			(216,104)			(225,740)

Net loans and leases	20,663,862		5.83%	19,173,381		4.52%	17,488,548		4.16%

Total earning assets	25,984,208	$1,405,334	5.41%	25,713,239	$1,006,457	3.91%	24,197,619	$799,335	3.30%

Other assets	3,311,450			3,360,609			3,058,476

TOTAL ASSETS	$29,295,658			$29,073,848			$27,256,095

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits (3)	$15,782,761	$391,094	2.48%	$15,466,386	$80,237	0.52%	$14,927,845	$41,620	0.28%
Short-term borrowings	182,936	6,449	3.53%	140,773	1,785	1.27%	132,489	693	0.52%
Long- term borrowings	1,923,924	83,853	4.36%	1,014,655	23,537	2.32%	819,440	10,070	1.23%

Total Interest-Bearing Funds	17,889,621	481,396	2.69%	16,621,814	105,559	0.64%	15,879,774	52,383	0.33%

Noninterest-bearing deposits (3)	6,475,051			7,580,624			6,709,510
Accrued expenses and other liabilities	276,883			269,970			236,123

TOTAL LIABILITIES	24,641,555			24,472,408			22,825,407
SHAREHOLDERS’ EQUITY	4,654,103			4,601,440			4,430,688

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,295,658			$29,073,848			$27,256,095

NET INTEREST INCOME		$923,938			$900,898			$746,952

INTEREST SPREAD			2.72%			3.27%			2.97%

NET INTEREST MARGIN			3.56%			3.50%			3.09%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2023, 2022 and 2021.

(2)	Nonaccruing loans and loans held for sale are included in the daily average loan amounts outstanding.
(3)	For the year of 2021, average balances of $1,571,758 were reclassed from noninterest- bearing deposits to interest-bearing deposits.

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

	2023 Compared to 2022				2022 Compared to 2021
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$(10,037)	$60,530	$(26,374)	$24,119	$(4,384)	$36,689	$(18,089)	$14,216
Investment securities:
Taxable	(9,489)	53,033	(4,904)	38,640	22,902	19,799	8,401	51,102
Tax-exempt (1)	(3,088)	697	(181)	(2,572)	1,481	318	55	1,854
Loans (1),(2)	67,370	251,171	20,149	338,690	70,089	62,959	6,902	139,950

TOTAL INTEREST INCOME	44,756	365,431	(11,310)	398,877	90,088	119,765	(2,731)	207,122

Interest expense:
Interest-bearing deposits	$1,645	$303,141	$6,071	$310,857	$1,508	$35,827	$1,282	$38,617
Short-term borrowings	535	3,181	948	4,664	43	994	55	1,092
Long-term borrowings	21,095	20,699	18,522	60,316	2,401	8,932	2,134	13,467

TOTAL INTEREST EXPENSE	23,275	327,021	25,541	375,837	3,952	45,753	3,471	53,176

NET INTEREST INCOME	$21,481	$38,410	$(36,851)	$23,040	$86,136	$74,012	$(6,202)	$153,946

(1)

Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for 2023, 2022 and 2021.

(2)	Nonaccruing loans and loans held for sale are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s provision for credit losses was $31.15 million for the year of 2023 while the provision for credit losses was $18.82 million for the year of 2022. United’s provision for credit losses relates to its portfolio of loans and leases, held to maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

The provision for loan and lease losses for the year of 2023 was $31.15 million as compared to $18.83 million for the year of 2022. The higher amount of provision expense for the year of 2023 compared to the year of 2022 was mainly due to a change in the reasonable and supportable forecasts of future macroeconomic conditions and loan growth. Net charge-offs for the year of 2023 were $6.66 million as compared to $101 thousand for the year of 2022. The higher amount of net charge-offs for the year of 2023 as compared to year of 2022 was primarily due to an increase in charge-offs in 2023 for the consumer loan segment as well as a lower amount of recoveries in 2023 of previously charged-off amounts for the other commercial loan segment. Net charge-offs as a percentage of average loans and leases were 0.03% and zero for the year of 2023 and 2022, respectively.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at December 31, 2023 and December 31, 2022:

(In thousands)	December 31 2023	December 31 2022
Nonaccrual loans	$30,919	$23,685
Loans past due 90 days of more	14,579	15,565
Restructured loans (1)	n/a	19,388

Total nonperforming loans	$45,498	$58,638
Other real estate owned	2,615	2,052

Total nonperforming assets	$48,113	$60,690

Note:

(1)

On January 1, 2023, United adopted ASU 2022-02, “Troubled Debt Restructurings and Vintage Disclosures” prospectively which eliminated the accounting guidance on troubled debt restructurings and enhanced creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. After the adoption of ASU 2022-02, United no longer considers accruing restructured loans that are fewer than 90 days past due as nonperforming loans or nonperforming assets. Nonperforming loans and nonperforming assets at December 31, 2022 included $9,127 of restructured loans that were on accruing status and fewer than 90 days past due but classified as nonperforming loans and nonperforming assets. Restructured loans that are on nonaccrual or 90-day past due are included in the above nonperforming loan and nonperforming asset categories at December 31, 2023.

Restructured loans with an aggregate balance of $7,186 at December 31, 2022 were on nonaccrual status, but are not included in “Nonaccrual loans” above. Restructured loans with an aggregate balance of $3,075 at December 31, 2022 were 90 days past due, but not included in “Loans past due 90 days or more” above.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2023, the allowance for credit losses was $303.94 million as compared to $280.94 million at December 31, 2022.

At December 31, 2023, the allowance for loan and lease losses was $259.24 million as compared to $234.75 million at December 31, 2022. The increase in the allowance for loan and lease losses was primarily due to increased reserves for the nonowner-occupied commercial real estate and construction and land development loan segments. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.21% at December 31, 2023 and 1.14% at December 31, 2022. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 569.78% and 400.33% at December 31, 2023 and December 31, 2022, respectively. The increase in this ratio was due an increase in the allowance for loan losses and a decline in nonperforming loans.

The following table summarizes United’s credit loss experience for loan and leases losses, based on loan categories, for the year of 2023 and 2022:

(Dollars in thousands)	2023	2022
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Loans & leases charged off	$855	$68
Recoveries	187	489

Net loans & leases charged off (recovered)	$668	$(421)
Average gross loans & leases outstanding	1,687,029	1,716,201
Net charge-offs (recoveries) as a percentage of average gross loans & leases outstanding	0.04%	(0.02%)
Nonowner-occupied commercial real estate
Loans & leases charged off	$24	$0
Recoveries	1,233	234

Net loans & leases (recovered) charged off	$(1,209)	$(234)
Average gross loans & leases outstanding	6,472,608	6,042,221
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.02%)	0.00%

(Dollars in thousands)	2023	2022
Other Commercial
Loans & leases charged off	$2,007	$4,308
Recoveries	1,729	5,367

Net loans & leases charged off (recovered)	$278	$(1,059)
Average gross loans & leases outstanding	3,568,986	3,613,204
Net charge-offs (recoveries) as a percentage of average gross loans & leases outstanding	0.01%	(0.03%)
Residential Real Estate
Loans & leases charged off	$785	$1,546
Recoveries	697	1,507

Net loans & leases charged off	$88	$39
Average gross loans & leases outstanding	4,894,091	4,080,515
Net charge-offs as a percentage of average gross loans & leases outstanding	0.00%	0.00%
Construction
Loans & leases charged off	$14	$2
Recoveries	80	1,414

Net loans & leases recovered	$(66)	$(1,412)
Average gross loans & leases outstanding	3,025,815	2,517,561
Net recoveries as a percentage of average gross loans & leases outstanding	0.00%	(0.06%)
Consumer:
Bankcard
Loans & leases charged off	$263	$355
Recoveries	28	9

Net loans & leases charged off	$235	$346
Average gross loans & leases outstanding	9,290	8,766
Net charge-offs as a percentage of average gross loans & leases outstanding	2.53%	3.95%
Other consumer
Loans & leases charged off	$7,356	$3,371
Recoveries	687	529

Net loans & leases charged off	$6,669	$2,842
Average gross loans & leases outstanding	1,211,568	1,309,773
Net charge-offs as a percentage of average gross loans & leases outstanding	0.55%	0.22%
Total
Loans & leases charged off	$11,304	$9,650
Recoveries	4,641	9,549

Net loans & leases charged off	$6,663	$101
Average gross loans & leases outstanding	20,869,387	19,288,241
Net charge-offs as a percentage of average gross loans & leases outstanding	0.03%	0.00%
Nonaccrual loans & leases	$30,919	$30,871
Allowance for loan & lease losses	259,237	234,746
Loans & leases (net of unearned income)	21,359,084	20,558,166
Allowance for loan & lease losses as a percentage of loans (net of unearned income)	1.21%	1.14%
Nonaccrual loans as a percentage of loans & leases (net of unearned income)	0.14%	0.15%
Allowance for loan & lease losses as a percentage of nonaccrual loans & leases	838.45%	760.41%

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

The year of 2023 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, interest rates, the potential impact of the geopolitical situation, the banking regulatory environment and a potential government shutdown when making determinations related to factor adjustments, such as changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; concentrations of credit and external factors.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

➢

The forecast for real GDP shifted slightly in the fourth quarter, from a projection of 1.50% for 2024 as of mid-September 2023 to 1.40% for 2024 as of mid-December with a projection of 1.80% for 2025. The unemployment rate forecast for 2024 and 2025 remained the same at 4.10%.

➢

Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

The following table presents the allocation of United’s allowance for credit losses for the years ended December 31:

	2023	2022

	(in thousands)
Commercial, financial & agricultural:
Owner-occupied commercial real estate	$11,895	$13,945
Nonowner-occupied commercial real estate	57,935	38,543
Other commercial	75,007	79,706

Total commercial, financial & agricultural	144,837	132,194
Residential real estate	41,167	36,227
Construction & land development	59,913	48,390
Consumer:
Bankcard	810	561
Other consumer	12,510	17,374

Allowance for loan losses	$259,237	$234,746
Reserve for lending-related commitments	44,706	46,189

Allowance for credit losses	$303,943	$280,935

The following is a summary of loans and leases outstanding as a percent of gross loans at December 31:

	2023	2022
Commercial, financial & agricultural:
Owner-occupied commercial real estate	7.48%	8.38%
Nonowner-occupied commercial real estate	31.43%	30.55%
Other commercial	16.72%	17.55%

Total commercial, financial & agricultural	55.63%	56.48%
Residential real estate	24.66%	22.66%
Construction & land development	14.73%	14.22%
Consumer:
Bankcard	0.05%	0.05%
Other consumer	4.93%	6.59%

Total	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2023 produced increased reserves in three of the four loan categories as compared to December 31, 2022. The allowance related to the commercial, financial & agricultural loan pool increased $12.64 million due to increased outstanding balances and increased reasonable and supportable forecast adjustments particularly as it pertains to office loans. The construction and land development loan pool reserve increased $11.52 million due to increased outstanding balances as well as increased risk of loss for collateral value for dependent loans and increased reasonable and supportable forecast adjustments. The residential real estate reserve increased $4.94 million due to increased outstanding balances. The consumer loan pool reserve decreased $4.61 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $13.15 million at December 31, 2023 and $1.27 million at December 31, 2022. In comparison to the prior year-end, this element of the allowance increased $11.88 million due to a commercial relationship identified in 2023 with a loss potential requiring individually assessed reserves of $12.16 million.

Management believes that the allowance for credit losses of $303.94 million at December 31, 2023 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the year of 2023 and 2022 was immaterial. The allowance for credit losses related to held to maturity securities was $17 thousand as of December 31, 2023 as compared to $18 thousand as of December 31, 2022. There was no provision for credit losses recorded on available for sale investment securities for the year of 2023 and 2022 and no allowance for credit losses on available for sale investment securities as of December 31, 2023 and 2022.

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

Noninterest income for the year of 2023 was $135.26 million, which was a decrease of $18.00 million or 11.75% from the year of 2022. The decrease was due mainly to net losses recognized on the sales of AFS investment securities, decreases in income from mortgage banking activities and fees from deposit services partially offset by a net gain on the sale of MSRs within mortgage loan servicing income.

For the year of 2023, net losses on investment securities were $7.65 million as compared to net gains on investment securities of $776 thousand for the year of 2022. The net losses in 2023 were mainly due to a net loss of $7.24 million on the sale of approximately $187 million of AFS investment securities in the second quarter of 2023. United recognized a net gain of $1.36 million on an equity security without a readily determinable market value and a $589 thousand net loss on equity securities for the year of 2022. United did not recognize any impairment on investment securities for the year of 2023 and 2022.

Income from mortgage banking activities totaled $26.59 million for the year of 2023 compared to $42.69 million for the year of 2022. The decrease of $16.10 million or 37.71% for the year of 2023 was primarily a result of lower mortgage loan originations and sales volume driven by a rising interest rate environment and a lower margin on loans sold in the secondary market. Mortgage loan sales were $861.52 million in the year of 2023 as compared to $2.20 billion in the year of 2022. Mortgage loans originated for sale were $860.90 million for the year of 2023 as compared to $1.90 billion for the year of 2022.

Fees from deposit services for the year of 2023 were $37.08 million, a decrease of $3.48 million or 8.58% from the year of 2022. In particular, overdraft fees were down $2.69 million due to the impact of changes in United’s overdraft policy and account analysis fees declined $2.13 million. Partially offsetting these decreases were increases of $725 thousand and $581 thousand on early withdrawal penalties on CDs and debit card income, respectively.

Mortgage servicing income was $13.75 million for the year of 2023, an increase of $4.51 million or 48.85% from the year of 2022 due primarily to a net gain of $8.31 million on the sale of mortgage servicing rights during 2023.

Fees from trust services for the year of 2023 were $18.32 million, an increase of $1.10 million or 6.40% from the year of 2022 due to an increase in managed assets.

Income from bank-owned life insurance (“BOLI”) for the year of 2023 decreased $858 thousand or 9.34% from the year of 2022 due to a decrease of $2.76 million in death benefits. Death benefits were $571 thousand for the year of 2023 as compared to death benefits of $3.33 million in year of 2022.

Other miscellaneous income for the year of 2023 increased $3.72 million or 50.63% from the year of 2022 due mainly to a net gain of $2.66 million from the payoff of a fixed rate commercial loan that had an associated interest rate swap derivative.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2023 was $560.22 million, which was flat from the year of 2022, increasing $5.14 million or less than 1% driven by increases in FDIC insurance expense, employee benefits expense, and net occupancy expense. Partially offsetting these increases were decreases in OREO expenses on as well as net losses from sales of OREO properties, mortgage loan servicing expense and impairment, and other noninterest expense.

Employee compensation for the year of 2023 decreased $11.60 million or 4.78% from the year of 2022. The decrease for 2023 was due mainly to lower employee commissions and incentives related to a decline in mortgage banking production and a decline in base salaries due to a lower employee headcount.

Employee benefits expense for the year of 2023 increased $2.42 million or 5.28% as compared to the year of 2022. For the year of 2023, postretirement expense, which includes expense associated with United’s pension plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), decreased $2.09 million from the year of 2022. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note O, Notes to Consolidated Financial Statements. The funded status of

United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $604 thousand and decrease by approximately $572 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.18 million and increase by approximately $2.61 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by and increase by approximately $1.62 million, respectively.

Net occupancy expense increased $1.30 million or 2.87% for the year of 2023 as compared to the prior year. This increase was primarily due to higher amounts of building rental and depreciation expense partially offset by lower maintenance costs.

OREO expense for the year of 2023 decreased $783 thousand or 36.62% from the year of 2022 due mainly to fewer declines in the fair value of OREO properties.

Net losses on the sales of OREO properties declined $760 thousand or 108.57% for the year of 2023 as compared to the year of 2022.

Mortgage loan servicing expense and impairment for the year of 2023 decreased $1.50 million or 21.17% from the year of 2022. The decrease was due to the recovery of past temporary impairment and lower amortization expense of mortgage servicing rights.

FDIC expense for the year of 2023 increased $18.39 million or 153.39% from the year of 2022. The increase was due mainly to a $11.99 million special assessment fee levied on banking organizations to recover losses to the Deposit Insurance Fund as well as a higher overall assessment rate and base.

Other expense for the year of 2023 decreased $2.39 million or 1.73% from the year of 2022. The decrease in other noninterest expense mainly resulted from a decline $16.23 million in the reserve for unfunded loan commitments. Partially offsetting this decrease were increases in business franchise taxes of $2.66 million, expense of $2.65 million for mortgage loan down payment and closing cost assistance programs, amortization of $1.67 million for tax credit investments, impairment of $1.28 million on trade name tangibles due to the planned consolidation of George Mason’s and Crescent’s mortgage banking business into United Bank, consulting and legal expense of $1.20 million, loan collection expense of $1.03 million as well as higher amounts of certain other general operating expenses.

Income Taxes

For the year ended December 31, 2023, income taxes were $97.49 million, compared to $96.16 million for 2022, an increase of $1.34 million or 1.39%. The increase was due to a higher effective tax rate partially offset by lower earnings. United’s effective tax rate was approximately 21.0% and 20.2% for years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate for the year of 2023 was primarily driven by increases in the federal and state tax provisions as well as lower benefits related to the issuance of shares in share-based compensation plans. For further details related to income taxes, see Note N, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2023 was $98.31 million as compared to earnings of $81.66 million for the first quarter of 2022. Earnings for the first quarter of 2023, as compared to the first quarter of 2022, increased primarily due to higher net interest income as a result of the impact of rising market interest rates on earning assets, organic loan growth and a change in the asset mix to higher earning assets. Diluted earnings per share were $0.73 for the first quarter of 2023 and $0.60 for the first quarter of 2022. Net interest income for the first quarter of 2023 increased $42.82 million, or 22.36%, to $234.32 million from net interest income of $191.50 million for the first three months of 2022. The increase of $42.82 million in net interest income occurred because total interest income increased $126.51 million while total interest expense increased $83.69 million from the first quarter of 2022. The provision for credit losses was $6.89 million for the first quarter of 2023 as compared to a net benefit of $3.41 million for the first quarter of 2022. The increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. Noninterest income was $32.74 million for the first three months of 2023, a decrease of $13.28 million or 28.86% from the first three months of 2022 due mainly to decreased income from mortgage banking activities primarily due to lower mortgage loan origination and sale volume and a lower margin on loans sold in the secondary market. Noninterest expense for the first three months of 2023 decreased $1.76 million or 1.26% from the first three months of 2022 due mainly to lower employee compensation expense as a result of lower employee commissions and incentives related to mortgage banking production and a lower employee headcount. Income taxes increased $4.35 million or 21.64% for the first three months of 2023 as compared to the first three months of 2022 primarily due to increased earnings and a higher effective tax rate.

Net income for the second quarter of 2023 was $92.46 million or $0.68 per diluted share, as compared to $95.61 million or $0.71 per diluted share for the prior year second quarter. During the second quarter of 2023, United sold MSRs with an aggregate unpaid principal balance of approximately $2 billion at a net gain of $8.15 million. Additionally, during the second quarter of 2023, United sold approximately $187 million of AFS investment securities at a net loss of $7.24 million. Net interest income for the second quarter of 2023 was $227.46 million, which was an increase of $12.56 million, or 5.84%, from the second quarter of 2022. The increase of $12.56 million in net interest income occurred because total interest income increased $118.16 million while total interest expense increased $105.60 million from the second quarter of 2022. The provision for credit losses was $11.44 million for the second quarter of 2023 while the provision for credit losses was a net benefit of $1.81 million for the second quarter 2022. The increase in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. For the second quarter of 2023, noninterest income was $35.18 million, which was a decrease of $8.43 million or 19.33% from the second quarter of 2022. The decrease in noninterest income was due mainly to lower mortgage loan origination and sale volume and a lower margin on loans sold in the secondary market as well as the previously mentioned net losses on the sales of securities in 2023. For the second quarter of 2023, noninterest expense decreased $5.89 million or 4.17% from the second quarter of 2022 due mainly to a decrease in the expense for the reserve for unfunded loan commitments within other expenses. Income taxes for the second quarter of 2023 were $23.45 million as compared to $23.53 million for the second quarter of 2022. For the quarters ended June 30, 2023 and 2022, United’s effective tax rate was 20.23% and 19.75%, respectively.

Net income for the third quarter of 2023 was $96.16 million or $0.71 per diluted share, as compared to $102.59 million or $0.76 per diluted share for the prior year third quarter. Net interest income for the third quarter of 2023 was $228.45 million, which was a decrease of $12.17 million, or 5.06%, from the third quarter of 2022. The decrease of $12.17 million in net interest income occurred because total interest income increased $93.23 million while total interest expense increased $105.40 million from the third quarter of 2022. The provision for credit losses was $5.95 million for the third quarter of 2023 while the provision for credit losses was $7.67 million for the third quarter of 2022. The lower amount of provision expense for the third quarter of 2023 as compared to the third quarter of 2022 was mainly due to the impact of reasonable and supportable forecasts of future macroeconomic conditions. For the third quarter of 2023, noninterest income was $33.66 million, which was an increase of $912 thousand or 2.78% from the third quarter of 2022. This increase was primarily due to increases in income from mortgage banking activities and income from BOLI partially offset by a decrease in mortgage loan servicing income. For the third quarter of 2023, noninterest expense decreased $1.97 million or 1.43% from the third quarter of 2022 primarily due to decreases in OREO expense, mortgage loan servicing expense and certain general operating expenses within other noninterest expenses partially offset by increases in employee benefits and FDIC insurance expense. Income taxes for the third quarter of 2023 were $24.78 million as compared to $25.92 million for the third quarter of 2022. For the quarters ended September 30, 2023 and June 30, 2023, United’s effective tax rate was 20.49% and 20.23%, respectively.

Net income for the fourth quarter of 2023 was $79.39 million or $0.59 per diluted share as compared to earnings of $99.77 million or $0.74 per diluted share for the fourth quarter of 2022. Net interest income for the fourth quarter of 2023 was $229.69 million, which was a decrease of $19.71 million or 7.90% from the fourth quarter of 2022. The $19.71 million decrease in net interest income occurred because total interest income increased $61.43 million while total interest expense increased $81.15 million from the fourth quarter of 2022. The provision for credit losses was $6.88 million for the fourth quarter of 2023 as compared to a provision for credit losses of $16.37 million for the fourth quarter of 2022. The decrease in the provision for credit losses was primarily due the impact of reasonable and supportable forecasts of future macroeconomic conditions. Noninterest income for the fourth quarter of 2023 was $33.68 million, which was an increase of $2.80 million, or 9.05% from the fourth quarter of 2022. The increase in noninterest income was driven by an increase of $2.73 million in other noninterest income due to the $2.66 million gain on the from the payoff of a fixed rate commercial loan that had an associated interest rate swap derivative. Noninterest expense for the fourth quarter of 2023 was $152.29 million, an increase of $14.75 million, or 10.72%, from the fourth quarter of 2022 primarily due to increases of $13.37 million in FDIC insurance expense due to the $11.99 million special assessment recognized in the fourth quarter of 2023 as well as a higher overall assessment rate. For the fourth quarter of 2023, income tax expense was $24.81 million as compared to $26.61 million for the fourth quarter of 2022. The decrease of $1.80 million was primarily due to lower earnings and partially offset by a higher effective tax rate. United’s effective tax rate was 23.81% for the fourth quarter of 2023 and 21.06% for the fourth quarter of 2022.

Additional quarterly financial data for 2023 and 2022 may be found in Note Y, Notes to Consolidated Financial Statements.

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

During the year of 2023, United increased its interest-bearing deposit balance at the FRB by $438.02 million to $1.24 billion. The change in the balance at the FRB was mostly the result of net sales, maturities, and paydowns in the available for sale debt securities portfolio of $952.01 million and an increase in deposits of $516.15 million partially offset by loan growth of $800.97 million and the net repayment of $400.29 million in FHLB advances.

Cash flows provided by operations in 2023 were $435.24 million due mainly to net income of $366.31 million for the year of 2023. In 2022, cash flows provided by operations were $760.82 million due mainly to net income of $379.63 million for the year of 2022. In 2023, net cash of $38.99 million was provided by investing activities which was primarily due to proceeds of $819.87 million from sales, calls and maturities of investment securities over purchases partially offset by loan growth of $800.97 million. In 2022, net cash of $3.45 billion was used in investing activities which was primarily due to loan growth of $2.37 billion and purchases of $1.09 billion of investment securities over proceeds from sales, calls and maturities of investment securities. During the year of 2023, net cash of $51.94 million was used in financing activities due primarily to net repayments of $400.00 million from long-term FHLB borrowings partially offset by an increase of $517.27 million in deposits. Other uses of cash within funding activities for the year of 2023 were $194.73 million for cash dividends paid. During the year of 2022, net cash of $105.32 million was provided by financing activities due primarily to net advances of $1.38 billion from long-term FHLB borrowings partially offset by a decline of $1.04 billion in deposits. Other uses of cash within funding activities for the year of 2022 were $193.04 million for cash dividends paid and $79.46 million for the acquisition of treasury stock. The net effect of the cash flow activities was an increase in cash and cash equivalents of $422.29 million for the year of 2023 as compared to a decrease in cash and cash equivalents of $2.58 billion for the year of 2022. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

At December 31, 2023, United had an unused borrowing amount at the FHLB of approximately $6.74 billion subject to delivery of collateral after certain trigger points and $2.67 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $230 million, all of which was available at December 31, 2023. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which were available at December 31, 2023. At December 31, 2023, United’s borrowing capacity for the FRB Discount Window was $2.67 billion. United did not have any borrowings from the FRB’s Discount Window, or its Bank Term Funding Program, during the year of 2023.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2023:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$841,754
Credit card and personal revolving lines	247,616
Commercial	5,762,520

Total unused commitments	$6,851,890

Financial standby letters of credit	$72,631
Performance standby letters of credit	75,074
Commercial letters of credit	16,233

Total letters of credit	$163,938

Commitments generally have fixed expiration dates or other termination clauses, generally within one year, and may require the payment of a fee. Further discussion of commitments is included in Note Q, Notes to Consolidated Financial Statements.

United anticipates it can meet its obligations over the next 12 months and has no material commitments for capital expenditures. There are no known trends, demands, commitments, or events that will result in or that are reasonably likely to result in United’s liquidity increasing or decreasing in any material way. United also has lines of credit available. See Notes K and L to the accompanying unaudited Notes to Consolidated Financial Statements for more details regarding the amounts available to United under lines of credit.

The Asset Liability Committee monitors liquidity to ascertain that a liquidity position within certain prescribed parameters is maintained. No changes are anticipated in the policies of United’s Asset Liability Committee.

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.38% at December 31, 2023 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.14%, 13.14% and 11.39%, respectively. The December 31, 2023 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.77 billion at December 31, 2023, which was an increase of $255.05 million or 5.65% from December 31, 2022. This increase is primarily due to increases of $170.19 million in net earnings and $73.05 million in accumulated other comprehensive income due mainly to an after-tax increase in the fair value of available for sale securities.

United’s equity to assets ratio was 15.94% at December 31, 2023 as compared to 15.31% at December 31, 2022. The primary capital ratio, capital and reserves to total assets and reserves, was 16.79% at December 31, 2023 as compared to 16.11% at December 31, 2022. United’s average equity to average asset ratio was 15.89% at December 31, 2023 as compared to 15.83% at December 31, 2022. All of these financial measurements reflect a financially sound position.

During the fourth quarter of 2023, United’s Board of Directors declared a cash dividend of $0.37 per share. Dividends per share of $1.45 for the year of 2023 represented an increase over the $1.44 per share paid for 2022. Total cash dividends declared to common shareholders were $196.12 million for the year of 2023 as compared to $194.98 million for the year of 2022. The year 2023 was the fiftieth consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2023 and December 31, 2022:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2023	December 31, 2022
+200	(0.28%)	(6.83%)
+100	0.24%	(3.00%)
-100	2.66%	2.12%
-200	4.35%	2.16%

At December 31, 2023, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.24% over one year as compared to a decrease by 3.00% at December 31, 2022. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.28% over one year as of December 31, 2023, as compared to a decrease of 6.83% as of December 31, 2022. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.66% over one year as of December 31, 2023 as compared to an increase of 2.12%, over one year as of December 31, 2022. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 4.35% over one year as of December 31, 2023 as compared to an increase of 2.16% over one year as of December 31, 2022.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.47% in year two as of December 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.85% in year two as of December 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.05% in year two as of December 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 1.34% in year two as of December 31, 2023.

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

At December 31, 2023, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $786.5 million or 43% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 5.5 years and a weighted average yield of 2.10%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.6%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 12.2%.

United had approximately $490.8 million in fixed rate Commercial mortgage backed Securities (CMBS) with a projected yield of 2.01% and a projected average life of 4.8 years on December 31, 2023. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 8.4 years.

United had approximately $23.8 million in 15-year mortgage backed securities with a projected yield of 1.99% and a projected average life of 4.5 years as of December 31, 2023. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 4 years and a weighted average maturity (WAM) of 11.3 years.

United had approximately $325.4 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 6.6 years on December 31, 2023. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 2.8 years and a weighted average maturity (WAM) of 17 years.

United had approximately $154.7 million in 30-year mortgage backed securities with a projected yield of 2.62% and a projected average life of 7.6 years on December 31, 2023. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 4.3 years and a weighted average maturity (WAM) of 23.8 years.

The remaining 3% of the mortgage related securities portfolio on December 31, 2023, included floating rate CMO, CMBS and mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams, Jr.	/s/ W. Mark Tatterson
Richard M. Adams, Jr. Chief Executive Officer	W. Mark Tatterson Executive Vice President and Chief Financial Officer

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Charleston, West Virginia February 29, 2024

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Allowance for Loan Losses

Description of the Matter

The Company’s loan portfolio totaled $21.4 billion as of December 31, 2023, and the associated allowance for loan losses (ALL) for the loan portfolio was $259 million. As discussed in Notes A and E to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to expected credit losses for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in macroeconomic and environmental conditions, such as changes in unemployment rates, gross domestic product or other relevant factors, that have not been fully captured in the allowance calculation.

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
Charleston, West Virginia
February 29, 2024

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2023	2022
Assets
Cash and due from banks	$257,153	$294,155
Interest-bearing deposits with other banks	1,340,620	881,418
Federal funds sold	1,170	1,079

Total cash and cash equivalents	1,598,943	1,176,652
Securities available for sale at estimated fair value (amortized cost-$4,149,895 at December 31, 2023 and $5,011,729 at December 31, 2022, allowance for credit losses of $0 at December 31, 2023 and December 31, 2022)	3,786,377	4,541,925
Securities held to maturity, net of allowance for credit losses of $17 at December 31, 2023 and $18 at December 31, 2022 (estimated fair value-$1,020 at December 31, 2023 and December 31, 2022)	1,003	1,002
Equity securities at estimated fair value	8,945	7,629
Other investment securities	329,429	322,048
Loans held for sale measured using fair value option	56,261	56,879
Loans and leases	21,373,185	20,580,163
Less: Unearned income	(14,101)	(21,997)

Loans and leases, net of unearned income	21,359,084	20,558,166
Less: Allowance for loan and lease losses	(259,237)	(234,746)

Net loans and leases	21,099,847	20,323,420
Bank premises and equipment	190,520	199,161
Operating lease right-of-use assets	86,986	71,144
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	4,554	21,022
Bank-owned life insurance (“BOLI”)	486,895	480,184
Accrued interest receivable	111,420	94,890
Other assets	276,413	304,535

TOTAL ASSETS	$29,926,482	$29,489,380

Liabilities
Deposits:
Noninterest-bearing	$6,149,080	$7,199,678
Interest-bearing	16,670,239	15,103,488

Total deposits	22,819,319	22,303,166
Borrowings:
Securities sold under agreements to repurchase	196,095	160,698
Federal Home Loan Bank (“FHLB”) borrowings	1,510,487	1,910,775
Other long-term borrowings	278,616	286,881
Reserve for lending-related commitments	44,706	46,189
Operating lease liabilities	92,885	75,749
Accrued expenses and other liabilities	213,134	189,729

TOTAL LIABILITIES	25,155,242	24,973,187
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,257,646 and 142,011,560 at December 31, 2023 and December 31, 2022, respectively, including 7,308,583 and 7,266,438 shares in treasury at December 31, 2023 and December 31, 2022, respectively	355,644	355,029
Surplus	3,181,764	3,168,874
Retained earnings	1,745,619	1,575,426
Accumulated other comprehensive loss	(259,681)	(332,732)
Treasury stock, at cost	(252,106)	(250,404)

TOTAL SHAREHOLDERS’ EQUITY	4,771,240	4,516,193

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,926,482	$29,489,380

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2023	2022	2021
Interest income
Interest and fees on loans and leases	$1,203,186	$864,583	$724,493
Interest on federal funds sold and other short-term investments	47,069	22,950	8,734
Interest and dividends on securities:
Taxable	144,420	105,780	54,678
Tax-exempt	6,645	8,677	7,212

Total interest income	1,401,320	1,001,990	795,117
Interest expense
Interest on deposits	391,094	80,237	41,620
Interest on short-term borrowings	6,449	1,785	693
Interest on long-term borrowings	83,853	23,537	10,070

Total interest expense	481,396	105,559	52,383

Net interest income	919,924	896,431	742,734
Provision for credit losses	31,153	18,822	(23,970)

Net interest income after provision for credit losses	888,771	877,609	766,704
Other income
Fees from trust services	18,318	17,216	16,552
Fees from brokerage services	16,911	16,412	15,559
Fees from deposit services	37,076	40,557	38,689
Bankcard fees and merchant discounts	7,013	6,580	5,485
Other service charges, commissions, and fees	3,861	3,267	2,990
Income from bank-owned life insurance	8,330	9,188	6,840
Income from mortgage banking activities	26,593	42,690	171,692
Mortgage loan servicing income	13,746	9,235	9,605
Net investment securities (losses) gains	(7,646)	776	2,676
Other income	11,056	7,340	8,040

Total other income	135,258	153,261	278,128
Other expense
Employee compensation	230,809	242,408	279,970
Employee benefits	48,368	45,944	53,871
Net occupancy expense	46,426	45,129	42,034
Other real estate owned (“OREO”) expense	1,355	2,138	5,370
Net (gains) losses on the sales of OREO properties	(60)	700	54
Equipment expense	29,731	29,320	25,979
Data processing expense	29,395	29,997	31,446
Mortgage loan servicing expense and impairment	5,596	7,099	12,246
Bankcard processing expense	2,192	1,938	1,706
FDIC insurance expense	30,376	11,988	8,346
FHLB prepayment penalties	0	0	15
Other expense	136,036	138,426	120,942

Total other expense	560,224	555,087	581,979

Income before income taxes	463,805	475,783	462,853
Income taxes	97,492	96,156	95,115

Net income	$366,313	$379,627	$367,738

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2023	2022	2021
Earnings per common share:
Basic	$2.72	$2.81	$2.84

Diluted	$2.71	$2.80	$2.83

Dividends per common share	$1.45	$1.44	$1.41

Average outstanding shares:
Basic	134,505,058	134,776,241	129,276,452
Diluted	134,753,820	135,117,512	129,512,853
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2023	2022	2021
Net income	$366,313	$379,627	$367,738

Change in net unrealized gain (loss) on available-for-sale (“AFS”) securities, net of tax	81,521	(368,934)	(56,611)
Change in net unrealized (loss) gain on cash flow hedge, net of tax	(13,059)	36,655	13,001
Change in defined benefit pension plan, net of tax	4,589	4,435	16,352

Comprehensive income, net of tax	$439,364	$51,783	$340,480

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2021	133,809,374	$334,523	$2,894,471	$1,205,395	$22,370	$(159,139)	$4,297,620
Comprehensive income:
Net income	0	0	0	367,738	0	0	367,738
Other comprehensive loss, net of tax	0	0	0	0	(27,258)	0	(27,258)

Total comprehensive income, net of tax							340,480
Stock based compensation expense	0	0	8,018	0	0	0	8,018
Acquisition of Community Bankers Trust Corporation (7,135,771 shares)	7,135,771	17,839	242,440	0	0	0	260,279
Purchase of treasury stock (339,241 shares)	0	0	0	0	0	(11,211)	(11,211)
Cash dividends ($1.41 per share)	0	0	0	(182,356)	0	0	(182,356)
Stock grant forfeiture (7,400 shares)	0	0	268	0	0	(268)	0
Net issuance of common stock under stock-based compensation plans (415,121 shares)	415,121	1,040	4,758	0	0	0	5,798

Balance at December 31, 2021	141,360,266	353,402	3,149,955	1,390,777	(4,888)	(170,618)	4,718,628
Comprehensive income:
Net income	0	0	0	379,627	0	0	379,627
Other comprehensive loss, net of tax	0	0	0	0	(327,844)	0	(327,844)

Total comprehensive income, net of tax							51,783
Stock based compensation expense	0	0	9,881	0	0	0	9,881
Stock grant forfeiture (9,071 shares)	0	0	326	0	0	(326)	0
Purchase of treasury stock (2,289,859 shares)	0	0	0	0	0	(79,460)	(79,460)
Cash dividends ($1.44 per share)	0	0	0	(194,978)	0	0	(194,978)
Net issuance of common stock under stock-based compensation plans (651,294 shares)	651,294	1,627	8,712	0	0	0	10,339

Balance at December 31, 2022	142,011,560	355,029	3,168,874	1,575,426	(332,732)	(250,404)	4,516,193
Comprehensive income:
Net income	0	0	0	366,313	0	0	366,313
Other comprehensive income, net of tax	0	0	0	0	73,051	0	73,051

Total comprehensive income, net of tax							439,364
Stock based compensation expense	0	0	12,463	0	0	0	12,463
Stock grant forfeiture (8,295 shares)	0	0	320	0	0	(320)	0
Purchase of treasury stock (33,850 shares)	0	0	0	0	0	(1,382)	(1,382)
Cash dividends ($1.45 per share)	0	0	0	(196,120)	0	0	(196,120)
Net issuance of common stock under stock-based compensation plans (246,086 shares)	246,086	615	107	0	0	0	722

Balance at December 31, 2023	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$366,313	$379,627	$367,738
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31,153	18,822	(23,970)
Amortization and accretion	5,915	5,433	(8,672)
Loss on sales of bank premises, OREO, leases and equipment	345	457	460
Write-downs on bank premises, OREO, leases and equipment	945	2,007	5,100
Depreciation	17,191	18,237	16,583
Loss (gain) on securities	7,646	(776)	(2,676)
Loans originated for sale	(860,901)	(1,903,981)	(6,190,675)
Proceeds from sales of loans	887,398	2,238,093	6,566,304
Gain on sales of loans	(25,879)	(41,274)	(161,108)
Mortgage repurchase loan losses paid, net of recoveries	(304)	(69)	(59)
Stock-based compensation	12,463	9,881	8,018
Excess tax benefits from stock-based compensation arrangements	128	1,040	303
Deferred income tax (benefit) expense	(2,921)	6,887	3,015
Amortization of tax credit investments	15,238	13,567	12,718
Originations of mortgage servicing rights	(715)	(1,417)	(10,584)
Impairment of mortgage servicing rights	0	0	629
Recoveries of impairment on mortgage servicing rights	0	(883)	(1,129)
Gain on sale of mortgage servicing rights	(8,306)	0	0
Increase in cash surrender value of bank-owned life insurance policies	(9,267)	(14,064)	(6,836)
Accretion (amortization) of net periodic pension costs	159	(1,640)	2,073
Changes in:
Interest receivable	(16,530)	(30,370)	2,562
Other assets	(3,618)	57,380	42,704
Accrued expenses and other liabilities	18,784	3,865	(12,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	435,237	760,822	609,539

INVESTING ACTIVITIES
Proceeds from maturities and calls of held to maturity securities	0	0	215
Proceeds from sales of securities available for sale	181,824	410	52,820
Proceeds from maturities and calls of securities available for sale	770,389	575,338	679,082
Purchases of securities available for sale	(107,866)	(1,572,482)	(1,522,076)
Proceeds from sales of equity securities	344	6,782	1,250
Purchases of equity securities	(1,647)	(2,596)	(2,266)
Proceeds from sales and redemptions of other investment securities	155,299	4,829	11,790
Purchases of other investment securities	(178,476)	(99,435)	(34,755)
Purchases of bank-owned life insurance policies	0	0	(85,000)
Redemption of bank-owned life insurance policies	2,556	11,947	1,114
Purchases of bank premises and equipment	(11,687)	(16,862)	(15,380)
Proceeds from sales of bank premises and equipment	2,542	902	1,618
Proceeds from sales of mortgage servicing rights	23,450	0	0
Acquisition of subsidiaries, net of cash paid	0	0	39,420
Proceeds from sales of OREO properties	3,240	10,571	5,675
Net change in loans and leases	(800,974)	(2,367,060)	882,147

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	38,994	(3,447,656)	15,654

FINANCING ACTIVITIES
Cash dividends paid	(194,727)	(193,041)	(181,277)
Acquisition of treasury stock	(1,382)	(79,460)	(11,211)
Proceeds from exercise of stock options	1,750	10,295	5,206
Repayment of long-term Federal Home Loan Bank borrowings	(1,900,000)	(520,000)	(597,791)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,500,000	1,900,000	500,000
Redemption of subordinated debt	(10,250)	0	0
Changes in:
Time deposits	1,318,577	(623,254)	(275,900)
Other deposits	(801,305)	(421,078)	1,525,093
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	35,397	31,854	(40,211)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(51,940)	105,316	923,909

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422,291	(2,581,518)	1,549,102
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,176,652	3,758,170	2,209,068

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,598,943	$1,176,652	$3,758,170

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2023	2022	2021
Supplemental information
Cash paid for:
Interest on deposits and borrowed funds	$468,123	$98,161	$54,591
Income taxes	106,083	93,680	101,227
Amounts in the measurement of lease liabilities	21,581	21,240	22,153
Noncash investing activities:
Transfers of loans held for sale to loans	0	154,699	0
Transfers of loans to OREO	4,941	1,546	2,769
Right-of-use assets obtained in the exchange for lease liabilities	33,403	9,184	22,179
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	0	(345)	1,763,843
Liabilities assumed	0	2,050	1,619,438
Goodwill	0	2,395	76,454
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2023
NOTE
A--SUMMARY
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
As defined in applicable accounting standards, variable interest entities (“VIEs”) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements.
The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2023 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made.

The Company has evaluated events and transactions subsequent to December 31, 2023 through the date
these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.
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
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2023, United considers its HTM debt securities portfolio to be immaterial.
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
Allowance for Credit Losses (HTM Debt Securities)
: For HTM debt securities, the Company is required to utilize a current expected credit losses (“CECL”) methodology to estimate expected credit losses. As of December 31, 2023 and 2022, the Company recorded an allowance for credit losses of $17,000 and $18,000, respectively, on its HTM debt securities portfolio.
Allowance for Credit Losses (AFS Debt Securities)
: The impairment model for
available-for-sale
(“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC Topic 326, “Financial Instruments – Credit Losses” replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not
that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature.

Equity securities:
Investments in equity securities with readily determinable fair values (marketable) are measured at fair value
, with changes in the fair value recognized in Net investment securities gains in the Consolidated Statements of Income.
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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income, except loans acquired through transfer (see below). Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $39,509,000, $57,424,000, and $92,545,000, for the years of 2023, 2022 and 2021, respectively.
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
Other Real Estate Owned
: At December 31, 2023 and 2022, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2,615,000 and $2,052,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2023 and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $142,000 and $1,309,000, respectively.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one
to
ten-year
period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $5,116,000, $5,516,000, and $5,908,000, in 2023, 2022, and 2021, respectively, related to all intangible assets.
Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United utilized a qualitative approach to test goodwill for impairment as of September 30, 2023. The goodwill impairment test did not identify any indicators of goodwill impairment. As of December 31, 2023, and 2022, total goodwill approximated $1,888,889,000.

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
Accrued Interest Receivable
:

In accordance with ASC Topic 326, the Company made the following elections regarding accrued interest receivable (“AIR”):

•	Presenting accrued interest receivable balances separately from their underlying instruments within the consolidated statements of financial condition.
•	Excluding accrued interest receivable that is included in the amortized cost of financing receivables from related disclosure requirements.
•	Continuing our policy to write off accrued interest receivable by reversing interest income in cases where the Company does not reasonably expect to receive payment.
•	Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner.
Revenue Recognition
: Interest and dividend income, loan fees, fees from trust and brokerage services, deposit services and bankcard fees are recognized and accrued as earned.
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
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $9,330,000, $8,160,000, and $5,781,000, for the years of 2023, 2022, and 2021, respectively.
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
Cash flows from derivative financial instruments are classified as cash flows from operating activities on the consolidated statements of cash flows.
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
Stock-based compensation expense was $12,463,000 in 2023, $9,881,000 in 2022, and $8,018,000 in 2021.
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
Under the
two-class
method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive stock options and restricted stock outstanding of 1,410,389, 656,432, and 1,024,612 for the years ended December 31, 2023, 2022 and 2021, respectively, were excluded from the earnings per diluted common share calculation.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2023	2022	2021
Distributed earnings allocated to common stock	$195,167	$194,052	$181,614
Undistributed earnings allocated to common stock	170,267	184,572	185,082

Net earnings allocated to common shareholders	$365,434	$378,624	$366,696

Average common shares outstanding	134,505,058	134,776,241	129,276,452
Dilutive effect of stock compensation	248,762	341,271	236,401

Average diluted shares outstanding	134,753,820	135,117,512	129,512,853

Earnings per basic common share	$2.72	$2.81	$2.84
Earnings per diluted common share	$2.71	$2.80	$2.83
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
Recent Accounting Pronouncements
:
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09,
“Improvements to Income Tax Disclosures.” ASU
2023-09
enhances annual income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU
2023-09
also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU
2023-09
is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The adoption of
ASU 2023-09
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU
2023-07
improve reportable segment disclosure requirements, mainly through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments will enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU
No. 2023-07
is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of
ASU 2023-07
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
In October 2023, the FASB issued ASU
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
In March 2023, the FASB issued Accounting ASU
2023-02,
“Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU
2023-02
permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this ASU apply to all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or an investment in a low income housing tax credit (“LIHTC”) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic
323-740
has been applied. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). ASU
2023-02
was effective for United on January 1, 2024. The amendments in this update must be applied on either a modified retrospective or a retrospective basis except for LIHTC investments not accounted for using the proportional amortization method. At January 1, 2024, United chose not to elect to account for its tax equity investments using the proportional amortization method.
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
ASU 2022-03
was effective for United on January 1, 2024. The adoption of
ASU 2022-03
did not have a material impact on the Company’s financial condition or results of operations.

In March 2022, the FASB issued ASU
No. 2022-02,
“Troubled Debt Restructurings and Vintage Disclosures”. ASU
2022-02
updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC
310-40,
and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU
2022-02
also amends the guidance on “vintage disclosures” to require disclosure of gross write-offs by year of origination. ASU
No. 2022-02
was effective for public business entities that have adopted Topic 326 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment was permitted. ASU
No. 2022-02
was adopted by United prospectively for the period beginning January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations. However, ASU
No. 2022-02
did affect the Company’s disclosures. For additional information, see notes to Consolidated Financial Statements, Note D, “Credit Quality,” in this Form
10-K.
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
In October 2021, the FASB issued ASU
No. 2021-08,
“Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. ASU
2021-08
amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. As a result of these amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU
No. 2021-08
is effective for public business entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. ASU
No. 2021-08
was adopted by the Company on January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations.
NOTE B—INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2023
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$492,638	$4	$7,692	$0	$484,950
State and political subdivisions	613,588	11	79,768	0	533,831
Residential mortgage-backed securities
Agency	1,217,744	7	167,810	0	1,049,941
Non-agency	100,364	0	9,753	0	90,611
Commercial mortgage-backed securities
Agency	511,560	13	52,275	0	459,298
Asset-backed securities	872,048	44	11,454	0	860,638
Single issue trust preferred securities	16,380	0	1,239	0	15,141
Other corporate securities	325,573	0	33,606	0	291,967

Total	$4,149,895	$79	$363,597	$0	$3,786,377

	December 31, 2022
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$548,407	$12	$18,927	$0	$529,492
State and political subdivisions	820,167	36	110,673	0	709,530
Residential mortgage-backed securities
Agency	1,369,471	4	194,531	0	1,174,944
Non-agency	121,336	66	9,429	0	111,973
Commercial mortgage-backed securities
Agency	627,768	8	65,223	0	562,553
Asset-backed securities	943,813	0	32,202	0	911,611
Single issue trust preferred securities	17,342	88	1,146	0	16,284
Other corporate securities	563,425	44	37,931	0	525,538

Total	$5,011,729	$258	$470,062	$0	$4,541,925

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $20,878,000 and $23,955,000 at December 31, 2023 and December 31, 2022, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2023 and December 31, 2022.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,625	$11	$477,615	$7,681	$482,240	$7,692
State and political subdivisions	2,050	193	517,186	79,575	519,236	79,768
Residential mortgage-backed securities
Agency	9,755	51	1,038,632	167,759	1,048,387	167,810
Non-agency	8,964	101	81,647	9,652	90,611	9,753
Commercial mortgage-backed securities
Agency	0	0	456,866	52,275	456,866	52,275
Asset-backed securities	15,866	216	829,778	11,238	845,644	11,454
Single issue trust preferred securities	2,922	182	12,219	1,057	15,141	1,239
Other corporate securities	0	0	274,308	33,606	274,308	33,606

Total	$44,182	$754	$3,688,251	$362,843	$3,732,433	$363,597

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2022
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$473,025	$13,628	$48,793	$5,299	$521,818	$18,927
State and political subdivisions	496,328	63,019	192,234	47,654	688,562	110,673
Residential mortgage-backed securities
Agency	623,587	70,744	550,135	123,787	1,173,722	194,531
Non-agency	58,839	2,083	42,901	7,346	101,740	9,429
Commercial mortgage-backed securities
Agency	396,380	27,469	163,226	37,754	559,606	65,223
Asset-backed securities	425,482	14,134	486,129	18,068	911,611	32,202
Single issue trust preferred securities	0	0	13,109	1,146	13,109	1,146
Other corporate securities	195,425	18,064	261,170	19,867	456,595	37,931

Total	$ 2,669,066	$209,141	$1,757,697	$260,921	$4,426,763	$470,062

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2023	2022	2021
Proceeds from maturities, sales and calls	$952,213	$575,748	$731,902
Gross realized gains	0	2	1,673
Gross realized losses	7,659	0	122
At December 31, 2023, gross unrealized losses on available for sale securities were $363,597,000 on 1,091 securities of a total portfolio of 1,140 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2023 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, asset-backed securities and other corporate securities.

In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at December 31, 2023 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $613,588,000 at December 31, 2023. As of December 31, 2023, approximately 48% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2023. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2023.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $229,818,000 on mortgage-backed
securities at December 31, 2023. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,729,304,000 at December 31, 2023. Of the $1,729,304,000 amount, $511,560,000 was related to agency commercial mortgage-backed securities and $1,217,744,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at December 31, 2023.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $100,364,000 at December 31, 2023. Of the $100,364,000, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at December 31, 2023.
Asset-backed securities
As of December 31, 2023, United’s asset-backed securities portfolio had a total amortized cost balance of $872,048,000. 100% of the portfolio was investment grade rated as of December 31, 2023. Approximately 24% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 76% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of December 31, 2023, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2023 consisted of $7,475,000 in investment grade bonds, $3,104,000 in split rated bonds, and $5,801,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2023, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of December 31, 2023, United’s other corporate securities portfolio had a total amortized cost balance of $325,573,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $325,573,000, 97% had at least one rating above investment grade, none were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at December 31, 2023.
The amortized cost and estimated fair value of securities available for sale at December 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.
Maturities of mortgage-backed securities with an amortized cost of $1,829,668,000 and an estimated fair value of $1,599,850,000 at December 31, 2023 are included below based upon contractual maturity.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$497,555	$493,651
Due after one year through five years	448,020	416,436
Due after five years through ten years	852,698	751,780
Due after ten years	2,351,622	2,124,510

Total	$4,149,895	$3,786,377

Equity securities at fair value
Equity securities consist mainly of mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $8,945,000 at December 31, 2023 and $7,629,000 at December 31, 2022.

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Net gains recognized during the period on equity securities sold	$0	$0
Unrealized gains recognized during the period on equity securities still held at period end	358	94
Unrealized losses recognized during the period on equity securities still held at period end	(345)	(684)

Net gains (losses) recognized during the period	$13	$(590)

Other investment securities
During the fourth quarter of 2023, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2023 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,307,591,000 and $2,412,820,000 at December 31, 2023 and December 31, 2022, respectively.

NOTE C—LOANS AND LEASES
Major classes of loans and leases are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,598,231	$1,724,927
Nonowner-occupied commercial real estate	6,718,343	6,286,974
Other commercial	3,572,440	3,612,568

Total commercial, financial & agricultural	11,889,014	11,624,469
Residential real estate	5,271,236	4,662,911
Construction & land development	3,148,245	2,926,971
Consumer:
Bankcard	9,962	9,273
Other consumer	1,054,728	1,356,539
Less: Unearned income	(14,101)	(21,997)

Loans and leases, net of unearned income	$21,359,084	$20,558,166

The table above does not include loans held for sale of $56,261,000 and $56,879,000 at December 31, 2023 and December 31, 2022, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2023 and 2022,
loans-in-process
of $6,370,000 and $62,691,000 and overdrafts from deposit accounts of $7,146,000 and $36,209,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized net discounts of $35,586,000 and $47,134,000 at December 31, 2023 and December 31, 2022, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $68,460,000 and $24,901,000 at December 31, 2023 and 2022, respectively. During 2023, $45,348,000 of new loans were made and repayments totaled $1,789,000.
NOTE D—CREDIT QUALITY
Management monitors the credit quality of its loans and leases on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. United considers a loan to be past due when it is 30 days or more past its contractual payment due date.
For all loan classes, past due loans and leases are reviewed on a monthly basis to identify loans and leases for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual status. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest. However, regardless of delinquency status, if a loan is fully secured and in the process of collection and resolution of collection is expected in the near term (generally less than 90 days), then the loan will not be placed on nonaccrual status. When interest accruals are discontinued, unpaid interest recognized in income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for credit losses. United’s method of income recognition for loans and leases that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectability of principal is in doubt. Nonaccrual loans and leases will not normally be returned to accrual status unless all past due principal and interest has been paid and the borrower has evidenced their ability to meet the contractual provisions of the note.

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2023
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,361	$6,335	$12,696	$1,585,535	$1,598,231	$110
Nonowner-occupied	10,373	13,146	23,519	6,694,824	6,718,343	2,460
Other commercial	3,218	1,224	4,442	3,567,998	3,572,440	560
Residential real estate	26,523	12,136	38,659	5,232,577	5,271,236	6,244
Construction & land development	879	6,423	7,302	3,140,943	3,148,245	0
Consumer:
Bankcard	145	127	272	9,690	9,962	127
Other consumer	36,451	6,107	42,558	1,012,170	1,054,728	5,078

Total	$83,950	$45,498	$129,448	$21,243,737	$21,373,185	$14,579

Age Analysis of Past Due Loans and Leases As of December 31, 2022
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,643	$12,368	$18,011	$1,706,916	$1,724,927	$4,023
Nonowner-occupied	9,996	8,916	18,912	6,268,062	6,286,974	0
Other commercial	13,466	5,338	18,804	3,593,764	3,612,568	2,946
Residential real estate	25,315	17,735	43,050	4,619,861	4,662,911	7,342
Construction & land development	3,060	475	3,535	2,923,436	2,926,971	0
Consumer:
Bankcard	63	109	172	9,101	9,273	109
Other consumer	33,993	4,570	38,563	1,317,976	1,356,539	4,220

Total	$91,536	$49,511	$141,047	$20,439,116	$20,580,163	$18,640

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2023		At December 31, 2022
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$6,225	$6,225	$8,345	$8,345
Nonowner-occupied	10,686	10,686	8,916	8,916
Other Commercial	664	664	2,392	2,392
Residential Real Estate	5,892	5,892	10,393	8,564
Construction	6,423	6,423	475	475
Consumer:
Bankcard	0	0	0	0
Other consumer	1,029	1,029	350	350

Total	$30,919	$30,919	$30,871	$29,042

Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2023 and 2022.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023, the date United adopted ASU
2022-02,
through December 31, 2023, by class of financing

receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented as follows.

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
For the Year Ended December 31, 2023
(Dollars in thousands)	Term Extension	Interest Rate Reduction	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$484	$0	0.03%
Nonowner-occupied	31,633	1,737	0.50%
Other commercial	165	0	0.00%
Residential real estate	506	0	0.01%
Construction & land development	0	0	0.00%
Consumer:
Bankcard	0	0	0.00%
Other consumer	0	0	0.00%

Total	$32,788	$1,737	0.16%

As of December 31, 2023, there was a commitment to lend additional funds of $28,000 to a debtor owing a loan receivable whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents an aging analysis of loans and leases to borrowers experiencing financial difficulty modified on or after January 1, 2023 through December 31, 2023, presented by class of financing receivable:

Payment Status (Amortized Cost Basis)
As of December 31, 2023
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$484	$0	$0
Nonowner-occupied	33,370	0	0
Other commercial	65	100	0
Residential real estate	506	0	0
Construction & land development	0	0	0
Consumer:
Bankcard	0	0	0
Other consumer	0	0	0

Total	$34,425	$100	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the year ended December 31 2023.

	For the Year Ended December 31, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	1.0
Nonowner-occupied	1.50%	1.4
Other Commercial	0.00%	1.8
Residential Real Estate	0.00%	4.6
Construction & land development	0.00%	0
Consumer:
Bankcard	0.00%	0
Other consumer	0.00%	0

Total	1.50%	8.8
No loan or lease modifications completed on or after January 1, 2023 through December 31, 2023 to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2023.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2023 and December 31, 2022:

	Collateral Dependent Loans and Leases
	At December 31, 2023
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$27	$0	$0	$5,208	$9,272	$14,507
Nonowner-occupied	11,200	0	0	13,555	1,810	26,565
Other commercial	0	891	0	5,193	256	6,340
Residential real estate	9,775	0	0	0	0	9,775
Construction & land development	954	0	3,661	0	3,314	7,929
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$21,956	$891	$3,661	$23,956	$14,652	$65,116

	Collateral Dependent Loans and Leases
	At December 31, 2022
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$46	$22	$0	$15,718	$9,635	$25,421
Nonowner-occupied	3,245	0	0	2,784	7,619	13,649
Other commercial	0	5,444	0	0	140	5,584
Residential real estate	11,858	0	0	0	0	11,858
Construction & land development	14	0	1,312	0	738	2,063
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,163	$5,466	$1,312	$18,502	$18,132	$58,575

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
For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000,000 or greater) and classified (substandard-rated and worse in the amount of $500,000 and greater) loans is completed once per quarter. Review of notes with committed exposure of $3,000,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.
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
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:

Commercial Real Estate – Owner-occupied
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$132,376	$316,117	$246,635	$248,861	$109,182	$465,223	$29,619	$0	$1,548,013
Special Mention	0	0	0	0	2,460	15,423	125	0	18,008
Substandard	0	1,734	274	475	436	28,469	449	129	31,966
Doubtful	0	0	0	0	0	244	0	0	244

Total	$132,376	$317,851	$246,909	$249,336	$112,078	$509,359	$30,193	$129	$1,598,231

Commercial Real Estate – Owner-occupied
								Revolving loans converted to term loans
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis		Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Current-period charge-offs	0	0	0	0	0	(855)	0	0	(855)
Current-period recoveries	0	13	0	0	0	174	0	0	187

Current-period net recoveries (charge-offs)	$0	$13	$0	$0	$0	$(681)	$0	$0	$(668)

							Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
(In thousands)	Term Loans Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Internal Risk Grade:
Pass	$339,765	$276,667	$284,091	$122,582	$112,126	$504,485	$32,465	$350	$1,672,531
Special Mention	0	0	0	496	1,158	5,358	920	0	7,932
Substandard	143	936	522	417	642	41,301	0	233	44,194
Doubtful	0	0	0	0	0	270	0	0	270

Total	$339,908	$277,603	$284,613	$123,495	$113,926	$551,414	$33,385	$583	$1,724,927

Current-period charge-offs	0	0	0	0	0	(68)	0	0	(68)
Current-period recoveries	0	0	0	0	0	489	0	0	489

Current-period net recoveries	$0	$0	$0	$0	$0	$421	$0	$0	$421

Commercial Real Estate – Nonowner-occupied
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$455,399	$1,428,880	$1,587,315	$717,189	$695,492	$1,335,526	$228,743	$106	$6,448,650
Special Mention	0	4,614	2,381	25,437	43,017	104,997	30,651	0	211,097
Substandard	0	0	4,020	4,736	3,493	46,347	0	0	58,596
Doubtful	0	0	0	0	0	0	0	0	0

Total	$455,399	$1,433,494	$1,593,716	$747,362	$742,002	$1,486,870	$259,394	$106	$6,718,343

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,233	0	0	1,233

Current-period net recoveries	$0	$0	$0	$0	$0	$1,209	$0	$0	$1,209

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans and leases converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,415,465	$1,399,023	$739,474	$687,755	$341,367	$1,297,076	$183,779	$135	$6,064,074
Special Mention	557	2,401	6,852	84,781	980	23,137	0	0	118,708
Substandard	0	0	673	34,079	17,180	51,897	363	0	104,192
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,416,022	$1,401,424	$746,999	$806,615	$359,527	$1,372,110	$184,142	$135	$6,286,974

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	234	0	0	234

Current-period net recoveries	$0	$0	$0	$0	$0	$234	$0	$0	$234

Other commercial
							Revolving loans	Revolving
	Term Loans and leases Origination Year						and leases	loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$593,153	$596,258	$477,457	$197,173	$187,560	$447,430	$988,809	$13	$3,487,853
Special Mention	221	4,798	542	1,775	1,611	2,093	16,901	15	27,956
Substandard	1,059	16,248	306	792	660	11,923	25,597	0	56,585
Doubtful	0	0	0	0	0	46	0	0	46

Total	$594,433	$617,304	$478,305	$199,740	$189,831	$461,492	$1,031,307	$28	$3,572,440

Current-period charge-offs	(88)	(163)	(233)	0	(661)	(567)	(217)	(78)	(2,007)
Current-period recoveries	0	0	0	0	25	1,699	5	0	1,729

Current-period net (charge- offs) recoveries	$(88)	$(163)	$(233)	$0	$(636)	$1,132	$(212)	$(78)	$(278)

								Revolving loans and leases
	Term Loans and leases Origination Year						Revolving loans and leases
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$749,919	$581,588	$398,682	$230,209	$75,577	$426,406	$1,033,459	$1,596	$3,497,436
Special Mention	14,244	3,652	331	2,115	936	2,799	35,997	38	60,112
Substandard	4,023	432	29	871	5,603	6,182	37,778	42	54,960
Doubtful	0	0	0	0	0	60	0	0	60

Total	$768,186	$585,672	$399,042	$233,195	$82,116	$435,447	$1,107,234	$1,676	$3,612,568

Current-period charge-offs	0	(364)	(202)	(211)	(2,490)	(1,041)	0	0	(4,308)
Current-period recoveries	0	0	84	17	705	4,561	0	0	5,367

Current-period net (charge- offs) recoveries	$0	$(364)	$(118)	$(194)	$(1,785)	$3,520	$0	$0	$1,059

Residential Real Estate
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$783,866	$1,618,774	$850,760	$443,514	$262,524	$863,186	$423,302	$2,568	$5,248,494
Special Mention	0	0	0	0	65	3,561	1,710	0	5,336
Substandard	51	75	386	258	599	14,827	1,121	89	17,406
Doubtful	0	0	0	0	0	0	0	0	0

Total	$783,917	$1,618,849	$851,146	$443,772	$263,188	$881,574	$426,133	$2,657	$5,271,236

Current-period charge-offs	0	0	0	0	(785)	0	0	0	(785)
Current-period recoveries	0	0	8	0	688	1	0	0	697

Current-period net recoveries (charge-offs)	$0	$0	$8	$0	$(97)	$1	$0	$0	$(88)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$1,525,762	$847,177	$492,628	$291,334	$245,158	$791,366	$439,800	$2,683	$4,635,908
Special Mention	0	0	0	0	11	4,418	1,888	0	6,317
Substandard	0	1,448	68	445	866	17,001	858	0	20,686
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,525,762	$848,625	$492,696	$291,779	$246,035	$812,785	$442,546	$2,683	$4,662,911

Current-period charge-offs	0	(809)	0	0	(284)	(453)	0	0	(1,546)
Current-period recoveries	0	1	0	0	16	1,483	7	0	1,507

Current-period net (charge- offs) recoveries	$0	$(808)	$0	$0	$(268)	$1,030	$7	$0	$(39)

Construction and Land Development
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$628,047	$1,308,793	$827,138	$53,004	$16,062	$60,920	$239,390	$0	$3,133,354
Special Mention	0	2,902	0	62	3,386	258	0	0	6,608
Substandard	0	1,091	2,490	2,470	0	2,232	0	0	8,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,047	$1,312,786	$829,628	$55,536	$19,448	$63,410	$239,390	$0	$3,148,245

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

							Revolving loans	Revolving loans
	Term Loans Origination Year
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$806,442	$1,109,601	$389,751	$133,711	$117,934	$109,320	$252,604	$0	$2,919,363
Special Mention	0	0	65	3,421	0	1,447	0	0	4,933
Substandard	0	219	0	13	0	2,443	0	0	2,675
Doubtful	0	0	0	0	0	0	0	0	0

Total	$806,442	$1,109,820	$389,816	$137,145	$117,934	$113,210	$252,604	$0	$2,926,971

Current-period charge-offs	0	0	0	0	0	(2)	0	0	(2)
Current-period recoveries	0	0	0	0	0	1,414	0	0	1,414

Current-period net recoveries	$0	$0	$0	$0	$0	$1,412	$0	$0	$1,412

Bankcard
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,690	$0	$9,690
Substandard	0	0	0	0	0	0	145	0	145
Doubtful	0	0	0	0	0	0	127	0	127
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,962	$0	$9,962

Current-period charge-offs	0	0	0	0	0	0	(263)	0	(263)
Current-period recoveries	0	0	0	0	0	0	28	0	28

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(235)	$0	$(235)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,101	$0	$9,101
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	109	0	109
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,273	$0	$9,273

Current-period charge-offs	0	0	0	0	0	0	(355)	0	(355)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(346)	$0	$(346)

Other Consumer
								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$192,184	$428,295	$205,015	$102,300	$62,861	$18,876	$2,638	$0	$1,012,169
Special Mention	674	16,031	12,220	4,454	2,050	977	46	0	36,452
Substandard	0	3,010	2,207	647	126	96	21	0	6,107
Doubtful	0	0	0	0	0	0	0	0	0

Total	$192,858	$447,336	$219,442	$107,401	$65,037	$19,949	$2,705	$0	$1,054,728

Current-period charge-offs	(9)	(3,205)	(2,699)	(933)	(319)	(191)	0	0	(7,356)
Current-period recoveries	0	219	125	54	54	235	0	0	687

Current-period net (charge- offs) recoveries	$(9)	$(2,986)	$(2,574)	$(879)	$(265)	$44	$0	$0	$(6,669)

								Revolving
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	loans converted to
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$626,666	$319,719	$176,423	$128,176	$55,147	$9,202	$2,644	$0	$1,317,977
Special Mention	9,891	13,449	5,769	3,075	1,295	464	50	0	33,993
Substandard	1,144	2,214	927	167	89	28	0	0	4,569
Doubtful	0	0	0	0	0	0	0	0	0

Total	$637,701	$335,382	$183,119	$131,418	$56,531	$9,694	$2,694	$0	$1,356,539

Current-period charge-offs	(394)	(1,435)	(851)	(331)	(162)	(198)	0	0	(3,371)
Current-period recoveries	12	102	61	87	60	207	0	0	529

Current-period net (charge- offs) recoveries	$(382)	$(1,333)	$(790)	$(244)	$(102)	$9	$0	$0	$(2,842)

N
OTE E—ALLOWANCE FOR CREDIT LOSSES
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $88,963,000 and $70,332,000 at December 31, 2023 and December 31, 2022, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of December 31, 2023 and December 31, 2022:

	Accrued Interest Receivable
(In thousands)	At December 31, 2023	At December 31, 2022
Commercial Real Estate:
Owner-occupied	$4,751	$4,855
Nonowner-occupied	27,507	19,801
Other Commercial	14,562	10,904
Residential Real Estate	20,718	16,117
Construction	18,504	15,195
Consumer:
Bankcard	0	0
Other consumer	2,921	3,460

Total	$88,963	$70,332

The following table represents the accrued interest receivables written off by reversing interest income for the year ended December 31, 2023 and December 31, 2022:

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2023	2022
Commercial Real Estate:
Owner-occupied	$31	$20
Nonowner-occupied	85	4
Other Commercial	39	77
Residential Real Estate	214	105
Construction	285	0

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2023	2022
Consumer:
Bankcard	0	0
Other consumer	371	304

Total	$1,025	$510

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $44,706,000 and $46,189,000 at December 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
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
United’s allowance for loan and lease losses at December 31, 2023 increased $24,491,000 or 10.43% from December 31, 2022. The overall increase in the allowance was driven primarily by increases in outstanding loan balances and in allocations established for individually assessed loans as well as the impact of changes in the reasonable and supportable forecasts of future macroeconomic conditions.
The year of 2023 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, interest rates, the potential impact of the geopolitical situation, the banking regulatory environment and a potential government shutdown when making determinations related to factor adjustments, such as changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; concentrations of credit and external factors.

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

➢
The forecast for real GDP shifted slightly in the fourth quarter, from a projection of 1.50% for 2024 as of mid-September
2023 to 1.40% for 2024 as of
mid-December
with projection of 1.80% for 2025. The unemployment rate forecast for 2024 and 2025 remained the same at 4.10%.

➢
Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions and in the commercial other and construction portfolios due to weakened economic conditions.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2023
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(855)	(24)	(2,007)	(785)	(14)	(263)	(7,356)	(11,304)
Recoveries	187	1,233	1,729	697	80	28	687	4,641
Provision	(1,382)	18,183	(4,421)	5,028	11,457	484	1,805	31,154

Ending balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2022
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$14,443	$42,156	$78,432	$26,404	$39,395	$317	$14,869	$216,016
Charge-offs	(68)	0	(4,308)	(1,546)	(2)	(355)	(3,371)	(9,650)
Recoveries	489	234	5,367	1,507	1,414	9	529	9,549
Provision	(919)	(3,847)	215	9,862	7,583	590	5,347	18,831

Ending balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Balance of allowance for loan and lease losses at beginning of period	$234,746	$216,016	$235,830
Initial allowance for acquired PCD loans	0	0	12,629
Gross charge-offs	(11,304)	(9,650)	(19,297)
Recoveries	4,641	9,549	10,578

Net charge-offs	(6,663)	(101)	(8,719)
Provision for loan and lease losses	31,154	18,831	(23,724)

Balance of allowance for loan and lease losses at end of period	$259,237	$234,746	$216,016
Reserve for lending-related commitments	44,706	46,189	31,442

Balance of allowance for credit losses at end of period	$303,943	$280,935	$247,458

NOTE F—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2023	2022
Land	$62,506	$63,594
Buildings and improvements	204,841	204,255
Leasehold improvements	42,752	42,309
Furniture, fixtures and equipment	118,514	113,900

	428,613	424,058
Less allowance for depreciation and amortization	(238,093)	(224,897)

Bank premises and equipment	$190,520	$199,161

Depreciation expense was $17,191,000, $18,237,000, and $16,583,000 for years ending December 31, 2023, 2022 and 2021, respectively, while amortization expense was $310,000, $343,000 and $331,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE
G—LEASES
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
The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2023	December 31, 2022
Operating lease cost	Net occupancy expense	$21,280	$20,987
Sublease income	Net occupancy expense	(244)	(328)

Net lease cost		$21,036	$20,659

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$86,986	$71,144
Operating lease liabilities	Operating lease liabilities	$92,885	$75,749
Other information related to leases was as follows:

December 31, 2023
Weighted-average remaining lease term:
Operating leases	7.95 years
Weighted-average discount rate:
Operating leases	3.20%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,581	$21,240
ROU assets obtained in the exchange for lease liabilities	33,403	9,184

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2023, consists of the following:

Year	Amount
(Dollars in thousands)
2024	$17,921
2025	15,099
2026	13,725
2027	11,932
2028	9,944
Thereafter	38,290

Total lease payments	106,911
Less: imputed interest	(14,026)

Total	$92,885

NOTE H—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2023
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($92,660)	$0	$0	$105,165	($92,660)

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

	December 31, 2022
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($87,544)	$0	$0	$105,165	($87,544)

Non-amortized intangible assets:
George Mason trade name	$0		$1,080		$1,080
Crescent trade name	0		196		196

Total	$0		$1,276		$1,276

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2023:

Year	Amount
(Dollars in thousands)
2024	$3,639
2025	3,282
2026	2,758
2027	1,152
2028	560
2029 and thereafter	1,114
NOTE I—MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
The unpaid principal balances of loans serviced for others were approximately $1,202,448,000 and $3,381,485,000 at December 31, 2023 and 2022, respectively.
The estimated fair value of the mortgage servicing rights was $13,427,000 and $41,880,000 at December 31, 2023 and December 31, 2022, respectively. The estimated fair value of servicing rights at December 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.82% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 7.84% to 10.25% with a weighted average prepayment rate of 9.43%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.29%. The estimated fair value of servicing rights at December 31, 2022 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.74% with a weighted average discount rate of 10.62%, average constant prepayment rates (“CPR”) ranging from 5.66% to 7.62% with a weighted average prepayment rate of 6.30%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.19%. Please refer to Note V in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the year ended December 31, 2023 and 2022:

(In thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
MSRs beginning balance	$21,022	$24,027
Amount sold	(15,001)	0
Amount capitalized	715	1,417
Amount amortized	(2,182)	(4,422)

MSRs ending balance	$4,554	$21,022

MSRs valuation allowance beginning balance	$0	$(883)
Aggregate additions charged and recoveries credited to operations	0	883
MSRs impairment	0	0

MSRs valuation allowance ending balance	$0	$0

MSRs, net of valuation allowance	$4,554	$21,022

In determining impairment, the Company aggregates all servicing rights and stratifies them into tranches based on predominant risk characteristics. The estimated amortization expense is based on current information regarding future loan payments and prepayments. Amortization expense could change in future periods based on changes in the volume of prepayments and economic factors.

NOTE J—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(In thousands)	2023	2022
Noninterest-bearing accounts	$6,149,080	$7,199,678
Interest-bearing transaction accounts	5,648,135	5,116,966
Regular savings	1,345,258	1,678,302
Interest-bearing money market accounts	6,349,453	6,299,404
Time deposits under $100,000	1,066,092	843,950
Time deposits over $100,000	2,261,301	1,164,866

Total deposits	$22,819,319	$22,303,166

Included in time deposits over $
100,000
at December 31, 2023 and 2022 were time deposits of $
250,000
or more of $842,118,000 and $454,477,000, respectively. Interest paid on deposits approximated $377,008,000, $77,271,000, and $43,562,000 in 2023, 2022 and 2021, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $47,857,000 and $36,476,000 at December 31, 2023 and 2022, respectively.
NOTE K—SHORT-TERM BORROWINGS
At December 31, 2023 and 2022, short-term borrowings were as follows:

	December 31
(In thousands)	2023	2022
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	196,095	160,698

Total short-term borrowings	$196,095	$160,698

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
At December 31, 2023, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2023, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $6,390,000, $1,747,000, and $693,000 in 2023, 2022 and 2021, respectively.
NOTE L—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2023, the total carrying value of loans pledged as collateral for FHLB advances approximated $6,658,751,000. United had an unused borrowing amount as of December 31, 2023 of approximately $6,737,314,000 available subject to delivery of collateral after certain trigger points.

Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2023 and 2022, FHLB advances and the related weighted-average interest rates were as follows:

	2023			2022
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$1,510,487	5.43%	3.75%	$1,910,775	4.18%	3.19%
No overnight funds were included in the $1,510,487,000 and $1,910,775,000 above at December 31, 2023 and 2022, respectively. At December 31, 2023, FHLB advances of $1,500,000,000 mature in 2024 while $10,487,000 mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow

hedges outstanding at
year-end
2023 and 2022 to manage interest rate risk on its long-term debt. Additional information is provided in Note R, Notes to Consolidated Financial Statements.
At December 31, 2023, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $10,000,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Carolina Financial Corporation acquisition. During the first quarter of 2023, United redeemed these fixed-to-floating
rate subordinated notes. At December 31, 2023 and 2022, the outstanding balance of the Debentures was $278,616,000 and $276,989,000, respectively, and was included the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate (1)	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month CME Term SOFR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month CME Term SOFR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month CME Term SOFR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month CME Term SOFR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month CME Term SOFR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month CME Term SOFR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month CME Term SOFR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month CME Term SOFR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month CME Term SOFR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month CME Term SOFR + 1.65%	July 7, 2036
VCBI Capital Trust II	December 19, 2002	$15,000	6-month CME Term SOFR + 3.30%	December 19, 2032
VCBI Capital Trust III	December 20, 2005	$25,000	3-month CME Term SOFR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month CME Term SOFR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month CME Term SOFR + 2.10%	March 15, 2035

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate (1)	Maturity Date
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month CME Term SOFR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month CME Term SOFR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month CME Term SOFR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month CME Term SOFR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month CME Term SOFR + 3.00%	December 12, 2033

(1)	The 3-month CME Term SOFR rates have a spread adjustment of 0.26161% and the 6-month CME Term SOFR rate has a spread adjustment of 0.42826%.
At December 31, 2023 and 2022, the Debentures and their related weighted-average interest rates were as follows:

	2023		2022
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	8.49%	$20,619	7.59%
United Statutory Trust IV	25,774	8.50%	25,774	7.27%
United Statutory Trust V	51,547	7.21%	51,547	5.29%
United Statutory Trust VI	30,928	6.95%	30,928	6.07%
Premier Statutory Trust II	6,186	8.76%	6,186	7.18%
Premier Statutory Trust III	8,248	7.39%	8,248	6.51%
Premier Statutory Trust IV	14,433	7.17%	14,433	6.28%
Premier Statutory Trust V	10,310	7.25%	10,310	6.37%
Centra Statutory Trust I	10,000	7.92%	10,000	7.04%
Centra Statutory Trust II	10,000	7.31%	10,000	5.73%
Virginia Commerce Trust II	13,397	8.88%	13,166	8.45%
Virginia Commerce Trust III	19,373	7.06%	18,847	6.11%
Cardinal Statutory Trust I	16,414	8.05%	16,017	7.17%
UFBC Capital Trust I	3,971	7.75%	3,866	6.87%
Carolina Financial Capital Trust I	5,034	9.00%	5,022	8.00%
Carolina Financial Capital Trust II	9,572	8.71%	9,498	7.13%
Greer Capital Trust I	5,341	7.86%	5,256	6.39%
Greer Capital Trust II	4,184	7.38%	4,087	6.15%
First South Preferred Trust I	9,513	8.54%	9,432	7.68%
BOE Statutory Trust I	3,772	8.59%	3,753	7.75%

Total	$278,616	7.75%	$276,989	6.60%

At December 31, 2023, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(Dollars in thousands)
2024	$1,498,390
2025	10,487
2026	0
2027	0
2028	0
2029 and thereafter	280,226

Total	$1,789,103

Interest paid on long-term borrowings approximated $84,775,000, $19,143,000, and $10,336,000 in 2023, 2022 and 2021, respectively.

NOTE M—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2023	2022	2021
Legal, consulting & other professional services	$25,604	$24,403	$17,616
Franchise & other taxes not on income	16,202	13,537	12,412
Expense for reserve on lending-related commitments	(1,483)	14,747	12,034
Automated Teller Machine (“ATM”) expenses	10,914	10,250	10,519
NOTE N—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Current expense:
Federal	$84,441	$86,799	$76,574
State	15,972	16,244	14,516
Deferred expense:
Federal	(2,053)	(6,016)	2,742
State	(868)	(871)	1,283

Total income taxes	$97,492	$96,156	$95,115

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$97,399	21.0%	$99,914	21.0%	$97,199	21.0%
Plus: State income taxes net of federal tax benefits	11,847	2.6	12,431	2.6	11,520	2.5

	109,246	23.6	112,345	23.6	108,719	23.5
Increase (decrease) resulting from:
Tax-exempt interest income	(2,974)	(0.6)	(3,477)	(0.7)	(3,303)	(0.7)
Tax credits	(15,196)	(3.3)	(14,326)	(3.0)	(11,893)	(2.6)
Other items-net	6,416	1.3	1,614	0.3	1,592	0.4

Income taxes	$97,492	21.0%	$96,156	20.2%	$95,115	20.6%

For year ended 2023, United incurred a federal income tax benefit of $1,608,000 as compared to federal income expense of $287,000, and $587,000 for the years ended 2022 and 2021, respectively, applicable to the sales and calls of securities. Income taxes paid approximated $106,083,000, $93,680,000, and $101,227,000 in 2023, 2022 and 2021, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2023, United had no federal or state net operating loss carryforwards.
Taxes not on income, which consists mainly of business franchise taxes, were $16,202,000, $13,537,000, and $12,412,000, for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.

Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$70,818	$65,453
Accrued benefits payable	18,287	17,333
Other accrued liabilities	2,857	655
Unrealized loss on securities available for sale	84,683	109,185
Other real estate owned	512	531
Lease liabilities under operating leases	21,642	17,650
Deferred mortgage points	2,081	4,094

Total deferred tax assets	200,880	214,901

Deferred tax liabilities:
Premises and equipment	8,789	6,707
Right-of-use assets under operating leases	20,267	16,576
Pension plan accruals	7,251	5,858
Derivatives	12,137	16,104
Purchase accounting intangibles	5,940	5,241
Other	1,497	365

Total deferred tax liabilities	55,881	50,851

Net deferred tax assets	$144,999	$164,050

At December 31, 2023 and 2022, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2023	2022
Unrecognized tax benefits at beginning of year	$2,521	$1,667
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	242	1,423
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(164)	(569)

Unrecognized tax benefits at end of year	$2,599	$2,521

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits, if any, it may recognize over the next 12 months.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020, 2021 and 2022 and certain State Taxing authorities for the years ended December 31, 2020 through 2022.
As of December 31, 2023, and 2022, the total amount of accrued interest related to uncertain tax positions was $747,000 and $525,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2023, 2022 and 2021.
NOTE
O--EMPLOYEE
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
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Service cost	$1,440	$2,669	$2,936
Interest cost	7,134	4,988	4,241
Expected return on plan assets	(11,762)	(12,942)	(11,874)
Recognized net actuarial loss	3,347	3,645	6,770

Net periodic pension cost (income)	$159	$(1,640)	$2,073

Weighted-Average Assumptions:
Discount rate	5.26%	3.08%	2.81%
Expected return on assets	7.25%	6.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Net actuarial gain	$(2,635)	$(2,195)	$(14,286)
Amortization of actuarial loss	(3,347)	(3,645)	(6,770)

Total recognized in other comprehensive income	$(5,982)	$(5,840)	$(21,056)

Included in accumulated other comprehensive income at December 31, 2023 are unrecognized actuarial losses of $32,548,000 ($20,817,000 net of tax) that have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2023 and 2022 and the accumulated benefit obligation at December 31, 2023 and 2022 are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$140,609	$192,973
Service Cost	1,440	2,669
Interest Cost	7,134	4,988
Actuarial Loss (Gain)	4,918	(46,617)
Lump Sum Window Payments /Annuity Purchase Payments	(4,546)	(7,312)
Benefits Paid	(6,249)	(6,092)

Projected Benefit Obligation at the End of the Year	$143,306	$140,609
Accumulated Benefit Obligation at the End of the Year	$131,758	$129,927

	December 31,
(Dollars in thousands)	2023	2022
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$165,320	$210,204
Actual Return on Plan Assets	19,315	(31,480)
Lump Sum Window Payments /Annuity Purchase Payments	(4,546)	(7,312)
Benefits Paid	(6,249)	(6,092)

Fair Value of Plan Assets at End of Year	$173,840	$165,320
Net Amount Recognized
Funded Status	$30,534	$24,710
Unrecognized Actuarial Net Loss	32,548	38,530

Net Amount Recognized	$63,082	$63,240

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.07%	5.25%
Rate of compensation Increase (prior to age 40)	5.00%	5.00%
Rate of compensation Increase (ages 40-54)	4.00%	4.00%
Rate of compensation Increase (otherwise)	3.50%	3.50%
Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2024	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2023	December 31, 2022
Equity Securities	47%	20-70%	56%	66%
Fixed Income Securities	43%	20-50%	41%	32%
Other	10%	0-25%	3%	2%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,974,000 (4%) at December 31, 2023 and 4,285,000 (4%) at December 31, 2022
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
At December 31, 2023, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(Dollars in thousands)
2024	$6,716
2025	7,122
2026	7,534
2027	7,957
2028	8,407
2029 through 2033	46,050

United did not contribute to the plan in 2023, 2022 or in 2021 as no contributions were required by funding regulations or law. For 2024, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2024, the amount of which cannot be reasonably estimated at this time.
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
Mutual Funds:
Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1).
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2023 and 2022:

		Fair Value Measurements at December 31, 2023 Using
(In thousands) Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$4,565	$4,565	$0	$0

Fixed Income Debt Securities:
U.S. Government and agencies	20,052	20,052	0	0
Mortgage backed securities	7,440	7,440	0	0
Municipal obligations	1,551	1,551	0	0
Corporate bonds	8,030	8,030	0	0

Fixed Income Mutual Funds:
General	34,083	34,083	0	0

Equity Securities:
Common stock	23,868	23,868	0	0

Equity Mutual Funds:
Domestic equity large cap	29,894	29,894	0	0
Domestic equity small cap	13,256	13,256	0	0
Alternative equity	15,376	15,376
International emerging equity	3,990	3,990	0	0
International equity developed	11,735	11,735	0	0

Total	$173,840	$173,840	$0	$0

		Fair Value Measurements at December 31, 2022 Using
(In thousands) Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$3,384	$3,384	$0	$0

Fixed Income Debt Securities:
U.S. Government and agencies	3,882	3,882	0	0

Fixed Income Mutual Funds:
General	49,107	49,107	0	0

Equity Securities:
Common stock	28,765	28,765	0	0

Equity Mutual Funds:
Global equity	1,953	1,953	0	0
Domestic equity large cap	35,738	35,738	0	0
Domestic equity small cap	15,750	15,750	0	0
Alternative equity	8,277	8,277
International emerging equity	4,925	4,925	0	0
International equity developed	13,539	13,539	0	0

Total	$165,320	$165,320	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock, subject to certain imposed limitations. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $7,590,000, $8,242,000, and $7,984,000 in 2023, 2022 and 2021, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2023 and 2022, the combined plan assets included 1,828,171 and 1,662,179 shares, respectively, of United common stock with an approximate fair value of $68,648,000 and $67,302,000, respectively. Dividends paid on United common stock held by the plans approximated $2,468,000, $2,340,000, and $2,060,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
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
During the year of 2023, a total of 150,732 shares of restricted stock and 177,368 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified
stock options were granted under the 2020 LTI Plan during the year of 2023. Compensation expense of $12,463,000, $9,881,000, and $8,018,000 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the years 2023, 2022 and 2021, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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
A summary of activity under the United’s stock option plans as of December 31, 2023, and the changes during the year of 2023 are presented below:

	Year ended December 31, 2023
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2023	1,501,212			$34.64
Exercised	(75,361)			26.88
Forfeited or expired	(88,469)			28.74

Outstanding at December 31, 2023	1,337,382	$4,785	3.8	$35.47

Exercisable at December 31, 2023	1,280,856	$4,500	3.7	$35.60

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	170,892	$ 6.16
Vested	(114,053)	6.41
Forfeited or expired	(313)	5.65

Nonvested at December 31, 2023	56,526	$ 5.65

As of December 31, 2023, the total unrecognized compensation cost related to nonvested option awards was $52,000 with a weighted-average expense recognition period of 0.2 years. The total fair value of awards vested during the year ended December 31, 2023, was $731,000.
Cash received from options exercised under the Plans for the years ended December 31, 2023, 2022 and 2021 was $1,750,000, $10,295,000, and $5,206,000, respectively. During 2023 and 2022, 75,361 and 484,682 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2023 and 2022 were issued from authorized and unissued stock. No options were granted in 2023 and 2022. The weighted-average grant-date fair value of options granted in the year of 2021 was $5.83. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2023, 2022, and 2021 was $947,000, $6,325,000, and $2,337,000, respectively.

ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $128,000, $1,040,000, and $303,000 from excess tax benefits related to share-based compensation arrangements for the year of 2023, 2022 and 2021, respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2023, the total unrecognized compensation cost related to nonvested restricted stock awards was $6,606,000 with a weighted-average expense recognition period of 0.7 years.
The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	373,220	$ 35.43
Granted	150,732	40.98
Vested	(181,725)	35.63
Forfeited	(8,295)	38.53

Outstanding at December 31, 2023	333,932	$ 37.75

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
The following table summarizes the status of United’s nonvested RSUs during the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2023	266,159	$ 35.45
Granted	177,368	40.40
Vested	(37,912)	36.64
Forfeited or expired	(42,113)	37.19

Nonvested at December 31, 2023	363,502	$ 37.53

As of December 31, 2023, the total unrecognized compensation cost related to nonvested restricted stock units was $6,876,000 with a weighted-average expense recognition period of 1.1 years.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,851,890,000 and $7,250,155,000 of loan commitments outstanding as of December 31, 2023 and December 31, 2022, respectively, approximately 39% of which contractually expire within one year. Excluded in the December 31, 2023 and December 31, 2022 amounts above are commitments to extend credit of $416,095,000 and $719,841,000, respectively, related to mortgage loan funding commitments of United’s mortgage banking segment and are of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2023 and December 31, 2022, United had $16,233,000 and $16,389,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $147,705,000 and $147,511,000 as of December 31, 2023 and December 31, 2022, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
United’s mortgage banking segment provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s mortgage banking segment reserve was immaterial as of December 31, 2023 and December 31, 2022.
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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of December 31, 2023, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $18,905,000 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following December 31, 2023 related to the cash flow hedges. As of December 31, 2023, the maximum length of time over which forecasted transactions are hedged is six years.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market
and settled daily based on the prior day value, rather than
collateralized-to-market.
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000,000 for asset derivatives as of December 31, 2023. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2023 and December 31, 2022.

	Asset Derivatives
	December 31, 2023			December 31, 2022
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$12,032	$611	Other assets	$55,073	$4,038

Total Fair Value Hedges		$12,032	$611		$55,073	$4,038
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$512,032	$611		$555,073	$4,038

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$3,880	$93	Other assets	$15,475	$220
TBA mortgage-backed securities	Other assets	0	0	Other assets	22,649	146
Interest rate lock commitments	Other assets	99,278	1,144	Other assets	73,412	1,146

Total derivatives not designated as hedging instruments		$103,158	$1,237		$111,536	$1,512

Total asset derivatives		$615,190	$1,848		$666,609	$5,550

	Liability Derivatives
	December 31, 2023			December 31, 2022
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other liabilities	$0	$0	Other liabilities	$0	$0
TBA mortgage-backed securities	Other liabilities	77,115	678	Other liabilities	63,000	213
Interest rate lock commitments	Other liabilities	0	0	Other liabilities	48,949	348

Total derivatives not designated as hedging instruments		$77,115	$678		$111,949	$561

Total liability derivatives		$77,115	$678		$111,949	$561

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2023 and December 31, 2022.

		December 31, 2023
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$12,032	$(632)	$0

		December 31, 2022
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$55,770	$(3,069)	$0
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
The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2023	December 31, 2022	December 31, 2021
Derivatives in hedging relationships Cash Flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings (1)	$23,574	$5,782	$(1,354)
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$117	$(177)	$(1,744)

Total derivatives in hedging relationships		$23,691	$5,605	$(3,098)

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(127)	(174)	(1,187)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(611)	276	5,932
Interest rate lock commitments	Income from Mortgage Banking Activities	(240)	(8,373)	(22,219)

Total derivatives not designated as hedging instruments		$(978)	$(8,271)	$(17,474)

Total derivatives		$22,713	$(2,666)	$(20,572)

(1)	Decreases or increases in interest expense are expressed as positive or negative amounts, respectively, based on their impact to net income.
For the years ended December 31, 2023, 2022 and 2021, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but were not significant to United’s Consolidated Statements of Income.

NOTE
S--COMPREHENSIVE
INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2023	2022	2021
Net Income	$366,313	$379,627	$367,738
Available for sale (“AFS”) securities:
Change in net unrealized gains (losses) on AFS securities arising during the period	98,627	(481,007)	(72,257)
Related income tax effect	(22,980)	112,075	16,836
Net reclassification adjustment for losses (gains) included in net income	7,659	(2)	(1,552)
Related income tax effect	(1,785)	0	362

	81,521	(368,934)	(56,611)

Net effect of AFS securities on other comprehensive income	81,521	(368,934)	(56,611)
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	6,548	53,572	15,597
Related income tax effect	(1,526)	(12,482)	(3,634)
Net reclassification adjustment for (gains) losses included in net income	(23,574)	(5,782)	1,354
Related income tax effect	5,493	1,347	(316)

Net effect of cash flow hedge derivatives on other comprehensive income	(13,059)	36,655	13,001
Defined benefit pension plan:
Net actuarial gain during the period	2,635	2,195	14,286
Related income tax expense	(613)	(512)	(483)
Amortization of net actuarial loss recognized in net income	3,347	3,645	6,770
Related income tax effect	(780)	(893)	(4,221)

Net effect of change in defined benefit pension plan on other comprehensive income	4,589	4,435	16,352

Total change in other comprehensive income, net of tax	73,051	(327,844)	(27,258)

Total Comprehensive Income	$439,364	$51,783	$340,480

The components of accumulated other comprehensive income for the year ended December 31, 2023 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Year Ended December 31, 2023
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2023	$(360,340)	$53,014	$(25,406)	$(332,732)
Other comprehensive income before reclassification	75,647	5,022	0	80,669
Amounts reclassified from accumulated other comprehensive income	5,874	(18,081)	4,589	(7,618)

Net current-period other comprehensive income (loss), net of tax	81,521	(13,059)	4,589	73,051

Balance at December 31, 2023	$(278,819)	$39,955	$(20,817)	$(259,681)

(a) All amounts are
net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2023
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$7,659	Net investment securities gains

	7,659	Total before tax
Related income tax effect	(1,785)	Tax expense

	5,874	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(23,574)	Interest expense

	(23,574)	Total before tax
Related income tax effect	5,493	Tax expense

	(18,081)	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2023
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Pension plan:
Recognized net actuarial gain	2,635	(a)
Amortization of net actuarial loss	3,347	(b)

	5,982		Total before tax
Related income tax effect	(1,393)		Tax expense

	4,589		Net of tax

Total reclassifications for the period	$(7,618)

(a) This AOCI component is included in the computation of changes in plan assets (see Note O, Employee Benefit Plans)
(b) This AOCI component is included in the computation of net periodic pension cost (see Note O, Employee Benefit Plans)
NOTE
T--UNITED
BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2023	2022
Assets
Cash and due from banks	$238,256	$253,411
Securities available for sale	5,846	6,184
Securities held to maturity	20	20
Equity securities	3,735	2,490
Other investment securities	20,704	19,179
Investment in subsidiaries:
Bank subsidiaries	4,818,320	4,575,098
Nonbank subsidiaries	54,556	43,349
Goodwill	(16,715)	(16,715)
Other assets	28,315	24,993

Total Assets	$5,153,037	$4,908,009

Liabilities and Shareholders’ Equity
Subordinated notes	$0	$9,892
Junior subordinated debentures of subsidiary trusts	278,617	276,989
Accrued expenses and other liabilities	103,180	104,935
Shareholders’ equity (including other accumulated comprehensive losses of $259,681 and $332,732 at December 31, 2023 and 2022, respectively)	4,771,240	4,516,193

Total Liabilities and Shareholders’ Equity	$5,153,037	$4,908,009

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2023	2022	2021
Income
Dividends from banking subsidiaries	$217,000	$272,500	$287,500
Net interest income	970	446	335
Management fees:
Bank subsidiaries	43,852	35,931	39,678
Nonbank subsidiaries	27	27	27
Other income	2,167	3,053	3,418

Total Income	264,016	311,957	330,958

Expenses
Operating expenses	67,968	50,242	47,273

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	196,048	261,715	283,685
Applicable income tax benefit	(4,521)	(2,196)	(779)

Income Before Equity in Undistributed Net
Income of Subsidiaries	200,569	263,911	284,464

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2023	2022	2021
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	170,997	117,594	83,507
Nonbank subsidiaries	(5,253)	(1,878)	(233)

Net Income	$366,313	$379,627	$367,738

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2023	2022	2021
Operating Activities
Net income	$366,313	$379,627	$367,738
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(165,744)	(115,716)	(83,274)
Amortization of net periodic pension costs	204	220	203
Stock-based compensation	12,463	9,881	8,018
Excess tax benefits from stock-based compensation arrangements	128	1,040	303
Net change in other assets and liabilities	(5,420)	(6,118)	2,519

Net Cash Provided by Operating Activities	207,944	268,934	295,507

Investing Activities
Net proceeds from (purchases) sales of debt securities	338	(426)	1,449
Net (purchases) proceeds from sales of equity securities	(1,303)	4,186	(1,016)
Net cash received in acquisition of subsidiary	0	0	1,072
Increase in investment in subsidiaries	(16,000)	(13,000)	(3,500)
Change in other investment securities	(1,525)	(6,144)	(2,310)

Net Cash Used in Investing Activities	(18,490)	(15,384)	(4,305)

Financing Activities
Repayment of subordinated notes	(10,250)	0	0
Cash dividends paid	(194,727)	(193,041)	(181,277)
Acquisition of treasury stock	(1,382)	(79,460)	(11,211)
Proceeds from exercise of stock options	1,750	10,295	5,206

Net Cash Used in Financing Activities	(204,609)	(262,206)	(187,282)

(Decrease) Increase in Cash and Cash Equivalents	(15,155)	(8,656)	103,920
Cash and Cash Equivalents at Beginning of Year	253,411	262,067	158,147

Cash and Cash Equivalents at End of Year	$238,256	$253,411	$262,067

NOTE U—REGULATORY MATTERS
United Bank maintains average reserve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained for the year ended December 31, 2023 and 2022 were approximately $813,480,000 and $1,577,485,000, respectively. No reserve balance for the year ended December 31, 2023 and 2022 was required.
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
During 2024, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $288,591,000, plus net income for the interim period through the date of declaration.

Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $395,066,000 at December 31, 2023, and must be secured by qualifying collateral.
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
As previously mentioned, in December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The quantitative measures established by the Basel III regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2023, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2023, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2023:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,700,453	15.4%	$1,924,541	≥	8.0%	$2,405,676	≥	10.0%
United Bank	3,440,096	14.4%	1,916,834	≥	8.0%	2,396,043	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$3,162,118	13.1%	$1,443,405	≥	6.0%	$1,924,541	≥	8.0%
United Bank	3,190,950	13.3%	1,437,626	≥	6.0%	1,916,834	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$3,162,118	13.1%	$1,082,554	≥	4.5%	$1,563,689	≥	6.5%
United Bank	3,190,950	13.3%	1,078,219	≥	4.5%	1,557,428	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$3,162,118	11.4%	$1,110,296	≥	4.0%	$1,387,870	≥	5.0%
United Bank	3,190,950	11.5%	1,108,321	≥	4.0%	1,385,401	≥	5.0%
As of December 31, 2022:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,494,723	14.4%	$1,945,020	≥	8.0%	$2,431,275	≥	10.0%
United Bank	3,236,554	13.4%	1,939,250	≥	8.0%	2,424,062	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$2,990,026	12.3%	$1,458,765	≥	6.0%	$1,945,020	≥	8.0%
United Bank	3,029,857	12.5%	1,454,437	≥	6.0%	1,939,250	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$2,990,026	12.3%	$1,094,074	≥	4.5%	$1,580,329	≥	6.5%
United Bank	3,029,857	12.5%	1,090,828	≥	4.5%	1,575,640	≥	6.5%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Tier I Capital (to Average Assets):
United Bankshares	$2,990,026	10.8%	$1,108,785	≥	4.0%	$1,385,981	≥	5.0%
United Bank	3,029,857	11.0%	1,106,184	≥	4.0%	1,382,730	≥	5.0%
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
For George Mason and Crescent, the maximum net worth requirement of HUD at December 31, 2023 was $2,500,000. George Mason’s net worth and Crescent’s net worth were $153,854,000 and $103,525,000 at December 31, 2023, which both exceeded the HUD requirements.
NOTE V—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2023, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at December 31, 2023. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold in the mortgage banking segment, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.08% to 0.38% with a weighted average increase of 0.34%.

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United’s mortgage banking subsidiaries enter into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United’s mortgage banking subsidiaries may enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and accordingly, are marked to fair value through earnings. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2023, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.08% to 0.38% with a weighted average increase of 0.34%.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2023 Using
(In thousands) Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$0	$484,950	$0
State and political subdivisions	533,831	0	533,831	0
Residential mortgage-backed securities
Agency	1,049,941	0	1,049,941	0
Non-agency	90,611	0	90,611	0
Commercial mortgage-backed securities
Agency	459,298	0	459,298	0
Asset-backed securities	860,638	0	860,638	0
Single issue trust preferred securities	15,141	0	15,141	0
Other corporate securities	291,967	5,159	286,808	0

Total available for sale securities	3,786,377	5,159	3,781,218	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	3,524	3,524	0	0
Fixed income mutual funds	5,210	5,210	0	0

Total equity securities	8,945	8,945	0	0
Loans held for sale	56,261	0	4,283	51,978
Derivative financial assets:
Interest rate swap contracts	611	0	611	0
Forward sales commitments	93	0	60	33
Interest rate lock commitments	1,144	0	139	1,005

Total derivative financial assets	1,848	0	810	1,038
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	678	0	11	667

Total derivative financial liabilities	678	0	11	667

		Fair Value at December 31, 2022 Using
(In thousands) Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$529,492	$0	$529,492	$0
State and political subdivisions	709,530	0	709,530	0
Residential mortgage-backed securities
Agency	1,174,944	0	1,174,944	0
Non-agency	111,973	0	111,973	0
Commercial mortgage-backed securities
Agency	562,553	0	562,553	0
Asset-backed securities	911,611	0	911,611	0
Single issue trust preferred securities	16,284	0	16,284	0
Other corporate securities	525,538	5,367	520,171	0

Total available for sale securities	4,541,925	5,367	4,536,558	0
Equity securities:
Financial services industry	270	270	0	0
Equity mutual funds (1)	2,221	2,221	0	0
Fixed income mutual funds	5,138	5,138	0	0

Total equity securities	7,629	7,629	0	0
Loans held for sale	56,879	0	12,008	44,871
Derivative financial assets :

		Fair Value at December 31, 2022 Using
(In thousands) Description	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	4,038	0	4,038	0
Forward sales commitments	220	0	214	6
TBA mortgage-backed securities	146	0	120	26
Interest rate lock commitments	1,146	0	302	844

Total derivative financial assets	5,550	0	4,674	876
Liabilities
Derivative financial liabilities :
TBA mortgage-backed securities	213	0	0	213
Interest rate lock commitments	348	0	0	348

Total derivative financial liabilities	561	0	0	561

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2023 and 2022.
The following tables present additional information about financial assets and liabilities measured at fair value at December 31, 2023 and 2022 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

	Loans held for sale
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$44,871	$464,109
Originations	1,156,616	2,360,908
Sales	(1,179,612)	(2,673,795)
Transfers to portfolio loans	0	(154,699)
Total gains during the period recognized in earnings	30,103	48,348

Balance, end of period	$51,978	$44,871

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,142	$(9,852)

	Derivative financial assets TBA securities
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$26	$61
Transfers other	(26)	(35)

Balance, end of period	$0	$26

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$26

	Derivative financial assets Forward sales commitments
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$6	$0
Transfers other	27	6

Balance, end of period	$33	$6

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$33	$6

	Derivative financial assets Interest rate lock commitments
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$844	$9,444
Transfers other	161	(8,600)

Balance, end of period	$1,005	$844

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,005	$844

	Derivative financial liabilities Forward sales commitments
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$0	$36
Transfers other	0	(36)

Balance, end of period	$0	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$0

	Derivative financial liabilities TBA securities
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$213	$470
Transfers other	454	(257)

Balance, end of period	$667	$213

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$667	$213

	Derivative financial liabilities Interest rate lock commitments
(In thousands)	December 31, 2023	December 31, 2022
Balance, beginning of period	$348	$25
Transfers other	(348)	323

Balance, end of period	$0	$348

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$0	$348

Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2023	Year Ended December 31, 2022
Income from mortgage banking activities	$ 1,175	$ (10,367)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2023			December 31, 2022
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$54,377	$56,261	$1,884	$56,170	$56,879	$709
No loans held for sale were past due or on nonaccrual status as of December 31, 2023 and 2022.
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2023. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. During the fourth quarter of 2023, United’s management formulated a plan to consolidate its mortgage delivery channels by consolidating George Mason’s and Crescent’s mortgage banking business into United Bank. As a result of this consolidation decision, United impaired the trade names intangibles at George Mason and Crescent to zero at December 31, 2023. No other fair value measurement of intangible assets was made during the year of 2023 and 2022.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at December 31, 2023 and 2022, refer to Note I of these Notes to Consolidated Financial Statements.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

(In thousands) Description		Fair Value at December 31, 2023
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$45,308	$0	$44,722	$586	$314
OREO	2,615	0	2,615	0	(67)

(In thousands) Description		Fair Value at December 31, 2022
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$6,125	$0	$1,801	$4,324	$327
OREO	2,052	0	2,013	39	(96)
Fair Value of Other Financial
Instrumen
ts
The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:
Cash and Cash Equivalents:
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.
Securities held to maturity and other securities
: The estimated fair values of securities held to maturity are based on quoted market prices, where
available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Any securities held to maturity, not valued based upon the methods above, are valued based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of Federal Home Loan Bank and Federal Reserve Bank stock as well as investment tax credits that do not have readily determinable fair values and are carried at cost.
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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Cash and cash equivalents	$1,598,943	$1,598,943	$0	$1,598,943	$0
Securities available for sale	3,786,377	3,786,377	5,159	3,781,218	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	8,945	8,945	8,945	0	0
Other securities	329,429	312,958	0	0	312,958
Loans held for sale	56,261	56,261	0	4,283	51,978
Net loans	21,099,847	20,463,710	0	0	20,463,710
Derivative financial assets,	1,848	1,848	0	810	1,038
Mortgage servicing rights	4,554	13,427	0	0	13,427
Deposits	22,819,319	22,760,310	0	22,760,310	0
Short-term borrowings	196,095	196,095	0	196,095	0
Long-term borrowings	1,789,103	1,769,123	0	1,769,123	0
Derivative financial liabilities	678	678	0	11	667

December 31, 2022
Cash and cash equivalents	$1,176,652	$1,176,652	$0	$1,176,652	$0
Securities available for sale	4,541,925	4,541,925	5,367	4,536,558	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	7,629	7,629	7,629	0	0
Other securities	322,048	305,946	0	0	305,946
Loans held for sale	56,879	56,879	0	12,008	44,871
Net loans	20,323,420	19,030,221	0	0	19,030,221
Derivative financial assets,	5,550	5,550	0	4,674	876
Mortgage servicing rights	21,022	41,880	0	0	41,880
Deposits	22,303,186	22,249,061	0	22,249,061	0
Short-term borrowings	160,698	160,698	0	160,698	0
Long-term borrowings	2,197,656	2,161,108	0	2,161,108	0
Derivative financial liabilities	561	561	0	0	561
NOTE W—VARIABLE INTEREST ENTITIES
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

As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At December 31, 2023 and 2022, United’s investment (maximum exposure to loss) in these trusts were $11,751,000 and $11,277,000, respectively.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At December 31, 2023 and 2022, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $87,554,000 and $75,021,000, respectively, while related unfunded commitments were $63,539,000 and $77,143,000, respectively. As of December 31, 2023, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
NOTE X—SEGMENT INFORMATION
United operates in two business segments: community banking and mortgage banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. In particular, the community banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. In addition, this segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit as well as investment and financial advisory services to businesses and individuals, including financial planning, retirement/estate planning, and investment management. The mortgage banking segment engages primarily in the origination and acquisition of residential mortgages for sale into the secondary market though United’s mortgage banking subsidiaries, George Mason and Crescent. Crescent may retain servicing rights on their mortgage loans sold. At certain times, Crescent may purchase or sell rights to service loans from or to third parties. These rights, known as mortgage servicing rights, provide the owner with the contractual right to receive a stream of cash flows in exchange for performing specified mortgage servicing functions.
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

Information about the reportable segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2023, 2022 and 2021 is as follows:

	At and For the Year Ended December 31, 2023
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$927,479	$9,470	$(22,859)	$5,834	$919,924
Provision for credit losses	31,153	0	0	0	31,153
Other income	94,531	49,358	2,230	(10,861)	135,258
Other expense	498,537	59,197	7,517	(5,027)	560,224
Income taxes	104,517	(563)	(6,462)	0	97,492

Net income (loss)	$387,803	$194	$(21,684)	$0	$366,313

Total assets (liabilities)	$29,567,341	$479,909	$75,114	$(195,882)	$29,926,482
Average assets (liabilities)	28,956,959	403,360	56,264	(120,925)	29,295,658

	At and For the Year Ended December 31, 2022
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$890,575	$10,599	$(13,274)	$8,531	$896,431
Provision for credit losses	18,822	0	0	0	18,822
Other income	99,133	69,307	3,294	(18,473)	153,261
Other expense	472,813	88,983	3,233	(9,942)	555,087
Income taxes	100,758	(1,858)	(2,744)	0	96,156

Net income (loss)	$397,315	$(7,219)	$(10,469)	$0	$379,627

Total assets (liabilities)	$29,106,176	$428,727	$58,971	$(104,494)	$29,489,380
Average assets (liabilities)	28,726,395	442,184	34,876	(129,607)	29,073,848

	At and For the Year Ended December 31, 2021
(In thousands)	Community Banking	Mortgage Banking	Other	Intersegment Eliminations	Consolidated
Net interest income	$731,305	$10,497	$(8,378)	$9,310	$742,734
Provision for credit losses	(23,970)	0	0	0	(23,970)
Other income	100,010	183,216	3,769	(8,867)	278,128
Other expense	443,493	138,508	(465)	443	581,979
Income taxes	84,715	11,275	(875)	0	95,115

Net income (loss)	$327,077	$43,930	$(3,269)	$0	$367,738

Total assets (liabilities)	$29,022,170	$691,642	$39,182	$(424,092)	$29,328,902
Average assets (liabilities)	26,910,956	659,105	27,445	(341,411)	27,256,095
NOTE Y—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2023 and 2022 is summarized below:

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2023
Interest income	$329,303	$345,932	$356,910	$369,175
Interest expense	94,983	118,471	128,457	139,485
Net interest income	234,320	227,461	228,453	229,690
Provision for credit losses	6,890	11,440	5,948	6,875
Mortgage banking income	6,384	7,907	7,556	4,746
Securities (losses) gains, net	(405)	(7,336)	(181)	276
Other noninterest income	26,765	34,607	26,286	28,653
Noninterest expense	137,419	135,288	135,230	152,287
Income taxes	24,448	23,452	24,779	24,813
Net income (1)	98,307	92,459	96,157	79,390

Per share data :
Average shares outstanding (000s):
Basic	134,411	134,683	134,685	134,691
Diluted	134,840	134,850	134,888	134,985

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net income per share:
Basic	$0.73	$0.68	$0.71	$0.59
Diluted	$0.73	$0.68	$0.71	$0.59
Dividends per share	$0.36	$0.36	$0.36	$0.37

2022
Interest income	$202,795	$227,771	$263,683	$307,741
Interest expense	11,293	12,868	23,061	58,337
Net interest income	191,502	214,903	240,622	249,404
Provision for credit losses	(3,410)	(1,807)	7,671	16,368
Mortgage banking income	19,203	12,445	6,422	4,620
Securities (losses) gains, net	(251)	1,182	(206)	51
Other noninterest income	27,073	29,981	26,533	26,208
Noninterest expense	139,175	141,174	137,196	137,542
Income taxes	20,098	23,531	25,919	26,608
Net income (1)	81,664	95,613	102,585	99,765

Per share data:
Average shares outstanding (000s):
Basic	136,058	134,623	134,182	134,268
Diluted	136,435	134,864	134,554	134,799
Net income per share:
Basic	$0.60	$0.71	$0.76	$0.74
Diluted	$0.60	$0.71	$0.76	$0.74
Dividends per share	$0.36	$0.36	$0.36	$0.36
(1) For further information, see the
rela
ted discussion “Quarterly Results” included in Management’s Discussion and Analysis.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
under the Exchange Act) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.

Item 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

UNITED BANKSHARES, INC.

FORM 10-K, PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2024 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”

United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.

Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”

Since the disclosure of the procedures in the definitive proxy statement for the 2024 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.

Item 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2024 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2024 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits - See the Index to Exhibits on page 140 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 144.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 17, 2019, by and between United Bankshares, Inc. and Carolina Financial Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated November 17, 2019 and filed November 18, 2019 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

10.2	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.4	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.5	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.6 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

Exhibit No.	Description

10.6	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.7	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.8	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.3 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.9	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.10	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.11	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.1 to the Form 10-Q dated March 31, 2016 and filed May 9, 2016 for United Bankshares, Inc., File No. 002-86947)

10.12	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.13	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.14	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.15	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.16	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.17	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.18	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

10.19	United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., File No. 002-86947)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

97	United Bankshares, Inc. Compensation Recoupment Policy (filed herewith)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	FORM 10-K SUMMARY

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

Signatures	Title	Date

/s/ Richard M. Adams, Jr.	Chief Executive Officer Director	February 29, 2024

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	February 29, 2024

/s/ Richard M. Adams	Executive Chairman Director	February 29, 2024

/s/ Patrice A. Harris	Director	February 29, 2024

/s/ J. Paul McNamara	Director	February 29, 2024

/s/ Mark R. Nesselroad	Director	February 29, 2024

/s/ Lacy I. Rice, III	Director	February 29, 2024

/s/ Gary G. White	Director	February 29, 2024

/s/ Diana Lewis Jackson	Director	February 29, 2024

/s/ Charles L. Capito, Jr.	Director	February 29, 2024

/s/ Mary K. Weddle	Director	February 29, 2024

/s/ Peter A. Converse	Director	February 29, 2024

/s/ P. Clinton Winter	Director	February 29, 2024

/s/ Michael P. Fitzgerald	Director	February 29, 2024