Form 10-Q
period 2024-03-31
UNITED BANKSHARES INC/WV
filed 2024-05-10
CIK 729986

FORM
10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
 30, 2024
, the registrant had
135,196,935
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2024 and December 31, 2023, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2024 and 2023, the related condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	March 31 2024	December 31 2023
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$238,148	$257,153
Interest-bearing deposits with other banks	1,493,312	1,340,620
Federal funds sold	1,186	1,170

Total cash and cash equivalents	1,732,646	1,598,943
Securities available for sale at estimated fair value (amortized cost-$3,980,612 at March 31, 2024 and $4,149,895 at December 31, 2023, allowance for credit losses of $0 at March 31, 2024 and December 31, 2023)	3,613,975	3,786,377
Securities held to maturity, net of allowance for credit losses of $19 at March 31, 2024 and $17 at December 31, 2023 (estimated fair value-$1,020 at March 31, 2024 and December 31, 2023)	1,001	1,003
Equity securities at estimated fair value	8,762	8,945
Other investment securities	330,781	329,429
Loans held for sale measured using fair value option	44,426	56,261
Loans and leases	21,532,568	21,373,185
Less: Unearned income	(12,492)	(14,101)

Loans and leases, net of unearned income	21,520,076	21,359,084
Less: Allowance for loan and lease losses	(262,905)	(259,237)

Net loans and leases	21,257,171	21,099,847
Bank premises and equipment	190,988	190,520
Operating lease right-of-use assets	86,074	86,986
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	4,241	4,554
Bank-owned life insurance (“BOLI”)	490,596	486,895
Accrued interest receivable	113,815	111,420
Other assets	265,433	276,413

TOTAL ASSETS	$30,028,798	$29,926,482

Liabilities
Deposits:
Noninterest-bearing	$6,017,349	$6,149,080
Interest-bearing	16,902,397	16,670,239

Total deposits	22,919,746	22,819,319
Borrowings:
Securities sold under agreements to repurchase	207,727	196,095
Federal Home Loan Bank (“FHLB”) borrowings	1,460,415	1,510,487
Other long-term borrowings	279,019	278,616
Reserve for lending-related commitments	42,915	44,706
Operating lease liabilities	92,266	92,885
Accrued expenses and other liabilities	219,269	213,134

TOTAL LIABILITIES	25,221,357	25,155,242
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,536,369 and 142,257,646 at March 31, 2024 and December 31, 2023, respectively, including 7,343,694 and 7,308,583 shares in treasury at March 31, 2024 and December 31, 2023, respectively	356,341	355,644
Surplus	3,183,198	3,181,764
Retained earnings	1,782,220	1,745,619
Accumulated other comprehensive loss	(260,992)	(259,681)
Treasury stock, at cost	(253,326)	(252,106)

TOTAL SHAREHOLDERS’ EQUITY	4,807,441	4,771,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,028,798	$29,926,482

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2024	2023
Interest income
Interest and fees on loans	$320,991	$279,896
Interest on federal funds sold and other short-term investments	12,303	10,983
Interest and dividends on securities:
Taxable	34,722	36,259
Tax-exempt	1,164	2,165

Total interest income	369,180	329,303
Interest expense
Interest on deposits	128,377	68,592
Interest on short-term borrowings	2,082	1,157
Interest on long-term borrowings	16,232	25,234

Total interest expense	146,691	94,983

Net interest income	222,489	234,320
Provision for credit losses	5,740	6,890

Net interest income after provision for credit losses	216,749	227,430
Other income
Fees from trust services	4,646	4,780
Fees from brokerage services	5,267	4,200
Fees from deposit services	8,971	9,362
Bankcard fees and merchant discounts	1,873	1,707
Other service charges, commissions, and fees	858	1,138
Income from bank-owned life insurance	2,418	1,891
Income from mortgage banking activities	5,298	6,384
Mortgage loan servicing income	789	2,276
Net investment securities losses	(99)	(405)
Other income	2,191	1,411

Total other income	32,212	32,744
Other expense
Employee compensation	59,293	55,414
Employee benefits	14,671	13,435
Net occupancy expense	12,343	11,833
Other real estate owned (“OREO”) expense	159	667
Net gains on the sales of OREO properties	(83)	(43)
Equipment expense	6,853	6,996
Data processing expense	7,463	7,473
Mortgage loan servicing expense and impairment	1,015	1,884
Bankcard processing expense	616	522
FDIC insurance expense	6,455	4,587
Other expense	31,957	34,651

Total other expense	140,742	137,419

Income before income taxes	108,219	122,755
Income taxes	21,405	24,448

Net income	$86,814	$98,307

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands, except per share data)	2024	2023
Earnings per common share:
Basic	$0.64	$0.73

Diluted	$0.64	$0.73

Average outstanding shares:
Basic	134,808,634	134,411,166
Diluted	135,121,380	134,840,328
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended
	March 31
(Dollars in thousands)	2024	2023
Net income	$86,814	$98,307
Change in net unrealized (loss) gain on available for sale (“AFS”) securities, net of tax	(2,392)	45,157
Change in net unrealized gain (loss) on cash flow hedge, net of tax	657	(7,157)
Change in defined benefit pension plan, net of tax	424	602

Comprehensive income, net of tax	$85,503	$136,909

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2024
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	$356,341	$3,183,198	$1,782,220	$(260,992)	$(253,326)	$4,807,441

	Three Months Ended March 31, 2023
	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value
Balance at January 1, 2023	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	98,307	0	0	98,307
Other comprehensive income, net of tax	0	0	0	0	38,602	0	38,602

Total comprehensive income, net of tax							136,909
Stock based compensation expense	0	0	2,713	0	0	0	2,713
Stock grant forfeiture (1,506 shares)	0	0	58	0	0	(58)	0
Purchase of treasury stock (33,551 shares)	0	0	0	0	0	(1,374)	(1,374)
Cash dividends ($0.36 per share)	0	0	0	(48,720)	0	0	(48,720)
Net issuance of common stock under stock-based compensation plans (226,486 shares)	226,486	566	250	0	0	0	816

Balance at March 31, 2023	142,238,046	$355,595	$3,171,895	$1,625,013	$(294,130)	$(251,836)	$4,606,537

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

	Three Months Ended March 31
(Dollars in thousands)	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$124,371	$118,154
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	93	1,689
Proceeds from maturities and calls of securities available for sale	416,317	184,059
Purchases of securities available for sale	(248,049)	(7,855)
Proceeds from sales of equity securities	289	98
Purchases of equity securities	(205)	(246)
Proceeds from sales and redemptions of other investment securities	46,739	21,547
Purchases of other investment securities	(52,379)	(52,217)
Purchases of bank premises and equipment	(4,772)	(3,447)
Proceeds from sales of bank premises and equipment	63	2,465
Proceeds from the sales of OREO properties	146	279
Net change in loans and leases	(160,675)	(54,938)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,433)	91,434

FINANCING ACTIVITIES
Cash dividends paid	(50,137)	(48,651)
Acquisition of treasury stock	(1,030)	(1,374)
Proceeds from exercise of stock options	702	1,559
Redemption of subordinated debt	0	(10,250)
Repayment of long-term Federal Home Loan Bank borrowings	(1,500,000)	(1,900,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,450,000	2,500,000
Changes in:
Deposits	100,598	(18,227)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	11,632	9,396

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,765	532,453

Increase in cash and cash equivalents	133,703	742,041
Cash and cash equivalents at beginning of year	1,598,943	1,176,652

Cash and cash equivalents at end of period	$1,732,646	$1,918,693

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$119	$2,919
Right-of-use assets obtained in the exchange for lease liabilities	3,671	10,192
See notes to consolidated unaudited financial statements
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudite
d)
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2024 and 2023 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2023 has been extracted from the audited financial statements included in United’s 2023 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2023 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of March 31, 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation. Previously, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.
New Accounting Standards
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
is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of
ASU 2023-07
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings starting with its 2024 Annual Report on Form
10-K.
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
Income or Loss Applicable to Common Stock.” ASU
2023-03
amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation
S-X:
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
2022-03,
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

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$439,648	$45	$5,582	$0	$434,111
State and political subdivisions	611,240	14	82,953	0	528,301
Residential mortgage-backed securities
Agency	1,183,484	4	176,629	0	1,006,859
Non-agency	83,698	0	8,394	0	75,304
Commercial mortgage-backed securities
Agency	507,889	13	54,189	0	453,713
Asset-backed securities	837,064	75	6,209	0	830,930
Single issue trust preferred securities	16,390	0	1,057	0	15,333
Other corporate securities	301,199	0	31,775	0	269,424

Total	$3,980,612	$151	$366,788	$0	$3,613,975

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$492,638	$4	$7,692	$0	$484,950
State and political subdivisions	613,588	11	79,768	0	533,831
Residential mortgage-backed securities
Agency	1,217,744	7	167,810	0	1,049,941
Non-agency	100,364	0	9,753	0	90,611
Commercial mortgage-backed securities
Agency	511,560	13	52,275	0	459,298
Asset-backed securities	872,048	44	11,454	0	860,638
Single issue trust preferred securities	16,380	0	1,239	0	15,141
Other corporate securities	325,573	0	33,606	0	291,967

Total	$4,149,895	$79	$363,597	$0	$3,786,377

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $19,963 and $20,878 at March 31, 2024 and December 31, 2023, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2024 and December 31, 2023.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$3,561	$12	$178,459	$5,570	$182,020	$5,582
State and political subdivisions	4,089	196	512,438	82,757	516,527	82,953
Residential mortgage-backed securities
Agency	6,791	95	999,081	176,534	1,005,872	176,629
Non-agency	0	0	72,662	8,394	72,662	8,394
Commercial mortgage-backed securities
Agency	0	0	451,366	54,189	451,366	54,189
Asset-backed securities	79,624	175	656,712	6,034	736,336	6,209
Single issue trust preferred securities	0	0	15,333	1,057	15,333	1,057
Other corporate securities	2,422	78	261,891	31,697	264,313	31,775

Total	$96,487	$556	$3,147,942	$366,232	$3,244,429	$366,788

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,625	$11	$477,615	$7,681	$482,240	$7,692
State and political subdivisions	2,050	193	517,186	79,575	519,236	79,768
Residential mortgage-backed securities
Agency	9,755	51	1,038,632	167,759	1,048,387	167,810
Non-agency	8,964	101	81,647	9,652	90,611	9,753
Commercial mortgage-backed securities
Agency	0	0	456,866	52,275	456,866	52,275
Asset-backed securities	15,866	216	829,778	11,238	845,644	11,454
Single issue trust preferred securities	2,922	182	12,219	1,057	15,141	1,239
Other corporate securities	0	0	274,308	33,606	274,308	33,606

Total	$44,182	$754	$3,688,251	$362,843	$3,732,433	$363,597

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended March 31
	2024	2023
Proceeds from maturities, sales and calls	$416,410	$185,748
Gross realized gains	0	0
Gross realized losses	0	420
At March 31, 2024, gross unrealized losses on available for sale securities were $366,788 on 1,071 securities of a total portfolio of 1,124 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at March 31, 2024 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $611,240 at March 31, 2024. As of March 31, 2024, approximately 48% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2024. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2024.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $239,195 on mortgage-backed
securities at March 31, 2024. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,691,373 at March 31, 2024. Of the $1,691,373 amount, $507,889 was related to agency commercial mortgage-backed securities and $1,183,484 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March 31, 2024.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $83,698 at March 31, 2024. Of the $83,698, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at March 31, 2024.

Asset-backed securities
As of March 31, 2024, United’s asset-backed securities portfolio had a total amortized cost balance of $837,064. 100% of the portfolio was investment grade rated as of March 31, 2024. Approximately 24% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 76% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of March 31, 2024, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2024 consisted of $7,477 in investment grade bonds, $3,109 in split rated bonds, and $5,804 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2024, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of March 31, 2024, United’s other corporate securities portfolio had a total amortized cost balance of $301,199. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $301,199, 96% had at least one rating above investment grade, 1% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at March 31, 2024.
The amortized cost and estimated fair value of securities available for sale at March 31, 2024 and December 31, 2023 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$431,832	$429,801	$497,555	$493,651
Due after one year through five years	483,693	447,504	448,020	416,436
Due after five years through ten years	853,498	754,469	852,698	751,780
Due after ten years	2,211,589	1,982,201	2,351,622	2,124,510

Total	$3,980,612	$3,613,975	$4,149,895	$3,786,377

Equity securities at fair value
Equity securities consist mainly of mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $
8,762 at March 31, 2024 and $8,945 at December 31, 2023.

	Three Months Ended March 31
	2024	2023
Unrealized gains recognized during the period on equity securities still held at period end	$0	82
Unrealized losses recognized during the period on equity securities still held at period end	(99)	(67)

Net (losses) gains recognized during the period	$(99)	$15

Other investment securities
During the first quarter of 2024, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2024 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,279,895 and $2,307,591 at March 31, 2024 and December 31, 2023, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2024	December 31, 2023
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,624,746	$1,598,231
Nonowner-occupied commercial real estate	7,010,266	6,718,343
Other commercial	3,539,826	3,572,440

Total commercial, financial & agricultural	12,174,838	11,889,014
Residential real estate	5,366,385	5,271,236
Construction & land development	2,997,678	3,148,245
Consumer:
Bankcard	9,431	9,962
Other consumer	984,236	1,054,728
Less: Unearned income	(12,492)	(14,101)

Total gross loans	$21,520,076	$21,359,084

The table above does not include loans held for sale of $44,426 and $56,261 at March 31, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $68,274 and $68,460 at March 31, 2024 and December 31, 2023, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

	Age Analysis of Past Due Loans and Leases As of March 31, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,503	$8,840	$12,343	$1,612,403	$1,624,746	$95
Nonowner-occupied	10,041	6,950	16,991	6,993,275	7,010,266	0
Other commercial	4,108	33,979	38,087	3,501,739	3,539,826	582
Residential real estate	27,179	12,881	40,060	5,326,325	5,366,385	6,981
Construction & land development	957	6,027	6,984	2,990,694	2,997,678	0
Consumer:
Bankcard	122	138	260	9,171	9,431	138
Other consumer	23,483	5,567	29,050	955,186	984,236	3,533

Total	$69,393	$74,382	$143,775	$21,388,793	$21,532,568	$11,329

	Age Analysis of Past Due Loans and Leases As of December 31, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,361	$6,335	$12,696	$1,585,535	$1,598,231	$110
Nonowner-occupied	10,373	13,146	23,519	6,694,824	6,718,343	2,460
Other commercial	3,218	1,224	4,442	3,567,998	3,572,440	560
Residential real estate	26,523	12,136	38,659	5,232,577	5,271,236	6,244
Construction & land development	879	6,423	7,302	3,140,943	3,148,245	0
Consumer:
Bankcard	145	127	272	9,690	9,962	127
Other consumer	36,451	6,107	42,558	1,012,170	1,054,728	5,078

Total	$83,950	$45,498	$129,448	$21,243,737	$21,373,185	$14,579

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At March 31, 2024		At December 31, 2023
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$8,745	$8,745	$6,225	$6,225
Nonowner-occupied	6,950	4,061	10,686	10,686
Other Commercial	33,397	548	664	664
Residential Real Estate	5,900	5,900	5,892	5,892
Construction	6,027	6,027	6,423	6,423
Consumer:
Bankcard	0	0	0	0
Other consumer	2,034	2,034	1,029	1,029

Total	$63,053	$27,315	$30,919	$30,919

Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2024 and 2023.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the first three months of 2024 and 2023, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	5,726	0	0	0	0.08%
Other commercial	0	0	2,316	0	0.07%
Residential real estate	8,750	0	0	170	0.17%
Construction & land development	300	0	0	0	0.01%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$14,776	$0	$2,316	$170	0.08%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	1,771	0	0	0.03%
Other commercial	0	0	0	0	0.00%
Residential real estate	95	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$95	$1,771	$0	$0	0.01%

As of March 31, 2024 and December 31, 2023, there were commitments to lend additional funds of $
718 and $28
, respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of March 31, 2024			As of March 31, 2023
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$474	$0	$0	$0	$0	$0
Nonowner-occupied	38,736	0	0	1,771	0	0
Other commercial	2,474	0	0	0	0	0
Residential real estate	9,420	0	0	0	95	0
Construction & land development	300	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$51,404	$0	$0	$1,771	$95	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0.00%	0
Nonowner-occupied	0.00%	0.6	1.50%	0
Other Commercial	1.00%	0.3	0.00%	0
Residential Real Estate	0.00%	0.6	0.00%	2.5
Construction & land development	0.00%	0.5	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0

Total	1.00%	0.6	1.50%	2.5

No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the first three months ended March 31, 2024 and 2023.
United elects the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2024 and December 31, 2023:

	Collateral Dependent Loans and Leases
	At March 31, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial r eal e state:
Owner-occupied	$22	$0	$0	$4,834	$9,022	$13,878
Nonowner-occupied	6,909	0	0	27,163	1,575	35,647
Other commercial	0	33,611	0	5,168	251	39,030
Residential real estate	9,132	0	0	0	0	9,132
Construction & land development	954	0	3,395	0	3,164	7,513
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$17,017	$33,611	$3,395	$37,165	$14,012	$105,200

	Collateral Dependent Loans and Leases
	At December 31, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$27	$0	$0	$5,208	$9,272	$14,507
Nonowner-occupied	11,200	0	0	13,555	1,810	26,565
Other commercial	0	891	0	5,193	256	6,340
Residential real estate	9,775	0	0	0	0	9,775
Construction & land development	954	0	3,661	0	3,314	7,929
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$21,956	$891	$3,661	$23,956	$14,652	$65,116

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

Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$46,413	$134,319	$315,027	$259,889	$243,586	$550,971	$24,909	$0	$1,575,114
Special Mention	0	0	0	0	0	17,068	0	0	17,068
Substandard	0	881	1,733	265	459	28,413	449	127	32,327
Doubtful	0	0	0	0	0	237	0	0	237

Total	$46,413	$135,200	$316,760	$260,154	$244,045	$596,689	$25,358	$127	$1,624,746

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	4	0	0	532	0	0	536

Current-period net recoveries	$0	$0	$4	$0	$0	$532	$0	$0	$536

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$132,376	$316,117	$246,635	$248,861	$109,182	$465,223	$29,619	$0	$1,548,013
Special Mention	0	0	0	0	2,460	15,423	125	0	18,008
Substandard	0	1,734	274	475	436	28,469	449	129	31,966
Doubtful	0	0	0	0	0	244	0	0	244

Total	$132,376	$317,851	$246,909	$249,336	$112,078	$509,359	$30,193	$129	$1,598,231

Current-period charge-offs	0	0	0	0	0	(855)	0	0	(855)
Current-period recoveries	0	13	0	0	0	174	0	0	187

Current-period net recoveries (charge-offs)	$0	$13	$0	$0	$0	$(681)	$0	$0	$(668)

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$115,786	$546,520	$1,517,166	$1,717,621	$678,954	$1,903,586	$241,589	$98	$6,721,320
Special Mention	0	0	4,569	2,371	25,121	161,110	30,774	0	223,945
Substandard	0	0	0	4,020	363	60,618	0	0	65,001
Doubtful	0	0	0	0	0	0	0	0	0

Total	$115,786	$546,520	$1,521,735	$1,724,012	$704,438	$2,125,314	$272,363	$98	$7,010,266

Current-period charge-offs	0	0	0	0	(751)	(35)	0	0	(786)
Current-period recoveries	0	0	0	0	0	195	0	0	195

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$(751)	$160	$0	$0	$(591)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$455,399	$1,428,880	$1,587,315	$717,189	$695,492	$1,335,526	$228,743	$106	$6,448,650
Special Mention	0	4,614	2,381	25,437	43,017	104,997	30,651	0	211,097
Substandard	0	0	4,020	4,736	3,493	46,347	0	0	58,596
Doubtful	0	0	0	0	0	0	0	0	0

Total	$455,399	$1,433,494	$1,593,716	$747,362	$742,002	$1,486,870	$259,394	$106	$6,718,343

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,233	0	0	1,233

Current-period net recoveries	$0	$0	$0	$0	$0	$1,209	$0	$0	$1,209

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$174,543	$547,168	$501,378	$458,070	$130,013	$786,592	$864,039	$7	$3,461,810
Special Mention	116	130	4,173	475	1,806	5,867	11,053	10	23,630
Substandard	0	59	16,109	263	806	9,727	27,383	0	54,347
Doubtful	0	0	0	0	0	39	0	0	39

Total	$174,659	$547,357	$521,660	$458,808	$132,625	$802,225	$902,475	$17	$3,539,826

Current-period charge-offs	0	0	0	(33)	0	(4)	(179)	0	(216)
Current-period recoveries	0	0	1	43	0	464	1	0	509

Current-period net recoveries (charge-offs)	$0	$0	$1	$10	$0	$460	$(178)	$0	$293

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$593,153	$596,258	$477,457	$197,173	$187,560	$447,430	$988,809	$13	$3,487,853
Special Mention	221	4,798	542	1,775	1,611	2,093	16,901	15	27,956
Substandard	1,059	16,248	306	792	660	11,923	25,597	0	56,585
Doubtful	0	0	0	0	0	46	0	0	46

Total	$594,433	$617,304	$478,305	$199,740	$189,831	$461,492	$1,031,307	$28	$3,572,440

Current-period charge-offs	(88)	(163)	(233)	0	(661)	(567)	(217)	(78)	(2,007)
Current-period recoveries	0	0	0	0	25	1,699	5	0	1,729

Current-period net (charge- offs) recoveries	$(88)	$(163)	$(233)	$0	$(636)	$1,132	$(212)	$(78)	$(278)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$130,784	$785,953	$1,630,062	$838,872	$433,662	$1,087,426	$425,977	$2,549	$5,335,285
Special Mention	170	0	0	0	8,750	3,847	1,700	0	14,467
Substandard	0	50	73	376	0	15,213	833	88	16,633
Doubtful	0	0	0	0	0	0	0	0	0

Total	$130,954	$786,003	$1,630,135	$839,248	$442,412	$1,106,486	$428,510	$2,637	$5,366,385

Current-period charge-offs	0	0	0	0	0	(127)	0	0	(127)
Current-period recoveries	0	0	0	0	0	39	0	0	39

Current-period net charge- offs	$0	$0	$0	$0	$0	$(88)	$0	$0	$(88)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$783,866	$1,618,774	$850,760	$443,514	$262,524	$863,186	$423,302	$2,568	$5,248,494
Special Mention	0	0	0	0	65	3,561	1,710	0	5,336
Substandard	51	75	386	258	599	14,827	1,121	89	17,406
Doubtful	0	0	0	0	0	0	0	0	0

Total	$783,917	$1,618,849	$851,146	$443,772	$263,188	$881,574	$426,133	$2,657	$5,271,236

Current-period charge-offs	0	0	0	0	(785)	0	0	0	(785)
Current-period recoveries	0	0	8	0	688	1	0	0	697

Current-period net recoveries (charge-offs)	$0	$0	$8	$0	$(97)	$1	$0	$0	$(88)

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$74,884	$651,658	$1,274,582	$656,065	$50,762	$51,936	$226,321	$0	$2,986,208
Special Mention	0	0	2,902	0	61	344	300	0	3,607
Substandard	0	0	954	2,490	2,470	1,949	0	0	7,863
Doubtful	0	0	0	0	0	0	0	0	0

Total	$74,884	$651,658	$1,278,438	$658,555	$53,293	$54,229	$226,621	$0	$2,997,678

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	1	0	0	1

Current-period net recoveries	$0	$0	$0	$0	$0	$1	$0	$0	$1

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$628,047	$1,308,793	$827,138	$53,004	$16,062	$60,920	$239,390	$0	$3,133,354
Special Mention	0	2,902	0	62	3,386	258	0	0	6,608
Substandard	0	1,091	2,490	2,470	0	2,232	0	0	8,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,047	$1,312,786	$829,628	$55,536	$19,448	$63,410	$239,390	$0	$3,148,245

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,171	$0	$9,171
Substandard	0	0	0	0	0	0	122	0	122
Doubtful	0	0	0	0	0	0	138	0	138
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,431	$0	$9,431

Current-period charge-offs	0	0	0	0	0	0	(87)	0	(87)
Current-period recoveries	0	0	0	0	0	0	9	0	9

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(78)	$0	$(78)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,690	$0	$9,690
Special Mention	0	0	0	0	0	0	145	0	145
Substandard	0	0	0	0	0	0	127	0	127
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,962	$0	$9,962

Current-period charge-offs	0	0	0	0	0	0	(263)	0	(263)
Current-period recoveries	0	0	0	0	0	0	28	0	28

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(235)	$0	$(235)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$44,489	$177,286	$393,071	$185,076	$88,124	$64,619	$2,521	$0	$955,186
Special Mention	0	416	10,082	8,419	2,812	1,715	39	0	23,483
Substandard	0	51	2,784	1,928	646	153	5	0	5,567
Doubtful	0	0	0	0	0	0	0	0	0

Total	$44,489	$177,753	$405,937	$195,423	$91,582	$66,487	$2,565	$0	$984,236

Current-period charge-offs	0	(32)	(1,366)	(646)	(172)	(144)	0	0	(2,360)
Current-period recoveries	0	5	73	37	41	61	0	0	217

Current-period net (charge- offs) recoveries	$0	$(27)	$(1,293)	$(609)	$(131)	$(83)	$0	$0	$(2,143)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$192,184	$428,295	$205,015	$102,300	$62,861	$18,876	$2,638	$0	$1,012,169
Special Mention	674	16,031	12,220	4,454	2,050	977	46	0	36,452
Substandard	0	3,010	2,207	647	126	96	21	0	6,107
Doubtful	0	0	0	0	0	0	0	0	0

Total	$192,858	$447,336	$219,442	$107,401	$65,037	$19,949	$2,705	$0	$1,054,728

Current-period charge-offs	(9)	(3,205)	(2,699)	(933)	(319)	(191)	0	0	(7,356)
Current-period recoveries	0	219	125	54	54	235	0	0	687

Current-period net (charge- offs) recoveries	$(9)	$(2,986)	$(2,574)	$(879)	$(265)	$44	$0	$0	$(6,669)

At March 31, 2024 and December 31, 2023, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2,670 and $2,615, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $258 and $142, respectively.

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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $91,178 and $88,963 at March 31, 2024 and December 31, 2023, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2024 and December 31, 2023:

	Accrued Interest Receivable
	At March 31, 2024	At December 31, 2023
Commercial Real Estate:
Owner-occupied	$4,662	$4,751
Nonowner-occupied	36,089	27,507
Other Commercial	12,540	14,562
Residential Real Estate	20,931	20,718
Construction	14,438	18,504
Consumer:
Bankcard	0	0
Other consumer	2,518	2,921

Total	$91,178	$88,963

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2024 and 2023:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended March 31
	2024	2023
Commercial Real Estate:
Owner-occupied	$168	$0
Nonowner-occupied	2	0
Other Commercial	669	13
Residential Real Estate	6	50
Construction	0	2
Consumer:
Bankcard	0	0
Other consumer	115	94

Total	$960	$159

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $42,915 and $44,706 at March 31, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet and is included in other liabilities.

The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.

United’s allowance for credit losses at March 31, 2024 was relatively flat from December 31, 2023, increasing
$1,877
or less than
1
%. This slight increase was due mainly to increases in the loan loss reserves for the commercial real estate, both owner and non-owner occupied, the residential real estate and the other commercial loans segments due to increased outstanding loan balances and increased adjustments resulting from the reasonable and supportable forecast.
The first quarter of 2024 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, interest rates, the banking regulatory environment and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

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

•
The forecast for real GDP in 2024 increased in the first quarter, from a projection of 1.40% for 2024 at the end of 2023 to 2.10% for 2024 with a slightly smaller increase for 2025, from a projection of 1.80% for 2025 at the end of 2023 to 2.00% for 2025. The unemployment rate remained fairly consistent to the end of 2023 with a steady trend expected throughout 2024 and 2025.

•	Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions as well as higher interest rates and cap rates.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Three Months Ended March 31, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	0	(786)	(216)	(127)	0	(87)	(2,360)	(3,576)
Recoveries	536	195	509	39	1	9	217	1,506
Provision	(731)	5,491	(1,005)	4,879	(4,389)	80	1,413	5,738

Ending balance	$11,700	$62,835	$74,295	$45,958	$55,525	$812	$11,780	$262,905

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(855)	(24)	(2,007)	(785)	(14)	(263)	(7,356)	(11,304)
Recoveries	187	1,233	1,729	697	80	28	687	4,641
Provision	(1,382)	18,183	(4,421)	5,028	11,457	484	1,805	31,154

Ending balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($93,570)	$105,165	($93,570)

Goodwill not subject to amortization	$1,888,889		$1,888,889

	December 31, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($92,660)	$0	$0	$105,165	($92,660)

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $910 and $1,279 for the quarters ended March 31, 2024 and 2023, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2023:

Year	Amount
2024	$3,639
2025	3,282
2026	2,758
2027	1,152
2028	560
2029 and thereafter	1,114
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
The unpaid principal balances of loans serviced for others were approximately $1,173,246 at March 31, 2024 and $1,202,448 at December 31, 2023.
The estimated fair value of the mortgage servicing rights was $13,439 and $13,427 at March 31, 2024 and December 31, 2023, respectively. The estimated fair value of servicing rights at March 31, 2024 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.19% to 11.15% with a weighted average discount rate of 10.59%, average constant prepayment rates (“CPR”) ranging from 7.62% to 9.96% with a weighted average prepayment rate of 9.16%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.65%. The estimated fair value of servicing rights at December 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.82% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 7.84% to 10.25% with a weighted average prepayment rate of 9.43%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.29%. Please refer to Note 13 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.

The following presents the activity in mortgage servicing rights, including their valuation allowance for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
MSRs beginning balance	$4,554	$21,022
Amount sold	0	(235)
Amount capitalized	0	145
Amount amortized	(313)	(945)

MSRs ending balance	$4,241	$19,987

MSRs valuation allowance beginning balance	$0	$0
Aggregate additions charged and recoveries credited to operations	0	0
MSRs impairment	0	0

MSRs valuation allowance ending balance	$0	$0

MSRs, net of valuation allowance	$4,241	$19,987

The Company did not record any temporary impairments on mortgage servicing rights for the three months ended March 31, 2024 and 2023.
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2024	March 31, 2023
Operating lease cost	Net occupancy expense	$5,671	$5,392
Sublease income	Net occupancy expense	(84)	(60)

Net lease cost		$5,587	$5,332

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$86,074	$86,986
Operating lease liabilities	Operating lease liabilities	$92,266	$92,885
Other information related to leases was as follows:

March 31, 2024
Weighted-average remaining lease term:
Operating leases	7.79 years
Weighted-average discount rate:
Operating leases	3.25%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,378	$5,487
ROU assets obtained in the exchange for lease liabilities	3,671	10,192
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2023, consists of the following as of March 31, 2024:

Year	Amount
2024	$13,586
2025	16,007
2026	14,469
2027	12,598
2028	10,616
Thereafter	38,715
Total lease payments	105,991

Less: imputed interest	(13,725)

Total	$92,266

9. SHORT-TERM BORROWINGS
At March 31, 2024 and December 31, 2023, short-term borrowings were as follows:

	As of March 31, 2024	As of December 31, 2023
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	207,727	196,095

Total short-term borrowings	$207,727	$196,095

Federal funds purchased and securities sold under agreements to repurchase have not been a significant source of funds for the company. The securities sold under agreements to repurchase were accounted for as collateralized financial transactions. They were recorded at the amounts at which the securities were acquired or sold plus accrued interest.
United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2024, United had no outstanding balance under this credit.
10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2024, United had an unused borrowing amount of approximately $7,001,680 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2024, $1,460,415 of FHLB advances with a weighted-average contractual interest rate of 5.43% and a weighted-average effective interest rate of 3.70% are scheduled to mature within the next two years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at March 31, 2024 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2024	$1,450,000
2025	10,415
2026	0
2027	0
2028 and thereafter	0

Total	$1,460,415

At March 31, 2024, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2024 and December 31, 2023, the outstanding balance of the Debentures was $279,019 and $278,616, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,817,449 and $6,851,890 of loan commitments outstanding as of March 31, 2024 and December 31, 2023, respectively, approximately 41% of which contractually expire within one year. Excluded in the December 31, 2023 amount above were commitments to extend credit of $416,095 related to mortgage loan funding commitments of United’s previous mortgage banking segment which were of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2024 and December 31, 2023, United had $16,113 and $16,233 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $155,354 and $147,705 as of March 31, 2024 and December 31, 2023, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of March 31, 2024 and December 31, 2023.
United has derivative counter-party risk that may arise from the possible inability of United’s mortgage banking third party investors to meet the terms of their forward sales contracts. United works with mortgage banking third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. United does not expect any third-party investor to fail to meet its obligation.

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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of March 31, 2024, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $16,625 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following March 31, 2024 related to the cash flow hedges. As of March 31, 2024, the maximum length of time over which forecasted transactions are hedged is six years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000 for asset derivatives as of March 31, 2024. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
United through its mortgage banking channel enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans with servicing either released or retained and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2024 and December 31, 2023.

	Asset Derivatives
	March 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$11,721	$761	Other assets	$12,032	$611

Total Fair Value Hedges		$11,721	$761		$12,032	$611
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$511,721	$761		$512,032	$611

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$3,565	$5	Other assets	$3,880	$93
TBA mortgage-backed securities	Other assets	19,060	16	Other assets	0	0

	Asset Derivatives
	March 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Interest rate lock commitments	Other assets	130,339	1,264	Other assets	99,278	1,144

Total derivatives not designated as hedging instruments		$152,964	$1,285		$103,158	$1,237

Total asset derivatives		$664,685	$2,046		$615,190	$1,848

	Liability Derivatives
	March 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$70,074	$23	Other liabilities	$77,115	$678
Interest rate lock commitments	Other liabilities	6,569	3	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$76,643	$26		$77,115	$678

Total liability derivatives		$76,643	$26		$77,115	$678

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2024 and December 31, 2023.

Derivatives in Fair Value Hedging Relationships	March 31, 2024
	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$11,721	$(777)	$0

Derivatives in Fair Value Hedging Relationships	December 31, 2023
	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$12,032	$(632)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2024	March 31, 2023
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$5	$89
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	6,352	4,915

Total derivatives in hedging relationships		$6,357	$5,004

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(89)	$(93)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	671	(499)
Interest rate lock commitments	Income from Mortgage Banking Activities	252	607

Total derivatives not designated as hedging instruments		$834	$15

Total derivatives		$7,191	$5,019

For the three months ended March 31, 2024 and 2023, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2024, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at March 31, 2024. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.001% to 0.392% with a weighted average increase of 0.140%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United, through its mortgage banking channel, enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United, through its mortgage banking channel, enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.001% to 0.392% with a weighted average increase of 0.140%.
For interest rate swap derivatives that are not designated in a hedge relationship within United’s mortgage banking activities, changes in the fair value of the derivatives are recognized in income from mortgage banking activities in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationships are included in noninterest income and noninterest expense, respectively.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2024 Using
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$434,111	$0	$434,111	$0
State and political subdivisions	528,301	0	528,301	0
Residential mortgage-backed securities

		Fair Value at March 31, 2024 Using
Description	Balance as of March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Agency	1,006,859	0	1,006,859	0
Non-agency	75,304	0	75,304	0
Commercial mortgage-backed securities Agency	453,713	0	453,713	0
Asset-backed securities	830,930	0	830,930	0
Single issue trust preferred securities	15,333	0	15,333	0
Other corporate securities	269,424	5,111	264,313	0

Total available for sale securities	3,613,975	5,111	3,608,864	0
Equity securities:
Financial services industry	168	168	0	0
Equity mutual funds (1)	3,439	3,439	0	0
Other equity securities	5,155	5,155	0	0

Total equity securities	8,762	8,762	0	0
Loans held for sale	44,426	0	4,164	40,262
Derivative financial assets :
Interest rate swap contracts	761	0	761	0
Forward sales commitments	5	0	0	5
TBA mortgage-backed securities	16	0	0	16
Interest rate lock commitments	1,264	0	128	1,136

Total derivative financial assets	2,046	0	889	1,157
Liabilities
Derivative financial liabilities :
TBA mortgage-backed securities	23	0	0	23
Interest rate lock commitments	3	0	0	3

Total derivative financial liabilities	26	0	0	26

		Fair Value at December 31, 2023 Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$0	$484,950	$0
State and political subdivisions	533,831	0	533,831	0
Residential mortgage-backed securities
Agency	1,049,941	0	1,049,941	0
Non-agency	90,611	0	90,611	0
Commercial mortgage-backed securities
Agency	459,298	0	459,298	0
Asset-backed securities	860,638	0	860,638	0
Single issue trust preferred securities	15,141	0	15,141	0
Other corporate securities	291,967	5,159	286,808	0

Total available for sale securities	3,786,377	5,159	3,781,218	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	3,524	3,524	0	0

		Fair Value at December 31, 2023 Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed income mutual funds	5,210	5,210	0	0

Total equity securities	8,945	8,945	0	0
Loans held for sale	56,261	0	4,283	51,978
Derivative financial assets:
Interest rate swap contracts	611	0	611	0
Forward sales commitments	93	0	60	33
Interest rate lock commitments	1,144	0	139	1,005

Total derivative financial assets	1,848	0	810	1,038
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	678	0	11	667

Total derivative financial liabilities	678	0	11	667
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024 and the year ended December 31, 2023.
The following tables present additional information about financial assets and liabilities measured at fair value at March 31, 2024 and December 31, 2023 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
March 31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Interest Rate Lock Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	149,142	0	0	0	0	0
Sales	(165,006)	0	0	0	0	0
Transfers other	0	16	(28)	131	(644)	3
Total gains during the period recognized in earnings	4,148	0	0	0	0	0

Balance, end of period	$40,262	$16	$5	$1,136	$23	$3

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(813)	$16	$5	$1,136	$23	$3

		Derivative Assets			Derivative Liabilities
December 31, 2023	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Interest Rate Lock Commitments
Balance, beginning of period	$44,871	$26	$6	$844	$213	$348
Originations	1,156,616	0	0	0	0	0
Sales	(1,179,612)	0	0	0	0	0
Transfers other	0	(26)	27	161	454	(348)
Total gains during the period recognized in earnings	30,103	0	0	0	0	0

Balance, end of period	$51,978	$0	$33	$1,005	$667	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,142	$0	$33	$1,005	$667	$0
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income from mortgage banking activities	$(836)	$788
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2024			December 31, 2023
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$43,378	$44,426	$1,048	$54,377	$56,261	$1,884
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2023. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. During the fourth quarter of 2023, United’s management formulated a plan to consolidate its mortgage delivery channels by consolidating George Mason’s and Crescent’s mortgage banking business into United Bank. As a result of this consolidation decision, United impaired the trade names intangibles at George Mason and Crescent to zero at December 31
, 2023. No fair value measurement of intangible assets was made during the first three months of 2024 and 2023.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at March 31, 2024 and December 31, 2023, refer to Note 7 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the quarter ended March 31, 2024 and 2023.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of March 31, 2024	Fair Value at March 31, 2024			YTD Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$53,018	$0	$52,450	$568	$(881)
OREO	2,670	0	2,584	86	0

Description	Balance as of December 31, 2023	Fair Value at December 31, 2023			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$45,308	$0	$44,722	$586	$314
OREO	2,615	0	2,615	0	(67)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

	Carrying Amount	Fair Value	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Cash and cash equivalents	$1,732,646	$1,732,646	$0	$1,732,646	$0
Securities available for sale	3,613,975	3,613,975	5,111	3,608,864	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	8,762	8,762	8,762	0	0

	Carrying Amount	Fair Value	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other securities	330,781	314,242	0	0	314,242
Loans held for sale	44,426	44,426	0	4,164	40,262
Net loans	21,257,171	20,476,689	0	0	20,476,689
Derivative financial assets	2,046	2,046	0	889	1,157
Mortgage servicing rights	4,241	13,439	0	0	13,439
Deposits	22,919,746	22,864,127	0	22,864,127	0
Short-term borrowings	207,727	207,727	0	207,727	0
Long-term borrowings	1,739,434	1,719,423	0	1,719,423	0
Derivative financial liabilities	26	26	0	0	26
December 31, 2023
Cash and cash equivalents	$1,598,943	$1,598,943	$0	$1,598,943	$0
Securities available for sale	3,786,377	3,786,377	5,159	3,781,218	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	8,945	8,945	8,945	0	0
Other securities	329,429	312,958	0	0	312,958
Loans held for sale	56,261	56,261	0	4,283	51,978
Net loans	21,099,847	20,463,710	0	0	20,463,710
Derivative financial assets	1,848	1,848	0	810	1,038
Mortgage servicing rights	4,554	13,427	0	0	13,427
Deposits	22,819,319	22,760,310	0	22,760,310	0
Short-term borrowings	196,095	196,095	0	196,095	0
Long-term borrowings	1,789,103	1,769,123	0	1,769,123	0
Derivative financial liabilities	678	678	0	11	667
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

Compensation expense of $3,266 and $2,713 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2024 and 2023, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of March 31, 2024, and the changes during the first three months of 2024 are presented below:

	Three Months Ended March 31, 2024
	Shares	Aggregate Intrinsic Value	Weighted Average
			Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2024	1,337,382			$35.47
Exercised	(25,991)			27.15
Forfeited or expired	(3,477)			27.49

Outstanding at March 31, 2024	1,307,914	$3,440	3.6	$35.66

Exercisable at March 31, 2024	1,307,914	$3,440	3.6	$35.66

The following table summarizes the status of United’s nonvested stock option awards during the first three months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	56,526	$5.65
Vested	(56,526)	5.65
Forfeited or expired	0	0.00

Nonvested at March 31, 2024	0	$0.00

During the three months ended March 31, 2024 and 2023, 25,991 and 55,796 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2024 and 2023 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2024 and 2023 was $207 and $722 respectively.
As of March 31, 2024, there was
no
unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of March 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $10,971 with a weighted-average expense recognition period of 1.6 years.

The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	333,932	$37.75
Granted	183,908	34.36
Vested	(187,258)	36.60
Forfeited	(5,215)	36.48

Nonvested at March 31, 2024	325,367	$36.51

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
The following table summarizes the status of United’s nonvested RSUs during the first three months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	363,502	$37.53
Granted	254,592	32.80
Vested	(127,536)	36.28
Forfeited or expired	(439)	34.72

Nonvested at March 31, 2024	490,119	$35.41

As of March 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $13,314 with a weighted-average expense recognition period of 2.0 years.
15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2024 and 2023.
Included in accumulated other comprehensive income at December 31, 2023 are unrecognized actuarial losses of $32,548 ($20,817 net of tax) that have not yet been recognized in net periodic pension cost.

Net periodic pension cost for the three months ended March 31, 2024 and 2023 included the following components:

	Three Months Ended March 31
	2024	2023
Service cost	$391	$461
Interest cost	1,719	1,736
Expected return on plan assets	(2,650)	(2,897)
Recognized net actuarial loss	550	775

Net periodic pension cost	$10	$75

Weighted-Average Assumptions:
Discount Rate	5.07%	5.25%
Expected return on assets	6.25%	7.25%
Rate of Compensation Increase (prior to age 40)	5.00%	5.00%
Rate of Compensation Increase (ages 40-54)	4.00%	4.00%
Rate of Compensation Increase (otherwise)	3.50%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2024 and 2023, the total amount of accrued interest related to uncertain tax positions was $773 and $525, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020, 2021 and 2022 and certain State Taxing authorities for the years ended December 31, 2020 through 2022.
United’s effective tax rate was 19.78% for the first quarter of 2024 and 19.92% for the first quarter of 2023.
17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31
	2024	2023
Net Income	$86,814	$98,307
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(3,119)	58,455
Related income tax effect	727	(13,620)
Net reclassification adjustment for gains included in net income	0	420
Related income tax effect	0	(98)

	(2,392)	45,157

Net effect of AFS securities on other comprehensive income	(2,392)	45,157

	Three Months Ended March 31
	2024	2023
Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	7,209	(4,416)
Related income tax effect	(1,680)	1,029
Net reclassification adjustment for gains included in net income	(6,352)	(4,915)
Related income tax effect	1,480	1,145

Net effect of cash flow hedge derivatives on other comprehensive income	657	(7,157)
Pension plan:
Recognized net actuarial loss	550	775
Related income tax benefit	(126)	(173)

Net effect of change in pension plan asset on other comprehensive income	424	602

Total change in other comprehensive income	(1,311)	38,602

Total Comprehensive Income	$85,503	$136,909

The components of accumulated other comprehensive income for the three months ended March 31, 2024 are as follows:
Changes in Accumulated Other Comprehensive Income (AOCI) by Component
(a)
For the Three Months Ended March 31, 2024

	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(278,819)	$39,955	$(20,817)	$(259,681)
Other comprehensive income before reclassification	(2,392)	5,529	0	3,137
Amounts reclassified from accumulated other comprehensive income	0	(4,872)	424	(4,448)

Net current-period other comprehensive (loss) income, net of tax	(2,392)	657	424	(1,311)

Balance at March 31, 2024	$(281,211)	$40,612	$(20,393)	$(260,992)

(a)	All amounts are net-of-tax.
Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2024

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for gains included in net income	$0	Net investment securities gains

	0	Total before tax
Related income tax effect	0	Income taxes

	0	Net of tax
Cash flow hedge:
Net reclassification adjustment for losses included in net income	$(6,352)	Interest expense

	(6,352)	Total before tax
Related income tax effect	1,480	Income taxes

	(4,872)	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Three Months Ended March 31, 2024
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Pension plan:
Recognized net actuarial loss	550 (a)
	550	Total before tax
Related income tax effect	(126)	Income taxes

	424	Net of tax

Total reclassifications for the period	$(4,448)

(a)	This AOCI component is included in the computation of net periodic pension cost (see Note 15, Employee Benefit Plans)
18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended March 31
	2024	2023
Distributed earnings allocated to common stock	$50,374	$48,450
Undistributed earnings allocated to common stock	36,242	49,611

Net earnings allocated to common shareholders	$86,616	$98,061

Average common shares outstanding	134,808,634	134,411,166
Common stock equivalents	312,746	429,162

Average diluted shares outstanding	135,121,380	134,840,328

Earnings per basic common share	$0.64	$0.73
Earnings per diluted common share	$0.64	$0.73
Antidilutive stock options and restricted stock outstanding of 1,198,358 for the three months ended March 31, 2024 were excluded from the earnings per diluted common share calculation as compared to 563,127 for the three months ended March 31, 2023.
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

United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At March 31, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these trusts w ere
$11,876 and $11,751, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At March 31, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $90,919 and $87,554, respectively, while related unfunded commitments were $65,039 and $63,539, respectively. As of March 31, 2024, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

20. SUBSEQUENT EVENT
Agreement to Acquire Piedmont Bancorp, Inc.
On May 9, 2024, United entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Piedmont Bancorp, Inc., a Georgia corporation (“Piedmont”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Piedmont will merge with and into United (the “Merger”), with United as the surviving corporation in the Merger. Immediately following
the Merger, Piedmont’s wholly-owned subsidiary, The Piedmont Bank, a state bank chartered under the laws of the State of Georgia, will merge with and into United’s wholly-owned subsidiary, United Bank, a state bank chartered under the laws of the Commonwealth of Virginia (the “Bank Merger”), with United Bank as the surviving bank in the Bank Merger. The Merger Agreement was approved and adopted by the board of directors of each of United and Piedmont.
Piedmont is a well-capitalized, single bank holding company headquartered in
Atlanta, Georgia

with total assets of approximately $2.1 billion, total loans of approximately $1.7 billion, total liabilities of approximately $1.9 billion, total deposits of approximately $1.8 billion, and total shareholders’ equity of approximately $195 million as of March 31, 2024. Piedmont is the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations

in the State of Georgia.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, $0.01 par value, of Piedmont (“Piedmont Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares of Piedmont Common Stock held by United and its subsidiaries, will be converted into the right to receive, without interest, (a) 0.300 of a share (the “Exchange Ratio”) of common stock, $2.50 par value, of United (“United Common Stock” and such consideration is hereinafter referred to as the “Merger Consideration”) and (b) cash in lieu of fractional shares.
At the Effective Time, (i) each option to purchase shares of Piedmont Common Stock will fully vest and will be cashed out based on a formula that takes into account the difference between the exercise price and the volume-weighted average of the closing sales price on Nasdaq of United Common Stock for the 10 full trading days ending on the second trading day immediately preceding the Effective Time and the Exchange Ratio, (ii) each warrant to purchase shares of Piedmont Common Stock will fully vest and holders will have the option to convert into the right to receive shares of United Common Stock based on the exchange ratio or be cashed out based on the same formula applicable to option holders, and (iii) each restricted stock grant, restricted stock unit grant and any other outstanding equity award with respect to Piedmont Common Stock that is subject to vesting will fully vest and be entitled to receive the Merger Consideration.
The completion of the Merger

and the Bank Merger are

subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals from the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions, regulatory filings with the Georgia Department of Banking and Finance, and the approval by the stockholders of Piedmont.
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

RECENT DEVELOPMENTS

During the first quarter of 2024, United consolidated its mortgage delivery channels by consolidating George Mason’s and Crescent’s mortgage origination and sales business with United Bank. United had previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023 as part of this consolidation. United continues to offer mortgage products through its bank mortgage channel with previous George Mason offices re-branded under the United umbrella. The consolidation streamlined operations and will enhance the customer experience.

Based on this consolidation of its mortgage delivery channels and an analysis performed at March 31, 2024 in accordance with ASC 280, “Segment Reporting,” United has concluded that it operates only in one reportable segment – community banking.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2024, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments, which are reviewed with the Audit Committee of the Board, are based on information available as of the date of the financial statements. Actual results could differ from these estimates. These policies, along with the disclosures presented in the financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, the calculation of the income tax provision, and the use of fair value measurements to account for certain financial instruments to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2024 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of March 31, 2024 were $30.03 billion, which was an increase of $102.32 million or less than 1% from December 31, 2023. This increase was mainly due to an increase of $133.70 million or 8.36% in cash and cash equivalents and an increase of $160.99 million or less than 1% in portfolio loans. These increases in assets were partly offset by a $171.24 million or 4.15% decrease in investment securities, an $11.84 million or 21.04% decrease in loans held for sale, and a $10.98 million or 3.97% decrease in other assets. Total liabilities increased $66.12 million or less than 1% from year-end 2023. Deposits increased $100.43 million or less than 1% and accrued expenses and other liabilities increased $6.14 million or 2.88%, which were partially offset by a $38.04 million or 1.92% decrease in borrowings. Shareholders’ equity increased $36.20 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2024 increased $133.70 million or 8.36% from year-end 2023. In particular, interest-bearing deposits with other banks increased $152.69 million or 11.39% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks decreased $19.01 million or 7.39%. Federal funds sold increased $16 thousand or 1.37%. During the first three months of 2024, net cash of $124.37 million and $11.77 million were provided by operating and financing activities, respectively, while net cash of $2.43 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2024 and 2023.

Securities

Total investment securities at March 31, 2024 decreased $171.24 million or 4.15%. Securities available for sale decreased $172.40 million or 4.55%. This change in securities available for sale reflects $248.05 million in purchases, $416.41 million in sales, maturities and calls of securities, and a decrease of $3.12 million in market value. The majority of the purchase activity was related to obligations of U.S. Government corporations and agencies. Equity securities were $8.76 million at March 31, 2024, a decrease of $183 thousand or 2.05% due mainly to a net decrease in fair value. Other investment securities were relatively flat from year-end 2023, increasing $1.35 million or less than 1% due to net purchases of investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2023:

(Dollars in thousands)	March 31 2024	December 31 2023	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$434,111	$484,950	$(50,839)	(10.48%)
State and political subdivisions	528,301	533,831	(5,530)	(1.04%)
Mortgage-backed securities	1,535,876	1,599,850	(63,974)	(4.00%)
Asset-backed securities	830,930	860,638	(29,708)	(3.45%)
Single issue trust preferred securities	15,333	15,141	192	1.27%
Other corporate securities	269,424	291,967	(22,543)	(7.72%)

Total available for sale securities, at fair value	$3,613,975	$3,786,377	$(172,402)	(4.55%)

The following table summarizes the changes in the held to maturity securities since year-end 2023:

(Dollars in thousands)	March 31 2024		December 31 2023		$ Change	% Change
State and political subdivisions	$981	(1)	$983	(2)	$(2)	(0.20%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,003		$(2)	(0.20%)

(1)	net of allowance for credit losses of $19 thousand.
(2)	net of allowance for credit losses of $17 thousand.

At March 31, 2024, gross unrealized losses on available for sale securities were $366.79 million. Securities with the most significant gross unrealized losses at March 31, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of March 31, 2024, United’s available for sale mortgage-backed securities had an amortized cost of $1.78 billion, with an estimated fair value of $1.54 billion. The portfolio consisted primarily of $1.18 billion in agency residential mortgage-backed securities with a fair value of $1.01 billion, $83.70 million in non-agency residential mortgage-backed securities with an estimated fair value of $75.30 million, and $507.89 million in commercial agency mortgage-backed securities with an estimated fair value of $453.71 million.

As of March 31, 2024, United’s available for sale state and political subdivisions securities had an amortized cost of $611.24 million, with an estimated fair value of $528.30 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of March 31, 2024.

As of March 31, 2024, United’s available for sale corporate securities had an amortized cost of $1.15 billion, with an estimated fair value of $1.12 billion. The portfolio consisted of $16.39 million in single issue trust preferred securities with an estimated fair value of $15.33 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $837.06 million and a fair value of $830.93 million and other corporate securities, with an amortized cost of $301.20 million and a fair value of $269.42 million.

United’s available for sale single issue trust preferred securities had a fair value of $15.33 million as of March 31, 2024. Of the $15.33 million, $7.11 million or 46.36% were investment grade; $3.04 million or 19.82% were split rated; and $5.18 million or 33.82% were unrated. The two largest exposures accounted for 80.19% of the $15.33 million. These included Truist Bank at $7.11 million and Emigrant Bank at $5.18 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the first quarter of 2024, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2024 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2024, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $44.43 million at March 31, 2024, a decrease of $11.84 million or 21.04% from year-end 2023. Loan sales in the secondary market exceeded originations during the first three months of 2024. Loan originations for the first three months of 2024 were $176.91 million while loans sales were $188.74 million.

Portfolio Loans

Loans, net of unearned income, increased $160.99 million or less than 1%. Since year-end 2023, commercial, financial and agricultural loans increased $285.82 million or 2.40% as a result of a $318.44 million or 3.83% increase in commercial real estate loans, which was partially offset by a $32.61 million or less than 1% decrease in commercial loans (not secured by real estate). Construction and land development loans decreased $150.57 million or 4.78%, residential real estate loans increased $95.15 million or 1.81%, and consumer loans decreased $71.02 million or 6.67% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2023:

(Dollars in thousands)	March 31 2024	December 31 2023	$ Change	% Change
Loans held for sale	$44,426	$56,261	$(11,835)	(21.04%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,624,746	$1,598,231	$26,515	1.66%
Nonowner-occupied commercial real estate	7,010,266	6,718,343	291,923	4.35%
Other commercial loans	3,539,826	3,572,440	(32,614)	(0.91%)

Total commercial, financial, and agricultural	$12,174,838	$11,889,014	$285,824	2.40%
Residential real estate	5,366,385	5,271,236	95,149	1.81%
Construction & land development	2,997,678	3,148,245	(150,567)	(4.78%)
Consumer:
Bankcard	9,431	9,962	(531)	(5.33%)
Other consumer	984,236	1,054,728	(70,492)	(6.68%)

Total gross loans	$21,532,568	$21,373,185	$159,383	0.75%
Less: Unearned income	(12,492)	(14,101)	1,609	(11.41%)

Total Loans, net of unearned income	$21,520,076	$21,359,084	$160,992	0.75%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $10.98 million or 3.97% from year-end 2023. Income tax receivable decreased $9.42 million due to timing differences, accounts receivable decreased $1.54 million, and dealer reserve decreased $2.09 million due to a decrease in indirect automobile financing. In addition, core deposit intangibles decreased $910 thousand due to amortization. Partially offsetting these decreases was an increase of $1.68 million in other prepaid assets, a $986 thousand increase in deferred tax assets, and a $208 thousand increase in derivative assets due to an increase in fair value.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2024 increased $100.43 million or less than 1%. In terms of composition, noninterest-bearing deposits decreased $131.73 million or 2.14% while interest-bearing deposits increased $232.16 million or 1.39% from December 31, 2023.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $131.73 million decrease in noninterest-bearing deposits was due mainly to a $99.65 million or 2.22% decrease in commercial noninterest-bearing deposits and a $32.30 million or 54.40% decrease in official checks. In addition, items in-process decreased $34.53 million. Partially offsetting these decreases in noninterest-bearing deposits was an increase in public noninterest-bearing deposits of $25.59 million or 16.24% and an increase in personal noninterest-bearing deposits of $7.96 million or less than 1%.

Interest-bearing deposits consist of interest-bearing transaction, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts decreased $145.62 million or 2.58% since year-end 2023 as the result of decreases of $57.60 million in personal interest-bearing transaction accounts, $81.28 million in commercial interest-bearing transaction accounts, and $6.74 million in public funds interest-bearing transaction accounts. Regular savings accounts decreased $22.71 million or 1.69% mainly as a result of a $14.63 million decrease in personal savings accounts and a $9.86 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $265.66 million or 4.18%. In particular, personal MMDAs increased $69.61 million while commercial MMDAs and public funds MMDAs increased $175.05 million and $21.00 million, respectively.

Time deposits under $100,000 increased $41.49 million or 3.89% from year-end 2023. This increase in time deposits under $100,000 was the result of a $45.06 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000. Partially offsetting this increase in deposits under $100,000 was a $3.36 million decrease in CDs under $100,000 obtained through the use of deposit listing services.

Since year-end 2023, time deposits over $100,000 increased $93.34 million or 4.13% as fixed rate CDs increased $109.62 million. Partially offsetting this increase in time deposits over $100,000, were decreases of $5.49 million in CDARS over $100,000, $4.36 million in brokered CDs, and $5.71 million in public funds CDs over $100,000.

The table below summarizes the changes by deposit category since year-end 2023:

(Dollars in thousands)	March 31 2024	December 31 2023	$ Change	% Change
Demand deposits	$6,017,349	$6,149,080	$(131,731)	(2.14%)
Interest-bearing checking	5,502,513	5,648,135	(145,622)	(2.58%)
Regular savings	1,322,553	1,345,258	(22,705)	(1.69%)
Money market accounts	6,615,111	6,349,453	265,658	4.18%
Time deposits under $100,000	1,107,580	1,066,092	41,488	3.89%
Time deposits over $100,000 (1)	2,354,640	2,261,301	93,339	4.13%

Total deposits	$22,919,746	$22,819,319	$100,427	0.44%

(1)	Includes time deposits of $250,000 or more of $905,829 and $842,118 at March 31, 2024 and December 31, 2023, respectively.

Borrowings

Total borrowings at March 31, 2024 decreased $38.04 million or 1.92% since year-end 2023. During the first three months of 2024, short-term borrowings increased $11.63 million or 5.93% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $49.67 million or 2.78% from year-end 2023 due to maturities of advances obtained from the FHLB during the first quarter of 2024.

The table below summarizes the change in the borrowing categories since year-end 2023:

(Dollars in thousands)	March 31 2024	December 31 2023	$ Change	% Change
Short-term securities sold under agreements to repurchase	$207,727	$196,095	$11,632	5.93%
Long-term FHLB advances	1,460,415	1,510,487	(50,072)	(3.31)%
Issuances of trust preferred capital securities	279,019	278,616	403	0.14%

Total borrowings	$1,947,161	$1,985,198	$(38,037)	(1.92)%

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2024 increased $6.14 million or 2.88% from year-end 2023. In particular, income taxes payable increased $12.44 million due to timing differences, business franchise taxes increased $2.60 million, and accrued loan expenses increased $7.44 million. In addition, interest payable increased $534 thousand due to an increase in CDs. Partially offsetting these increases was a decrease of $11.52 million in incentives payable due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2024 was $4.81 billion, which was an increase of $36.20 million or less than 1% from year-end 2023.

Retained earnings increased $36.60 million or 2.10% from year-end 2023. Earnings net of dividends for the first three months of 2024 were $36.60 million.

Accumulated other comprehensive income decreased $1.31 million or less than 1% from year-end 2023 due to a decrease of $2.39 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting this decrease was a $657 thousand increase in the fair value of cash flow hedges, net of deferred income taxes. The after-tax accretion of pension costs was $424 thousand for the first quarter of 2024.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2024	March 2023	December 2023
Income Statement Summary:
Interest income	$369,180	$329,303	$369,175
Interest expense	146,691	94,983	139,485

Net interest income	222,489	234,320	229,690
Provision for credit losses	5,740	6,890	6,875
Other income	32,212	32,744	33,675
Other expense	140,742	137,419	152,287

Income before income taxes	108,219	122,755	104,203
Income taxes	21,405	24,448	24,813

Net income	$86,814	$98,307	$79,390

Net income for the first quarter of 2024 was $86.81 million as compared to earnings of $98.31 million for the first quarter of 2023. Earnings for the first quarter of 2024, as compared to the first quarter of 2023, decreased primarily due to lower net interest income as a result of the impact of higher market interest rates on interest-bearing liabilities. Diluted earnings per share were $0.64 for the first quarter of 2024 and $0.73 for the first quarter of 2023. On a linked-quarter basis, net income for the fourth quarter of 2023 was $79.39 million or $0.59 per diluted share. The fourth quarter of 2023 included $11.99 million of noninterest expense for the FDIC special assessment levied on banking organizations as compared to an additional $1.81 million of noninterest expense for the first quarter of 2024 related to the FDIC’s revised loss estimates to the Deposit Insurance Fund.

United’s annualized return on average assets for the first three months of 2024 was 1.19% and return on average shareholders’ equity was 7.25% as compared to 1.35% and 8.72%, respectively, for the first three months of 2023. On a linked-quarter basis, United’s annualized return on average assets for the fourth quarter of 2024 was 1.08% and return on average shareholders’ equity was 6.70%. For the first three months of 2024, United’s annualized return on average tangible equity, a non-GAAP measure, was 11.98%, as compared to 14.97% for the first three months of 2023. On a linked-quarter basis, United’s annualized return on average tangible equity was 11.27% for the fourth quarter of 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023	December 31, 2023
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$86,814	$98,307	$79,390
(b) Number of Days	91	90	92
Average Total Shareholders’ Equity (GAAP)	$4,816,476	$4,570,288	$4,697,680
Less: Average Total Intangibles	(1,901,074)	(1,907,331)	(1,903,458)

(c) Average Tangible Equity (non-GAAP)	$2,915,402	$2,662,957	$2,794,222
Return on Average Tangible Equity (non-GAAP)\ [(a) / (b)] x 366 or 365 / (c)]	11.98%	14.97%	11.27%

Net interest income for the first quarter of 2024 decreased $11.83 million, or 5.05%, to $222.49 million from net interest income of $234.32 million for the first three months of 2023. The decrease of $11.83 million in net interest income occurred because total interest income increased $39.88 million while total interest expense increased $51.71 million from the first quarter of 2023. Net interest income for the first quarter of 2024 decreased $7.20 million, or 3.14%, from the fourth quarter of 2023. The decrease of $7.20 million in net interest income occurred because total interest income increased $5 thousand while total interest expense increased $7.21 million from the fourth quarter of 2023.

The provision for credit losses was $5.74 million for the first quarter of 2024 as compared to a provision for credit losses of $6.89 million for the first quarter of 2023. The decrease in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. On a linked-quarter basis, the provision for credit losses for the first quarter of 2024 declined $1.14 million from $6.88 million for the fourth quarter of 2023 due mainly to less portfolio loan growth as well as a change in the impact of reasonable and supportable forecasts of future macroeconomic conditions in the first quarter of 2024 as compared to the fourth quarter of 2023.

Noninterest income was $32.21 million for the first three months of 2024, a decrease of $532 thousand or 1.62% from the first three months of 2023 due mainly to a decrease in mortgage loan servicing income of $1.49 million partially offset by increased fees of $1.07 million from brokerage services. On a linked-quarter basis, noninterest income for the first quarter of 2024 decreased $1.46 million, or 4.34%, from the fourth quarter of 2023. The fourth quarter of 2023 included a $2.66 million gain from the payoff of a fixed rate commercial loan that had an associated interest rate swap derivative. Partially offsetting the decrease in noninterest income was a $907 thousand increase in fees from brokerage services.

Noninterest expense for the first quarter of 2024 was $140.74 million, an increase of $3.32 million or 2.42% from the first quarter of 2023 primarily due to increases in employee compensation and FDIC insurance expense partially offset by a decrease in other noninterest expense. On a linked-quarter basis, noninterest expense for the first quarter of 2024 decreased $11.55 million or 7.58% from the fourth quarter of 2023. This decrease in noninterest expense was driven by decreases in FDIC insurance expense and other noninterest expense partially offset by an increase in employee benefits.

Income taxes decreased $3.04 million or 12.45% for the first three months of 2024 as compared to the first three months of 2023 primarily due to decreased earnings and a slightly lower effective tax rate. On a linked-quarter basis, income taxes decreased $3.41 million or 13.73% for the first quarter of 2024 as compared to the fourth quarter of 2023 due mainly to a lower effective tax rate partially offset by higher earnings. The effective tax rate was 19.78% and 19.92% and for the first quarter of 2024 and 2023, respectively. The effective tax rate was 23.81% for the fourth quarter of 2023.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2024 and 2023, are presented below.

Net interest income for the first quarter of 2024 was $222.49 million, which was a decrease of $11.83 million or 5.05% from the first quarter of 2023. The $11.83 million decrease in net interest income occurred because total interest income increased $39.88 million while total interest expense increased $51.71 million from the first quarter of 2023. On a linked-quarter basis, net interest income for the first quarter of 2024 decreased $7.20 million, or 3.14%, from the fourth quarter of 2023. The $7.20 million decrease in net interest income occurred because total interest income increased $5 thousand while total interest expense increased $7.21 million from the fourth quarter of 2023.

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

Tax-equivalent net interest income for the first quarter of 2024 was $223.36 million, which was a decrease of $12.09 million or 5.14% from the first quarter of 2023. The decrease in net interest income and tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, an increase in average interest-bearing deposits and a decrease in loan fees partially offset by the impact of rising market interest rates on earning assets, organic loan growth and a decrease in average long-term borrowings. The average cost of funds increased 104 basis points from the first quarter of 2023 to 3.21% driven by an increase in the yield on average interest-bearing deposits of 127 basis points. Average interest-bearing deposits increased $1.48 billion or 9.73% from the first quarter of 2023.

Acquired loan accretion income for the first quarter of 2024 decreased $613 thousand from the first quarter of 2023. Loan fees for the first quarter of 2024 decreased $351 thousand from the first quarter of 2023. The yield on average earning assets increased 60 basis points from the first quarter of 2023 to 5.70% driven by an increase in the yield on average net loans of 53 basis points. Average net loans increased $800.47 million, or 3.91%, from the first quarter of 2023. The net interest margin of 3.44% for the first quarter of 2024 was a decrease of 19 basis points from the net interest margin of 3.63% for the first quarter of 2023.

On a linked-quarter basis, tax-equivalent net interest income for the first quarter of 2024 decreased $7.20 million, or 3.12%, from the fourth quarter of 2023. The decrease in net interest income and tax-equivalent net interest income was primarily due to higher interest expense driven by the impact of deposit rate repricing and a decrease in loan fees. The yield on average interest-bearing deposits increased 15 basis points to 3.10% for the first quarter of 2024. Overall, the average cost of funds for the first quarter of 2024 increased 14 basis points from the fourth quarter of 2023. In comparison, the yield on average earning assets for the first quarter of 2024 increased 2 basis points from the fourth quarter of 2023. Loan fees for the first quarter of 2024 decreased $677 thousand from the fourth quarter of 2023. Acquired loan accretion income for the first quarter of 2024 decreased $521 thousand from the fourth quarter of 2023. Average earning assets for the first quarter of 2024 were relatively flat from the fourth quarter of 2023, increasing $211.65 million or less than 1%. Average net loans increased $224.86 million or 1.07% and average short-term investments increased $63.23 million or 7.72% while average investments decreased $76.44 million or 1.90%. The net interest margin of 3.44% for the first quarter of 2024 was a decrease of 11 basis points from the net interest margin of 3.55% for the fourth quarter of 2023.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2024, March 31, 2023 and December 31, 2023:

	Three Months Ended
(Dollars in thousands)	March 31 2024	March 31 2023	December 31 2023
Loan accretion	$2,506	$3,119	$3,027
Certificates of deposit	171	356	201
Long-term borrowings	(331)	(353)	(333)

Total	$2,346	$3,122	$2,895

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2024, March 31, 2023 and December 31, 2023.

	Three Months Ended
(Dollars in thousands)	March 31 2024	March 31 2023	December 31 2023
Net interest income, GAAP basis	$222,489	$234,320	$229,690
Tax-equivalent adjustment (1)	872	1,135	866

Tax-equivalent net interest income	$223,361	$235,455	$230,556

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2024 and 2023 and December 31, 2023. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2024 and 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2024 and 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$882,656	$12,303	5.61%	$936,394	$10,983	4.76%
Investment Securities:
Taxable	3,743,157	34,722	3.71%	4,404,864	36,259	3.29%
Tax-exempt	212,375	1,474	2.78%	387,671	2,740	2.83%

Total Securities	3,955,532	36,196	3.66%	4,792,535	38,999	3.26%
Loans, net of unearned income (2)(3)	21,508,611	321,553	6.01%	20,683,610	280,456	5.49%
Allowance for loan losses	(259,341)			(234,809)

Net loans (2)(3)	21,249,270		6.08%	20,448,801		5.55%

Total earning assets	26,087,458	$370,052	5.70%	26,177,730	$330,438	5.10%

Other assets	3,344,925			3,334,559

TOTAL ASSETS	$29,432,383			$29,512,289

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$16,663,765	$128,377	3.10%	$15,186,632	$68,592	1.83%
Short-term borrowings	203,570	2,082	4.11%	166,614	1,157	2.82%
Long-term borrowings	1,500,237	16,232	4.35%	2,417,999	25,234	4.23%

Total Interest-Bearing Funds	18,367,572	146,691	3.21%	17,771,245	94,983	2.17%

Noninterest-bearing deposits	5,941,866			6,897,030
Accrued expenses and other liabilities	306,469			273,726

TOTAL LIABILITIES	24,615,907			24,942,001
SHAREHOLDERS’ EQUITY	4,816,476			4,570,288

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,432,383			$29,512,289

NET INTEREST INCOME		$223,361			$235,455

INTEREST SPREAD			2.49%			2.93%
NET INTEREST MARGIN			3.44%			3.63%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2024 and December 31, 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2024 and December 31, 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2024			Three Months Ended December 31, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$882,656	$12,303	5.61%	$819,431	$11,570	5.60%
Investment Securities:
Taxable	3,743,157	34,722	3.71%	3,836,498	35,710	3.72%
Tax-exempt	212,375	1,474	2.78%	195,471	1,471	3.01%

Total Securities	3,955,532	36,196	3.66%	4,031,969	37,181	3.69%
Loans, net of unearned income (2)(3)	21,508,611	321,553	6.01%	21,279,444	321,290	6.00%
Allowance for loan losses	(259,341)			(255,032)

Net loans (2)(3)	21,249,270		6.08%	21,024,412		6.07%

Total earning assets	26,087,458	$370,052	5.70%	25,875,812	$370,041	5.68%

Other assets	3,344,925			3,288,334

TOTAL ASSETS	$29,432,383			$29,164,146

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$16,663,765	$128,377	3.10%	$16,414,152	$122,132	2.95%
Short-term borrowings	203,570	2,082	4.11%	198,453	1,998	3.99%
Long-term borrowings	1,500,237	16,232	4.35%	1,394,361	15,355	4.37%

Total Interest-Bearing Funds	18,367,572	146,691	3.21%	18,006,966	139,485	3.07%

Noninterest-bearing deposits	5,941,866			6,175,309
Accrued expenses and other liabilities	306,469			284,191

TOTAL LIABILITIES	24,615,907			24,466,466
SHAREHOLDERS’ EQUITY	4,816,476			4,697,680

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,432,383			$29,164,146

NET INTEREST INCOME		$223,361			$230,556

INTEREST SPREAD			2.49%			2.61%
NET INTEREST MARGIN			3.44%			3.55%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $5.74 million for the first quarter of 2024 as compared to a provision for credit losses of $6.89 million for the first quarter of 2023. On a linked-quarter basis, the provision for credit losses for the fourth quarter of 2023 was $6.88 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended March 31, 2024, the provision for loan and lease losses was a $5.74 million as compared to a provision for loan and lease losses of $6.89 million for the quarter ended March 31, 2023. The lower amount of provision expense for the first quarter of 2024 compared to the first quarter of 2023 was mainly due to less credit deterioration expected within the portfolios for 2024 as compared to 2023. Net charge-offs were $2.07 million for the first quarter of 2024 compared to net charge-offs were $1.14 million for the first quarter of 2023. The higher amount of net charge-offs for 2024 as compared to 2023 was primarily due to increased charge-offs within the consumer portfolio. On a linked-quarter basis, the provision for loan and lease losses for the fourth quarter of 2023 was $6.88 million. The decline of $1.14 million for the first quarter of 2024 from the fourth quarter of 2023 was due mainly to a greater amount of recoveries in the first quarter of 2024 compared to fourth quarter of 2023, primarily in the commercial real estate owner-occupied portfolio and other commercial portfolio. Net charge-offs were $2.53 million for the fourth quarter of 2023. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2024 were 0.04% as compared to annualized net charge-offs of 0.02% for the first quarter of 2023 and annualized net charge-offs of 0.05% for the fourth quarter of 2023.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at March 31, 2024 and December 31, 2023:

(In thousands)	March 31 2024	December 31 2023
Nonaccrual loans	$63,053	$30,919
Loans past due 90 days of more	11,329	14,579

Total nonperforming loans	$74,382	$45,498
Other real estate owned	2,670	2,615

Total nonperforming assets	$77,052	$48,113

The increase of $32.13 million in nonaccrual loans from December 31, 2023 to March 31, 2024 was due mainly to the transfer to nonaccrual of one significant commercial lending relationship.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2024, the allowance for credit losses was $305.82 million as compared to $303.94 million at December 31, 2023.

At March 31, 2024, the allowance for loan and lease losses was $262.91 million as compared to $259.24 million at December 31, 2023. The slight increase in the allowance for loan and lease losses was primarily driven by increases in the reserves for the commercial real estate, both owner and non-owner occupied, the residential real estate and the other commercial loans segments due to increased outstanding loan balances and increased adjustments resulting from the reasonable and supportable forecast. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.22% at March 31, 2024 and 1.21% at December 31, 2023. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 353.45% and 569.78% at March 31, 2024 and December 31, 2023, respectively. The increase in this ratio was due mainly to an increase in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The first quarter of 2024 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, interest rates, the banking regulatory environment and geopolitical conflict when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP in 2024 increased in the first quarter, from a projection of 1.40% for 2024 at the end of 2023 to 2.10% for 2024 with a slightly smaller increase for 2025, from a projection of 1.80% for 2025 at the end of 2023 to 2.00% for 2025. The unemployment rate remained fairly consistent to the end of 2023 with a steady trend expected throughout 2024 and 2025.

•	Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions as well as higher interest rates and cap rates.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at March 31, 2024 produced increased reserves in two of the four loan categories as compared to December 31, 2023. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $3.99 million due to increased outstanding balances and increased reasonable and supportable forecast adjustments particularly as it pertains to office loans. The residential real estate segment reserve increased $4.79 million due primarily to increased outstanding balances. The real estate construction and development loan segment reserve decreased $4.39 million due to decreased outstanding balances. The consumer loan segment reserve decreased $728 thousand primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $18.02 million at March 31, 2024 and $13.15 million at December 31, 2023. In comparison to the prior year-end, this element of the allowance increased $4.87 million due to the downgrade of a commercial real estate non-owner occupied loan.

Management believes that the allowance for credit losses of $305.82 million at March 31, 2024 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the first quarter of 2024 and 2023 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand and $17 thousand as of March 31, 2024 and December 31, 2023, respectively. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2024 and 2023 and no allowance for credit losses on available for sale investment securities as of March 31, 2024 and December 31, 2023.

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

Noninterest income for the first quarter of 2024 was $32.21 million, a decrease of $532 thousand or 1.62% from the first quarter of 2023 driven by decreases in mortgage loan servicing income and mortgage banking income partially offset by an increase in fees from brokerage services and lower net losses on investment securities transactions.

Mortgage loan servicing income for the first quarter of 2024 decreased $1.49 million or 65.33% from the first quarter of 2023. The decrease in mortgage loan servicing income was due to lower mortgage servicing rights (“MSRs”) balances after the sale of MSRs during the second quarter of 2023.

Income from mortgage banking activities totaled $5.30 million for the first quarter of 2024 compared to $6.38 million for the first quarter of 2023. The decrease of $1.09 million or 17.01% for the first quarter of 2024 was mainly due to a decrease in the fair value of loans held for sale. Mortgage loan sales were $188.74 million in the first quarter of 2024 as compared to $166.51 million in the first quarter of 2023. Mortgage loans originated for sale were $176.91 million for the first quarter of 2024 as compared to $177.81 million for the first quarter of 2023.

Fees from brokerage services for the first quarter of 2024 increased $1.07 million or 25.40% from the first quarter of 2023. The increase was primarily due to higher volume.

United recorded a net loss on investment securities of $99 thousand for the first quarter of 2024 as compared to a net loss on investment securities of $405 thousand for the first quarter of 2023 driven primarily by a net loss of $420 thousand on the sale of AFS securities in last year’s first quarter.

On a linked-quarter basis, noninterest income for the first quarter of 2024 decreased $1.46 million, or 4.34%, from the fourth quarter of 2023 driven by a decrease of $3.00 million in other noninterest income. The fourth quarter of 2023 included a $2.66 million gain from the payoff of a fixed rate commercial loan that had an associated interest rate swap derivative. Partially offsetting the decrease in noninterest income was a $907 thousand increase in fees from brokerage services primarily due to higher volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2024 was $140.74 million, which was an increase of $3.32 million or 2.42% from the first quarter of 2023.

Employee compensation for the first quarter of 2024 increased $3.88 million or 7.00% when compared to the first quarter of 2023. The increase in employee compensation was driven by higher employee incentives, commissions, base salaries and employee severance.

Employee benefits expense for the first quarter of 2024 increased $1.24 million or 9.20% from the first quarter of 2023. This increase was primarily due to higher amounts of expense for postretirement benefits.

Mortgage servicing and impairment expense decreased $869 thousand or 46.13% due to a lower amount of loans serviced.

FDIC expense increased $1.87 million or 40.72% from the first quarter of 2023 due to an additional special assessment accrual of $1.81 million resulting from the FDIC’s revised loss estimates to the Deposit Insurance Fund.

Other expense for the first quarter of 2024 decreased $2.69 million or 7.77% from the first quarter of 2023. Within other expenses, the most significant decrease was the expense for the reserve for unfunded commitments of $4.39 million due to lower amount of outstanding loan commitments. Partially offsetting this decrease was an increase in the amortization of investment tax credits of $950 thousand.

On a linked-quarter basis, noninterest expense for the first quarter of 2024 decreased $11.55 million, or 7.58%, from the fourth quarter of 2023. This decrease in noninterest expense was driven by decreases in FDIC insurance expense of $10.17 million and other noninterest expense of $8.02 million partially offset by an increase in employee benefits of $4.90 million and employee compensation of $1.46 million. The fourth quarter of 2023 included $11.99 million of expense for the FDIC special assessment. The first quarter of 2024 included an additional expense of $1.81 million related to the FDIC special assessment stemming from the FDIC’s revised loss estimates. The decrease of $8.02 million in other noninterest expense was driven primarily by decreases of $2.73 million in the expense for the reserve for unfunded commitments, $1.23 million of expense related to community development lending programs and $1.22 million of amortization for investment tax credits. Additionally, other noninterest expense for the fourth quarter of 2023 included $1.28 million related to trade name intangible impairments. The decrease in the expense for the reserve for unfunded loan commitments was driven by a decrease in the outstanding balance of loan commitments. The increase in employee benefits was primarily driven by higher postretirement benefit costs and higher Federal Insurance Contributions Act (“FICA”) costs. Employee compensation for the first quarter of 2024 increased due mainly to higher amount of base salaries and approximately $240 thousand of severance expense associated with the mortgage delivery channel consolidation.

Income Taxes

For the first quarter of 2024, income tax expense was $21.41 million as compared to $24.45 million for the first quarter of 2023. The decrease of $3.04 million was primarily due to decreased earnings and lower effective tax rate. On a linked-quarter basis, income tax expense decreased $3.41 million primarily due to a lower effective tax rate partially offset by higher earnings. United’s effective tax rate was 19.78% for the first quarter of 2024, 19.92% for the first quarter of 2023 and 23.81% for the fourth quarter of 2023.

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

During the first quarter of 2024, United increased its interest-bearing deposit balance at the FRB by $135.62 million to $1.38 billion. The change in the balance at the FRB was mostly the result of a $100.43 million increase in total deposits and $168.36 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by a $50.07 million decrease in FHLB advances.

For the three months ended March 31, 2024, cash of $124.37 million was provided by operating activities due mainly to net income of $86.81 million. In addition, proceeds from the sale of mortgage loans in the secondary market exceeded originations by $17.14 million. Net cash of $2.43 million was used in investing activities which was primarily due to loan growth of $160.68 million and net purchases of $4.71 million in bank premises and equipment over sales proceeds mostly offset by $162.81 million of net proceeds from sales of investment securities over purchases. During the first three months of 2024, net cash of $11.77 million was provided by financing activities due primarily to growth of $100.60 million in deposits partially offset by cash dividends paid of $50.14 million and the net repayment of $50.00 million in FHLB borrowings during the quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $133.70 million for the first three months of 2024.

At March 31, 2024, United had an unused borrowing amount at the FHLB of approximately $7.00 billion subject to delivery of collateral after certain trigger points, $2.86 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at March 31, 2024. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at March 31, 2024. At March 31, 2024, United’s borrowing capacity for the FRB Discount Window was $2.53 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first quarter of 2024.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.55% at March 31, 2024 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.22%, 13.22% and 11.41%, respectively. The March 31, 2024 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.81 billion at March 31, 2024, which was relatively flat from December 31, 2023, increasing $36.20 million or less than 1%. This increase is primarily due to increases of $36.60 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 16.01% at March 31, 2024 as compared to 15.94% at December 31, 2023. The primary capital ratio, capital and reserves to total assets and reserves, was 16.86% at March 31, 2024 as compared to 16.79% at December 31, 2023. United’s average equity to average asset ratio was 16.36% for the first quarter of 2024 as compared to 15.49% the first quarter of 2023. All of these financial measurements reflect a financially sound position.

During the first quarter of 2024, United’s Board of Directors declared a cash dividend of $0.37 per share. Total cash dividends declared were $50.21 million for the first quarter of 2024 which was an increase of $1.49 million or 3.07% from dividends declared of $48.72 million for the first quarter of 2023.

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

Management of interest rate risk focuses on maintaining consistent growth in net interest income within Board-approved policy limits. United’s Asset/Liability Management Committee (“ALCO”), which includes senior management representatives and reports to the Board, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates. Policy established for interest rate risk is stated in terms of the change in net interest income over a one-year and two-year horizon given an immediate and sustained increase or decrease in interest rates. The current limits approved by the Board are structured on a staged basis with each stage requiring specific actions.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2024 and December 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2024	December 31, 2023
+200	(0.62%)	(0.28%)
+100	0.07%	0.24%
-100	2.82%	2.66%
-200	4.31%	4.35%

At March 31, 2024, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 0.07% over one year as compared to an increase by 0.24% at December 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would decrease net interest income by an estimated 0.62% over one year as of March 31, 2024, as compared to a decrease of 0.28% as of December 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 2.82% over one year as of March 31, 2024 as compared to an increase of 2.66%, over one year as of December 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 4.31% over one year as of March 31, 2024 as compared to an increase of 4.35% over one year as of December 31, 2023.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.94% in year two as of March 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.80% in year two as of March 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.46% in year two as of March 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.76% in year two as of March 31, 2024.

While it is unlikely market rates would immediately move 100 or 200 basis points upward or downward on a sustained basis, this is another tool used by management and the Board to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board.

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

At March 31, 2024, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $745.1 million or 42% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.7 years and a weighted average yield of 2.09%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.9%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 12.2%.

United had approximately $487.9 million in fixed rate commercial mortgage backed securities (“CMBS”) with a projected yield of 1.94% and a projected average life of 4.5 years on March 31, 2024. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.3 years.

United had approximately $22.9 million in 15-year mortgage backed securities with a projected yield of 1.98% and a projected average life of 4.6 years as of March 31, 2024. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 4.2 years and a WAM of 11.1 years.

United had approximately $318.9 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 6.7 years on March 31, 2024. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 3 years and a WAM of 16.8 years.

United had approximately $151.3 million in 30-year mortgage backed securities with a projected yield of 2.65% and a projected average life of 7.8 years on March 31, 2024. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 4.6 years and a WAM of 23.7 years.

The remaining 3% of the mortgage related securities portfolio on March 31, 2024, included floating rate CMO, CMBS, and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2024 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

United and its subsidiaries are currently involved in various legal proceedings in the normal course of business. Management is vigorously pursuing all its legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on United’s financial position.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2023 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended March 31, 2024 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2024	0	$0.00	0	4,371,239
2/01 – 2/29/2024	29,896	$34.43	0	4,371,239
3/01 – 3/31/2024	0	$0.00	0	4,371,239

Total	29,896	$34.43	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2024 – 29,891shares were exchanged by participants in United’s long-term incentive plans at an average price of $34.43.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2024, the following shares were purchased for the deferred compensation plan: February 2024 – 5 shares at an average price of $37.30.

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

Item 3. DEFAULTS UPON SENIOR SECURITIE
S
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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1 trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.

Item 6. EXHIBITS

Index to exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No. 002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No. 002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No. 002-86947)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC. (Registrant)

Date: May 10, 2024	/s/ Richard M. Adams, Jr.
	Name:	Richard M. Adams, Jr.
	Title:	Chief Executive Officer

Date: May 10, 2024	/s/ W. Mark Tatterson
	Name:	W. Mark Tatterson
	Title:	Chief Financial Officer