Form 10-Q
period 2024-06-30
UNITED BANKSHARES INC/WV
filed 2024-08-09
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
 3

, 2024
, the registrant had
135,219,078
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2024 and December 31, 2023, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30	December 31
	2024	2023
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$241,306	$257,153
Interest-bearing deposits with other banks	1,616,347	1,340,620
Federal funds sold	1,208	1,170

Total cash and cash equivalents	1,858,861	1,598,943
Securities available for sale at estimated fair value (amortized cost-$3,679,539 at June 30, 2024 and $4,149,895 at December 31, 2023, allowance for credit losses of $0 at June 30, 2024 and December 31, 2023)	3,315,726	3,786,377
Securities held to maturity, net of allowance for credit losses of $19 at June 30, 2024 and $17 at December 31, 2023 (estimated fair value-$1,020 at June 30, 2024 and December 31, 2023)	1,001	1,003
Equity securities at estimated fair value	11,094	8,945
Other investment securities	322,761	329,429
Loans held for sale measured using fair value option	66,475	56,261
Loans and leases	21,610,427	21,373,185
Less: Unearned income	(11,700)	(14,101)

Loans and leases, net of unearned income	21,598,727	21,359,084
Less: Allowance for loan and lease losses	(267,423)	(259,237)

Net loans and leases	21,331,304	21,099,847
Bank premises and equipment	189,813	190,520
Operating lease right-of-use assets	83,045	86,986
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	3,934	4,554
Bank-owned life insurance (“BOLI”)	493,498	486,895
Accrued interest receivable	110,042	111,420
Other assets	280,975	276,413

TOTAL ASSETS	$29,957,418	$29,926,482

Liabilities
Deposits:
Noninterest-bearing	$5,931,712	$6,149,080
Interest-bearing	17,134,728	16,670,239

Total deposits	23,066,440	22,819,319
Borrowings:
Securities sold under agreements to repurchase	203,519	196,095
Federal Home Loan Bank (“FHLB”) borrowings	1,210,343	1,510,487
Other long-term borrowings	279,421	278,616
Reserve for lending-related commitments	40,739	44,706
Operating lease liabilities	89,308	92,885
Accrued expenses and other liabilities	211,015	213,134

TOTAL LIABILITIES	25,100,785	25,155,242
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,541,516 and 142,257,646 at June 30, 2024 and December 31, 2023, respectively, including 7,345,812 and 7,308,583 shares in treasury at June 30, 2024 and December 31, 2023, respectively	356,354	355,644
Surplus	3,186,388	3,181,764
Retained earnings	1,828,523	1,745,619
Accumulated other comprehensive loss	(261,229)	(259,681)
Treasury stock, at cost	(253,403)	(252,106)

TOTAL SHAREHOLDERS’ EQUITY	4,856,633	4,771,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,957,418	$29,926,482

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$326,253	$294,358	$647,244	$574,254
Interest on federal funds sold and other short-term investments	12,787	12,706	25,090	23,689
Interest and dividends on securities:
Taxable	33,968	36,721	68,690	72,980
Tax-exempt	1,176	2,147	2,340	4,312

Total interest income	374,184	345,932	743,364	675,235
Interest expense
Interest on deposits	132,425	91,577	260,802	160,169
Interest on short-term borrowings	2,206	1,489	4,288	2,646
Interest on long-term borrowings	13,838	25,405	30,070	50,639

Total interest expense	148,469	118,471	295,160	213,454

Net interest income	225,715	227,461	448,204	461,781
Provision for credit losses	5,779	11,440	11,519	18,330

Net interest income after provision for credit losses	219,936	216,021	436,685	443,451
Other income
Fees from trust services	4,744	4,516	9,390	9,296
Fees from brokerage services	4,959	3,918	10,226	8,118
Fees from deposit services	9,326	9,325	18,297	18,687
Bankcard fees and merchant discounts	1,355	1,707	3,228	3,414
Other service charges, commissions, and fees	869	949	1,727	2,087
Income from bank-owned life insurance	2,549	2,022	4,967	3,913
Income from mortgage banking activities	3,901	7,907	9,199	14,291
Mortgage loan servicing income	783	9,841	1,572	12,117
Net investment securities losses	(218)	(7,336)	(317)	(7,741)
Other income	1,955	2,329	4,146	3,740

Total other income	30,223	35,178	62,435	67,922
Other expense
Employee compensation	58,501	58,502	117,794	113,916
Employee benefits	12,147	12,236	26,818	25,671
Net occupancy expense	11,400	11,409	23,743	23,242
Other real estate owned (“OREO”) expense	268	315	427	982
Net losses (gains) on the sales of OREO properties	32	16	(51)	(27)
Equipment expense	7,548	8,026	14,401	15,022
Data processing expense	7,290	7,256	14,753	14,729
Mortgage loan servicing expense and impairment	1,011	1,699	2,026	3,583
Bankcard processing expense	602	536	1,218	1,058
FDIC insurance expense	5,058	4,570	11,513	9,157
Other expense	30,917	30,723	62,874	65,374

Total other expense	134,774	135,288	275,516	272,707

Income before income taxes	115,385	115,911	223,604	238,666
Income taxes	18,878	23,452	40,283	47,900

Net income	$96,507	$92,459	$183,321	$190,766

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Earnings per common share:
Basic	$0.71	$0.68	$1.36	$1.42

Diluted	$0.71	$0.68	$1.35	$1.41

Average outstanding shares:
Basic	135,137,901	134,683,010	134,881,314	134,472,074
Diluted	135,314,785	134,849,818	135,103,288	134,748,868
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net income	$96,507	$92,459	$183,321	$190,766
Change in net unrealized gain (loss) on available-for-sale (“AFS”) securities, net of tax	2,166	(20,595)	(226)	24,562
Change in net unrealized (loss) gain on cash flow hedge, net of tax	(2,827)	3,444	(2,170)	(3,713)
Change in pension plan assets, net of tax	424	603	848	1,205

Comprehensive income, net of tax	$96,270	$75,911	$181,773	$212,820

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)
	Six Months Ended June 30, 2024
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	356,341	3,183,198	1,782,220	(260,992)	(253,326)	4,807,441
Comprehensive income:
Net income	0	0	0	96,507	0	0	96,507
Other comprehensive loss, net of tax	0	0	0	0	(237)	0	(237)

Total comprehensive income, net of tax							96,270
Stock based compensation expense	0	0	3,004	0	0	0	3,004
Purchase of treasury stock (65 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.37 per share)	0	0	0	(50,204)	0	0	(50,204)
Stock grant forfeiture (2,053 shares)	0	0	76	0	0	(76)	0
Net issuance of common stock under stock-based compensation plans (5,147 shares)	5,147	13	110	0	0	0	123

Balance at June 30, 2024	142,541,516	$356,354	$3,186,388	$1,828,523	$(261,229)	$(253,403)	$4,856,633

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)
	Six Months Ended
	June 30
	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$185,556	$183,091
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	96,093	181,637
Proceeds from maturities and calls of securities available for sale	1,115,672	481,428
Purchases of securities available for sale	(748,891)	(107,795)
Proceeds from sales of equity securities	5,229	98
Purchases of equity securities	(633)	(994)
Proceeds from sales and redemptions of other investment securities	109,901	89,888
Purchases of other investment securities	(111,807)	(102,358)
Redemption of bank-owned life insurance policies	0	429
Purchases of bank premises and equipment	(7,745)	(6,725)
Proceeds from sales of bank premises and equipment	94	2,465
Proceeds from sales of mortgage servicing rights	0	23,450
Proceeds from the sales of OREO properties	377	1,081
Net change in loans	(238,181)	(205,955)

NET CASH PROVIDED BY INVESTING ACTIVITIES	220,109	356,649

FINANCING ACTIVITIES
Cash dividends paid	(100,324)	(97,266)
Acquisition of treasury stock	(1,031)	(1,375)
Proceeds from exercise of stock options	825	1,563
Repayment of long-term Federal Home Loan Bank borrowings	(1,500,000)	(1,900,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	1,200,000	1,900,000
Redemption of subordinated debt	0	(10,250)
Changes in:
Deposits	247,359	67,252
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	7,424	16,041

NET CASH USED IN FINANCING ACTIVITIES	(145,747)	(24,035)

Increase in cash and cash equivalents	259,918	515,705
Cash and cash equivalents at beginning of year	1,598,943	1,176,652

Cash and cash equivalents at end of period	$1,858,861	$1,692,357

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$119	$3,672
Right-of-use assets obtained in the exchange for lease liabilities	4,907	18,365
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2024 and 2023 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2023 has been extracted from the audited financial statements included in United’s 2023 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2023 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of June 30, 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.
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
Income or Loss Applicable to Common Stock.” ASU
2023-03
amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 – General Revision of Regulation
S-X:
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
Piedmont is a well-capitalized, single bank holding company headquartered in Atlanta, Georgia with total assets of approximately $2.1 billion, total loans of approximately $1.8 billion, total liabilities of approximately $1.9 billion, total deposits of approximately $1.9 billion, and total shareholders’ equity of approximately $200 million as of June 30, 2024. Piedmont is the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.
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
with the Securities and Exchange Commission regarding the proposed merger with Piedmont. The merger is expected to close late in the fourth quarter of 2024 or early in the first quarter of 2025.
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	June 30, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$338,074	$38	$4,953	$0	$333,159
State and political subdivisions	599,741	3	83,838	0	515,906
Residential mortgage-backed securities
Agency	1,129,408	3	174,098	0	955,313
Non-agency	89,854	46	8,125	0	81,775
Commercial mortgage-backed securities
Agency	453,287	46	51,712	0	401,621
Asset-backed securities	767,123	195	3,973	0	763,345
Single issue trust preferred securities	16,399	0	1,830	0	14,569
Other corporate securities	285,653	0	35,615	0	250,038

Total	$3,679,539	$331	$364,144	$0	$3,315,726

	December 31, 2023
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$492,638	$4	$7,692	$0	$484,950
State and political subdivisions	613,588	11	79,768	0	533,831
Residential mortgage-backed securities
Agency	1,217,744	7	167,810	0	1,049,941
Non-agency	100,364	0	9,753	0	90,611
Commercial mortgage-backed securities
Agency	511,560	13	52,275	0	459,298
Asset-backed securities	872,048	44	11,454	0	860,638
Single issue trust preferred securities	16,380	0	1,239	0	15,141
Other corporate securities	325,573	0	33,606	0	291,967

Total	$4,149,895	$79	$363,597	$0	$3,786,377

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $17,131 and $20,878 at June 30, 2024 and December 31, 2023, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2024 and December 31, 2023.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,760	$5	$78,571	$4,948	$80,331	$4,953
State and political subdivisions	6,487	172	500,511	83,666	506,998	83,838
Residential mortgage-backed securities
Agency	31,105	298	923,277	173,800	954,382	174,098
Non-agency	0	0	72,585	8,125	72,585	8,125
Commercial mortgage-backed securities
Agency	0	0	387,933	51,712	387,933	51,712
Asset-backed securities	77,926	101	523,967	3,872	601,893	3,973
Single issue trust preferred securities	0	0	14,569	1,830	14,569	1,830
Other corporate securities	2,370	130	242,605	35,485	244,975	35,615

Total	$119,648	$706	$2,744,018	$363,438	$2,863,666	$364,144

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,625	$11	$477,615	$7,681	$482,240	$7,692
State and political subdivisions	2,050	193	517,186	79,575	519,236	79,768
Residential mortgage-backed securities
Agency	9,755	51	1,038,632	167,759	1,048,387	167,810
Non-agency	8,964	101	81,647	9,652	90,611	9,753
Commercial mortgage-backed securities
Agency	0	0	456,866	52,275	456,866	52,275
Asset-backed securities	15,866	216	829,778	11,238	845,644	11,454
Single issue trust preferred securities	2,922	182	12,219	1,057	15,141	1,239
Other corporate securities	0	0	274,308	33,606	274,308	33,606

Total	$44,182	$754	$3,688,251	$362,843	$3,732,433	$363,597

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Proceeds from sales and calls	$795,355	$477,317	$1,211,765	$663,065
Gross realized gains	0	0	0	0
Gross realized losses	(7,062)	(7,239)	(7,062)	(7,659)
At June 30, 2024, gross unrealized losses on available for sale securities were $364,144 on 1,028 securities of a total portfolio of 1,084 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at June 30, 2024 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $599,741 at June 30, 2024. As of June 30, 2024, approximately 47% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2024. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none
of the state and political subdivision securities had credit losses at June 30, 2024.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $233,840 on mortgage-backed
securities at June 30, 2024. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,582,695 at June 30, 2024. Of the $1,582,695 amount, $453,287 was related to agency commercial mortgage-backed securities and $1,129,408 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2024.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $89,854 at June 30, 2024. Of the $89,854, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2024.
Asset-backed securities
As of June 30, 2024, United’s asset-backed securities portfolio had a total amortized cost balance of $767,123. 100% of the portfolio was investment grade rated as of June 30, 2024. Approximately 25% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 75% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of June 30, 2024, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2024 consisted of $7,478 in investment grade bonds, $3,113 in split rated bonds, and $5,808 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2024, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of June 30, 2024, United’s other corporate securities portfolio had a total amortized cost balance of $285,653. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $285,653, 96% had at least one rating above investment grade, 1% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at June 30, 2024.
The amortized cost and estimated fair value of securities available for sale at June 30, 2024 and December 31, 2023 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2024		December 31, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$345,359	$343,942	$497,555	$493,651
Due after one year through five years	415,902	380,648	448,020	416,436
Due after five years through ten years	909,574	805,976	852,698	751,780
Due after ten years	2,008,704	1,785,160	2,351,622	2,124,510

Total	$3,679,539	$3,315,726	$4,149,895	$3,786,377

Equity securities at fair value
Equity securities consist mainly of mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $11,094 at June 30, 2024 and $8,945 at December 31, 2023.

The balance of $11,094 in equity securities at June 30, 2024 includes 2,117 C shares of Visa valued at $2,223.

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net gains recognized during the period on equity securities sold	$4,648	$0	$4,648	$0
Unrealized gains recognized during the period on equity securities still held at period end	2,222	0	2,222	82
Unrealized losses recognized during the period on equity securities still held at period end	(26)	(97)	(125)	(164)

Net gains ( losses ) recognized during the period	$6,844	$(97)	$6,745	$(82)

Other investment securities
During the second quarter of 2024, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2024 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,182,117 and $2,307,591 at June 30, 2024 and December 31, 2023, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2024	December 31, 2023
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,601,076	$1,598,231
Nonowner-occupied commercial real estate	7,068,067	6,718,343
Other commercial	3,449,571	3,572,440

Total commercial, financial & agricultural	12,118,714	11,889,014
Residential real estate	5,407,684	5,271,236
Construction & land development	3,164,480	3,148,245

	June 30, 2024	December 31, 2023
Consumer:
Bankcard	9,629	9,962
Other consumer	909,920	1,054,728
Less: Unearned income	(11,700)	(14,101)

Total gross loans	$21,598,727	$21,359,084

The table above does not include loans held for sale of $66,475 and $56,261 at June 30, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $23,137 and $68,460 at June 30, 2024 and December 31, 2023, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of June 30, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$1,817	$6,283	$8,100	$1,592,976	$1,601,076	$0
Nonowner-occupied	14,883	6,068	20,951	7,047,116	7,068,067	0
Other commercial	8,356	24,077	32,433	3,417,138	3,449,571	1,628
Residential real estate	34,106	18,804	52,910	5,354,774	5,407,684	8,906
Construction & land development	464	5,247	5,711	3,158,769	3,164,480	0
Consumer:
Bankcard	87	156	243	9,386	9,629	156
Other consumer	27,398	4,696	32,094	877,826	909,920	1,712

Total	$87,111	$65,331	$152,442	$21,457,985	$21,610,427	$12,402

Age Analysis of Past Due Loans and Leases As of December 31, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,361	$6,335	$12,696	$1,585,535	$1,598,231	$110
Nonowner-occupied	10,373	13,146	23,519	6,694,824	6,718,343	2,460
Other commercial	3,218	1,224	4,442	3,567,998	3,572,440	560
Residential real estate	26,523	12,136	38,659	5,232,577	5,271,236	6,244
Construction & land development	879	6,423	7,302	3,140,943	3,148,245	0
Consumer:
Bankcard	145	127	272	9,690	9,962	127
Other consumer	36,451	6,107	42,558	1,012,170	1,054,728	5,078

Total	$83,950	$45,498	$129,448	$21,243,737	$21,373,185	$14,579

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At June 30, 2024		At December 31, 2023
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance
Commercial Real Estate:
Owner-occupied	$6,283	$6,283	$6,225	$6,225
Nonowner-occupied	6,068	3,182	10,686	10,686
Other Commercial	22,449	633	664	664
Residential Real Estate	9,898	6,844	5,892	5,892
Construction	5,247	5,247	6,423	6,423
Consumer:
Bankcard	0	0	0	0
Other consumer	2,984	2,984	1,029	1,029

Total	$52,929	$25,173	$30,919	$30,919

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2024 and 2023.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the first three and six months of 2024 and 2023, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	674	0.02%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$0	$0	$0	$674	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$504	$0	$0	$0	0.03%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	23	0	0	0	0.00%
Residential real estate	425	0	0	0	0.01%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$952	$0	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	5,690	0	0	0	0.08%
Other commercial	0	0	2,628	0	0.08%
Residential real estate	8,750	0	0	169	0.17%
Construction & land development	300	0	0	674	0.03%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$14,740	$0	$2,628	$843	0.09%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$504	$0	$0	$0	0.03%
Nonowner-occupied	0	1,767	0	0	0.03%
Other commercial	23	0	0	0	0.00%
Residential real estate	519	0	0	0	0.01%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$1,046	$1,767	$0	$0	0.01%

As of June 30, 2024 and December 31, 2023, there were commitments to lend additional funds of $340 and $28, respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of June 30, 2024			As of June 30, 2023
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$0	$0	$0	$504	$0	$0
Nonowner-occupied	31,158	5,690	0	1,767	0	0
Other commercial	2,763	0	0	23	0	0
Residential real estate	8,920	0	0	519	0	0
Construction & land development	974	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$43,815	$5,690	$0	$2,813	$0	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30, 2024		June 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0.00%	1.0
Nonowner-occupied	0.00%	0	0.00%	0
Other Commercial	0.00%	0	0.00%	1.0
Residential Real Estate	0.00%	0	0.00%	5.0

	For the Three Months Ended
	June 30, 2024		June 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Construction & land development	0.00%	1.3	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0

	For the Six Months Ended
	June 30, 2024		June 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0.00%	1.0
Nonowner-occupied	0.00%	0.6	1.50%	0
Other Commercial	1.00%	0.3	0.00%	1.0
Residential Real Estate	0.00%	0.6	0.00%	4.6
Construction & land development	0.00%	1.0	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and six months ended June 30, 2024 and 2023.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2024 and December 31, 2023:

	Collateral Dependent Loans and Leases
	At June 30, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$17	$0	$0	$4,723	$8,913	$13,653
Nonowner-occupied	6,824	0	0	26,106	1,441	34,371
Other commercial	0	24,497	0	5,143	219	29,859
Residential real estate	9,026	0	0	0	0	9,026
Construction & land development	0	0	3,562	0	3,164	6,726
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,867	$24,497	$3,562	$35,972	$13,737	$93,635

	Collateral Dependent Loans and Leases
	At December 31, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$27	$0	$0	$5,208	$9,272	$14,507
Nonowner-occupied	11,200	0	0	13,555	1,810	26,565
Other commercial	0	891	0	5,193	256	6,340
Residential real estate	9,775	0	0	0	0	9,775
Construction & land development	954	0	3,661	0	3,314	7,929
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$21,956	$891	$3,661	$23,956	$14,652	$65,116

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
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$132,842	$119,835	$276,223	$245,221	$222,336	$527,298	$17,301	$0	$1,541,056
Special Mention	0	0	0	0	0	15,946	12,729	0	28,675
Substandard	0	0	4,546	259	449	25,293	439	125	31,111
Doubtful	0	0	0	0	0	234	0	0	234

Total	$132,842	$119,835	$280,769	$245,480	$222,785	$568,771	$30,469	$125	$1,601,076

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	1,170	0	0	1,170

Current-period net recoveries	$0	$0	$0	$0	$0	$1,170	$0	$0	$1,170

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$132,376	$316,117	$246,635	$248,861	$109,182	$465,223	$29,619	$0	$1,548,013
Special Mention	0	0	0	0	2,460	15,423	125	0	18,008
Substandard	0	1,734	274	475	436	28,469	449	129	31,966
Doubtful	0	0	0	0	0	244	0	0	244

Total	$132,376	$317,851	$246,909	$249,336	$112,078	$509,359	$30,193	$129	$1,598,231

Current-period charge-offs	0	0	0	0	0	(855)	0	0	(855)
Current-period recoveries	0	13	0	0	0	174	0	0	187

Current-period net recoveries (charge-offs)	$0	$13	$0	$0	$0	$(681)	$0	$0	$(668)

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$303,167	$508,701	$1,598,272	$1,583,138	$681,970	$1,824,830	$242,771	$91	$6,742,940
Special Mention	0	0	4,522	16,599	30,551	183,736	22,559	0	257,967
Substandard	0	0	0	4,020	307	62,833	0	0	67,160
Doubtful	0	0	0	0	0	0	0	0	0

Total	$303,167	$508,701	$1,602,794	$1,603,757	$712,828	$2,071,399	$265,330	$91	$7,068,067

Current-period charge-offs	0	0	0	0	(751)	(35)	0	0	(786)
Current-period recoveries	0	0	0	0	0	197	0	0	197

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$(751)	$162	$0	$0	$(589)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$455,399	$1,428,880	$1,587,315	$717,189	$695,492	$1,335,526	$228,743	$106	$6,448,650
Special Mention	0	4,614	2,381	25,437	43,017	104,997	30,651	0	211,097
Substandard	0	0	4,020	4,736	3,493	46,347	0	0	58,596
Doubtful	0	0	0	0	0	0	0	0	0

Total	$455,399	$1,433,494	$1,593,716	$747,362	$742,002	$1,486,870	$259,394	$106	$6,718,343

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,233	0	0	1,233

Current-period net recoveries	$0	$0	$0	$0	$0	$1,209	$0	$0	$1,209

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$236,362	$491,532	$428,253	$387,262	$115,219	$761,525	$969,461	$2	$3,389,616
Special Mention	112	125	4,001	407	399	2,729	10,137	4	17,914
Substandard	160	417	14,294	942	765	15,635	9,789	0	42,002
Doubtful	0	0	0	0	0	39	0	0	39

Total	$236,634	$492,074	$446,548	$388,611	$116,383	$779,928	$989,387	$6	$3,449,571

Current-period charge-offs	0	0	(51)	(71)	(148)	(155)	(281)	0	(706)
Current-period recoveries	0	0	0	2	0	605	2	0	609

Current-period net (charge-offs) recoveries	$0	$0	$(51)	$(69)	$(148)	$450	$(279)	$0	$(97)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$593,153	$596,258	$477,457	$197,173	$187,560	$447,430	$988,809	$13	$3,487,853
Special Mention	221	4,798	542	1,775	1,611	2,093	16,901	15	27,956
Substandard	1,059	16,248	306	792	660	11,923	25,597	0	56,585
Doubtful	0	0	0	0	0	46	0	0	46

Total	$594,433	$617,304	$478,305	$199,740	$189,831	$461,492	$1,031,307	$28	$3,572,440

Current-period charge-offs	(88)	(163)	(233)	0	(661)	(567)	(217)	(78)	(2,007)
Current-period recoveries	0	0	0	0	25	1,699	5	0	1,729

Current-period net (charge-offs) recoveries	$(88)	$(163)	$(233)	$0	$(636)	$1,132	$(212)	$(78)	$(278)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$212,839	$789,818	$1,628,950	$823,305	$418,976	$1,052,174	$449,029	$2,525	$5,377,616
Special Mention	169	0	0	0	8,750	3,551	1,691	0	14,161
Substandard	0	48	72	366	0	14,504	830	87	15,907
Doubtful	0	0	0	0	0	0	0	0	0

Total	$213,008	$789,866	$1,629,022	$823,671	$427,726	$1,070,229	$451,550	$2,612	$5,407,684

Current-period charge-offs	0	0	0	0	0	(135)	0	0	(135)
Current-period recoveries	0	0	0	0	0	312	0	0	312

Current-period net recoveries	$0	$0	$0	$0	$0	$177	$0	$0	$177

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$783,866	$1,618,774	$850,760	$443,514	$262,524	$863,186	$423,302	$2,568	$5,248,494
Special Mention	0	0	0	0	65	3,561	1,710	0	5,336
Substandard	51	75	386	258	599	14,827	1,121	89	17,406
Doubtful	0	0	0	0	0	0	0	0	0

Total	$783,917	$1,618,849	$851,146	$443,772	$263,188	$881,574	$426,133	$2,657	$5,271,236

Current-period charge-offs	0	0	0	0	(785)	0	0	0	(785)
Current-period recoveries	0	0	8	0	688	1	0	0	697

Current-period net recoveries (charge-offs)	$0	$0	$8	$0	$(97)	$1	$0	$0	$(88)

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$201,539	$746,738	$1,302,565	$610,960	$33,272	$27,982	$222,325	$0	$3,145,381
Special Mention	0	0	2,902	8,606	59	162	300	0	12,029
Substandard	0	0	0	2,490	2,470	2,110	0	0	7,070
Doubtful	0	0	0	0	0	0	0	0	0

Total	$201,539	$746,738	$1,305,467	$622,056	$35,801	$30,254	$222,625	$0	$3,164,480

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	10	0	0	10

Current-period net recoveries	$0	$0	$0	$0	$0	$10	$0	$0	$10

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$628,047	$1,308,793	$827,138	$53,004	$16,062	$60,920	$239,390	$0	$3,133,354
Special Mention	0	2,902	0	62	3,386	258	0	0	6,608
Substandard	0	1,091	2,490	2,470	0	2,232	0	0	8,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,047	$1,312,786	$829,628	$55,536	$19,448	$63,410	$239,390	$0	$3,148,245

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,387	$0	$9,387
Substandard	0	0	0	0	0	0	87	0	87
Doubtful	0	0	0	0	0	0	155	0	155
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,629	$0	$9,629

Current-period charge-offs	0	0	0	0	0	0	(194)	0	(194)
Current-period recoveries	0	0	0	0	0	0	14	0	14

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(180)	$0	$(180)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,690	$0	$9,690
Special Mention	0	0	0	0	0	0	145	0	145
Substandard	0	0	0	0	0	0	127	0	127
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,962	$0	$9,962

Current-period charge-offs	0	0	0	0	0	0	(263)	0	(263)
Current-period recoveries	0	0	0	0	0	0	28	0	28

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(235)	$0	$(235)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$82,060	$159,898	$351,225	$160,291	$73,695	$48,289	$2,368	$0	$877,826
Special Mention	77	1,246	12,242	8,819	3,107	1,872	35	0	27,398
Substandard	0	55	2,366	1,595	578	100	2	0	4,696
Doubtful	0	0	0	0	0	0	0	0	0

Total	$82,137	$161,199	$365,833	$170,705	$77,380	$50,261	$2,405	$0	$909,920

Current-period charge-offs	(8)	(63)	(2,413)	(1,245)	(341)	(227)	0	0	(4,297)
Current-period recoveries	0	12	177	83	67	136	0	0	475

Current-period net charge- offs	$(8)	$(51)	$(2,236)	$(1,162)	$(274)	$(91)	$0	$0	$(3,822)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$192,184	$428,295	$205,015	$102,300	$62,861	$18,876	$2,638	$0	$1,012,169
Special Mention	674	16,031	12,220	4,454	2,050	977	46	0	36,452
Substandard	0	3,010	2,207	647	126	96	21	0	6,107
Doubtful	0	0	0	0	0	0	0	0	0

Total	$192,858	$447,336	$219,442	$107,401	$65,037	$19,949	$2,705	$0	$1,054,728

Current-period charge-offs	(9)	(3,205)	(2,699)	(933)	(319)	(191)	0	0	(7,356)
Current-period recoveries	0	219	125	54	54	235	0	0	687

Current-period net (charge-offs) recoveries	$(9)	$(2,986)	$(2,574)	$(879)	$(265)	$44	$0	$0	$(6,669)

At June 30, 2024 and December 31, 2023, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2,156 and $2,615, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are
in process was $952 and $142, respectively.
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

United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $91,330 and $88,963 at June 30, 2024 and December 31, 2023, respectively, related to loans and leases
t
h
a
t

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
The following table represents the accrued interest receivable as of June 30, 2024 and December 31, 2023:

	Accrued Interest Receivable
	At June 30, 2024	At December 31, 2023
Commercial Real Estate:
Owner-occupied	$4,400	$4,751
Nonowner-occupied	35,866	27,507
Other Commercial	12,615	14,562
Residential Real Estate	21,409	20,718
Construction	14,663	18,504
Consumer:
Bankcard	0	0
Other consumer	2,377	2,921

Total	$91,330	$88,963

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2024 and 2023:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Commercial real estate:
Owner-occupied	$18	$16	$186	$16
Nonowner-occupied	1	0	2	0
Other commercial	6	15	675	28
Residential real estate	128	95	134	145
Construction & land development	7	0	7	2
Consumer:
Bankcard	0	0	0	0
Other consumer	99	88	215	182

Total	$259	$214	$1,219	$373

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
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $40,739 and $44,706 at June 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for credit losses at June 30, 2024 increased $4,219 or 1.39% from December 31, 2023.
The increase in the allowance for credit losses was primarily driven by increased outstanding loan balances for the commercial real estate non-owner
occupied and residential real estate loan segments as well as adjustments for the reasonable and supportable forecast increasing the reserve for the commercial real estate non-owner
occupied segment, particularly as it relates to office loans.

The second quarter of 2024 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of inflation, interest rates, the banking regulatory environment, geopolitical conflict and the presidential election when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

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

•
The forecast for real GDP in the second quarter remained consistent with the first quarter projections of 2.10% for 2024, 2.00% for 2025 and 2.00% for 2026. The unemployment rate remained the same for 2024 at 4.00% while 2025 shifted up slightly to 4.20% from 4.10% and 2026 also increased slightly to 4.10% from 4.00% .

•
Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions as well as higher interest rates, cap rates and the uncertainty surrounding appraised values of the collateral. United recognized this greater risk of loss by increasing the loss multiple relating to the historical loss experience of the office portfolio.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended June 30, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,700	$62,835	$74,295	$45,958	$55,525	$812	$11,780	$262,905
Charge-offs	0	0	(490)	(8)	0	(107)	(1,937)	(2,542)
Recoveries	634	2	100	273	9	5	258	1,281
Provision	198	5,726	(4,306)	(856)	4,334	155	528	5,779

Ending balance	$12,532	$68,563	$69,599	$45,367	$59,868	$865	$10,629	$267,423

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Six Months Ended June 30, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	0	(786)	(706)	(135)	0	(194)	(4,297)	(6,118)
Recoveries	1,170	197	609	312	10	14	475	2,787
Provision	(533)	11,217	(5,311)	4,023	(55)	235	1,941	11,517

Ending balance	$12,532	$68,563	$69,599	$45,367	$59,868	$865	$10,629	$267,423

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(855)	(24)	(2,007)	(785)	(14)	(263)	(7,356)	(11,304)
Recoveries	187	1,233	1,729	697	80	28	687	4,641
Provision	(1,382)	18,183	(4,421)	5,028	11,457	484	1,805	31,154

Ending balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($94,480)	$105,165	($94,480)

Goodwill not subject to amortization	$1,888,889		$1,888,889

	December 31, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($92,660)	$0	$0	$105,165	($92,660)

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $910 and $1,820 for the three and six months ended June 30, 2024 as compared to $1,279 and $2,558 for the three and six months ended June 30, 2023, respectively.
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
The unpaid principal balances of loans serviced for others were approximately $1,138,443 at June 30, 2024 and $1,202,448 at December 31, 2023.

The estimated fair value of the mortgage servicing rights was $13,434 and $13,427 at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of servicing rights at June 30, 2024 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.43% to 11.00% with a weighted average discount rate of 10.53%, average constant prepayment rates (“CPR”) ranging from 7.55% to 9.82% with a weighted average prepayment rate of 9.05%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 2.95%. The estimated fair value of servicing rights at December 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.82% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 7.84% to 10.25% with a weighted average prepayment rate of 9.43%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.29%. Please refer to Note 14 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
MSRs beginning balance	$4,241	$19,987	$4,554	$21,022
Amount sold	0	(14,766)	0	(15,001)
Amount capitalized	0	150	0	295
Amount amortized	(307)	(744)	(620)	(1,689)

MSRs ending balance	$3,934	$4,627	$3,934	$4,627

MSRs valuation allowance beginning balance	$0	$0	$0	$0
Aggregate additions charged and recoveries credited to operations	0	0	0	0
MSRs impairment	0	0	0	0

MSRs valuation allowance ending balance	$0	$0	$0	$0

MSRs, net of valuation allowance	$3,934	$4,627	$3,934	$4,627

For the three and six months ended June 30, 2023, United recognized net gains of $8,148 and $8,306 on the sale of MSRs. The Company did not record any temporary impairments on MSRs for the three and six months ended June 30, 2024 and 2023.
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

The components of lease expense were as follows:

	Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease cost	Net occupancy expense	$5,175	$5,343
Sublease income	Net occupancy expense	0	(60)

Net lease cost		$5,175	$5,283

	Classification	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	Net occupancy expense	$10,846	$10,735
Sublease income	Net occupancy expense	(84)	(121)

Net lease cost		$10,762	$10,614

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$83,045	$86,986
Operating lease liabilities	Operating lease liabilities	$89,308	$92,885
Other information related to leases was as follows:

June 30, 2024
Weighted-average remaining lease term:
Operating leases	7.68 years
Weighted-average discount rate:
Operating leases	3.28%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,129	$5,456
ROU assets obtained in the exchange for lease liabilities	1,236	8,172

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,507	$10,942
ROU assets obtained in the exchange for lease liabilities	4,907	18,365
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2023, consists of the following as of June 30, 2024:

Year	Amount
2024	$8,741
2025	16,265
2026	14,746
2027	12,881
2028	10,905
Thereafter	38,960

Total lease payments	102,498
Less: imputed interest	(13,190)

Total	$89,308

10. SHORT-TERM BORROWINGS
At June 30, 2024 and December 31, 2023, short-term borrowings were as follows:

	As of June 30, 2024	As of December 31, 2023
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	203,519	196,095

Total short-term borrowings	$203,519	$196,095

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2024, United had no outstanding balance under this credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2024, United had an unused borrowing amount of approximately $7,257,739 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2024, $1,210,343 of FHLB advances with a weighted-average contractual interest rate of 5.42% and a weighted-average effective interest rate of 3.33% are scheduled to mature within the next two years. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at June 30, 2024 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2024	$1,200,000
2025	10,343
2026	0
2027	0
2028 and thereafter	0

Total	$1,210,343

At June 30, 2024, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2024 and December 31, 2023, the outstanding balance of the Debentures was $279,421 and $278,616, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,630,609 and $6,851,890 of loan commitments outstanding as of June 30, 2024 and December 31, 2023, respectively, approximately 41% of which contractually expire within one year. Excluded in the December 31, 2023 amount above were commitments to extend credit of $416,095 related to mortgage loan funding commitments of United’s previous mortgage banking segment which were of a short-term nature.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2024 and December 31, 2023, United had $15,922 and $16,233 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $151,898 and $147,705 as of June 30, 2024 and December 31, 2023, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of June 30, 2024 and December 31, 2023.

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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives are intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of June 30, 2024, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $13,498 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following June 30, 2024 related to the cash flow hedges. As of June 30, 2024, the maximum length of time over which forecasted transactions are hedged is six years.

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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $500,000 for asset derivatives as of June 30, 2024. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2024 and December 31, 2023.

	Asset Derivatives
	June 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$11,406	$753	Other assets	$12,032	$611

Total Fair Value Hedges		$11,406	$753		$12,032	$611
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$500,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$500,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$511,406	$753		$512,032	$611

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$5,037	$1	Other assets	$3,880	$93
TBA mortgage-backed securities	Other assets	92,487	118	Other assets	0	0
Interest rate lock commitments	Other assets	59,018	646	Other assets	99,278	1,144

Total derivatives not designated as hedging instruments		$156,542	$765		$103,158	$1,237

Total asset derivatives		$667,948	$1,518		$615,190	$1,848

	Liability Derivatives
	June 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$6,000	$45	Other liabilities	$77,115	$678
Forward loan sales commitments	Other liabilities	106	1	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$6,106	$46		$77,115	$678

Total liability derivatives		$6,106	$46		$77,115	$678

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2024 and December 31, 2023.

		June 30, 2024
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$11,406	$(768)	$0

		December 31, 2023
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$12,032	$(632)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2024	June 30, 2023
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$6,386	$6,028
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$1	$38

Total derivatives in hedging relationships		$6,387	$6,066

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(4)	$(64)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	80	1,426
Interest rate lock commitments	Income from Mortgage Banking Activities	(259)	(183)

Total derivatives not designated as hedging instruments		$(183)	$1,179

Total derivatives		$6,204	$7,245

		Six Months Ended
	Income Statement Location	June 30, 2024	June 30, 2023
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$12,738	$10,943
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$6	$(51)

Total derivatives in hedging relationships		$12,744	$10,892

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(93)	$(157)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	751	927
Interest rate lock commitments	Income from Mortgage Banking Activities	(7)	424

Total derivatives not designated as hedging instruments		$651	$1,194

Total derivatives		$13,395	$12,086

For the three and six months ended June 30, 2024 and 2023, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
When determining the fair v
alue measurements for assets and liabilities, United looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not
traded in active markets, United looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, certain assets and liabilities are not actively traded in observable markets and United must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. For assets and liabilities that are not actively traded, the fair value measurement is based primarily upon estimates that require significant judgment. Therefore, the results may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2024, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at June 30, 2024. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.034% to 0.336% with a weighted average increase of 0.150%.

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United, through its mortgage banking channel, enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United, through its mortgage banking channel, enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.034% to 0.336% with a weighted average increase of 0.150%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2024 Using
Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$333,159	$0	$333,159	$0
State and political subdivisions	515,906	0	515,906	0
Residential mortgage-backed securities
Agency	955,313	0	955,313	0
Non-agency	81,775	0	81,775	0
Commercial mortgage-backed securities
Agency	401,621	0	401,621	0
Asset-backed securities	763,345	0	763,345	0
Single issue trust preferred securities	14,569	0	14,569	0
Other corporate securities	250,038	5,064	244,974	0

Total available for sale securities	3,315,726	5,064	3,310,662	0
Equity securities:
Financial services industry	163	163	0	0
Equity mutual funds (1)	3,576	3,576	0	0
Visa C sh ar es	2,223	2,223	0	0
Fixed income mutual funds	5,132	5,132	0	0

Total equity securities	11,094	11,094	0	0
Loans held for sale	66,475	0	0	66,475
Derivative financial assets :
Interest rate swap contracts	753	0	753	0
Forward sales co mm itments	1	0	0	1
TBA mortgage-backed securities	118	0	0	118
Interest rate lock commitments	646	0	0	646

Total derivative financial assets	1,518	0	753	765
Liabilities
Derivative financial liabilities :
TBA mortgage-backed securities	45	0	0	45
Forward sales commitments	1	0	0	1

Total derivative financial liabilities	46	0	0	46

		Fair Value at December 31, 2023 Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$0	$484,950	$0
State and political subdivisions	533,831	0	533,831	0
Residential mortgage-backed securities
Agency	1,049,941	0	1,049,941	0
Non-agency	90,611	0	90,611	0
Commercial mortgage-backed securities
Agency	459,298	0	459,298	0

		Fair Value at December 31, 2023 Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset-backed securities	860,638	0	860,638	0
Single issue trust preferred securities	15,141	0	15,141	0
Other corporate securities	291,967	5,159	286,808	0

Total available for sale securities	3,786,377	5,159	3,781,218	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	3,524	3,524	0	0
Fixed income mutual funds	5,210	5,210	0	0

Total equity securities	8,945	8,945	0	0
Loans held for sale	56,261	0	4,283	51,978
Derivative financial assets:
Interest rate swap contracts	611	0	611	0
Forward sales commitments	93	0	60	33
Interest rate lock commitments	1,144	0	139	1,005

Total derivative financial assets	1,848	0	810	1,038
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	678	0	11	667

Total derivative financial liabilities	678	0	11	667

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the six months ended June 30, 2024 and the year ended December 31, 2023.
The following tables present additional information about financial assets and liabilities measured at fair value at June 30, 2024 and December 31, 2023 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
June 30, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	323,669	0	0	0	0	0
Sales	(317,476)	0	0	0	0	0
Transfers other	0	118	(32)	(359)	(622)	1
Total gains during the period recognized in earnings	8,304	0	0	0	0	0

Balance, end of period	$66,475	$118	$1	$646	$45	$1

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(587)	$118	$1	$646	$45	$1

		Derivative Assets			Derivative Liabilities
December 31, 2023	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Interest Rate Lock Commitments
Balance, beginning of period	$44,871	$26	$6	$844	$213	$348
Originations	1,156,616	0	0	0	0	0
Sales	(1,179,612)	0	0	0	0	0
Transfers other	0	(26)	27	161	454	(348)
Total gains during the period recognized in earnings	30,103	0	0	0	0	0

Balance, end of period	$51,978	$0	$33	$1,005	$667	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,142	$0	$33	$1,005	$667	$0
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Income from mortgage banking activities	$249	$(431)

Description	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Income from mortgage banking activities	$(587)	$357
No loans held for sale were past due or on nonaccrual status as of June 30, 2024 and December 31, 2023.

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2024			December 31, 2023
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$65,178	$66,475	$1,297	$54,377	$56,261	$1,884
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

Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2023. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. During the fourth quarter of 2023, United’s management formulated a plan to consolidate its mortgage delivery channels by consolidating George Mason’s and Crescent’s mortgage banking business into United Bank. As a result of this consolidation decision, United impaired the trade names intangibles at George Mason and Crescent to zero at December 31, 2023. No fair value measurement of intangible assets was made during the first six months of 2024 and 2023.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale (“mortgage servicing rights”) at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. For the unobservable inputs used in the valuation of mortgage servicing rights at June 30, 2024 and December 31, 2023, refer to Note 8 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of mortgage servicing rights in the second quarter and first six months ended June 30, 2024 and 2023.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Fair Value at June 30, 2024
Description	Balance as of June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Individually assessed loans	$44,177	$0	$42,942	$1,235	$(1,005)
OREO	2,156	0	2,070	86	(89)

		Fair Value at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains ( Losses )
Assets
Individually assessed loans	$45,308	$0	$44,722	$586	$314
OREO	2,615	0	2,615	0	(67)
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

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Cash and cash equivalents	$1,858,861	$1,858,861	$0	$1,858,861	$0
Securities available for sale	3,315,726	3,315,726	5,064	3,310,662	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	11,094	11,094	11,094	0	0
Other securities	322,761	306,623	0	0	306,623
Loans held for sale	66,475	66,475	0	0	66,475
Net loans	21,331,304	20,607,605	0	0	20,607,605
Derivative financial assets	1,518	1,518	0	753	765
Mortgage servicing rights	3,934	13,434	0	0	13,434
Deposits	23,066,440	23,010,029	0	23,010,029	0
Short-term borrowings	203,519	203,519	0	203,519	0
Long-term borrowings	1,489,764	1,470,331	0	1,470,331	0
Derivative financial liabilities	46	46	0	0	46
December 31, 2023
Cash and cash equivalents	$1,598,943	$1,598,943	$0	$1,598,943	$0
Securities available for sale	3,786,377	3,786,377	5,159	3,781,218	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	8,945	8,945	8,945	0	0
Other securities	329,429	312,958	0	0	312,958
Loans held for sale	56,261	56,261	0	4,283	51,978
Net loans	21,099,847	20,463,710	0	0	20,463,710
Derivative financial assets	1,848	1,848	0	810	1,038
Mortgage servicing rights	4,554	13,427	0	0	13,427
Deposits	22,819,319	22,760,310	0	22,760,310	0
Short-term borrowings	196,095	196,095	0	196,095	0
Long-term borrowings	1,789,103	1,769,123	0	1,769,123	0
Derivative financial liabilities	678	678	0	11	667
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
Compensation expense of $3,004 and $6,270 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2024, respectively, as compared to the compensation expense of $3,295 and $6,008 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the second quarter and first six months of 2023, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of June 30, 2024, and the changes during the first six months of 2024 are presented below:

	Six Months Ended June 30, 2024
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2024	1,337,382			$35.47
Exercised	(31,138)			26.62
Forfeited or expired	(8,677)			33.90

Outstanding at June 30, 2024	1,297,567	$1,917	3.4	$35.69

Exercisable at June 30, 2024	1,297,567	$1,917	3.4	$35.69

The following table summarizes the status of United’s nonvested stock option awards during the first six months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	56,526	$5.65
Vested	(56,526)	5.65
Forfeited or expired	0	0.00

Nonvested at June 30, 2024	0	$0.00

During the six months ended June 30, 2024 and 2023, 31,138 and 58,608 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2024 and 2023 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2024 and 2023 was $254 and $763 respectively.
As of June 30, 2024, there was no unrecognized compensation cost related to nonvested stock option awards.

Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of June 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $9,570 with a weighted-average expense recognition period of 1.4 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	333,932	$37.75
Granted	183,908	34.36
Vested	(190,552)	36.60
Forfeited	(7,268)	36.53

Nonvested at June 30, 2024	320,020	$36.51

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
The following table summarizes the status of United’s nonvested RSUs during the first six months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	363,502	$37.53
Granted	254,592	32.80
Vested	(127,536)	36.28
Forfeited or expired	(439)	34.72

Nonvested at June 30, 2024	490,119	$35.41

As of June 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $11,709 with a weighted-average expense recognition period of 1.7 years.
16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2024 and 2023.

Included in accumulated other comprehensive income at December 31, 2023 are unrecognized actuarial losses of $32,548 ($20,817 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and six months ended June 30, 2024 and 2023 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Service cost	$390	$467	$781	$928
Interest cost	1,719	1,756	3,438	3,492
Expected return on plan assets	(2,650)	(2,929)	(5,300)	(5,826)
Recognized net actuarial loss	549	783	1,099	1,558

Net periodic pension cost	$8	$77	$18	$152

Weighted-average assumptions:
Discount rate	5.07%	5.25%	5.07%	5.25%
Expected return on assets	6.25%	7.25%	6.25%	7.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2024 and 2023, the total amount of accrued interest related to uncertain tax positions was $800 and $788, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020, 2021 and 2022 and certain State Taxing authorities for the years ended December 31, 2020 through 2022.
United’s effective tax rate was 16.36% and 18.02% for the second quarter and first six months of 2024, respectively, and 20.23% and 20.07% for the second quarter and first six months of 2023. United’s effective tax rate was 19.78% for the first quarter of 2024. The lower effective tax rates in the second quarter and first six months of 2024 were primarily due to the impact of discrete tax benefits recognized in the second quarter of 2024.
18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net Income	$96,507	$92,459	$183,321	$190,766
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(4,238)	(34,090)	(7,357)	24,365
Related income tax effect	987	7,943	1,714	(5,677)
Net reclassification adjustment for losses included in net income	7,062	7,239	7,062	7,659
Related income tax expense	(1,645)	(1,687)	(1,645)	(1,785)

Net effect of AFS securities on other comprehensive income	2,166	(20,595)	(226)	24,562

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	2,700	10,518	9,909	6,102
Related income tax effect	(629)	(2,451)	(2,309)	(1,422)
Net reclassification adjustment for gains included in net income	(6,386)	(6,028)	(12,738)	(10,943)
Related income tax effect	1,488	1,405	2,968	2,550

Net effect of cash flow hedge derivatives on other comprehensive income	(2,827)	3,444	(2,170)	(3,713)

Pension plan:
Recognized net actuarial loss	549	783	1,099	1,558
Related income tax benefit	(125)	(180)	(251)	(353)

Net effect of change in pension plan asset on other comprehensive income	424	603	848	1,205

Total change in other comprehensive income	(237)	(16,548)	(1,548)	22,054

Total Comprehensive Income	$96,270	$75,911	$181,773	$212,820

The components of accumulated other comprehensive income for the six months
ended June 30, 2024 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Six Months Ended June 30, 2024
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(278,819)	$39,955	$(20,817)	$(259,681)
Other comprehensive (loss) income before reclassification	(5,643)	7,600	0	1,957
Amounts reclassified from accumulated other comprehensive income	5,417	(9,770)	848	(3,505)

Net current-period other comprehensive (loss) income , net of tax	(226)	(2,170)	848	(1,548)

Balance at June 30, 2024	$(279,045)	$37,785	$(19,969)	$(261,229)

(a)	All amounts are net-of-tax.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2024
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$7,062	Net investment securities (losses) gains

	7,062	Total before tax
Related income tax effect	(1,645)	Tax expense

	5,417	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(12,738)	Interest expense

	(12,738)	Total before tax
Related income tax effect	2,968	Tax expense

	(9,770)	Net of tax

Pension plan:
Recognized net actuarial loss	1,099 (a)	Employee benefits

	1,099	Total before tax
Related income tax effect	(251)	Tax expense

	848	Net of tax

Total reclassifications for the period	$(3,505)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)

19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Distributed earnings allocated to common stock	$49,904	$48,454	$100,278	$96,904
Undistributed earnings allocated to common stock	46,386	43,782	82,627	93,393

Net earnings allocated to common shareholders	$96,290	$92,236	$182,905	$190,297

Average common shares outstanding	135,137,901	134,683,010	134,881,314	134,472,074
Equivalents from stock options	176,884	166,808	221,974	276,794

Average diluted shares outstanding	135,314,785	134,849,818	135,103,288	134,748,868

Earnings per basic common share	$0.71	$0.68	$1.36	$1.42
Earnings per diluted common share	$0.71	$0.68	$1.35	$1.41
Antidilutive stock options and restricted st
ock
outstanding of 1,025,677 and 1,321,544 for the three months and six months ended June 30, 2024, respectively, were excluded from the earnings per diluted common share calculation as compared to 1,548,913 and 1,078,040 for the three months and six months ended June 30, 2023, respectively.
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At June 30, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these trusts were $12,001 and $11,751, respectively.

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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At June 30, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $93,829 and $87,554, respectively, while related unfunded commitments were $100,214 and $63,539, respectively. As of June 30, 2024, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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

PENDING ACQUISITION

On May 9, 2024, United entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Piedmont Bancorp, Inc., a Georgia corporation (“Piedmont”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Piedmont will merge with and into United (the “Merger”), with United as the surviving corporation in the Merger. Immediately following the Merger, Piedmont’s wholly-owned subsidiary, The Piedmont Bank, a state bank chartered under the laws of the State of Georgia, will merge with and into United’s wholly-owned subsidiary, United Bank, a state bank chartered under the laws of the Commonwealth of Virginia (the “Bank Merger”), with United Bank as the surviving bank in the Bank Merger. As of June 30, 2024, Piedmont has total assets of approximately $2.1 billion, total loans of approximately $1.8 billion, total liabilities of approximately $1.9 billion, total deposits of approximately $1.9 billion, and total shareholders’ equity of approximately $200 million as of June 30, 2024. Piedmont is the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.

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

Based on this consolidation of its mortgage delivery channels and an analysis performed at June 30, 2024 in accordance with ASC 280, “Segment Reporting,” United has concluded that it operates only in one reportable segment – community banking.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2024, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2024 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of June 30, 2024 were $29.96 billion, which was an increase of $30.94 million or less than 1% from December 31, 2023. This increase was mainly due to an increase of $259.92 million or 16.26% in cash and cash equivalents, an increase of $239.64 million or 1.12% in portfolio loans, and an increase of $10.21 million or 18.15% in loans held for sale. These increases in assets were partly offset by a $475.17 million or 11.52% decrease in investment securities. Total liabilities decreased $54.46 million or less than 1% from year-end 2023. Borrowings decreased $291.92 million or 14.70%, which were partially offset by a $247.12 million or 1.08% increase in deposits. Shareholders’ equity increased $85.39 million or 1.79%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2024 increased $259.92 million or 16.26% from year-end 2023. In particular, interest-bearing deposits with other banks increased $275.73 million or 20.57% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks decreased $15.85 million or 6.16%. Federal funds sold increased $38 thousand or 3.25%. During the first six months of 2024, net cash of $185.56 million and $220.11 million were provided by operating and investing activities, respectively, while net cash of $145.75 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2024 and 2023.

Securities

Total investment securities at June 30, 2024 decreased $475.17 million or 11.52%. Securities available for sale decreased $470.65 million or 12.43%. This change in securities available for sale reflects $748.89 million in purchases, $1.22 billion in sales, maturities and calls of securities, and a decrease of $295 thousand in market value. The majority of the sales activity was related to mortgage-backed securities. Equity securities were $11.09 million at June 30, 2024, an increase of $2.15 million or 24.02% due mainly to a net increase in fair value, in particular, the Visa C shares. Other investment securities decreased $6.67 million or 2.02% from year-end 2023, due to a redemption of FHLB stock due to a decline in FHLB borrowings.

The following table summarizes the changes in the available for sale securities since year-end 2023:

(Dollars in thousands)	June 30 2024	December 31 2023	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$333,159	$484,950	$(151,791)	(31.30%)
State and political subdivisions	515,906	533,831	(17,925)	(3.36%)
Mortgage-backed securities	1,438,709	1,599,850	(161,141)	(10.07%)
Asset-backed securities	763,345	860,638	(97,293)	(11.30%)
Single issue trust preferred securities	14,569	15,141	(572)	(3.78%)
Other corporate securities	250,038	291,967	(41,929)	(14.36%)

Total available for sale securities, at fair value	$3,315,726	$3,786,377	$(470,651)	(12.43%)

The following table summarizes the changes in the held to maturity securities since year-end 2023:

(Dollars in thousands)	June 30 2024		December 31 2023		$ Change	% Change
State and political subdivisions	$981	(1)	$983	(2)	$(2)	(0.20%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,003		$(2)	(0.20%)

(1)	net of allowance for credit losses of $19 thousand.
(2)	net of allowance for credit losses of $17 thousand.

At June 30, 2024, gross unrealized losses on available for sale securities were $364.14 million. Securities with the most significant gross unrealized losses at June 30, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of June 30, 2024, United’s available for sale mortgage-backed securities had an amortized cost of $1.67 billion, with an estimated fair value of $1.44 billion. The portfolio consisted primarily of $1.13 billion in agency residential mortgage-backed securities with a fair value of $955.31 million, $89.85 million in non-agency residential mortgage-backed securities with an estimated fair value of $81.78 million, and $453.29 million in commercial agency mortgage-backed securities with an estimated fair value of $401.62 million.

As of June 30, 2024, United’s available for sale state and political subdivisions securities had an amortized cost of $599.74 million, with an estimated fair value of $515.91 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of June 30, 2024.

As of June 30, 2024, United’s available for sale corporate securities had an amortized cost of $1.07 billion, with an estimated fair value of $1.03 billion. The portfolio consisted of $16.40 million in single issue trust preferred securities with an estimated fair value of $14.57 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $767.12 million and a fair value of $763.35 million and other corporate securities, with an amortized cost of $285.65 million and a fair value of $250.04 million.

United’s available for sale single issue trust preferred securities had a fair value of $14.57 million as of June 30, 2024. Of the $14.57 million, $7.26 million or 49.80% were investment grade; $2.99 million or 20.53% were split rated; and $4.32 million or 29.67% were unrated. The two largest exposures accounted for 79.47% of the $14.57 million. These included Truist Bank at $7.26 million and Emigrant Bank at $4.32 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the second quarter of 2024, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2024 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2024, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes. During the second quarter of 2024, United sold approximately $103 million of available for sale securities, with an average yield of 2.4%, at a loss of $6.81 million. Approximately $95 million of the sale proceeds were reinvested in available for sale securities with an average yield of 5.3%.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $66.48 million at June 30, 2024, an increase of $10.21 million or 18.15% from year-end 2023. Loan originations in the secondary market exceeded sales during the first six months of 2024. Loan originations for the first six months of 2024 were $362.23 million while loans sales were $352.01 million.

Portfolio Loans

Loans, net of unearned income, increased $239.64 million or 1.12%. Since year-end 2023, commercial, financial and agricultural loans increased $229.70 million or 1.93% as a result of a $352.57 million or 4.24% increase in commercial real estate loans, which was partially offset by a $122.87 million or 3.44% decrease in commercial loans (not secured by real estate). Residential real estate loans increased $136.45 million or 2.59%, construction and land development loans increased $16.24 million or less than 1%, and consumer loans decreased $145.14 million or 13.63% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2023:

	June 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Loans held for sale	$66,475	$56,261	$10,214	18.15%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,601,076	$1,598,231	$2,845	0.18%
Nonowner-occupied commercial real estate	7,068,067	6,718,343	349,724	5.21%
Other commercial loans	3,449,571	3,572,440	(122,869)	(3.44%)

Total commercial, financial, and agricultural	$12,118,714	$11,889,014	$229,700	1.93%
Residential real estate	5,407,684	5,271,236	136,448	2.59%
Construction & land development	3,164,480	3,148,245	16,235	0.52%
Consumer:
Bankcard	9,629	9,962	(333)	(3.34%)
Other consumer	909,920	1,054,728	(144,808)	(13.73%)

Total gross loans	$21,610,427	$21,373,185	$237,242	1.11%
Less: Unearned income	(11,700)	(14,101)	2,401	(17.03%)

Total Loans, net of unearned income	$21,598,727	$21,359,084	$239,643	1.12%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets increased $4.56 million or 1.65% from year-end 2023. Income tax receivable increased $3.31 million due to timing differences, deferred tax assets increased $5.37 million due to an increase in the deferred tax rate during the second quarter of 2024, and accounts receivable increased $280 thousand. Partially offsetting these increases in other assets was a $4.20 million decrease in dealer reserve due to a decrease in indirect automobile financing, a $1.82 million decrease in core deposit intangibles due to amortization, and a $605 thousand decrease in other prepaid assets.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2024 increased $247.12 million or 1.08%. In terms of composition, noninterest-bearing deposits decreased $217.37 million or 3.53% while interest-bearing deposits increased $464.49 million or 2.79% from December 31, 2023.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $217.37 million decrease in noninterest-bearing deposits was due mainly to a $137.37 million or 3.06% decrease in commercial noninterest-bearing deposits, a $32.34 million or 54.47% decrease in official checks, and a $17.12 million or 1.25% decrease in personal noninterest deposits. Public noninterest-bearing deposits increased $2.82 million or 1.79%.

Interest-bearing deposits consist of interest-bearing transaction, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $46.44 million or less than 1% since year-end 2023. In particular, commercial interest-bearing transaction accounts increased $121.36 million and public interest-bearing transaction accounts increased $58.34 million while personal interest-bearing transaction accounts decreased $133.27 million. Regular savings accounts decreased $60.06 million or 4.46% mainly as a result of a $51.47 million decrease in personal savings accounts and a $10.30 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $308.85 million or 4.86%. In particular, commercial MMDAs increased $203.57 million while personal MMDAs and public funds MMDAs increased $76.08 million and $29.20 million, respectively.

Time deposits under $100,000 increased $76.24 million or 7.15% from year-end 2023. This increase in time deposits under $100,000 was the result of a $82.58 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000. Partially offsetting this increase in deposits under $100,000 was a $5.09 million decrease in CDs under $100,000 obtained through the use of deposit listing services.

Since year-end 2023, time deposits over $100,000 increased $93.03 million or 4.11% as fixed rate CDs increased $198.54 million, public funds CDs increased $35.88 million, and CDARS over $100,000 increased $9.12 million. Partially offsetting these increases in time deposits over $100,000, was a decrease of $149.81 million in brokered CDs.

The table below summarizes the changes by deposit category since year-end 2023:

	June 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Demand deposits	$5,931,712	$6,149,080	$(217,368)	(3.53%)
Interest-bearing checking	5,694,570	5,648,135	46,435	0.82%
Regular savings	1,285,200	1,345,258	(60,058)	(4.46%)
Money market accounts	6,658,303	6,349,453	308,850	4.86%
Time deposits under $100,000	1,142,328	1,066,092	76,236	7.15%
Time deposits over $100,000 (1)	2,354,327	2,261,301	93,026	4.11%

Total deposits	$23,066,440	$22,819,319	$247,121	1.08%

(1)	Includes time deposits of $250,000 or more of $993,694 and $842,118 at June 30, 2024 and December 31, 2023, respectively.

Borrowings

Total borrowings at June 30, 2024 decreased $291.92 million or 14.70% since year-end 2023. During the first six months of 2024, short-term borrowings increased $7.42 million or 3.79% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $299.34 million or 16.73% from year-end 2023 due to maturities of advances obtained from the FHLB during the first six months of 2024.

The table below summarizes the change in the borrowing categories since year-end 2023:

	June 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Short-term securities sold under agreements to repurchase	$203,519	$196,095	$7,424	3.79%
Long-term FHLB advances	1,210,343	1,510,487	(300,144)	(19.87%)
Issuances of trust preferred capital securities	279,421	278,616	805	0.29%

Total borrowings	$1,693,283	$1,985,198	$(291,915)	(14.70%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2024 decreased $2.12 million or less than 1% from year-end 2023. In particular, business franchise taxes decreased $4.96 million, incentives payable decreased $7.06 million due to payments, and taxes payable decreased $493 thousand due to timing differences. Partially offsetting these decreases in accrued expenses and other liabilities was an increase of $8.37 million in accrued loan expenses, which correlates to the increase in the loan portfolio, and a $1.01 million increase in interest payable due to an increase in CDs.

Shareholders’ Equity

Shareholders’ equity at June 30, 2024 was $4.86 billion, which was an increase of $85.39 million or 1.79% from year-end 2023.

Retained earnings increased $82.90 million or 4.75% from year-end 2023. Earnings net of dividends for the first six months of 2024 were $82.90 million.

Accumulated other comprehensive income decreased $1.55 million or less than 1% from year-end 2023 due to a decrease of $2.17 million in the fair value of cash flow hedges, net of deferred income taxes, and a decrease of $226 thousand in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. Partially offsetting these decreases was the after-tax accretion of pension costs of $848 thousand for the first six months of 2024.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Six Months Ended
(Dollars in thousands except per share amounts)	June 2024	June 2023	March 2024	June 2024	June 2023
Interest income	$374,184	$345,932	$369,180	$743,364	$675,235
Interest expense	148,469	118,471	146,691	295,160	213,454

Net interest income	225,715	227,461	222,489	448,204	461,781
Provision for credit losses	5,779	11,440	5,740	11,519	18,330
Noninterest income	30,223	35,178	32,212	62,435	67,922
Noninterest expense	134,774	135,288	140,742	275,516	272,707

Income before income taxes	115,385	115,911	108,219	223,604	238,666
Income taxes	18,878	23,452	21,405	40,283	47,900

Net income	$96,507	$92,459	$86,814	$183,321	$190,766

Net income for the second quarter and first six months of 2024 was $96.51 million and $183.32 million, respectively, as compared to earnings of $92.46 million and $190.77 million for the second quarter and first six months of 2023. Earnings for the second quarter of 2024 as compared to the second quarter of 2023 increased primarily due to lower provision for credit losses and income tax expense. Earnings for the first six months of 2024 as compared to the first six months of 2023 decreased due mainly to lower net interest income and higher noninterest expense.

Diluted earnings per share were $0.71 for the second quarter of 2024 and $0.68 for the second quarter of 2023. Diluted earnings per share were $1.35 for the first six months of 2024 as compared to $1.41 for the first six months of 2023.

On a linked-quarter basis, net income for the first quarter of 2024 was $86.81 million or $0.64 per diluted share. Earnings for the second quarter of 2024 as compared to the first quarter of 2024 increased primarily due to higher net interest income and lower noninterest expense and income tax expense.

As previously mentioned, United announced during the second quarter of 2024 that it entered into a definitive merger agreement with Piedmont. Expenses of $1.27 million related to the announced Piedmont acquisition were recorded in the second quarter of 2024. United also recognized a $6.87 million gain on a VISA share exchange during the second quarter of 2024, of which $4.65 million was realized through the sale of eligible shares and the remainder of which related to shares held at fair value at quarter-end. Additionally, during the second quarter of 2024, United sold $102.72 million of AFS investment securities at a loss of $6.81 million. The first quarter of 2024 included $1.81 million of noninterest expense related to the FDIC’s revised loss estimates to the Deposit Insurance Fund.

For the second quarter of 2024, United’s annualized return on average assets was 1.32% and return on average shareholders’ equity was 7.99% as compared to 1.26% and 7.96% for the second quarter of 2023. United’s annualized return on average assets was 1.19% and return on average shareholders’ equity was 7.25% for the first quarter of 2024. United’s annualized return on average assets for the first six months of 2024 was 1.25% and return on average shareholders’ equity was 7.62% as compared to 1.31% and 8.34% for the first six months of 2023. For the second quarter and first half of 2024, United’s annualized return on average tangible equity, a non-GAAP measure, was 13.12% and 12.55%, respectively, as compared to 13.47% and 14.20% for the second quarter and first half of 2023, respectively. United’s annualized return on average tangible equity was 11.98% for the first quarter of 2024.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30,	June 30,	March 31,	June 30,	June 30,
	2024	2023	2024	2024	2023
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$96,507	$92,459	$86,814	$183,321	$190,766
(b) Number of Days	91	91	91	182	181
Average Total Shareholders’ Equity (GAAP)	$4,857,893	$4,659,094	$4,816,476	$4,837,306	$4,614,909
Less: Average Total Intangibles	(1,900,164)	(1,906,053)	(1,901,074)	(1,900,619)	(1,906,689)

(c) Average Tangible Equity (non-GAAP)	$2,957,729	$2,753,041	$2,915,402	$2,936,687	$2,708,220
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 366 or 365/ (c)	13.12%	13.47%	11.98%	12.55%	14.20%

Net interest income for the second quarter of 2024 was $225.72 million, which was relatively flat from the second quarter of 2023, decreasing $1.75 million or less than 1%. The slight decrease of $1.75 million in net interest income occurred because total interest income increased $28.25 million while total interest expense increased $30.00 million from the second quarter of 2023. Net interest income for the first half of 2024 was $448.20 million, a decrease of $13.58 million or 2.94% from the first half of 2023. The decrease of $13.58 million in net interest income occurred because total interest income increased $68.13 million while total interest expense increased $81.71 million from the first half of 2023.

The provision for credit losses was $5.78 million and $11.52 million for the second quarter and first half of 2024, respectively, while the provision for credit losses was $11.44 million and $18.33 million for the second quarter and first half of 2023. The decrease in the provision for credit losses was mainly due to a more substantial increase in reserves for future expected losses in 2023 as compared to 2024. The provision for credit losses was $5.74 million for the first quarter of 2024.

For the second quarter of 2024, noninterest income was $30.22 million, which was a decrease of $4.96 million or 14.09% from the second quarter of 2023. Noninterest income for the first six months of 2024 was $62.44 million which was a decrease of $5.49 million or 8.08% from the first six months of 2023. These decreases in noninterest income were due mainly to net gain of $8.15 million and $8.31 million, respectively, from the sale of MSRs in the second quarter and first six months of 2023. In addition, the second quarter and first six months of 2024 saw declines in income from mortgage banking of $4.01 million and $5.09 million, respectively, due to lower mortgage loan origination and sale volume as well as a lower quarter-end valuation of mortgage derivatives. Partially offsetting these declines for the same time periods were reductions in net losses on investment securities transactions of $7.12 million and $7.42 million, respectively. Noninterest income for the second quarter of 2024 decreased $1.99 million, or 6.17%, from the first quarter of 2024. This decrease in noninterest income was primarily due to a decrease in income from mortgage banking activities of $1.40 million driven by lower mortgage loan sale volume and a lower margin.

For the second quarter of 2024, noninterest expense was relatively flat from the second quarter of 2023, decreasing $514 thousand or less than 1%. Several categories of noninterest expense decreased which were largely offset by increases in other categories, none of which were significant. For the first six months of 2024, noninterest expense increased $2.81 million or 1.03% from the first six months of 2023 driven primarily by an increase of $3.88 million in employee compensation due to higher employee incentives and base salaries. Noninterest expense for the second quarter of 2024 decreased $5.97 million, or 4.24%, from the first quarter of 2024. The decrease in noninterest expense was primarily driven by decreases in employee benefits of $2.52 million, FDIC insurance expense of $1.40 million as well as smaller decreases in other categories of noninterest expense.

Income taxes for the second quarter of 2024 were $18.88 million as compared to $23.45 million for the second quarter of 2023. Income tax expense was $21.41 million for the first quarter of 2024. For the first six months of 2024 and 2023 income tax expense was $40.28 million and $47.90 million, respectively. For the quarters ended June 30, 2024 and March 31, 2024, United’s effective tax rate was 16.36% and 19.78%, respectively. For the quarter ended June 30, 2023, United’s effective tax rate was 20.23%. The effective tax rate for the first six months of 2024 and 2023 was 18.02% and 20.07%, respectively.

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

Net interest income for the second quarter of 2024 was $225.72 million, which was relatively flat from the second quarter of 2023, decreasing $1.75 million less than 1%. The decrease of $1.75 million in net interest income occurred because total interest income increased $28.25 million while total interest expense increased $30.00 million from the second quarter of 2023. Net interest income for the first half of 2024 was $448.20 million, a decrease of $13.58 million or 2.94% from the first half of 2023. The decrease of $13.58 million in net interest income occurred because total interest income increased $68.13 million while total interest expense increased $81.71 million from the first half of 2023. On a linked-quarter basis, net interest income for the second quarter of 2024 increased $3.23 million or 1.45% from the first quarter of 2024. The $3.23 million increase in net interest income occurred because total interest income increased $5.00 million while total interest expense increased $1.78 million from the first quarter of 2024.

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

Tax-equivalent net interest income for the second quarter of 2024 was $226.58 million which was relatively flat from the second quarter of 2023, decreasing of $2.02 million or less than 1%. The slight decrease in tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, an increase in average interest-bearing deposits and a decrease in acquired loan accretion income. The decrease was largely offset by the impact of rising market interest rates on earning assets, organic loan growth and a decrease in average long-term borrowings. The yield on average interest-bearing deposits increased 81 basis points from the second quarter of 2023. Average interest-bearing deposits increased $1.22 billion from the second quarter of 2023. Acquired loan accretion income for the second quarter of 2024 decreased $671 thousand from the second quarter of 2023. The yield on average earning assets increased 46 basis points from the second quarter of 2023 to 5.79% driven by an increase in the yield on average net loans of 36 basis points. Average net loans increased $911.95 million from the second quarter of 2023. Average long-term borrowings decreased $1.02 billion from the second quarter of 2023. The net interest margin for the second quarter of 2024 and 2023 was 3.50% and 3.51%, respectively.

Tax-equivalent net interest income for the first six months of 2024 was $449.94 million, a decrease of $14.12 million or 3.04% from the first six months of 2023. The decrease in tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, an increase in average interest-bearing deposits and a decrease in acquired loan accretion income. The decrease was partially offset by the impact of rising market interest rates on earning assets, organic loan growth and a decrease in average long-term borrowings. The yield on average interest-bearing deposits increased 104 basis points from the first half of 2023. Average interest-bearing deposits increased $1.35 billion from the first half of 2023. Acquired loan accretion income for the first half of 2024 of $4.91 million was a decrease of $1.28 million from the first half of 2023. The yield on average earning assets increased 53 basis points from the first half of 2023 to 5.74% driven by an increase in the yield on average net loans of 44 basis points. Average net loans increased $856.17 million from the first half of 2023. Average long-term borrowings decreased $967.12 million from the first half of 2023. The net interest margin for the first half of 2024 and 2023 was 3.47% and 3.57%, respectively.

On a linked-quarter basis, tax-equivalent net interest income for the second quarter of 2024 increased $3.22 million, or 1.44%, from the first quarter of 2024. The increase in tax-equivalent net interest income was driven by a higher yield on average net loans, organic loan growth and a decrease in average long-term borrowings partially offset by higher interest expense driven by the impact of deposit rate repricing. The net interest spread increased 3 basis points to 2.52% for the second quarter of 2024 driven by an increase in the yield on average earning assets of 9 basis points partially offset by an increase in the average cost of funds of 6 basis points. The yield on average net loans increased 6 basis points to 6.14% for the second quarter of 2024. The first quarter of 2024 included a $593 thousand interest reversal due to a commercial & industrial loan relationship placed on nonaccrual whereas the second quarter of 2024 included a $654 thousand interest recovery from a commercial real estate nonaccrual loan payoff. Average net loans were relatively flat, increasing $127.58 million or less than 1% from the first quarter of 2024. Average long-term borrowings decreased $209.83 million, or 13.99%, from the first quarter of 2024. The yield on average interest-bearing deposits increased 8 basis points to 3.18% for the second quarter of 2024. The net interest margin of 3.50% for the second quarter of 2024 was an increase of 6 basis points from the net interest margin of 3.44% for the first quarter of 2024.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended June 30, 2024, June 30, 2023 and March 31, 2024 and the six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2024	2023	2024
Loan accretion	$2,406	$3,077	$2,506
Certificates of deposit	67	309	171
Long-term borrowings	(330)	(335)	(331)

Total	$2,143	$3,051	$2,346

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2024	2023
Loan accretion	$4,912	$6,196
Certificates of deposit	238	665
Long-term borrowings	(661)	(688)

Tax-equivalent net interest income	$4,489	$6,173

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2024, June 30, 2023 and March 31, 2024 and the six months ended June 30, 2024 and June 30, 2023.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2024	2023	2024
Net interest income, GAAP basis	$225,715	$227,461	$222,489
Tax-equivalent adjustment (1)	867	1,144	872

Tax-equivalent net interest income	$226,582	$228,605	$223,361

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2024	2023
Net interest income, GAAP basis	$448,204	$461,781
Tax-equivalent adjustment (1)	1,739	2,279

Tax-equivalent net interest income	$449,943	$464,060

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2024 and 2023 and the three months ended March 31, 2024. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2024 and 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2024 and 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$930,453	$12,787	5.53%	$994,072	$12,706	5.13%
Investment Securities:
Taxable	3,496,310	33,968	3.89%	4,274,123	36,721	3.44%
Tax-exempt	209,114	1,488	2.85%	387,918	2,718	2.80%

Total Securities	3,705,424	35,456	3.83%	4,662,041	39,439	3.38%
Loans, net of unearned income (2)(3)	21,639,898	326,808	6.07%	20,705,509	294,931	5.71%
Allowance for loan losses	(263,050)			(240,611)

Net loans	21,376,848		6.14%	20,464,898		5.78%

Total earning assets	26,012,725	$375,051	5.79%	26,121,011	$347,076	5.33%

Other assets	3,357,439			3,317,801

TOTAL ASSETS	$29,370,164			$29,438,812

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$16,740,124	$132,425	3.18%	$15,520,461	$91,577	2.37%
Short-term borrowings	206,234	2,206	4.30%	177,315	1,489	3.37%
Long-term borrowings	1,290,405	13,838	4.31%	2,307,485	25,405	4.42%

Total Interest-Bearing Liabilities	18,236,763	148,469	3.27%	18,005,261	118,471	2.64%

Noninterest-bearing deposits	5,976,971			6,500,259
Accrued expenses and other liabilities	298,537			274,198

TOTAL LIABILITIES	24,512,271			24,779,718
SHAREHOLDERS’ EQUITY	4,857,893			4,659,094

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,370,164			$29,438,812

NET INTEREST INCOME		$226,582			$228,605

INTEREST RATE SPREAD			2.52%			2.69%
NET INTEREST MARGIN			3.50%			3.51%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2024 and March 31, 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2024 and March 31, 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2024			March 31, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$930,453	$12,787	5,53%	$882,656	$12,303	5.61%
Investment Securities:
Taxable	3,496,310	33,968	3.89%	3,743,157	34,722	3.71%
Tax-exempt	209,114	1,488	2.85%	212,375	1,474	2.78%

Total Securities	3,705,424	35,456	3.83%	3,955,532	36,196	3.66%
Loans, net of unearned income (2)(3)	21,639,898	326,808	6.07%	21,508,611	321,553	6.01%
Allowance for loan losses	(263,050)			(259,341)

Net loans	21,376,848		6.14%	21,249,270		6.08%

Total earning assets	26,012,725	$375,051	5.79%	26,087,458	$370,052	5.70%

Other assets	3,357,439			3,344,925

TOTAL ASSETS	$29,370,164			$29,432,383

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$16,740,124	$132,425	3.18%	$16,663,765	$128,377	3.10%
Short-term borrowings	206,234	2,206	4.30%	203,570	2,082	4.11%
Long-term borrowings	1,290,405	13,838	4.31%	1,500,237	16,232	4.35%

Total Interest-Bearing Liabilities	18,236,763	148,469	3.27%	18,367,572	146,691	3.21%

Noninterest-bearing deposits	5,976,971			5,941,866
Accrued expenses and other liabilities	298,537			306,469

TOTAL LIABILITIES	24,512,271			24,615,907
SHAREHOLDERS’ EQUITY	4,857,893			4,816,476

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,370,164			$29,432,383

NET INTEREST INCOME		$226,582			$223,361

INTEREST RATE SPREAD			2.52%			2.49%
NET INTEREST MARGIN			3.50%			3.44%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the six-month periods ended June 30, 2024 and 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the six-month period ended June 30, 2024 and 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$906,555	$25,090	5.57%	$965,393	$23,689	4.95%
Investment Securities:
Taxable	3,619,733	68,690	3.80%	4,339,132	72,980	3.36%
Tax-exempt	210,745	2,962	2.81%	387,795	5,458	2.81%

Total Securities	3,830,478	71,652	3.74%	4,726,927	78,438	3.32%
Loans, net of unearned income (2)(3)	21,574,254	648,361	6.04%	20,694,619	575,387	5.60%
Allowance for loan losses	(261,196)			(237,726)

Net loans	21,313,058		6.11%	20,456,893		5.67%

Total earning assets	26,050,091	$745,103	5.74%	26,149,213	$677,514	5.21%

Other assets	3,350,473			3,324,719

TOTAL ASSETS	$29,400,564			$29,473,932

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$16,701,944	$260,802	3.14%	$15,354,468	$160,169	2.10%
Short-term borrowings	204,902	4,288	4.21%	171,994	2,646	3.10%
Long-term borrowings	1,395,321	30,070	4.33%	2,362,437	50,639	4.32%

Total Interest-Bearing Liabilities	18,302,167	295,160	3.24%	17,888,899	213,454	2.41%

Non-interest bearing deposits	5,959,418			6,697,549
Accrued expenses and other liabilities	301,673			272,575

TOTAL LIABILITIES	24,563,258			24,859,023
SHAREHOLDERS’ EQUITY	4,837,306			4,614,909

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$29,400,564			$29,473,932

NET INTEREST INCOME		$449,943			$464,060

INTEREST RATE SPREAD			2.50%			2.80%
NET INTEREST MARGIN			3.47%			3.57%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $5.78 million and $11.52 million for the second quarter and first half of 2024, respectively, as compared to a provision for credit losses of $11.44 million and $18.33 million for the second quarter and first half of 2023, respectively. On a linked-quarter basis, the provision for credit losses for the first quarter of 2024 was $5.74 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2024, the provision for loan and lease losses was $5.78 million as compared to a provision for loan and lease losses of $11.44 million for the quarter ended June 30, 2023. The provision for loan and lease losses for the first six months of 2024 was $11.52 million as compared to a provision for loan and lease losses of $18.33 million for the first six months of 2023. The lower amount of provision expense for the second quarter and first half of 2024 compared to the second quarter and first half of 2023 was mainly due to a more substantial increase in reserves for future expected losses in 2023 as compared to 2024. Net charge-offs were $1.26 million for the second quarter of 2024 as compared to net charge-offs of $1.21 million for the same quarter in 2023. Net charge-offs for the first six months of 2024 were $3.33 million as compared to net charge-offs of $2.35 million for the first six months of 2023. The higher amount of net charge-offs for 2024 as compared to 2023 was primarily due to an increase in charge-offs and reduction in offsetting recoveries for the commercial real estate nonowner-occupied portfolio as well as reduction in recoveries for the other commercial portfolio. On a linked-quarter basis, the provision for loan and lease losses of $5.78 million for the second quarter of 2024 was relatively flat from the provision for loan and lease losses of $5.74 million for the first quarter of 2024. Net charge-offs were $2.07 million for the first quarter of 2024.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter and first half of 2024 were 0.02% and 0.03% as compared to annualized net charge-offs of 0.02% for both the second quarter and first half of 2023. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2024 were 0.04%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at June 30, 2024 and December 31, 2023:

	June 30	December 31
(In thousands)	2024	2023
Nonaccrual loans	$52,929	$30,919
Loans past due 90 days of more	12,402	14,579

Total nonperforming loans	$65,331	$45,498
Other real estate owned	2,156	2,615

Total nonperforming assets	$67,487	$48,113

The increase of $22.01 million in nonaccrual loans from December 31, 2023 to June 30, 2024 was due mainly to the transfer to nonaccrual of one significant commercial lending relationship.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2024, the allowance for credit losses was $308.16 million as compared to $303.94 million at December 31, 2023.

At June 30, 2024, the allowance for loan and lease losses was $267.42 million as compared to $259.24 million at December 31, 2023. The increase in the allowance for loan and lease losses was primarily driven by increased outstanding loan balances for the commercial real estate non-owner occupied and residential real estate loan segments as well as increased reasonable and supportable forecast adjustments for the commercial real estate non-owner occupied loan segment, especially as it pertains to office loans. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.24% at June 30, 2024 and 1.21% at December 31, 2023. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 409.34% and 569.78% at June 30, 2024 and December 31, 2023, respectively. The decrease in this ratio was due mainly to an increase in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The second quarter of 2024 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of inflation, interest rates, the banking regulatory environment, geopolitical conflict and the presidential election when making determinations related to factor adjustments for the external environment. United also considered portfolio trends related to economic and business conditions, collateral values for dependent loans; past due, nonaccrual and graded loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP in the second quarter remained consistent with the first quarter projections of 2.10% for 2024, 2.00% for 2025 and 2.00% for 2026.. The unemployment rate remained the same for 2024 at 4.00% while 2025 shifted up slightly to 4.20% from 4.10% and 2026 also increased slightly to 4.10% from 4.00% .

•

Greater risk of loss is probable in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions as well as higher interest rates, cap rates and the uncertainty surrounding appraised values of the collateral. United recognized this greater risk of loss by increasing the loss multiple relating to the historical loss experience of the office portfolio.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at June 30, 2024 produced increased reserves in two of the four loan categories as compared to December 31, 2023. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $5.86 million due to increased outstanding balances and increased reasonable and supportable forecast adjustments particularly as it pertains to office loans. The residential real estate segment reserve increased $4.20 million due primarily to increased outstanding balances. The real estate construction and development loan segment reserve decreased $45 thousand due to improved historical loss rates. The consumer loan segment reserve decreased $1.83 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $15.63 million at June 30, 2024 and $13.15 million at December 31, 2023. In comparison to the prior year-end, this element of the allowance increased $2.48 million due to the downgrade of a commercial real estate non-owner occupied relationship secured by office collateral.

Management believes that the allowance for credit losses of $308.16 million at June 30, 2024 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the second quarter and first half of 2024 and 2023 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand and $17 thousand as of June 30, 2024 and December 31, 2023, respectively. There was no provision for credit losses recorded on available for sale investment securities for the second quarter and first half of 2024 and 2023 and no allowance for credit losses on available for sale investment securities as of June 30, 2024 and December 31, 2023.

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

Noninterest income for the second quarter of 2024 was $30.22 million, a decrease of $4.96 million or 14.09% from the second quarter of 2023. Noninterest income for the first half of 2024 was $62.44 million, a decrease of $5.49 million or 8.08% from the first half of 2023. Both decreases were driven by decreases in mortgage loan servicing income and mortgage banking income partially offset by an increase in fees from brokerage services and lower net losses on investment securities transactions.

Mortgage loan servicing income for the second quarter and first half of 2024 decreased $9.06 million or 92.04% and $10.55 million or 87.03% from the second quarter and first half of 2023, respectively. The second quarter and first half of 2023 included net gains on the sale of MSRs of $8.15 million and $8.31 million, respectively. In addition, mortgage loan servicing income has declined due to lower mortgage balances serviced since the sale of the MSRs.

Income from mortgage banking activities totaled $3.90 million for the second quarter of 2024 compared to $7.91 million for the same period of 2023, a decline of $4.01 million or 50.66%. For the first half of 2024 and 2023, income from mortgage banking activities was $9.20 million and $14.29 million, respectively. The decreases for 2024 as compared to 2023 were due mainly to lower mortgage loan origination and sale volume and a lower quarter-end valuation of mortgage derivatives. For the three months ended June 30, 2024 and 2023, mortgage loan sales were $163.27 million and $248.71 million, respectively. For the six months ended June 30, 2024 and 2023, mortgage loan sales were $352.01 million and $415.22 million, respectively. Mortgage loans originated for sale were $185.32 million and $362.23 million for the second quarter and first half of 2024, respectively, as compared to $271.83 million and $449.64 million for the second quarter and first half of 2023, respectively.

Fees from brokerage services for the second quarter and first half of 2024 increased $1.04 million or 26.57% and $2.11 million or 25.97%, respectively, from the second quarter and first half of 2023. The increase was primarily due to higher volume.

United recorded a net loss on investment securities of $218 thousand for the second quarter of 2024 as compared to a net loss on investment securities of $7.34 million for the second quarter of 2023. For the first six months of 2024, net losses on investment securities were $317 thousand as compared to net losses on investment securities of $7.74 million for the first six months of 2023. During the second quarter of 2024, United sold approximately $103 million of AFS investment securities at a net loss of $6.81 million. Additionally, during the second quarter of 2024, United recognized a $6.87 million gain on the VISA share exchange, of which $4.65 million was realized through the sale of eligible shares and the remainder of which related to shares held at fair value at quarter-end which will be eligible to be sold in the third quarter of 2024. In the second quarter of 2023, United sold approximately $187 million of AFS investment securities resulting in a net loss of $7.24 million.

On a linked-quarter basis, noninterest income for the second quarter of 2024 decreased $1.99 million, or 6.17%, from the first quarter of 2024. The decrease in noninterest income was primarily due to a decrease in income from mortgage banking activities of $1.40 million driven by lower mortgage loan sale volume and a lower margin.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the second quarter of 2024 was $134.78 million, which was relatively flat from the second quarter of 2023, decreasing $514 thousand or less than 1%. For the first half of 2024, noninterest expense was $275.52 million, which was an increase of $2.81 million or 1.03% from the first half of 2023.

Employee compensation for the first half of 2024 increased $3.88 million or 3.40% from the first half of 2023. The increase in employee compensation was driven by higher employee incentives, base salaries and employee severance. The employee severance expense is related to the previously announced mortgage delivery channel consolidation.

Employee benefits expense for the first half of 2024 increased $1.15 million or 4.47% as compared to the first half of 2023. This increase was primarily due to higher amounts of expense for postretirement benefits partially offset by lower health insurance costs.

Equipment expense for the first half of 2024 decreased $621 thousand or 4.13% as compared to the first half of 2023. This decrease was primarily due to lower depreciation expense partially offset by an increase in maintenance expense.

Mortgage loan servicing expense and impairment expense for the second quarter and first half of 2024 decreased $688 thousand or 40.49% and $1.56 million or 43.46%, respectively, from the second quarter and first half of 2023. The decreases in 2024 were due primarily to a lower amount of mortgage loans serviced as a result of the sale of MSRs in the second quarter and first half of 2023.

FDIC insurance expense for the first half of 2024 increased $2.36 million or 25.73% from the first half of 2023. The increase in FDIC insurance expense was driven by $1.81 million of expense recognized in the first quarter of 2024 for the FDIC special assessment.

Other expense for the first half of 2024 decreased $2.50 million or 3.82% from the first half of 2023. Within other expenses, the most significant decrease was $4.55 million in the expense for the reserve for unfunded loan commitments. In addition, advertising expense and the amortization of intangibles also declined. Partially offsetting these decreases were increases in the amortization of investment tax credits and loan collection expense. Included in the first half of 2024 were the previously mentioned $1.27 million in merger expenses related to the Piedmont acquisition.

On a linked-quarter basis, noninterest expense for the second quarter of 2024 decreased $5.97 million, or 4.24%, from the first quarter of 2024. The decrease in noninterest expense was primarily driven by decreases in employee benefits of $2.52 million, FDIC insurance expense of $1.40 million, net occupancy expense of $943 thousand, employee compensation of $792 thousand and other noninterest expense of $1.04 million. The decrease in employee benefits was primarily driven by lower Federal Insurance Contributions Act (“FICA”) and postretirement benefit costs. The decrease in FDIC insurance expense was primarily due to the inclusion in the first quarter of 2024 of the $1.81 million of additional expense related to the FDIC special assessment. Net occupancy expense declined due to lower building rental, maintenance and utilities expenses. The decline in employee compensation expense was primarily due to a decline in commission expense related to lower mortgage banking production. The decrease in other noninterest expense was primarily driven by a $904 thousand decrease in expense related to community development lending programs as well as lower amounts of certain general operating expenses, none of which were significant, partially offset by the $1.27 million in merger-related expenses. Partially offsetting these decreases in noninterest expense was an increase of $695 thousand in equipment expense due to higher maintenance costs.

Income Taxes

For the second quarter of 2024, income tax expense was $18.88 million as compared to $23.45 million in the second quarter of 2023. On a linked-quarter basis, income tax expense decreased $2.53 million from the first quarter of 2024. For the first half of 2024, income tax expense was $40.28 million as compared to $47.90 million in the first half of 2023. These decreases were due primarily to the impact of discrete tax benefits recognized in the second quarter of 2024. United’s effective tax rate was 16.36% for the second quarter of 2024, 20.23% for the second quarter of 2023 and 19.78% for the first quarter of 2024. For the first half of 2024 and 2023, United’s effective tax rate was 18.02% and 20.07%, respectively.

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

During the first half of 2024, United increased its interest-bearing deposit balance at the FRB by $297.01 million to $1.54 billion. The change in the balance at the FRB was mostly the result of a $247.12 million increase in total deposits and $469.94 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by a $300.14 million decrease in FHLB advances.

For the six months ended June 30, 2024, cash of $185.56 million was provided by operating activities due mainly to net income of $183.32 million. Net cash of $220.11 million was provided by investing activities which was primarily due to $465.56 million of net proceeds from the sales of investment securities over purchases partially offset by portfolio loan growth of $238.18 million. During the first six months of 2024, net cash of $145.75 million was used in financing activities due primarily to a net repayment of $300.00 million in FHLB advances and cash dividends paid of $100.32 million partially offset by growth in deposits of $247.36 million. The net effect of the cash flow activities was an increase in cash and cash equivalents of $259.92 million for the first half of 2024.

At June 30, 2024, United had an unused borrowing amount at the FHLB of approximately $7.26 billion subject to delivery of collateral after certain trigger points, $3.17 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at June 30, 2024. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at June 30, 2024. At June 30, 2024, United’s borrowing capacity for the FRB Discount Window was $4.71 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first half of 2024.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.84% at June 30, 2024 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.48%, 13.48% and 11.61%, respectively. The June 30, 2024 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.86 billion at June 30, 2024, which was an increase of $85.39 million or 1.79% from December 31, 2023. This increase is primarily due to an increase of $82.90 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 16.21% at June 30, 2024 as compared to 15.94% at December 31, 2023. The primary capital ratio, capital and reserves to total assets and reserves, was 17.06% at June 30, 2024 as compared to 16.79% at December 31, 2023. United’s average equity to average asset ratio was 16.54% for the second quarter of 2024 as compared to 15.83% the second quarter of 2023. United’s average equity to average asset ratio was 16.45% for the first half of 2024 as compared to 15.66% for the first half of 2023. All of these financial measurements reflect a financially sound position.

During the second quarter of 2024, United’s Board of Directors declared a cash dividend of $0.37 per share. Cash dividends were $0.74 per common share for the first six months of 2024. Total cash dividends declared were $50.20 million for the second quarter of 2024 and $100.42 million for the first six months of 2024 as compared to $48.63 million for the second quarter of 2023 and $97.35 million for the first six months of 2023, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2024 and December 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2024	December 31, 2023
+200	1.28%	(0.28%)
+100	1.00%	0.24%
-100	1.31%	2.66%
-200	1.50%	4.35%

At June 30, 2024, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.00% over one year as compared to an increase by 0.24% at December 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 1.28% over one year as of June 30, 2024, as compared to a decrease of 0.28% as of December 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.31% over one year as of June 30, 2024 as compared to an increase of 2.66%, over one year as of December 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.50% over one year as of June 30, 2024 as compared to an increase of 4.35% over one year as of December 31, 2023.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.73% in year two as of June 30, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.44% in year two as of June 30, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.81% in year two as of June 30, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.09% in year two as of June 30, 2024.

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

At June 30, 2024, United’s mortgage related securities portfolio had an amortized cost of $1.7 billion, of which approximately $745.1 million or 45% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 5.5 years and a weighted average yield of 2.25%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.5%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 12.2%.

United had approximately $433.8 million in fixed rate commercial mortgage backed securities (“CMBS”) with a projected yield of 1.92% and a projected average life of 4.6 years on June 30, 2024. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.6 years.

United had approximately $11.8 million in 15-year mortgage backed securities with a projected yield of 2.07% and a projected average life of 4.3 years as of June 30, 2024. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.4 years and a WAM of 10.4 years.

United had approximately $311.7 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 6.5 years on June 30, 2024. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 3.3 years and a WAM of 16.5 years.

United had approximately $143.2 million in 30-year mortgage backed securities with a projected yield of 2.69% and a projected average life of 7.8 years on June 30, 2024. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 4.8 years and a WAM of 24 years.

The remaining 2% of the mortgage related securities portfolio on June 30, 2024, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2024 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended June 30, 2024 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2024	0	$0.00	0	4,371,239
5/01 – 5/31/2024	60	$34.41	0	4,371,239
6/01 – 6/30/2024	5	$37.11	0	4,371,239

Total	65	$34.62	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2024 – 60 shares were exchanged by participants in United’s long-term incentive plans at an average price of $34.41.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2024, the following shares were purchased for the deferred compensation plan: June 2024 – 5 shares at an average price of $37.11.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION

( a )	None.

( b )	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

( c )
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On June 24, 2024, Peter A. Converse, a member of United’s Board of
Directors
, adopted a Rule 10b5-1 trading
plan. Mr. Converse’s trading plan covers the potential sale of up to 5,000 shares of United’s common stock, and will terminate on December 31, 2025, or an earlier date under certain circumstances specified under the terms of the trading plan, including the completion of all sales of shares covered by the plan. This trading plan complied with the requirements of
Rule 10b5-1(c)
under the Exchange Act when adopted (the “Rule”) and United’s Insider Trading Policy, was entered into during an open insider trading window, and only permitted transactions upon expiration of the applicable mandatory cooling-off
period under the Rule. During the quarter ended June 30, 2024, no other director or executive officer of United adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
“non-Rule
10b5-1
trading arrangement”, as each term is defined in Rule 408(e) of Regulation
S-K.

Item 6. EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated May 9, 2024, by and between United Bankshares, Inc. and Piedmont Bancorp, Inc. (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated May 9, 2024 and filed May 10, 2024 for United Bankshares, Inc., File No. 002-86947)

2.2
Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1
Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No. 002-86947)

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

UNITED BANKSHARES, INC.
(Registrant)

Date: August 9, 2024	/s/ Richard M. Adams, Jr.
Name: Richard M. Adams, Jr.
Title: Chief Executive Officer

Date: August 9, 2024	/s/ W. Mark Tatterson
Name: W. Mark Tatterson
Title: Chief Financial Officer