Form 10-Q
period 2024-09-30
UNITED BANKSHARES INC/WV
filed 2024-11-08
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
 31, 2024
, the registrant had

135,220,358
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2024 and December 31, 2023, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2024	December 31 2023
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$277,977	$257,153
Interest-bearing deposits with other banks	1,629,602	1,340,620
Federal funds sold	1,253	1,170

Total cash and cash equivalents	1,908,832	1,598,943
Securities available for sale at estimated fair value (amortized cost-$3,509,648 at September 30, 2024 and $4,149,895 at December 31, 2023, allowance for credit losses of $0 at September 30, 2024 and December 31, 2023)	3,239,501	3,786,377
Securities held to maturity, net of allowance for credit losses of $19 at September 30, 2024 and $17 at December 31, 2023 (estimated fair value-$1,020 at September 30, 2024 and December 31, 2023)	1,001	1,003
Equity securities at estimated fair value	9,082	8,945
Other investment securities	288,831	329,429
Loans held for sale measured using fair value option	46,493	56,261
Loans and leases	21,631,053	21,373,185
Less: Unearned income	(9,085)	(14,101)

Loans and leases, net of unearned income	21,621,968	21,359,084
Less: Allowance for loan and lease losses	(270,767)	(259,237)

Net loans and leases	21,351,201	21,099,847
Bank premises and equipment	187,294	190,520
Operating lease right-of-use assets	82,114	86,986
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	0	4,554
Bank-owned life insurance (“BOLI”)	495,784	486,895
Accrued interest receivable	107,031	111,420
Other assets	257,209	276,413

TOTAL ASSETS	$29,863,262	$29,926,482

Liabilities
Deposits:
Noninterest-bearing	$6,038,098	$6,149,080
Interest-bearing	17,790,247	16,670,239

Total deposits	23,828,345	22,819,319
Borrowings:
Securities sold under agreements to repurchase	181,969	196,095
Federal Home Loan Bank (“FHLB”) borrowings	260,271	1,510,487
Other long-term borrowings	279,820	278,616
Reserve for lending-related commitments	37,973	44,706
Operating lease liabilities	88,464	92,885
Accrued expenses and other liabilities	218,600	213,134

TOTAL LIABILITIES	24,895,442	25,155,242
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,567,165 and 142,257,646 at September 30, 2024 and December 31, 2023, respectively, including 7,346,395 and 7,308,583 shares in treasury at September 30, 2024 and December 31, 2023, respectively	356,418	355,644
Surplus	3,190,163	3,181,764
Retained earnings	1,873,577	1,745,619
Accumulated other comprehensive loss	(198,912)	(259,681)
Treasury stock, at cost	(253,426)	(252,106)

TOTAL SHAREHOLDERS’ EQUITY	4,967,820	4,771,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,863,262	$29,926,482

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Interest income
Interest and fees on loans	$331,531	$308,199	$978,775	$882,453
Interest on federal funds sold and other short-term investments	19,241	11,810	44,331	35,499
Interest and dividends on securities:
Taxable	30,797	35,730	99,487	108,710
Tax-exempt	1,154	1,171	3,494	5,483

Total interest income	382,723	356,910	1,126,087	1,032,145
Interest expense
Interest on deposits	143,313	108,793	404,115	268,962
Interest on short-term borrowings	2,048	1,805	6,336	4,451
Interest on long-term borrowings	7,106	17,859	37,176	68,498

Total interest expense	152,467	128,457	447,627	341,911

Net interest income	230,256	228,453	678,460	690,234
Provision for credit losses	6,943	5,948	18,462	24,278

Net interest income after provision for credit losses	223,313	222,505	659,998	665,956
Other income
Fees from trust services	4,904	4,514	14,294	13,810
Fees from brokerage services	5,073	4,433	15,299	12,551
Fees from deposit services	9,413	9,282	27,710	27,969
Bankcard fees and merchant discounts	1,775	1,676	5,003	5,090
Other service charges, commissions, and fees	890	850	2,617	2,937
Income from bank-owned life insurance	3,032	2,562	7,999	6,475
Income from mortgage banking activities	4,544	7,556	13,743	21,847
Mortgage loan servicing income	7,385	846	8,957	12,963
Net investment securities losses	(6,715)	(181)	(7,032)	(7,922)
Other income	1,641	2,123	5,787	5,863

Total other income	31,942	33,661	94,377	101,583
Other expense
Employee compensation	58,481	59,064	176,275	172,980
Employee benefits	13,084	12,926	39,902	38,597
Net occupancy expense	11,271	11,494	35,014	34,736
Other real estate owned (“OREO”) expense	104	185	531	1,167
Net (gains) losses on the sales of OREO properties	(34)	93	(85)	66
Equipment expense	7,811	7,170	22,212	22,192
Data processing expense	7,456	7,405	22,209	22,134
Mortgage loan servicing expense and impairment	403	1,051	2,429	4,634
Bankcard processing expense	661	559	1,879	1,617
FDIC insurance expense	4,338	4,598	15,851	13,755
Other expense	31,764	30,685	94,638	96,059

Total other expense	135,339	135,230	410,855	407,937

Income before income taxes	119,916	120,936	343,520	359,602
Income taxes	24,649	24,779	64,932	72,679

Net income	$95,267	$96,157	$278,588	$286,923

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Earnings per common share:
Basic	$0.70	$0.71	$2.06	$2.13

Diluted	$0.70	$0.71	$2.06	$2.12

Average outstanding shares:
Basic	135,158,476	134,685,041	134,912,625	134,493,059
Diluted	135,504,911	134,887,776	135,143,028	134,733,055
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net income	$95,267	$96,157	$278,588	$286,923
Change in net unrealized gain (loss) on available-for-sale (“AFS”) securities, net of tax	71,280	(42,026)	71,054	(17,464)
Change in net unrealized (loss) gain on cash flow hedge, net of tax	(9,407)	2,645	(11,577)	(1,068)
Change in pension plan assets, net of tax	444	603	1,292	1,808

Comprehensive income, net of tax	$157,584	$57,379	$339,357	$270,199

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2024
	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	356,341	3,183,198	1,782,220	(260,992)	(253,326)	4,807,441
Comprehensive income:
Net income	0	0	0	96,507	0	0	96,507
Other comprehensive loss, net of tax	0	0	0	0	(237)	0	(237)

Total comprehensive income, net of tax							96,270
Stock based compensation expense	0	0	3,004	0	0	0	3,004
Purchase of treasury stock (65 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.37 per share)	0	0	0	(50,204)	0	0	(50,204)
Stock grant forfeiture (2,053 shares)	0	0	76	0	0	(76)	0
Net issuance of common stock under stock-based compensation plans (5,147 shares)	5,147	13	110	0	0	0	123

Balance at June 30, 2024	142,541,516	356,354	3,186,388	1,828,523	(261,229)	(253,403)	4,856,633
Comprehensive income:
Net income	0	0	0	95,267	0	0	95,267
Other comprehensive gain, net of tax	0	0	0	0	62,317	0	62,317
Total comprehensive income, net of tax							157,584
Stock based compensation expense	0	0	3,118	0	0	0	3,118
Purchase of treasury stock (226 shares)	0	0	0	0	0	(9)	(9)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Stock grant forfeiture (357 shares)	0	0	14	0	0	(14)	0
Net issuance of common stock under stock-based compensation plans (25,649 shares)	25,649	64	643	0	0	0	707

Balance at September 30, 2024	142,567,165	$356,418	$3,190,163	$1,873,577	$(198,912)	$(253,426)	$4,967,820

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2023
	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2023	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	98,307	0	0	98,307
Other comprehensive income, net of tax	0	0	0	0	38,602	0	38,602

Total comprehensive income, net of tax							136,909
Stock based compensation expense	0	0	2,713	0	0	0	2,713
Stock grant forfeiture (1,506 shares)	0	0	58	0	0	(58)	0
Purchase of treasury stock (33,551 shares)	0	0	0	0	0	(1,374)	(1,374)
Cash dividends ($0.36 per share)	0	0	0	(48,720)	0	0	(48,720)
Net issuance of common stock under stock- based compensation plans (226,486 shares)	226,486	566	250	0	0	0	816

Balance at March 31, 2023	142,238,046	355,595	3,171,895	1,625,013	(294,130)	(251,836)	4,606,537
Comprehensive income:
Net income	0	0	0	92,459	0	0	92,459
Other comprehensive loss, net of tax	0	0	0	0	(16,548)	0	(16,548)

Total comprehensive income, net of tax							75,911
Stock based compensation expense	0	0	3,295	0	0	0	3,295
Purchase of treasury stock (60 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.36 per share)	0	0	0	(48,628)	0	0	(48,628)
Stock grant forfeiture (4,445 shares)	0	0	172	0	0	(172)	0
Net issuance of common stock under stock-based compensation plans (2,812 shares)	2,812	7	(78)	0	0	0	(71)

Balance at June 30, 2023	142,240,858	355,602	3,175,284	1,668,844	(310,678)	(252,009)	4,637,043
Comprehensive income:
Net income	0	0	0	96,157	0	0	96,157
Other comprehensive loss, net of tax	0	0	0	0	(38,778)	0	(38,778)

Total comprehensive income, net of tax							57,379
Stock based compensation expense	0	0	3,148	0	0	0	3,148
Purchase of treasury stock (232 shares)	0	0	0	0	0	(7)	(7)
Cash dividends ($0.36 per share)	0	0	0	(48,706)	0	0	(48,706)
Stock grant forfeiture (2,161 shares)	0	0	82	0	0	(82)	0
Net issuance of common stock under stock-based compensation plans (550 shares)	550	2	19	0	0	0	21

Balance at September 30, 2023	142,241,408	$355,604	$3,178,533	$1,716,295	$(349,456)	$(252,098)	$4,648,878

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Nine Months Ended September 30
	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$309,174	$272,661
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	286,340	181,732
Proceeds from maturities and calls of securities available for sale	1,755,364	680,429
Purchases of securities available for sale	(1,414,809)	(107,818)
Proceeds from sales of equity securities	7,832	216
Purchases of equity securities	(1,060)	(1,398)
Proceeds from sales and redemptions of other investment securities	159,199	145,258
Purchases of other investment securities	(131,461)	(140,332)
Redemption of bank-owned life insurance policies	1,229	2,182
Purchases of bank premises and equipment	(9,330)	(8,480)
Proceeds from sales of bank premises and equipment	97	2,508
Proceeds from sales of mortgage servicing rights	12,489	23,450
Proceeds from the sales of OREO properties	2,328	2,530
Net change in loans	(262,647)	(491,656)

NET CASH PROVIDED BY INVESTING ACTIVITIES	405,571	288,621

FINANCING ACTIVITIES
Cash dividends paid	(150,536)	(146,006)
Acquisition of treasury stock	(1,040)	(1,382)
Proceeds from exercise of stock options	1,533	1,576
Repayment of long-term Federal Home Loan Bank borrowings	(1,500,000)	(1,900,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	250,000	1,100,000
Redemption of subordinated debt	0	(10,250)
Changes in:
Deposits	1,009,313	374,606
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(14,126)	27,576

NET CASH USED IN FINANCING ACTIVITIES	(404,856)	(553,880)

Increase in cash and cash equivalents	309,889	7,402
Cash and cash equivalents at beginning of year	1,598,943	1,176,652

Cash and cash equivalents at end of period	$1,908,832	$1,184,054

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$119	$4,878
Right-of-use assets obtained in the exchange for lease liabilities	7,865	22,333
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2024 and 2023 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2023 has been extracted from the audited financial statements included in United’s 2023 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2023 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of September 30, 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.
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
Piedmont is a well-capitalized, single bank holding company headquartered in Atlanta, Georgia with total assets of approximately $2.2 billion, total loans of approximately $1.9 billion, total liabilities of approximately $2.0 billion, total deposits of approximately $2.0 billion, and total shareholders’ equity of approximately $207 million as of September 30, 2024. Piedmont is the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.
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
The completion of the Merger and the Bank Merger are subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals from the Board of Governors of the Federal Reserve System, the Virginia Bureau of Financial Institutions, the Georgia Department of Banking and Finance, and the approval by the stockholders of Piedmont. United has received regulatory approval from the Virginia Bureau of Financial Institutions and the stockholders of Piedmont have approved the merger. The merger is expected to close late in the fourth quarter of 2024 or early in the first quarter of 2025.
3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost, estimated fair values, and allowance for credit losses of securities available for sale are summarized as follows.

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$279,651	$58	$2,775	$0	$276,934
State and political subdivisions	576,768	13	63,175	0	513,606
Residential mortgage-backed securities
Agency	1,310,732	1,985	136,282	0	1,176,435
Non-agency	89,253	255	6,316	0	83,192
Commercial mortgage-backed securities
Agency	401,126	45	34,660	0	366,511
Asset-backed securities	553,808	55	3,263	0	550,600
Single issue trust preferred securities	16,409	0	1,795	0	14,614
Other corporate securities	281,901	0	24,292	0	257,609

Total	$3,509,648	$2,411	$272,558	$0	$3,239,501

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$492,638	$4	$7,692	$0	$484,950
State and political subdivisions	613,588	11	79,768	0	533,831
Residential mortgage-backed securities
Agency	1,217,744	7	167,810	0	1,049,941
Non-agency	100,364	0	9,753	0	90,611
Commercial mortgage-backed securities
Agency	511,560	13	52,275	0	459,298
Asset-backed securities	872,048	44	11,454	0	860,638
Single issue trust preferred securities	16,380	0	1,239	0	15,141
Other corporate securities	325,573	0	33,606	0	291,967

Total	$4,149,895	$79	$363,597	$0	$3,786,377

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $17,334 and $20,878 at September 30, 2024 and December 31, 2023, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2024 and December 31, 2023.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$73,742	$2,775	$73,742	$2,775
State and political subdivisions	419	1	498,102	63,174	498,521	63,175
Residential mortgage-backed securities
Agency	87,281	494	919,458	135,788	1,006,739	136,282
Non-agency	0	0	60,361	6,316	60,361	6,316
Commercial mortgage-backed securities
Agency	0	0	354,223	34,660	354,223	34,660
Asset-backed securities	152,067	288	331,550	2,975	483,617	3,263
Single issue trust preferred securities	0	0	14,614	1,795	14,614	1,795
Other corporate securities	2,400	100	250,190	24,192	252,590	24,292

Total	$242,167	$883	$2,502,240	$271,675	$2,744,407	$272,558

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,625	$11	$477,615	$7,681	$482,240	$7,692
State and political subdivisions	2,050	193	517,186	79,575	519,236	79,768
Residential mortgage-backed securities
Agency	9,755	51	1,038,632	167,759	1,048,387	167,810
Non-agency	8,964	101	81,647	9,652	90,611	9,753
Commercial mortgage-backed securities
Agency	0	0	456,866	52,275	456,866	52,275
Asset-backed securities	15,866	216	829,778	11,238	845,644	11,454
Single issue trust preferred securities	2,922	182	12,219	1,057	15,141	1,239
Other corporate securities	0	0	274,308	33,606	274,308	33,606

Total	$44,182	$754	$3,688,251	$362,843	$3,732,433	$363,597

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Proceeds from sales, maturities and calls	$829,939	$199,096	$2,041,704	$862,161
Gross realized gains	0	0	0	0
Gross realized losses	(6,879)	0	(13,941)	(7,659)
At September 30, 2024, gross unrealized losses on available for sale securities were $272,558 on 959 securities of a total portfolio of 1,049 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at September 30, 2024 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $576,768 at September 30, 2024. As of September 30, 2024, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2024. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2024.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $174,973 on mortgage-backed
securities at September 30, 2024. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,711,858 at September 30, 2024. Of the $1,711,858 amount, $401,126 was related to agency commercial mortgage-backed securities and $1,310,732 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2024.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $89,253 at September 30, 2024. Of the $89,253, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2024.
Asset-backed securities
As of September 30, 2024, United’s asset-backed securities portfolio had a total amortized cost balance of $553,808. 100% of the portfolio was investment grade rated as of September 30, 2024. Approximately 70% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 30% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of September 30, 2024, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2024 consisted of $7,480 in investment grade bonds, $3,118 in split rated bonds, and $5,811 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2024, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of September 30, 2024, United’s other corporate securities portfolio had a total amortized cost balance of $281,901. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $281,901, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at September 30, 2024.

The amortized cost and estimated fair value of securities available for sale at September 30, 2024 and December 31, 2023 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2024		December 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$305,262	$304,538	$497,555	$493,651
Due after one year through five years	412,910	387,637	448,020	416,436
Due after five years through ten years	887,734	815,720	852,698	751,780
Due after ten years	1,903,742	1,731,606	2,351,622	2,124,510

Total	$3,509,648	$3,239,501	$4,149,895	$3,786,377

Equity securities at fair value
Equity securities consist mainly of mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $9,082 at September 30, 2024 and $8,945 at December 31, 2023.

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net (losses) gains recognized during the period on equity securities sold	$(46)	$0	$4,602	$0
Unrealized gains recognized during the period on equity securities still held at period end	210	0	2,432	82
Unrealized losses recognized during the period on equity securities still held at period end	0	(181)	(125)	(345)

Net gains (losses) recognized during the period	$164	$(181)	$6,909	$(263)

Other investment securities
During the third quarter of 2024, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2024 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,156,152 and $2,307,591 at September 30, 2024 and December 31, 2023, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2024	December 31, 2023
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,582,619	$1,598,231
Nonowner-occupied commercial real estate	7,020,763	6,718,343
Other commercial	3,397,011	3,572,440

Total commercial, financial & agricultural	12,000,393	11,889,014
Residential real estate	5,418,949	5,271,236
Construction & land development	3,370,198	3,148,245

	September 30, 2024	December 31, 2023
Consumer:
Bankcard	9,399	9,962
Other consumer	832,114	1,054,728
Less: Unearned income	(9,085)	(14,101)

Total gross loans	$21,621,968	$21,359,084

The table above does not include loans held for sale of $46,493 and $56,261 at September 30, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $22,876 and $68,460 at September 30, 2024 and December 31, 2023, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of September 30, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,189	$3,648	$6,837	$1,575,782	$1,582,619	$683
Nonowner-occupied	31,146	9,927	41,073	6,979,690	7,020,763	0
Other commercial	4,124	22,033	26,157	3,370,854	3,397,011	324
Residential real estate	30,527	18,039	48,566	5,370,383	5,418,949	9,120
Construction & land development	795	5,322	6,117	3,364,081	3,370,198	75
Consumer:
Bankcard	68	83	151	9,248	9,399	83
Other consumer	25,422	6,188	31,610	800,504	832,114	2,509

Total	$95,271	$65,240	$160,511	$21,470,542	$21,631,053	$12,794

Age Analysis of Past Due Loans and Leases As of December 31, 2023
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,361	$6,335	$12,696	$1,585,535	$1,598,231	$110
Nonowner-occupied	10,373	13,146	23,519	6,694,824	6,718,343	2,460
Other commercial	3,218	1,224	4,442	3,567,998	3,572,440	560
Residential real estate	26,523	12,136	38,659	5,232,577	5,271,236	6,244
Construction & land development	879	6,423	7,302	3,140,943	3,148,245	0
Consumer:
Bankcard	145	127	272	9,690	9,962	127
Other consumer	36,451	6,107	42,558	1,012,170	1,054,728	5,078

Total	$83,950	$45,498	$129,448	$21,243,737	$21,373,185	$14,579

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At September 30, 2024		At December 31, 2023
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$2,965	$2,965	$6,225	$6,225
Nonowner-occupied	9,927	7,043	10,686	10,686
Other Commercial	21,709	648	664	664
Residential Real Estate	8,919	5,905	5,892	5,892
Construction	5,247	5,247	6,423	6,423
Consumer:
Bankcard	0	0	0	0
Other consumer	3,679	3,679	1,029	1,029

Total	$52,446	$25,487	$30,919	$30,919

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2024 and 2023.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the first three and nine months of 2024 and 2023, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below. No loans were modified for the three months ended September 30, 2023.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$452	$0	$0	$0	0.03%
Nonowner-occupied	64	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	192	0	0	0	0.00%
Construction & land development	55	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$763	$0	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$452	$0	$0	$0	0.03%
Nonowner-occupied	5,774	0	0	0	0.08%
Other commercial	0	0	2,800	0	0.00%
Residential real estate	192	0	0	168	0.00%
Construction & land development	55	0	0	674	0.02%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$6,473	$0	$2,800	$842	0.05%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$494	$0	$0	$0	0.03%
Nonowner-occupied	0	1,755	0	0	0.03%
Other commercial	21	0	0	0	0.00%
Residential real estate	511	0	0	0	0.01%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$1,026	$1,755	$0	$0	0.01%

As of September 30, 2024 and December 31, 2023, there were commitments to lend additional funds of $49 and $28, respectively, to debtors owing loan receivables whose terms have been modified.
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

United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of September 30, 2024			As of September 30, 2023
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$452	$0	$0	$494	$0	$0
Nonowner-occupied	32,481	4,399	0	1,755	0	0
Other commercial	2,931	0	0	21	0	0
Residential real estate	360	0	0	511	0	0
Construction & land development	55	674	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$36,279	$5,073	$0	$2,781	$0	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023. No loans were modified for the three months ended September 30, 2023.

	For the Three Months Ended September 30, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0
Nonowner-occupied	0.00%	4.0
Other Commercial	0.00%	0
Residential Real Estate	0.00%	4.8
Construction & land development	0.00%	4.5
Consumer:
Bankcard	0.00%	0
Other consumer	0.00%	0

	For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0.00%	1.0
Nonowner-occupied	0.00%	0	1.50%	0
Other Commercial	1.00%	0	0.00%	1.0
Residential Real Estate	0.00%	4.9	0.00%	4.6
Construction & land development	0.00%	1.5	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0

No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and nine months ended September 30, 2024 and 2023.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2024 and December 31, 2023:

	Collateral Dependent Loans and Leases
	At September 30, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$10	$0	$0	$3,185	$7,341	$10,536
Nonowner-occupied	6,786	0	0	25,766	1,277	33,829
Other commercial	0	20,209	0	5,093	241	25,543
Residential real estate	8,462	0	0	0	0	8,462
Construction & land development	0	0	3,549	0	3,164	6,713
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$15,258	$20,209	$3,549	$34,044	$12,023	$85,083

	Collateral Dependent Loans and Leases
	At December 31, 2023
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$27	$0	$0	$5,208	$9,272	$14,507
Nonowner-occupied	11,200	0	0	13,555	1,810	26,565
Other commercial	0	891	0	5,193	256	6,340
Residential real estate	9,775	0	0	0	0	9,775
Construction & land development	954	0	3,661	0	3,314	7,929
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$21,956	$891	$3,661	$23,956	$14,652	$65,116

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
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows:

Commercial Real Estate – Owner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$182,551	$112,568	$246,880	$239,717	$220,677	$507,788	$18,423	$0	$1,528,604
Special Mention	0	0	0	0	0	17,550	9,249	0	26,799
Substandard	0	0	5,110	0	307	20,926	517	123	26,983
Doubtful	0	0	0	0	0	233	0	0	233

Total	$182,551	$112,568	$251,990	$239,717	$220,984	$546,497	$28,189	$123	$1,582,619

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	12	0	0	1,166	0	0	1,178

Current-period net recoveries	$0	$0	$12	$0	$0	$1,166	$0	$0	$1,178

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$132,376	$316,117	$246,635	$248,861	$109,182	$465,223	$29,619	$0	$1,548,013
Special Mention	0	0	0	0	2,460	15,423	125	0	18,008
Substandard	0	1,734	274	475	436	28,469	449	129	31,966
Doubtful	0	0	0	0	0	244	0	0	244

Total	$132,376	$317,851	$246,909	$249,336	$112,078	$509,359	$30,193	$129	$1,598,231

Current-period charge-offs	0	0	0	0	0	(855)	0	0	(855)
Current-period recoveries	0	13	0	0	0	174	0	0	187

Current-period net recoveries (charge-offs)	$0	$13	$0	$0	$0	$(681)	$0	$0	$(668)

Commercial Real Estate – Nonowner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$470,543	$499,458	$1,645,915	$1,533,125	$670,535	$1,696,357	$163,834	$87	$6,679,854
Special Mention	0	0	4,467	40,162	30,116	190,931	0	0	265,676
Substandard	0	0	0	4,020	144	49,326	21,743	0	75,233
Doubtful	0	0	0	0	0	0	0	0	0

Total	$470,543	$499,458	$1,650,382	$1,577,307	$700,795	$1,936,614	$185,577	$87	$7,020,763

Current-period charge-offs	0	0	0	0	(751)	(35)	0	0	(786)
Current-period recoveries	0	0	0	0	0	199	0	0	199

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$(751)	$164	$0	$0	$(587)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$455,399	$1,428,880	$1,587,315	$717,189	$695,492	$1,335,526	$228,743	$106	$6,448,650
Special Mention	0	4,614	2,381	25,437	43,017	104,997	30,651	0	211,097
Substandard	0	0	4,020	4,736	3,493	46,347	0	0	58,596
Doubtful	0	0	0	0	0	0	0	0	0

Total	$455,399	$1,433,494	$1,593,716	$747,362	$742,002	$1,486,870	$259,394	$106	$6,718,343

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,233	0	0	1,233

Current-period net recoveries	$0	$0	$0	$0	$0	$1,209	$0	$0	$1,209

Other commercial

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$308,855	$510,656	$416,439	$409,162	$163,330	$540,973	$986,365	$0	$3,335,780
Special Mention	84	0	1,171	374	259	8,532	10,038	0	20,458
Substandard	233	428	14,340	905	1,147	14,484	9,196	0	40,733
Doubtful	0	0	0	0	0	40	0	0	40

Total	$309,172	$511,084	$431,950	$410,441	$164,736	$564,029	$1,005,599	$0	$3,397,011

Current-period charge-offs	0	0	(350)	(70)	(112)	(148)	(381)	(424)	(1,485)
Current-period recoveries	0	0	67	2	44	0	1,295	4	1,412

Current-period net (charge-offs) recoveries	$0	$0	$(283)	$(68)	$(68)	$(148)	$914	$(420)	$(73)

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$593,153	$596,258	$477,457	$197,173	$187,560	$447,430	$988,809	$13	$3,487,853
Special Mention	221	4,798	542	1,775	1,611	2,093	16,901	15	27,956
Substandard	1,059	16,248	306	792	660	11,923	25,597	0	56,585
Doubtful	0	0	0	0	0	46	0	0	46

Total	$594,433	$617,304	$478,305	$199,740	$189,831	$461,492	$1,031,307	$28	$3,572,440

Current-period charge-offs	(88)	(163)	(233)	0	(661)	(567)	(217)	(78)	(2,007)
Current-period recoveries	0	0	0	0	25	1,699	5	0	1,729

Current-period net (charge- offs) recoveries	$(88)	$(163)	$(233)	$0	$(636)	$1,132	$(212)	$(78)	$(278)

Residential Real Estate

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$302,329	$800,508	$1,624,981	$804,680	$408,674	$1,003,186	$442,805	$2,479	$5,389,642
Special Mention	169	0	0	0	8,750	2,751	1,588	0	13,258
Substandard	0	0	0	355	0	14,623	986	85	16,049
Doubtful	0	0	0	0	0	0	0	0	0

Total	$302,498	$800,508	$1,624,981	$805,035	$417,424	$1,020,560	$445,379	$2,564	$5,418,949

Current-period charge-offs	0	(7)	(2)	0	0	(297)	0	0	(306)
Current-period recoveries	0	0	0	4	0	445	1	0	450

Current-period net (charge-offs) recoveries	$0	$(7)	$(2)	$4	$0	$148	$1	$0	$144

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$783,866	$1,618,774	$850,760	$443,514	$262,524	$863,186	$423,302	$2,568	$5,248,494
Special Mention	0	0	0	0	65	3,561	1,710	0	5,336
Substandard	51	75	386	258	599	14,827	1,121	89	17,406
Doubtful	0	0	0	0	0	0	0	0	0

Total	$783,917	$1,618,849	$851,146	$443,772	$263,188	$881,574	$426,133	$2,657	$5,271,236

Current-period charge-offs	0	0	0	0	(785)	0	0	0	(785)
Current-period recoveries	0	0	8	0	688	1	0	0	697

Current-period net recoveries (charge-offs)	$0	$0	$8	$0	$(97)	$1	$0	$0	$(88)

Construction and Land Development

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$463,273	$817,523	$1,272,302	$520,117	$20,015	$20,779	$245,721	$0	$3,359,730
Special Mention	0	0	2,902	0	58	158	300	0	3,418
Substandard	0	0	0	2,490	2,470	2,090	0	0	7,050
Doubtful	0	0	0	0	0	0	0	0	0

Total	$463,273	$817,523	$1,275,204	$522,607	$22,543	$23,027	$246,021	$0	$3,370,198

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	99	0	0	99

Current-period net recoveries	$0	$0	$0	$0	$0	$99	$0	$0	$99

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$628,047	$1,308,793	$827,138	$53,004	$16,062	$60,920	$239,390	$0	$3,133,354
Special Mention	0	2,902	0	62	3,386	258	0	0	6,608
Substandard	0	1,091	2,490	2,470	0	2,232	0	0	8,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,047	$1,312,786	$829,628	$55,536	$19,448	$63,410	$239,390	$0	$3,148,245

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

Bankcard

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,248	$0	$9,248
Special Mention	0	0	0	0	0	0	68	0	68
Substandard	0	0	0	0	0	0	83	0	83
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,399	$0	$9,399

Current-period charge-offs	0	0	0	0	0	0	(367)	0	(367)
Current-period recoveries	0	0	0	0	0	0	18	0	18

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(349)	$0	$(349)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,690	$0	$9,690
Special Mention	0	0	0	0	0	0	145	0	145
Substandard	0	0	0	0	0	0	127	0	127
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,962	$0	$9,962

Current-period charge-offs	0	0	0	0	0	0	(263)	0	(263)
Current-period recoveries	0	0	0	0	0	0	28	0	28

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(235)	$0	$(235)

Other Consumer

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$107,588	$145,427	$312,708	$138,373	$61,080	$33,017	$2,310	$0	$800,503
Special Mention	229	979	12,159	7,967	2,693	1,388	7	0	25,422
Substandard	0	221	3,183	1,958	603	213	11	0	6,189
Doubtful	0	0	0	0	0	0	0	0	0

Total	$107,817	$146,627	$328,050	$148,298	$64,376	$34,618	$2,328	$0	$832,114

Current-period charge-offs	(8)	(141)	(4,364)	(2,562)	(703)	(299)	0	0	(8,077)
Current-period recoveries	0	13	280	137	77	228	0	0	735

Current-period net charge- offs	$(8)	$(128)	$(4,084)	$(2,425)	$(626)	$(71)	$0	$0	$(7,342)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Internal Risk Grade:
Pass	$192,184	$428,295	$205,015	$102,300	$62,861	$18,876	$2,638	$0	$1,012,169
Special Mention	674	16,031	12,220	4,454	2,050	977	46	0	36,452
Substandard	0	3,010	2,207	647	126	96	21	0	6,107
Doubtful	0	0	0	0	0	0	0	0	0

Total	$192,858	$447,336	$219,442	$107,401	$65,037	$19,949	$2,705	$0	$1,054,728

Current-period charge-offs	(9)	(3,205)	(2,699)	(933)	(319)	(191)	0	0	(7,356)
Current-period recoveries	0	219	125	54	54	235	0	0	687

Current-period net (charge- offs) recoveries	$(9)	$(2,986)	$(2,574)	$(879)	$(265)	$44	$0	$0	$(6,669)

At September 30, 2024 and December 31, 2023, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $169 and $2,615, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2024 and December 31, 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $244 and $142, respectively.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $87,774 and $88,963 at September 30, 2024 and December 31, 2023, respectively, related to loans and leases that are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of September 30, 2024 and December 31, 2023:

	Accrued Interest Receivable
	At September 30, 2024	At December 31, 2023
Commercial Real Estate:
Owner-occupied	$4,196	$4,751
Nonowner-occupied	32,882	27,507
Other Commercial	10,805	14,562
Residential Real Estate	22,017	20,718
Construction	15,440	18,504
Consumer:
Bankcard	0	0
Other consumer	2,434	2,921

Total	$87,774	$88,963

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2024 and 2023:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Commercial real estate:
Owner-occupied	$0	$0	$186	$16
Nonowner-occupied	52	3	54	3
Other commercial	47	4	722	32
Residential real estate	68	59	202	204
Construction & land development	0	0	7	2
Consumer:
Bankcard	0	0	0	0
Other consumer	64	78	279	260

Total	$231	$144	$1,450	$517

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
United maintains an allowance for loan and lease losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $37,973 and $44,706 at September 30, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet and is included in other liabilities. The decrease in the reserve for lending-related commitments from December 31, 2023 was due mainly to a lower amount of loan commitments outstanding. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for credit losses at September 30, 2024 increased $4,797 or 1.58% from December 31, 2023. The increase in the allowance for credit losses was primarily driven by increased outstanding loan balances for the commercial real estate non-owner
occupied, real estate construction and land development, and residential real estate loan segments as well as adjustments for the reasonable and supportable forecast increasing the reserve for the commercial real estate non-owner
occupied segment, particularly as it relates to office loans.
The third quarter of 2024 qualitative adjustments include analyses of the following:

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

•
The forecast for real GDP in the third quarter remained relatively consistent with the second quarter projections of 2.00% for 2024 (a decrease of 0.10% from the second quarter), 2.00% for 2025 and 2.00% for 2026. The unemployment rate forecast
increased by 0.40% for 2024 to 4.40% while 2025 shifted up slightly to 4.40% from 4.20% and 2026 also increased slightly to 4.30% from 4.10
%.

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

A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended September 30, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$12,532	$68,563	$69,599	$45,367	$59,868	$865	$10,629	$267,423
Charge-offs	0	0	(779)	(171)	0	(173)	(3,780)	(4,903)
Recoveries	8	2	803	138	89	4	260	1,304
Provision	139	222	76	1,442	2,306	198	2,560	6,943

Ending balance	$12,679	$68,787	$69,699	$46,776	$62,263	$894	$9,669	$270,767

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Nine Months Ended September 30, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	0	(786)	(1,485)	(306)	0	(367)	(8,077)	(11,021)
Recoveries	1,178	199	1,412	450	99	18	735	4,091
Provision	(394)	11,439	(5,235)	5,465	2,251	433	4,501	18,460

Ending balance	$12,679	$68,787	$69,699	$46,776	$62,263	$894	$9,669	$270,767

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2023
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(855)	(24)	(2,007)	(785)	(14)	(263)	(7,356)	(11,304)
Recoveries	187	1,233	1,729	697	80	28	687	4,641
Provision	(1,382)	18,183	(4,421)	5,028	11,457	484	1,805	31,154

Ending balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($95,389)	$105,165	($95,389)

Goodwill not subject to amortization	$1,888,889		$1,888,889

	December 31, 2023
	Community Banking		Mortgage Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($92,660)	$0	$0	$105,165	($92,660)

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

United incurred amortization expense of $909 and $2,729 for the three and nine months ended September 30, 2024 as compared to $1,279 and $3,837 for the three and nine months ended September 30, 2023, respectively.
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
During the third quarter of 2024, United sold its remaining MSRs at a net gain of $7,086. The unpaid principal balances of loans serviced for others were approximately $1,202,448 at December 31, 2023.
Because of the sale of its remaining MSRs during the third quarter of 2024, there was no
estimated fair value of the MSRs at September 30, 2024. The estimated fair value of MSRs at December 31, 2023 was $13,427. The estimated fair value of MSRs at December 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.82% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 7.84% to 10.25% with a weighted average prepayment rate of 9.43%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.29%. Please refer to Note 14 in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.
The following presents the activity in mortgage servicing rights, including their valuation allowance for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
MSRs beginning balance	$3,934	$4,627	$4,554	$21,022
Amount sold	(3,934)	0	(3,934)	(15,001)
Amount capitalized	0	231	0	526
Amount amortized	0	(242)	(620)	(1,931)

MSRs ending balance	$0	$4,616	$0	$4,616

MSRs valuation allowance beginning balance	$0	$0	$0	$0
Aggregate additions charged and recoveries credited to operations	0	0	0	0
MSRs impairment	0	0	0	0

MSRs valuation allowance ending balance	$0	$0	$0	$0

MSRs, net of valuation allowance	$0	$4,616	$0	$4,616

For the nine months ended September 30, 2024 and 2023, United recognized net gains of $7,086 and $8,306, respectively, on the sale of MSRs. The Company did not record any temporary impairments on MSRs for the three and nine months ended September 30, 2024 and 2023. The estimated amortization expense was based on current information regarding future loan payments and prepayments.
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
The components of lease expense were as follows:

	Classification	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease cost	Net occupancy expense	$4,668	$5,252
Sublease income	Net occupancy expense	(50)	(62)

Net lease cost		$4,618	$5,190

	Classification	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	Net occupancy expense	$15,514	$15,987
Sublease income	Net occupancy expense	(134)	(183)

Net lease cost		$15,380	$15,804

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$82,114	$86,986
Operating lease liabilities	Operating lease liabilities	$88,464	$92,885
Other information related to leases was as follows:

September 30, 2024
Weighted-average remaining lease term:
Operating leases	7.56 years
Weighted-average discount rate:
Operating leases	3.34%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,660	$5,340
ROU assets obtained in the exchange for lease liabilities	2,958	3,968

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,167	$16,282
ROU assets obtained in the exchange for lease liabilities	7,865	22,333

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2023, consists of the following as of September 30, 2024:

Year	Amount
2024	$4,268
2025	16,868
2026	15,254
2027	13,382
2028	11,413
Thereafter	40,299

Total lease payments	101,484
Less: imputed interest	(13,020)

Total	$88,464

10. SHORT-TERM BORROWINGS
At September 30, 2024 and December 31, 2023, short-term borrowings were as follows:

	As of September 30, 2024	As of December 31, 2023
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	181,969	196,095

Total short-term borrowings	$181,969	$196,095

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2024, United had no outstanding balance under this credit.
11. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2024, United had an unused borrowing amount of approximately $8,186,527 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2024, $260,271 of FHLB advances with a weighted-average contractual interest rate of 5.27% and a weighted-average effective interest rate of 0.63% are scheduled to mature within the next year. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at September 30, 2024 to manage interest rate risk on its long-term debt.

The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2024	$250,000
2025	10,271
2026	0
2027	0
2028 and thereafter	0

Total	$260,271

At September 30, 2024, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2024 and December 31, 2023, the outstanding balance of the Debentures was $279,820 and $278,616, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,406,595 and $6,851,890 of loan commitments outstanding as of September 30, 2024 and December 31, 2023, respectively, approximately 41% of which contractually expire within one year. Excluded in the December 31, 2023 amount above were commitments to extend credit of $416,095 related to mortgage loan funding commitments of United’s previous mortgage banking segment which were of a short-term nature.

Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2024 and December 31, 2023, United had $15,771 and $16,233 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $156,805 and $147,705 as of September 30, 2024 and December 31, 2023, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of September 30, 2024 and December 31, 2023.
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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives were intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. One of these two interest rate swap derivatives matured during the third quarter of 2024.
As of September 30, 2024, United has determined that no forecasted transactions related to its remaining cash flow hedge resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $8,719 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following September 30, 2024 related to the cash flow hedge. As of September 30, 2024, the maximum length of time over which forecasted transactions are hedged is six years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of September 30, 2024. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2024 and December 31, 2023.

	Asset Derivatives
	September 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$11,090	$408	Other assets	$12,032	$611

Total Fair Value Hedges		$11,090	$408		$12,032	$611
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$250,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$261,090	$408		$512,032	$611

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$3,880	$93
TBA mortgage-backed securities	Other assets	67,684	157	Other assets	0	0
Interest rate lock commitments	Other assets	57,650	1,063	Other assets	99,278	1,144

Total derivatives not designated as hedging instruments		$125,334	$1,220		$103,158	$1,237

Total asset derivatives		$386,424	$1,628		$615,190	$1,848

	Liability Derivatives
	September 30, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	$77,115	$678
Forward loan sales commitments	Other liabilities	4,316	17	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$4,316	$17		$77,115	$678

Total liability derivatives		$4,316	$17		$77,115	$678

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2024 and December 31, 2023.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	September 30, 2024
		Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$11,090	$(428)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2023
		Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$12,032	$(632)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2024	September 30, 2023
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$5,418	$6,243
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(5)	$27

Total derivatives in hedging relationships		$5,413	$6,270

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(18)	$(64)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	84	573
Interest rate lock commitments	Income from Mortgage Banking Activities	164	14

Total derivatives not designated as hedging instruments		$230	$523

Total derivatives		$5,643	$6,793

		Nine Months Ended
	Income Statement Location	September 30, 2024	September 30, 2023
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$18,156	$17,186
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$1	$(24)

Total derivatives in hedging relationships		$18,157	$17,162

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(111)	$(221)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	835	1,500
Interest rate lock commitments	Income from Mortgage Banking Activities	157	438

Total derivatives not designated as hedging instruments		$881	$1,717

Total derivatives		$19,038	$18,879

For the three and nine months ended September 30, 2024 and 2023, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but no
t significant to United’s Consolidated
Statements
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2024, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at September 30, 2024. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.017% to 0.419% with a weighted average increase of 0.168%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United, through its mortgage banking channel, enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United, through its mortgage banking channel, enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.017% to 0.419% with a weighted average increase of 0.168%.

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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2024 Using
Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$276,934	$0	$276,934	$0
State and political subdivisions	513,606	0	513,606	0
Residential mortgage-backed securities
Agency	1,176,435	0	1,176,435	0
Non-agency	83,192	0	83,192	0
Commercial mortgage-backed securities
Agency	366,511	0	366,511	0
Asset-backed securities	550,600	0	550,600	0
Single issue trust preferred securities	14,614	0	14,614	0
Other corporate securities	257,609	5,019	252,590	0

Total available for sale securities	3,239,501	5,019	3,234,482	0
Equity securities:
Financial services industry	186	186	0	0
Equity mutual funds (1)	3,576	3,576	0	0
Fixed income mutual funds	5,320	5,320	0	0

Total equity securities	9,082	9,082	0	0
Loans held for sale	46,493	0	0	46,493
Derivative financial assets :
Interest rate swap contracts	408	0	408	0
TBA mortgage-backed securities	157	0	0	157
Interest rate lock commitments	1,063	0	0	1,063

Total derivative financial assets	1,628	0	408	1,220
Liabilities
Derivative financial liabilities :
Forward sales commitments	17	0	0	17

Total derivative financial liabilities	17	0	0	17

		Fair Value at December 31, 2023 Using
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$0	$484,950	$0
State and political subdivisions	533,831	0	533,831	0
Residential mortgage-backed securities
Agency	1,049,941	0	1,049,941	0
Non-agency	90,611	0	90,611	0
Commercial mortgage-backed securities
Agency	459,298	0	459,298	0
Asset-backed securities	860,638	0	860,638	0
Single issue trust preferred securities	15,141	0	15,141	0
Other corporate securities	291,967	5,159	286,808	0

Total available for sale securities	3,786,377	5,159	3,781,218	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	3,524	3,524	0	0
Fixed income mutual funds	5,210	5,210	0	0

Total equity securities	8,945	8,945	0	0
Loans held for sale	56,261	0	4,283	51,978
Derivative financial assets:
Interest rate swap contracts	611	0	611	0
Forward sales commitments	93	0	60	33
Interest rate lock commitments	1,144	0	139	1,005

Total derivative financial assets	1,848	0	810	1,038
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	678	0	11	667

Total derivative financial liabilities	678	0	11	667

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2024 and the year ended December 31, 2023.
The following tables present additional information about financial assets and liabilities measured at fair value at September 30, 2024 and December 31, 2023 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
September 30, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	475,002	0	0	0	0	0
Sales	(493,397)	0	0	0	0	0
Transfers other	0	157	(33)	58	(667)	17
Total gains during the period recognized in earnings	12,910	0	0	0	0	0

Balance, end of period	$46,493	$157	$0	$1,063	$0	$17

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(609)	$157	0	$1,063	$0	$17

		Derivative Assets			Derivative Liabilities
December 31, 2023	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Interest Rate Lock Commitments
Balance, beginning of period	$44,871	$26	$6	$844	$213	$348
Originations	1,156,616	0	0	0	0	0
Sales	(1,179,612)	0	0	0	0	0
Transfers other	0	(26)	27	161	454	(348)
Total gains during the period recognized in earnings	30,103	0	0	0	0	0

Balance, end of period	$51,978	$0	$33	$1,005	$667	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,142	$0	$33	$1,005	$667	$0

Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Income from mortgage banking activities	$(111)	$(469)

Description	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Income from mortgage banking activities	$(698)	$(112)
No loans held for sale were past due or on nonaccrual status as of September 30, 2024 and December 31, 2023.
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2024			December 31, 2023
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$45,307	$46,493	$1,186	$54,377	$56,261	$1,884
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2024. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. During the fourth quarter of 2023, United’s management formulated a plan to consolidate its mortgage delivery channels by consolidating George Mason’s and Crescent’s mortgage banking business into United Bank. As a result of this consolidation decision, United impaired the trade names intangibles at George Mason and Crescent to zero at December 31, 2023. No fair value measurement of intangible assets was made during the first nine months of 2024 and 2023.
Mortgage Servicing Rights (“MSRs”):
A MSR asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. During the third quarter of 2024, United sold its remaining balance of MSRs. For the unobservable inputs used in the valuation of MSRs at December 31, 2023, refer to Note 8 of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of MSRs in the third quarter and first nine months ended September 30, 2024 and 2023.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

	Fair Value at September 30, 2024
Description	Balance as of September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Losses
Assets
Individually assessed loans	$58,286	$0	$54,192	$4,094	$(1,288)
OREO	169	0	83	86	0

	Fair Value at December 31, 2023
Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$45,308	$0	$44,722	$586	$314
OREO	2,615	0	2,615	0	(67)
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Cash and cash equivalents	$1,908,832	$1,908,832	$0	$1,908,832	$0
Securities available for sale	3,239,501	3,239,501	5,019	3,234,482	0
Securities held to maturity	1,001	1,020	0	0	1,020
Equity securities	9,082	9,082	9,082	0	0
Other securities	288,831	274,389	0	0	274,389
Loans held for sale	46,493	46,493	0	0	46,493
Net loans	21,351,201	21,079,476	0	0	21,079,476
Derivative financial assets	1,628	1,628	0	408	1,220
Deposits	23,828,345	23,791,259	0	23,791,259	0
Short-term borrowings	181,969	181,969	0	181,969	0
Long-term borrowings	540,091	511,413	0	511,413	0
Derivative financial liabilities	17	17	0	0	17
December 31, 2023
Cash and cash equivalents	$1,598,943	$1,598,943	$0	$1,598,943	$0
Securities available for sale	3,786,377	3,786,377	5,159	3,781,218	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	8,945	8,945	8,945	0	0
Other securities	329,429	312,958	0	0	312,958
Loans held for sale	56,261	56,261	0	4,283	51,978
Net loans	21,099,847	20,463,710	0	0	20,463,710
Derivative financial assets	1,848	1,848	0	810	1,038
Mortgage servicing rights	4,554	13,427	0	0	13,427
Deposits	22,819,319	22,760,310	0	22,760,310	0
Short-term borrowings	196,095	196,095	0	196,095	0
Long-term borrowings	1,789,103	1,769,123	0	1,769,123	0
Derivative financial liabilities	678	678	0	11	667
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
Compensation expense of $3,118 and $9,388 related to the nonvested awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2024, respectively, as compared to the compensation expense of $3,148 and $9,156 related to the nonvested awards under United’s Long-Term Incentive Plans incurred for the third quarter and first nine months of 2023, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of September 30, 2024, and the changes during the first nine months of 2024 are presented below:

	Nine Months Ended September 30, 2024
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2024	1,337,382			$35.47
Exercised	(56,787)			27.12
Forfeited or expired	(11,001)			39.14

Outstanding at September 30, 2024	1,269,594	$3,852	3.2	$35.85

Exercisable at September 30, 2024	1,269,594	$3,852	3.2	$35.85

The following table summarizes the status of United’s nonvested stock option awards during the first nine months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	56,526	$5.65
Vested	(56,526)	5.65
Forfeited or expired	0	0.00

Nonvested at September 30, 2024	0	$0.00

During the nine months ended September 30, 2024 and 2023, 56,787 and 59,123 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2024 and 2023 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2024 and 2023 was $524 and $767 respectively.

As of September 30, 2024, there was no unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of September 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $8,173 with a weighted-average expense recognition period of 1.1 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended September 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	333,932	$37.75
Granted	183,908	34.36
Vested	(193,792)	36.49
Forfeited	(7,625)	36.69

Nonvested at September 30, 2024	316,423	$36.58

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
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	363,502	$37.53
Granted	254,592	32.80
Vested	(127,536)	36.28
Forfeited or expired	(439)	34.72

Nonvested at September 30, 2024	490,119	$35.41

As of September 30, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $10,105 with a weighted-average expense recognition period of 1.5 years.

16. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first nine months of 2024 and 2023.
Included in accumulated other comprehensive income at December 31, 2023 are unrecognized actuarial losses of $32,548 ($20,817 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and nine months ended September 30, 2024 and 2023 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Service cost	$257	$471	$1,038	$1,399
Interest cost	1,778	1,774	5,216	5,266
Expected return on plan assets	(2,680)	(2,961)	(7,980)	(8,787)
Recognized net actuarial loss	634	792	1,733	2,350

Net periodic pension cost	$(11)	$76	$7	$228

Weighted-average assumptions:
Discount rate	5.07%	5.25%	5.07%	5.25%
Expected return on assets	6.25%	7.25%	6.25%	7.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%	3.50%
17. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2024 and 2023, the total amount of accrued interest related to uncertain tax positions was $827 and $815, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2020, 2021 and 2022 and certain State Taxing authorities for the years ended December 31, 2020 through 2022.
United’s effective tax rate was 20.56% and 18.90% for the third quarter and first nine months of 2024, respectively, and 20.49% and 20.21% for the third quarter and first nine months of 2023. United’s effective tax rate was 16.36%
for the second quarter of 2024. The lower effective tax rates in the second quarter and first nine months of 2024 were primarily due to the impact of discrete tax benefits recognized in the second quarter of 2024.

18. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Net Income	$95,267	$96,157	$278,588	$286,923
Available for sale (“AFS”) securities:
Change in net unrealized gain(loss) on AFS securities arising during the period	86,787	(54,793)	79.430	(30,428)
Related income tax effect	(20,742)	12,767	(19,028)	7,090
Net reclassification adjustment for losses included in net income	6,879	0	13,941	7,659
Related income tax expense	(1,644)	0	(3,289)	(1,785)

Net effect of AFS securities on other comprehensive income	71,280	(42,026)	71,054	(17,464)

Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge before reclassification to interest expense	(6,943)	9,692	2,966	15,794
Related income tax effect	1,659	(2,258)	(650)	(3,680)
Net reclassification adjustment for gains included in net income	(5,418)	(6,243)	(18,156)	(17,186)
Related income tax effect	1,295	1,454	4,263	4,004

Net effect of cash flow hedge derivatives on other comprehensive income	(9,407)	2,645	(11,577)	(1,068)

Pension plan:
Recognized net actuarial loss	634	792	1,733	2,350
Related income tax benefit	(190)	(189)	(441)	(542)

Net effect of change in pension plan asset on other comprehensive income	444	603	1,292	1,808

Total change in other comprehensive income	62,317	(38,778)	60,769	(16,724)

Total Comprehensive Income	$157,584	$57,379	$339,357	$270,199

The components of accumulated other comprehensive income for the nine months ended September 30, 2024 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Nine Months Ended September 30, 2024
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(278,819)	$39,955	$(20,817)	$(259,681)
Other comprehensive (loss) income before reclassification	60,402	2,316	0	62,718
Amounts reclassified from accumulated other comprehensive income	10,652	(13,893)	1,292	(1,949)

Net current-period other comprehensive (loss) income, net of tax	71,054	(11,577)	1,292	60,769

Balance at September 30, 2024	$(207,765)	$28,378	$(19,525)	$(198,912)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Nine Months Ended September 30, 2024
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$13,941	Net investment securities (losses) gains

	13,941	Total before tax
Related income tax effect	(3,289)	Tax expense

	10,652	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(18,156)	Interest expense

	(18,156)	Total before tax
Related income tax effect	4,263	Tax expense

	(13,893)	Net of tax

Pension plan:
Recognized net actuarial loss	1,733 (a)	Employee benefits

	1,733	Total before tax
Related income tax effect	(441)	Tax expense

	1,292	Net of tax

Total reclassifications for the period	$(1,949)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 16, Employee Benefit Plans)
19. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Distributed earnings allocated to common stock	$49,915	$48,456	$150,193	$145,360
Undistributed earnings allocated to common stock	45,141	47,474	127,767	140,867

Net earnings allocated to common shareholders	$95,056	$95,930	$277,960	$286,227

Average common shares outstanding	135,158,476	134,685,041	134,912,625	134,493,059
Equivalents from stock options	346,435	202,735	230,403	239,996

Average diluted shares outstanding	135,504,911	134,887,776	135,143,028	134,733,055

Earnings per basic common share	$0.70	$0.71	$2.06	$2.13
Earnings per diluted common share	$0.70	$0.71	$2.06	$2.12
Antidilutive stock options and restricted stock outstanding of 754,682 and 1,318,294 for the three months and nine months ended September 30, 2024, respectively, were excluded from the earnings per diluted common share calculation as compared to 1,413,862 and 1,411,484 for the three months and nine months ended September 30, 2023, respectively.
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
United does not consolidate these trusts as it is not the primary beneficiary of these entities because United’s wholly owned and indirect wholly owned statutory trust subsidiaries do not have a controlling financial interest in the VIEs. A controlling financial interest is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. At September 30, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these trusts were $12,126 and $11,751, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. United’s limited partner interests in these entities is immaterial; however, these partnerships are not consolidated as United is not deemed to be the primary beneficiary. At September 30, 2024 and December 31, 2023, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $97,830 and $87,554, respectively, while related unfunded commitments were $87,695 and $63,539, respectively. As of September 30, 2024, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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

PENDING ACQUISITION

On May 9, 2024, United entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Piedmont Bancorp, Inc., a Georgia corporation (“Piedmont”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Piedmont will merge with and into United (the “Merger”), with United as the surviving corporation in the Merger. Immediately following the Merger, Piedmont’s wholly-owned subsidiary, The Piedmont Bank, a state bank chartered under the laws of the State of Georgia, will merge with and into United’s wholly-owned subsidiary, United Bank, a state bank chartered under the laws of the Commonwealth of Virginia (the “Bank Merger”), with United Bank as the surviving bank in the Bank Merger. As of September 30, 2024, Piedmont has total assets of approximately $2.2 billion, total loans of approximately $1.9 billion, total liabilities of approximately $2.0 billion, total deposits of approximately $2.0 billion, and total shareholders’ equity of approximately $207 million. Piedmont is the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.

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

Based on this consolidation of its mortgage delivery channels and an analysis performed at September 30, 2024 in accordance with ASC 280, “Segment Reporting,” United has concluded that it operates only in one reportable segment – community banking.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2024, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2024 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2023 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of September 30, 2024 were $29.86 billion, which was a decrease of $63.22 million or less than 1% from December 31, 2023. This decrease was mainly due to a decrease of $587.34 million or 14.24% in investment securities, a decrease of $9.77 million or 17.36% in loans held for sale, and a decrease of $19.20 million or 6.95% in other assets. These decreases in assets were mostly offset by a $309.89 million or 19.38% increase in cash and cash equivalents and a $262.88 million or 1.23% increase in loans, net of unearned income. Total liabilities decreased $259.80 million or 1.03% from year-end 2023. Borrowings decreased $1.26 billion or 63.63%, which were partially offset by a $1.01 billion or 4.42% increase in deposits. Shareholders’ equity increased $196.58 million or 4.12%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2024 increased $309.89 million or 19.38% from year-end 2023. In particular, interest-bearing deposits with other banks increased $288.98 million or 21.56% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $20.82 million or 8.10%. Federal funds sold increased $83 thousand or 7.09%. During the first nine months of 2024, net cash of $309.17 million and $405.57 million were provided by operating and investing activities, respectively, while net cash of $404.86 million was used in financing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2024 and 2023.

Securities

Total investment securities at September 30, 2024 decreased $587.34 million or 14.24%. Securities available for sale decreased $546.88 million or 14.44%. This change in securities available for sale reflects $1.41 billion in purchases, $2.06 billion in sales, maturities and calls of securities, and an increase of $93.37 million in market value. The majority of the sales activity was related to asset-backed securities, mortgage-backed securities and state and political subdivision securities. Equity securities were $9.08 million at September 30, 2024, an increase of $137 thousand or 1.53% due mainly to a net increase in fair value. Other investment securities decreased $40.60 million or 12.32% from year-end 2023, due to a redemption of FHLB stock due to a decline in FHLB borrowings.

The following table summarizes the changes in the available for sale securities since year-end 2023:

(Dollars in thousands)	September 30 2024	December 31 2023	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$276,934	$484,950	$(208,016)	(42.89%)
State and political subdivisions	513,606	533,831	(20,225)	(3.79%)
Mortgage-backed securities	1,626,138	1,599,850	26,288	1.64%
Asset-backed securities	550,600	860,638	(310,038)	(36.02%)
Single issue trust preferred securities	14,614	15,141	(527)	(3.48%)
Other corporate securities	257,609	291,967	(34,358)	(11.77%)

Total available for sale securities, at fair value	$3,239,501	$3,786,377	$(546,876)	(14.44%)

The following table summarizes the changes in the held to maturity securities since year-end 2023:

(Dollars in thousands)	September 30 2024		December 31 2023		$ Change	% Change
State and political subdivisions	$981	(1)	$983	(2)	$(2)	(0.20%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,001		$1,003		$(2)	(0.20%)

(1)	net of allowance for credit losses of $19 thousand.
(2)	net of allowance for credit losses of $17 thousand.

At September 30, 2024, gross unrealized losses on available for sale securities were $272.56 million. Securities with the most significant gross unrealized losses at September 30, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.

As of September 30, 2024, United’s available for sale mortgage-backed securities had an amortized cost of $1.80 billion, with an estimated fair value of $1.63 billion. The portfolio consisted primarily of $1.31 billion in agency residential mortgage-backed securities with a fair value of $1.18 billion, $89.25 million in non-agency residential mortgage-backed securities with an estimated fair value of $83.19 million, and $401.13 million in commercial agency mortgage-backed securities with an estimated fair value of $366.51 million.

As of September 30, 2024, United’s available for sale state and political subdivisions securities had an amortized cost of $576.77 million, with an estimated fair value of $513.61 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of September 30, 2024.

As of September 30, 2024, United’s available for sale corporate securities had an amortized cost of $852.12 million, with an estimated fair value of $822.82 million. The portfolio consisted of $16.41 million in single issue trust preferred securities with an estimated fair value of $14.61 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $553.81 million and a fair value of $550.60 million and other corporate securities, with an amortized cost of $281.90 million and a fair value of $257.61 million.

United’s available for sale single issue trust preferred securities had a fair value of $14.61 million as of September 30, 2024. Of the $14.61 million, $7.30 million or 49.95% were investment grade; $2.98 million or 20.43% were split rated; and $4.33 million or 29.62% were unrated. The two largest exposures accounted for 79.57% of the $14.61 million. These included Truist Bank at $7.30 million and Emigrant Bank at $4.33 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the third quarter of 2024, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2024 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2024, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes. During the third quarter of 2024, United sold approximately $197 million of available for sale securities at a loss of $6.88 million. The securities sold were comprised of approximately 66% in floating rate securities and approximately 34% in fixed rate securities. Approximately $150 million of the sale proceeds were reinvested in available for sale securities with an average yield of 5.1%.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $46.49 million at September 30, 2024, a decrease of $9.77 million or 17.36% from year-end 2023. Loan sales in the secondary market exceeded originations during the first nine months of 2024. Loan originations for the first nine months of 2024 were $513.56 million while loans sales were $523.33 million.

Portfolio Loans

Loans, net of unearned income, increased $262.88 million or 1.23%. Since year-end 2023, commercial, financial and agricultural loans increased $111.38 million or less than 1% as a result of a $286.81 million or 3.45% increase in commercial real estate loans, which was partially offset by a $175.43 million or 4.91% decrease in commercial loans (not secured by real estate). Residential real estate loans increased $147.71 million or 2.80% and construction and land development loans increased $221.95 million or 7.05%. Consumer loans decreased $223.18 million or 20.96% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2023:

	September 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Loans held for sale	$46,493	$56,261	$(9,768)	(17.36%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,582,619	$1,598,231	$(15,612)	(0.98%)
Nonowner-occupied commercial real estate	7,020,763	6,718,343	302,420	4.50%
Other commercial loans	3,397,011	3,572,440	(175,429)	(4.91%)

Total commercial, financial, and agricultural	$12,000,393	$11,889,014	$111,379	0.94%
Residential real estate	5,418,949	5,271,236	147,713	2.80%
Construction & land development	3,370,198	3,148,245	221,953	7.05%
Consumer:
Bankcard	9,399	9,962	(563)	(5.65%)
Other consumer	832,114	1,054,728	(222,614)	(21.11%)

Total gross loans	$21,631,053	$21,373,185	$257,868	1.21%
Less: Unearned income	(9,085)	(14,101)	5,016	(35.57%)

Total Loans, net of unearned income	$21,621,968	$21,359,084	$262,884	1.23%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $19.20 million or 6.95% from year-end 2023. Deferred tax assets decreased $15.61 million due to an increase in the fair value of AFS securities, dealer reserve decreased $6.35 million due to a decrease in indirect automobile financing, core deposit intangibles decreased $2.73 million due to amortization, and OREO properties decreased $2.45 million due to sales of consumer OREO properties. Partially offsetting these decreases in other assets was a $6.87 million increase in income tax receivable due to timing differences.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2024 increased $1.01 billion or 4.42%. In terms of composition, noninterest-bearing deposits decreased $110.98 million or 1.80% while interest-bearing deposits increased $1.12 billion or 6.72% from December 31, 2023.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $110.98 million decrease in noninterest-bearing deposits was due mainly to a $151.64 million or 3.38% decrease in commercial noninterest-bearing deposits and a $55.76 million or 4.08% decrease in personal noninterest deposits. Public noninterest-bearing deposits increased $92.11 million or 58.48% and official checks increased $34.24 million or 57.68%.

Interest-bearing deposits consist of interest-bearing transaction, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $241.72 million or 4.28% since year-end 2023. In particular, commercial interest-bearing transaction accounts increased $378.96 million and public interest-bearing transaction accounts increased $46.19 million while personal interest-bearing transaction accounts decreased $183.42 million. Regular savings accounts decreased $90.44 million or 6.72% mainly as a result of a $78.62 million decrease in personal savings accounts and a $13.73 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $765.64 million or 12.06%. In particular, commercial MMDAs increased $577.54 million while personal MMDAs and public funds MMDAs increased $151.26 million and $36.83 million, respectively.

Time deposits under $100,000 increased $104.41 million or 9.79% from year-end 2023. This increase in time deposits under $100,000 was the result of a $114.63 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000. Partially offsetting this increase in deposits under $100,000 was a $5.69 million decrease in CDs under $100,000 obtained through the use of deposit listing services.

Since year-end 2023, time deposits over $100,000 increased $98.68 million or 4.36% as fixed rate CDs increased $341.79 million and public funds CDs increased $37.37 million. Partially offsetting these increases in time deposits over $100,000, was a decrease of $272.13 million in brokered CDs and a decrease of $6.11 million in CDARS over $100,000.

The table below summarizes the changes by deposit category since year-end 2023:

	September 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Demand deposits	$6,038,098	$6,149,080	$(110,982)	(1.80%)
Interest-bearing checking	5,889,856	5,648,135	241,721	4.28%
Regular savings	1,254,814	1,345,258	(90,444)	(6.72%)
Money market accounts	7,115,088	6,349,453	765,635	12.06%
Time deposits under $100,000	1,170,504	1,066,092	104,412	9.79%
Time deposits over $100,000 (1)	2,359,985	2,261,301	98,684	4.36%

Total deposits	$23,828,345	$22,819,319	$1,009,026	4.42%

(1)	Includes time deposits of $250,000 or more of $1,094,097 and $842,118 at September 30, 2024 and December 31, 2023, respectively.

Borrowings

Total borrowings at September 30, 2024 decreased $1.26 billion or 63.63% since year-end 2023. During the first nine months of 2024, short-term borrowings decreased $14.13 million or 7.20% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $1.25 billion or 69.81% from year-end 2023 due to maturities of advances obtained from the FHLB during the first nine months of 2024.

The table below summarizes the change in the borrowing categories since year-end 2023:

	September 30	December 31
(Dollars in thousands)	2024	2023	$ Change	% Change
Short-term securities sold under agreements to repurchase	$181,969	$196,095	$(14,126)	(7.20%)
Long-term FHLB advances	260,271	1,510,487	(1,250,216)	(82.77%)
Issuances of trust preferred capital securities	279,820	278,616	1,204	0.43%

Total borrowings	$722,060	$1,985,198	$(1,263,138)	(63.63%)

For a further discussion of borrowings see Notes 10 and 11 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2024 increased $5.47 million or 2.56% from year-end 2023. In particular, accrued loan expenses increased $10.26 million, which correlates to the increase in the loan portfolio, deferred compensation increased $2.45 million, and interest payable increased $1.52 million due to an increase in CDs. Partially offsetting these increases in accrued expenses and other liabilities was a decrease of $1.80 million in business franchise taxes due to timing differences and a decrease of $2.60 million in incentives payable due to payments.

Shareholders’ Equity

Shareholders’ equity at September 30, 2024 was $4.97 billion, which was an increase of $196.58 million or 4.12% from year-end 2023.

Retained earnings increased $127.96 million or 7.33% from year-end 2023. Earnings net of dividends for the first nine months of 2024 were $127.96 million.

Accumulated other comprehensive income increased $60.77 million or 23.40% from year-end 2023 due to an increase of $71.05 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the after-tax accretion of pension costs was $1.29 million for the first nine months of 2024. Partially offsetting these increases was a decrease of $11.58 million in the fair value of cash flow hedges, net of deferred income taxes.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Nine Months Ended
(Dollars in thousands except per share amounts)	September 2024	September 2023	June 2024	September 2024	September 2023
Interest income	$382,723	$356,910	$374,184	$1,126,087	$1,032,145
Interest expense	152,467	128,457	148,469	447,627	341,911

Net interest income	230,256	228,453	225,715	678,460	690,234
Provision for credit losses	6,943	5,948	5,779	18,462	24,278
Noninterest income	31,942	33,661	30,223	94,377	101,583
Noninterest expense	135,339	135,230	134,774	410,855	407,937

Income before income taxes	119,916	120,936	115,385	343,520	359,602
Income taxes	24,649	24,779	18,878	64,932	72,679

Net income	$95,267	$96,157	$96,507	$278,588	$286,923

Net income for the third quarter and first nine months of 2024 was $95.27 million and $278.59 million, respectively, as compared to earnings of $96.16 million and $286.92 million for the third quarter and first nine months of 2023. Earnings for the third quarter of 2024 as compared to the third quarter of 2023 decreased primarily due to higher provision for credit losses and lower noninterest income partially offset by a higher net interest income and a lower income tax expense. Earnings for the first nine months of 2024 as compared to the first nine months of 2023 decreased due mainly to lower net interest income, lower noninterest income and higher noninterest expense partially offset by lower provision for credit losses and income tax expense.

Diluted earnings per share were $0.70 for the third quarter of 2024 and $0.71 for the third quarter of 2023. Diluted earnings per share were $2.06 for the first nine months of 2024 as compared to $2.12 for the first nine months of 2023.

On a linked-quarter basis, net income for the second quarter of 2024 was $96.51 million or $0.71 per diluted share. Earnings for the third quarter of 2024 as compared to the second quarter of 2024 decreased primarily due to higher provision for credit losses and income tax expense partially offset by higher net interest income and noninterest income.

As previously mentioned, United announced during the second quarter of 2024 that it entered into a definitive merger agreement with Piedmont. Expenses of $332 thousand and $1.61 million related to the announced Piedmont acquisition were recorded in the third quarter and first nine months of 2024, respectively. During the third quarter and first nine months of 2024, United sold approximately $197 million and $299 million of AFS investment securities at a loss of $6.88 million and $13.69 million, respectively. Additionally, during the third quarter of 2024, United recognized a net gain of $7.09 million on the sale of its remaining mortgage rights (“MSRs”) associated with a loan portfolio of $1.12 billion. The second quarter of 2024 included a $6.85 million gain on a VISA share exchange.

For the third quarter of 2024, United’s annualized return on average assets was 1.28% and return on average shareholders’ equity was 7.72% as compared to 1.31% and 8.14% for the third quarter of 2023. United’s annualized return on average assets was 1.32% and return on average shareholders’ equity was 7.99% for the second quarter of 2024. United’s annualized return on average assets for the first nine months of 2024 was 1.26% and return on average shareholders’ equity was 7.65% as compared to 1.31% and 8.27% for the first nine months of 2023. For the third quarter and first nine months of 2024, United’s annualized return on average tangible equity, a non-GAAP measure, was 12.59% and 12.57%, respectively, as compared to 13.71% and 14.03% for the third quarter and first nine months of 2023, respectively. United’s annualized return on average tangible equity was 13.12% for the second quarter of 2024.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30,	September 30,	June 30,	September 30,	September 30,
	2024	2023	2024	2024	2023
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$95,267	$96,157	$96,507	$278,588	$286,923
(b) Number of Days	92	92	91	274	273
Average Total Shareholders’ Equity (GAAP)	$4,908,866	$4,687,124	$4,857,893	$4,861,422	$4,639,322
Less: Average Total Intangibles	(1,899,261)	(1,904,769)	(1,900,164)	(1,900,163)	(1,906,042)

(c) Average Tangible Equity (non-GAAP)	$3,009,605	$2,782,355	$2,957,729	$2,961,259	$2,733,280
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 366 or 365/ (c)	12.59%	13.71%	13.12%	12.57%	14.03%

Net interest income for the third quarter of 2024 was $230.26 million, which was relatively flat from the third quarter of 2023, increasing $1.80 million or less than 1%. The slight increase of $1.80 million in net interest income occurred because total interest income increased $25.81 million while total interest expense increased $24.01 million from the third quarter of 2023. Net interest income for the first nine months of 2024 was $678.46 million, a decrease of $11.77 million or 1.71% from the first nine months of 2023. The decrease of $11.77 million in net interest income occurred because total interest income increased $93.94 million while total interest expense increased $105.72 million from the first nine months of 2023. On a linked quarter basis, net interest income for the third quarter of 2024 increased $4.54 million, or 2.01%, from the second quarter of 2024. Total interest income for the third quarter of 2024 increased $8.54 million while total interest expense increased $4.00 million from the second quarter of 2024.

The provision for credit losses was $6.94 million and $18.46 million for the third quarter and first nine months of 2024, respectively, while the provision for credit losses was $5.95 million and $24.28 million for the third quarter and first nine months of 2023. The provision for credit losses was $5.78 million for the second quarter of 2024.

For the third quarter of 2024, noninterest income was $31.94 million, which was a decrease of $1.72 million or 5.11% from the third quarter of 2023. This decrease in noninterest income for the third quarter of 2024 was due mainly to decreases of $6.53 million and $3.01 million, respectively, in net losses on investment securities transactions and in income from mortgage banking activities driven by lower mortgage loan sales volume partially offset by the gain on the sale of MSRs. Noninterest income for the first nine months of 2024 was $94.38 million which was a decrease of $7.21 million or 7.09% from the first nine months of 2023. This decrease in noninterest income for the first nine months of 2024 was due mainly to decreases of $8.10 million and $4.01 million, respectively, in income from mortgage banking activities driven by lower mortgage loan sales volume and mortgage loan servicing income due mainly to a decline in net gains on the sales of MSRs and a lower amount of loans serviced. Partially offsetting these decreases were increases in fees from brokerage services and income from bank-owned life insurance as well as lower net losses on investment securities transactions. On a linked quarter basis, noninterest income increased $1.72 million or 5.69% primarily due the previously mentioned gain on the sale of MSRs and increased income from mortgage banking activities partially offset by an increase in net losses on investment securities transactions.

For the third quarter and first nine months of 2024, noninterest expense was relatively flat from the third quarter and first nine months of 2023, increasing $109 thousand and $2.92 million, respectively. Both of these increases were less than 1%. For the third quarter of 2024 compared to the third quarter of 2023, several categories of noninterest expense increased which were largely offset by decreases in other categories. For the first nine months of 2024, the increase of $2.92 million in noninterest expense from the first nine months of 2023 was driven primarily by increases of $3.30 million in employee compensation and $2.10 million in FDIC insurance expense partially offset by decreases of $2.21 million in mortgage loan servicing expense and $1.42 million in other expense. The increase in employee compensation was driven by higher employee incentives, base salaries, and employee severance associated with the previously announced mortgage delivery channel consolidation partially offset by lower employee commissions related to mortgage banking production. The increase in FDIC insurance expense was driven by $1.81 million of expense recognized in the first quarter of 2024 for the FDIC special assessment. The decrease in mortgage loan servicing expense was driven by the sales of MSRs. The decrease in other noninterest expense was primarily due to a decrease in the expense for the reserve for unfunded loan commitments driven by a decrease in the outstanding balance of loan commitments. On a linked quarter basis, noninterest expense was relatively flat from the second quarter of 2024, increasing $565 thousand or less than 1%.

Income taxes for the third quarter of 2024 were $24.65 million as compared to $24.78 million for the third quarter of 2023. Income tax expense was $18.88 million for the second quarter of 2024. For the first nine months of 2024 and 2023, income tax expense was $64.93 million and $72.68 million, respectively. For the quarters ended September 30, 2024 and June 30, 2024, United’s effective tax rate was 20.56% and 16.36%, respectively. For the quarter ended September 30, 2023, United’s effective tax rate was 20.49%. The effective tax rate for the first nine months of 2024 and 2023 was 18.90% and 20.21%, respectively.

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

Net interest income for the third quarter of 2024 was $230.26 million, which was relatively flat from the third quarter of 2023, increasing $1.80 million less than 1%. The increase of $1.80 million in net interest income occurred because total interest income increased $25.81 million while total interest expense increased $24.01 million from the third quarter of 2023. Net interest income for the first nine months of 2024 was $678.46 million, a decrease of $11.77 million or 1.71% from the first nine months of 2023. The decrease of $11.77 million in net interest income occurred because total interest income increased $93.94 million while total interest expense increased $105.72 million from the first nine months of 2023. On a linked-quarter basis, net interest income for the third quarter of 2024 increased $4.54 million or 2.01% from the second quarter of 2024. The $4.54 million increase in net interest income occurred because total interest income increased $8.54 million while total interest expense increased $4.00 million from the second quarter of 2024.

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

Tax-equivalent net interest income for the third quarter of 2024 was flat from the third quarter of 2023, increasing $1.80 million, or less than 1%. The slight increase in tax-equivalent net interest income was primarily due to a higher yield on average net loans and loans held for sale, a decrease in average long-term borrowings, organic loan growth, and an increase in average short-term investments. This increase in tax-equivalent net interest income was partially offset by the impact of deposit rate repricing and an increase in average interest-bearing deposits. The yield on average earning assets increased 33 basis points from the third quarter of 2023 to 5.85% driven by an increase in the yield on average net loans and loans held for sale of 28 basis points. Average long-term borrowings decreased $842.16 million, or 52.94%, from the third quarter of 2023. Average earning assets for the third quarter of 2024 increased $363.70 million, or 1.41%, from the third quarter of 2023 due to a $610.37 million increase in average net loans and loans held for sale and a $535.24 million increase in average short-term investments partially offset by a $781.91 million decrease in average investment securities. The yield on average interest-bearing deposits increased 58 basis points from the third quarter of 2023. Average interest-bearing deposits increased $1.41 billion, or 8.79%, from the third quarter of 2023. The net interest margin for the third quarter of 2024 and 2023 was 3.52% and 3.54%, respectively.

Tax-equivalent net interest income for the first nine months of 2024 decreased $12.36 million, or 1.78%, from the first nine months of 2023. The decrease in tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, an increase in average interest-bearing deposits, and a decrease in acquired loan accretion income. These decreases were partially offset by a higher yield on average net loans and loans held for sale, organic loan growth, and a decrease in average long-term borrowings. The yield on average interest-bearing deposits increased 88 basis points from the first nine months of 2023. Average interest-bearing deposits increased $1.37 billion from the first nine months of 2023. Acquired loan accretion income for the first nine months of 2024 of $7.29 million was a decrease of $1.24 million from the first nine months of 2023. The yield on average earning assets increased 46 basis points from the first nine months of 2023 to 5.78% driven by an increase in the yield on average net loans and loans held for sale of 39 basis points. Average net loans and loans held for sale increased $773.33 million from the first nine months of 2023. Average long-term borrowings decreased $924.21 million from the first nine months of 2023. Additionally, average investment securities decreased $857.35 million, or 18.84%, from the first nine months of 2023 while the yield on average investment securities increased 36 basis points from the first nine months of 2023. The net interest margin for the first nine months of 2024 and 2023 was 3.49% and 3.56%, respectively.

On a linked-quarter basis, tax-equivalent net interest income for the third quarter of 2024 also increased $4.50 million, or 1.99%, from the second quarter of 2024. The increase in tax-equivalent net interest income was driven by an increase in average short-term investments, a higher yield on average net loans and loans held for sale, and a decrease in average long-term borrowings partially offset by an increase in average interest-bearing deposits as well as a higher average rate paid on deposits. Average short-term investments increased $457.01 million, or 49.12%, from the second quarter of 2024 primarily driven by cash received from deposit growth. The yield on average net loans and loans held for sale increased 6 basis points to 6.20% for the third quarter of 2024. As previously disclosed, the second quarter of 2024 included a $654 thousand interest recovery from a commercial real estate nonaccrual loan payoff. Average long-term borrowings decreased $541.80 million, or 41.99%, from the second quarter of 2024. Average interest-bearing deposits increased $659.24 million, or 3.94%, from the second quarter of 2024. The yield on average interest-bearing deposits increased 10 basis points to 3.28% for the third quarter of 2024. The net interest margin of 3.52% for the third quarter of 2024 was an increase of 2 basis points from the net interest margin of 3.50% for the second quarter of 2024.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2024, September 30, 2023 and June 30, 2024 and the nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended
(Dollars in thousands)	September 30 2024	September 30 2023	June 30 2024
Loan accretion	$2,374	$2,325	$2,406
Certificates of deposit	49	253	67
Long-term borrowings	(328)	(332)	(330)

Total	$2,095	$2,246	$2,143

	Nine Months Ended
(Dollars in thousands)	September 30 2024	September 30 2023
Loan accretion	$7,286	$8,521
Certificates of deposit	287	918
Long-term borrowings	(989)	(1,020)

Tax-equivalent net interest income	$6,584	$8,419

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2024, September 30, 2023 and June 30, 2024 and the nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended
(Dollars in thousands)	September 30 2024	September 30 2023	June 30 2024

Net interest income, GAAP basis	$230,256	$228,453	$225,715
Tax-equivalent adjustment (1)	828	869	867

Tax-equivalent net interest income	$231,084	$229,322	$226,582

	Nine Months Ended
(Dollars in thousands)	September 30 2024	September 30 2023
Net interest income, GAAP basis	$678,460	$690,234
Tax-equivalent adjustment (1)	2,567	3,148

Tax-equivalent net interest income	$681,027	$693,382

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2024 and 2023 and the three months ended June 30, 2024. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2024 and 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2024 and 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,387,462	$19,241	5.52%	$852,224	$11,810	5.50%
Investment Securities:
Taxable	3,218,258	30,797	3.83%	3,994,073	35,730	3.58%
Tax-exempt	205,080	1,461	2.85%	211,178	1,482	2.81%

Total Securities	3,423,338	32,258	3.77%	4,205,251	37,212	3.54%
Loans, net of unearned income (2)(3)	21,588,333	332,052	6.12%	20,961,313	308,757	5.85%
Allowance for loan losses	(267,457)			(250,810)

Net loans	21,320,876		6.20%	20,710,503		5.92%

Total earning assets	26,131,676	$383,551	5.85%	25,767,978	$357,779	5.52%

Other assets	3,371,648			3,307,943

TOTAL ASSETS	$29,503,324			$29,075,921

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$17,399,368	$143,313	3.28%	$15,993,991	$108,793	2.70%
Short-term borrowings	191,954	2,048	4.24%	188,945	1,805	3.79%
Long-term borrowings	748,608	7,106	3.78%	1,590,763	17,859	4.45%

Total Interest-Bearing Liabilities	18,339,930	152,467	3.31%	17,773,699	128,457	2.87%

Noninterest-bearing deposits	5,957,184			6,337,052
Accrued expenses and other liabilities	297,344			278,046

TOTAL LIABILITIES	24,594,458			24,388,797
SHAREHOLDERS’ EQUITY	4,908,866			4,687,124

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,503,324			$29,075,921

NET INTEREST INCOME		$231,084			$229,322

INTEREST RATE SPREAD			2.54%			2.65%
NET INTEREST MARGIN			3.52%			3.54%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2024 and June 30, 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2024 and June 30, 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	September 30, 2024			June 30, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,387,462	$19,241	5.52%	$930,453	$12,787	5,53%
Investment Securities:
Taxable	3,218,258	30,797	3.83%	3,496,310	33,968	3.89%
Tax-exempt	205,080	1,461	2.85%	209,114	1,488	2.85%

Total Securities	3,423,338	32,258	3.77%	3,705,424	35,456	3.83%
Loans, net of unearned income (2)(3)	21,588,333	332,052	6.12%	21,639,898	326,808	6.07%
Allowance for loan losses	(267,457)			(263,050)

Net loans	21,320,876		6.20%	21,376,848		6.14%

Total earning assets	26,131,676	$383,551	5.85%	26,012,725	$375,051	5.79%

Other assets	3,371,648			3,357,439

TOTAL ASSETS	$29,503,324			$29,370,164

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$17,399,368	$143,313	3.28%	$16,740,124	$132,425	3.18%
Short-term borrowings	191,954	2,048	4.24%	206,234	2,206	4.30%
Long-term borrowings	748,608	7,106	3.78%	1,290,405	13,838	4.31%

Total Interest-Bearing Liabilities	18,339,930	152,467	3.31%	18,236,763	148,469	3.27%

Noninterest-bearing deposits	5,957,184			5,976,971
Accrued expenses and other liabilities	297,344			298,537

TOTAL LIABILITIES	24,594,458			24,512,271
SHAREHOLDERS’ EQUITY	4,908,866			4,857,893

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,503,324			$29,370,164

NET INTEREST INCOME		$231,084			$226,582

INTEREST RATE SPREAD			2.54%			2.52%
NET INTEREST MARGIN			3.52%			3.50%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the nine-month periods ended September 30, 2024 and 2023, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the nine-month period ended September 30, 2024 and 2023. Interest income on all loans and investment securities was subject to state income taxes.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$1,068,028	$44,331	5.54%	$927,255	$35,499	5.12%
Investment Securities:
Taxable	3,484,931	99,487	3.81%	4,222,849	108,710	3.43%
Tax-exempt	208,843	4,423	2.82%	328,276	6,940	2.82%

Total Securities	3,693,774	103,910	3.75%	4,551,125	115,650	3.39%
Loans, net of unearned income (2)(3)	21,578,981	980,413	6.07%	20,784,493	884,144	5.69%
Allowance for loan losses	(263,298)			(242,135)

Net loans	21,315,683		6.14%	20,542,358		5.75%

Total earning assets	26,077,485	$1,128,654	5.78%	26,020,738	$1,035,293	5.32%

Other assets	3,357,672			3,319,143

TOTAL ASSETS	$29,435,157			$29,339,881

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$16,936,116	$404,115	3.19%	$15,569,985	$268,962	2.31%
Short-term borrowings	200,555	6,336	4.22%	177,707	4,451	3.35%
Long-term borrowings	1,178,176	37,176	4.21%	2,102,386	68,498	4.36%

Total Interest-Bearing Liabilities	18,314,847	447,627	3.26%	17,850,078	341,911	2.56%

Non-interest bearing deposits	5,958,668			6,576,063
Accrued expenses and other liabilities	300,220			274,418

TOTAL LIABILITIES	24,573,735			24,700,559
SHAREHOLDERS’ EQUITY	4,861,422			4,639,322

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,435,157			$29,339,881

NET INTEREST INCOME		$681,027			$693,382

INTEREST RATE SPREAD			2.52%			2.76%
NET INTEREST MARGIN			3.49%			3.56%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $6.94 million and $18.46 million for the third quarter and first nine months of 2024, respectively, as compared to a provision for credit losses of $5.95 million and $24.28 million for third quarter and first nine months of 2023, respectively. On a linked-quarter basis, the provision for credit losses for the second quarter of 2024 was $5.78 million. United’s provision for credit losses relates to its portfolio of loans and leases, held-to-maturity securities and interest receivable on loans which are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2024, the provision for loan and lease losses was $6.94 million as compared to a provision for loan and lease losses of $5.95 million for the quarter ended September 30, 2023. The higher amount of provision expense for the third quarter of 2024 from the third quarter of 2023 was primarily due to a greater amount of charge-offs in the third quarter of 2024 compared to the third quarter of 2023. The provision for loan and lease losses for the first nine months of 2024 was $18.46 million as compared to a provision for loan and lease losses of $24.28 million for the first nine months of 2023. The lower amount of provision expense for the first nine months of 2024 compared to the first nine months of 2023 was mainly due to qualitative adjustment factors and reasonable and supportable forecast assumptions regarding future economic expectations. Net charge-offs were $3.60 million for the third quarter of 2024 as compared to net charge-offs of $1.78 million for the same quarter in 2023. Net charge-offs for the first nine months of 2024 were $6.93 million as compared to net charge-offs of $4.14 million for the first nine months of 2023. The higher amount of net charge-offs for 2024 as compared to 2023 was primarily due to increased charge-offs within the consumer loan portfolio. On a linked-quarter basis, the provision for loan and lease losses was $6.94 million for the third quarter of 2024 as compared to a provision for loan and lease losses of $5.78 million for the second quarter of 2024. The higher amount of provision expense on a linked-quarter basis was due mainly to increased charge-offs within the consumer loan portfolio. Net charge-offs were $1.26 million for the second quarter of 2024.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the third quarter and first nine months of 2024 were 0.07% and 0.04% as compared to annualized net charge-offs of 0.03% for both the third quarter and first nine months of 2023. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter of 2024 were 0.02%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at September 30, 2024 and December 31, 2023:

	September 30	December 31
(In thousands)	2024	2023
Nonaccrual loans	$52,446	$30,919
Loans past due 90 days or more	12,794	14,579

Total nonperforming loans	$65,240	$45,498
Other real estate owned	169	2,615

Total nonperforming assets	$65,409	$48,113

The increase of $21.53 million in nonaccrual loans from December 31, 2023 to September 30, 2024 was due mainly to the transfer to nonaccrual of one significant commercial lending relationship and one large residential real estate relationship.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2024, the allowance for credit losses was $308.74 million as compared to $303.94 million at December 31, 2023.

At September 30, 2024, the allowance for loan and lease losses was $270.77 million as compared to $259.24 million at December 31, 2023. The increase in the allowance for loan and lease losses was primarily driven by increased outstanding loan balances for the commercial real estate non-owner occupied, real estate construction and development, and residential real estate portfolios as well as increased reasonable and supportable forecast adjustments for the commercial real estate nonowner-occupied office portfolio. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.25% at September 30, 2024 and 1.21% at December 31, 2023. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 415.03% and 569.78% at September 30, 2024 and December 31, 2023, respectively. The decrease in this ratio was due mainly to an increase in nonperforming loans.

United continues to evaluate risks which may impact its loan and lease portfolios. Reserves are initially determined based on losses identified from the PD/LGD and Cohort models which utilize the Company’s historical information. Then, any qualitative adjustments are applied to account for the Company’s view of current conditions, the future and other factors.

The third quarter of 2024 qualitative adjustments include analyses of the following:

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

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP in the third quarter remained relatively consistent with the second quarter projections of 2.00% for 2024 (a decrease of 0.10% from the second quarter), 2.00% for 2025 and 2.00% for 2026. The unemployment rate forecast increased by 0.40% for 2024 to 4.40% while 2025 shifted up slightly to 4.40% from 4.20% and 2026 also increased slightly to 4.30% from 4.10%.

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

United’s review of the allowance for loan and lease losses at September 30, 2024 produced increased reserves in three of the four loan categories as compared to December 31, 2023. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $6.33 million due to increased outstanding balances, increased allocations for individually assessed loans and increased reasonable and supportable forecast adjustments particularly as it pertains to office loans. The residential real estate segment reserve increased $5.61 million due primarily to increased outstanding balances while also impacted by a slight downgrade in the adjustment for past due, nonaccrual and graded loans. The real estate construction and development loan segment reserve increased $2.35 million due to increased outstanding balances. The consumer loan segment reserve decreased $2.76 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $19.43 million at September 30, 2024 and $13.15 million at December 31, 2023. In comparison to the prior year-end, this element of the allowance increased $6.28 million due to the downgrade of a commercial real estate non-owner occupied relationship secured by office collateral as well as an unsecured relationship with a governmental-type entity.

Management believes that the allowance for credit losses of $308.74 million at September 30, 2024 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the third quarter and first nine months of 2024 and 2023 was immaterial. The allowance for credit losses related to held to maturity securities was $19 thousand and $17 thousand as of September 30, 2024 and December 31, 2023, respectively. There was no provision for credit losses recorded on available for sale investment securities for the third quarter and first nine months of 2024 and 2023 and no allowance for credit losses on available for sale investment securities as of September 30, 2024 and December 31, 2023.

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

Noninterest income for the third quarter of 2024 was $31.94 million, a decrease of $1.72 million or 5.11% from the third quarter of 2023. This decrease was driven by net losses on the sale of investment securities and a decrease in mortgage banking income partially offset by increases in mortgage loan servicing income and fees from brokerage services. Noninterest income for the first nine months of 2024 was $94.38 million, a decrease of $7.21 million or 7.09% from the first nine months of 2023. This decrease was driven by decreases in mortgage loan servicing income and mortgage banking income partially offset by an increase in fees from brokerage services, higher income from bank-owned life insurance and lower net losses on investment securities transactions.

Income from mortgage banking activities totaled $4.54 million for the third quarter of 2024 compared to $7.56 million for the same period of 2023, a decline of $3.01 million or 39.86%. For the first nine months of 2024 and 2023, income from mortgage banking activities was $13.74 million and $21.85 million, respectively. The decreases for 2024 as compared to 2023 were due mainly to lower mortgage loan production. For the three months ended September 30, 2024 and 2023, mortgage loan sales were $171.32 million and $217.63 million, respectively. For the nine months ended September 30, 2024 and 2023, mortgage loan sales were $523.33 million and $632.85 million, respectively. Mortgage loans originated for sale were $151.33 million and $513.56 million for the third quarter and first nine months of 2024, respectively, as compared to $185.95 million and $635.58 million for the third quarter and first nine months of 2023, respectively.

Mortgage loan servicing income for the third quarter of 2024 increased $6.54 million or 772.93% from the third quarter of 2023. This increase was driven primarily by the aforementioned $7.09 million gain on the sale of MSRs in the third quarter of 2024. Mortgage loan servicing income for the first nine months of 2024 decreased $4.01 million or 30.90% from the first nine months of 2023. The first nine months of 2024 also included the $7.09 million net gain on the sale of MSRs in the third quarter of 2024 while the first nine months of 2023 included net gains on the sale of MSRs of $8.31 million. In addition, mortgage loan servicing income declined in the first nine months of 2024 due to lower mortgage balances serviced since the sale of the MSRs in 2023.

United recorded a net loss on investment securities of $6.72 million for the third quarter of 2024 as compared to a net loss on investment securities of $181 thousand for the third quarter of 2023. For the first nine months of 2024, net losses on investment securities were $7.03 million as compared to net losses on investment securities of $7.92 million for the first nine months of 2023. During the third quarter and first nine months of 2024, United sold approximately $197 million and $299 million of AFS investment securities at a loss of $6.88 million and $13.69 million, respectively. Additionally, during the first nine months of 2024, United recognized a $6.91 million gain on the VISA share exchange, of which $4.60 million was realized through the sale of eligible shares and the remainder of which related to shares held at fair value at the end of the second quarter which were eventually sold in the third quarter of 2024. In the second quarter of 2023, United sold approximately $187 million of AFS investment securities resulting in a net loss of $7.24 million.

Fees from brokerage services for the third quarter and first nine months of 2024 increased $640 thousand or 14.44% and $2.75 million or 21.89%, respectively, from the third quarter and first nine months of 2023. The increase was primarily due to higher volume.

Income from bank-owned life insurance for the first nine months of 2024 increased $1.52 million or 23.54% from the first nine months of 2023. This increase was due mainly to an increase in the cash surrender value of insurance policies as well as death proceeds of $690 thousand recognized in the third quarter of 2024.

On a linked-quarter basis, noninterest income for the third quarter of 2024 increased of $1.72 million, or 5.69%, from the second quarter of 2024 due mainly to the previously mentioned gain on the sale of MSRs and increased income from mortgage banking activities partially offset by an increase in net losses on investment securities transactions. Income from mortgage banking activities increased $643 thousand primarily due to higher mortgage loan sale volume and a higher quarter-end valuation of mortgage loans held for sale. Additionally, in comparison to the second quarter of 2024, an increase in mortgage loan servicing income was mostly offset by higher net losses on investment securities. Mortgage loan servicing income was $7.39 million for the third quarter of 2024, an increase of $6.60 million from the second quarter of 2024. During the third quarter of 2024, as previously mentioned, United sold its remaining MSRs with an aggregate unpaid principal balance of approximately $1.1 billion at a gain of $7.09 million. Net losses on investment securities were $6.72 million for the third quarter of 2024 due primarily to a net loss of $6.88 million on approximately $197 million of AFS investment securities sold in the third quarter of 2024 compared to net losses of $218 thousand for the second quarter of 2024.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the third quarter of 2024 was $135.34 million, which was relatively flat from the third quarter of 2023, increasing $109 thousand or less than 1%. For the first nine months of 2024, noninterest expense was $410.86 million, which was also relatively flat from the first nine months of 2023, increasing $2.92 million or less than 1%.

Employee compensation for the first nine months of 2024 increased $3.30 million or 1.90% from the first nine months of 2023. The increase in employee compensation was driven by higher employee incentives, base salaries and employee severance related to the consolidation of the mortgage delivery channels. Partially offsetting these increases was a decrease in commissions related to lower mortgage banking production.

Employee benefits expense for the first nine months of 2024 increased $1.31 million or 3.38% as compared to the first nine months of 2023. This increase was primarily due to higher amounts of expense for postretirement benefits partially offset by lower health insurance costs.

OREO expense for the first nine months of 2024 decreased $636 thousand or 54.50% as compared to the first nine months of 2023. This decrease was primarily due to fewer declines in the fair value of OREO properties.

Equipment expense for the third quarter of 2024 increased $641 thousand or 8.94% as compared to the third quarter of 2023. This increase was primarily due to an increase in maintenance expense partially offset by lower depreciation expense.

Mortgage loan servicing expense and impairment expense for the third quarter and first nine months of 2024 decreased $648 thousand or 61.66% and $2.21 million or 47.58%, respectively, from the third quarter and first nine months of 2023. The decreases in 2024 were due primarily to a lower amount of mortgage loans serviced as a result of the sale of MSRs in the third quarters of 2024 and 2023.

FDIC insurance expense for the first nine months of 2024 increased $2.10 million or 15.24% from the first nine months of 2023. The increase in FDIC insurance expense was driven by $1.81 million of expense recognized in the first quarter of 2024 for the FDIC special assessment.

Other expense for the third quarter of 2024 increased $1.08 million or 3.52% from the third quarter of 2023. This increase was driven by higher amounts of certain general operating expenses mostly offset by smaller decreases in several other categories of noninterest expense. Other expense for the first nine months of 2024 decreased $1.42 million or 1.48% from the first nine months of 2023. Within other expenses, the most significant decrease was $4.31 million in the expense for the reserve for unfunded loan commitments. In addition, advertising expense decreased $1.54 million and amortization of intangibles declined $1.11 million. Partially offsetting these decreases were increases in the amortization of investment tax credits of $2.23 million and merger expenses of $1.61 million as well as higher amounts of certain other general operating expenses.

On a linked-quarter basis, noninterest expense for the third quarter of 2024 was relatively flat from the second quarter of 2024, increasing $565 thousand, or less than 1%. The slight increase in noninterest expense was primarily driven by increases in employee benefits of $937 thousand and other noninterest expense of $847 thousand. The increase in employee benefits was primarily driven by higher postretirement benefit costs. The increase in other noninterest expense from the second quarter of 2024 was driven by higher amounts of certain general operating expenses mostly offset by smaller decreases in several other categories of noninterest expense. Within other noninterest expense, merger-related expenses for the third quarter of 2024 were $332 thousand compared to $1.27 million for the second quarter of 2024. Partially offsetting the increases in noninterest expense were decreases of $720 thousand in FDIC insurance expense due mainly to an adjustment for the special assessment in the second quarter of 2024 as well as a lower assessment rate and $608 thousand in mortgage loan servicing expense and impairment due to a lower amount of loans serviced.

Income Taxes

Income tax expense for the third quarter of 2024 was flat from the third quarter of 2023, decreasing $130 thousand, or less than 1%, primarily due to slightly lower pre-tax earnings partially offset by a slightly higher effective tax rate. On a linked-quarter basis, income tax expense increased $5.77 million from the second quarter of 2024. This increase was driven by higher pre-tax earnings and the impact of discrete tax benefits recognized in the second quarter of 2024. For the first nine months of 2024, income tax expense was $64.93 million as compared to $72.68 million in the first nine months of 2023. This decrease was primarily due to lower pre-tax earnings and the impact of discrete tax benefits recognized in the second quarter of 2024. United’s effective tax rate was 20.56% for the third quarter of 2024, 20.49% for the third quarter of 2023 and 16.36% for the second quarter of 2024. For the first nine months of 2024 and 2023, United’s effective tax rate was 18.90% and 20.21%, respectively.

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

During the first nine months of 2024, United increased its interest-bearing deposit balance at the FRB by $330.04 million to $1.57 billion. The change in the balance at the FRB was mostly the result of a $1.01 billion increase in total deposits and $640.84 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by a $1.25 billion decrease in FHLB advances.

For the nine months ended September 30, 2024, cash of $309.17 million was provided by operating activities due mainly to net income of $278.59 million. Net cash of $405.57 million was provided by investing activities which was primarily due to $661.41 million of net proceeds from the sales of investment securities over purchases partially offset by portfolio loan growth of $262.65 million. During the first nine months of 2024, net cash of $404.86 million was used in financing activities due primarily to a net repayment of $1.25 billion in FHLB advances and cash dividends paid of $150.54 million partially offset by growth in deposits of $1.01 billion. The net effect of the cash flow activities was an increase in cash and cash equivalents of $309.89 million for the first nine months of 2024.

At September 30, 2024, United had an unused borrowing amount at the FHLB of approximately $8.19 billion subject to delivery of collateral after certain trigger points, $4.03 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at September 30, 2024. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at September 30, 2024. At September 30, 2024, United’s borrowing capacity for the FRB Discount Window was $4.59 billion. United did not have any borrowings from the FRB’s Discount Window, or its new Bank Term Funding Program, during the first nine months of 2024.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 16.18% at September 30, 2024 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.80%, 13.80% and 11.73%, respectively. The September 30, 2024 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.97 billion at September 30, 2024, which was an increase of $196.58 million or 4.12% from December 31, 2023. This increase is primarily due to an increase of $127.96 million in retained earnings (net income less dividends declared).

United’s equity to assets ratio was 16.64% at September 30, 2024 as compared to 15.94% at December 31, 2023. The primary capital ratio, capital and reserves to total assets and reserves, was 17.49% at September 30, 2024 as compared to 16.79% at December 31, 2023. United’s average equity to average asset ratio was 16.64% for the third quarter of 2024 as compared to 16.12% the third quarter of 2023. United’s average equity to average asset ratio was 16.52% for the first nine months of 2024 as compared to 15.81% for the first nine months of 2023. All of these financial measurements reflect a financially sound position.

During the third quarter of 2024, United’s Board of Directors declared a cash dividend of $0.37 per share. Cash dividends were $1.11 per common share for the first nine months of 2024. Total cash dividends declared were $50.21 million for the third quarter of 2024 and $150.63 million for the first nine months of 2024 as compared to $48.71 million for the third quarter of 2023 and $146.05 million for the first nine months of 2023, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2024 and December 31, 2023:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2024	December 31, 2023
+200	2.82%	(0.28%)
+100	1.82%	0.24%
-100	0.22%	2.66%
-200	(0.14%)	4.35%

At September 30, 2024, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.82% over one year as compared to an increase by 0.24% at December 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.82% over one year as of September 30, 2024, as compared to a decrease of 0.28% as of December 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.22% over one year as of September 30, 2024 as compared to an increase of 2.66%, over one year as of December 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.14% over one year as of September 30, 2024 as compared to an increase of 4.35% over one year as of December 31, 2023.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.00% in year two as of September 30, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 6.89% in year two as of September 30, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.29% in year two as of September 30, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.86% in year two as of September 30, 2024.

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

At September 30, 2024, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $925.9 million or 51% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.6 years and a weighted average yield of 2.84%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 14.8%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 18.9%.

United had approximately $383.4 million in fixed rate Commercial mortgage backed Securities (“CMBS”) with a projected yield of 1.84% and a projected average life of 4.5 years on September 30, 2024. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.4 years.

United had approximately $11.3 million in 15-year mortgage backed securities with a projected yield of 2.05% and a projected average life of 4.1 years as of September 30, 2024. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.5 years and a weighted average maturity (“WAM”) of 10.3 years.

United had approximately $304.4 million in 20-year mortgage backed securities with a projected yield of 1.81% and a projected average life of 6.1 years on September 30, 2024. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (“WALA”) of 3.5 years and a weighted average maturity (“WAM”) of 16.3 years.

United had approximately $151.8 million in 30-year mortgage backed securities with a projected yield of 2.88% and a projected average life of 7 years on September 30, 2024. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (“WALA”) of 4.6 years and a weighted average maturity (“WAM”) of 24.3 years.

The remaining 1% of the mortgage related securities portfolio on September 30, 2024, included floating rate CMO, CMBS and mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2024 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, 2024, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended September 30, 2024 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2024	0	$0.00	0	4,371,239
8/01 – 8/31/2024	0	$0.00	0	4,371,239
9/01 – 9/30/2024	226	$37.31	0	4,371,239

Total	226	$37.31	0

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2024 – 221 shares were exchanged by participants in United’s long-term incentive plans at an average price of $37.42.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2024, the following shares were purchased for the deferred compensation plan: September 2024 – 5 shares at an average price of $35.34.

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

or may represent a

non-Rule

10b5-1

trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2024, none of our directors or executive officers adopted
, modified or
terminated
any “Rule

10b5-1

trading arrangement” or any

“non-Rule

10b5-1

trading arrangement”, as each term is defined in Rule 408(e) of Regulation

S-K.

Item 6. EXHIBITS
Index to exhibits required by Item 601 of Regulation
S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 9, 2024, by and between United Bankshares, Inc. and Piedmont Bancorp, Inc. (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated May 9, 2024 and filed May 10, 2024 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

Exhibit No.	Description

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

101	Interactive data file (inline XBRL) (filed herewith)

104	Cover Page (embedded in inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED BANKSHARES, INC.
(Registrant)

Date: November 8, 2024	/s/ Richard M. Adams, Jr.
Name: Richard M. Adams, Jr.
Title: Chief Executive Officer

Date: November 8, 2024	/s/ W. Mark Tatterson
Name: W. Mark Tatterson
Title: Chief Financial Officer