Form 10-K
period 2024-12-31
UNITED BANKSHARES INC/WV
filed 2025-02-28
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2024
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
of the Act). Yes ☐
No
☒
The aggregate market value of United Bankshares, Inc. common stock, representing all of its voting stock that was held by non-affiliates on June 30, 2024, was approximately
$4,185,635,034
.
As of January 31, 2025, United Bankshares, Inc. had
143,212,150
shares of common stock outstanding with a par value of
$2.50
.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Charleston, WV, USA
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2025 Annual Shareholders’ Meeting to be held on May 14, 2025 are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2024, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

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

Business of United

As a financial holding company, United’s present business is community banking. As of December 31, 2024, United’s consolidated assets approximated $30.0 billion and total shareholders’ equity approximated $5.0 billion.

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

On January 10, 2025, United consummated its acquisition of Piedmont Bancorp, Inc. (“Piedmont”), the parent company of The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia. Piedmont was a single bank holding company headquartered in Atlanta, Georgia with total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million as of the merger date. On December 3, 2021, United completed its acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”), the parent company of Essex Bank (“Essex”) with $1.8 billion in assets, headquartered in Richmond, Virginia. The acquisition of Community Bankers Trust enhanced United’s existing presence in the DC Metro MSA and took United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connected our Mid-Atlantic and Southeast footprints. On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (“Carolina Financial”), the parent company of CresCom Bank (“CresCom”) with $5.0 billion in assets, headquartered in Charleston, South Carolina. The acquisition of Carolina Financial broadened United’s footprint in the Southeast region with some of the most desirable banking markets in the nation. Prior to Carolina Financial, United more than doubled its size through three acquisitions in less than three and a half years. In January 2014, United closed its acquisition of Virginia Commerce Bancorp, Inc., followed by the November 2015 announcement of the Bank of Georgetown transaction which closed June 2016. In August 2016, United announced the Cardinal Financial Corporation acquisition which closed April 2017.

Business of Subsidiaries

United, through its subsidiaries, engages primarily in community banking offering most types of business permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, United Bank offers credit card services.

United Bank maintains a trust department which acts as trustee under wills, trusts and pension and profit sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. United Bank provides services to its correspondent banks such as the buying and selling of federal funds.

As of December 31, 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.

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

Lending Activities

United’s loan and lease portfolio, net of unearned income, increased $314.4 million or 1.47% in 2024 due mainly to loan growth in three major loan categories. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Since year-end 2023, commercial, financial and agricultural loans were flat, decreasing $8.0 million or less than 1%. In particular, commercial real estate loans increased $213.1 million or 2.56% while commercial loans (not secured by real estate) decreased $221.1 million or 6.19%. Construction and land development loans increased $360.8 million or 11.46%, residential real estate loans increased $236.1 million or 4.48%, and consumer loans decreased $281.6 million or 26.45% due mainly to a decrease in indirect automobile financing.

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

Real Estate Loans

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties. Also included in this portfolio are loans that are secured by owner-occupied real estate, but made for purposes other than the construction or purchase of real estate. Commercial real estate loans are to many of the same customers and carry similar industry risks as the commercial loan portfolio. Real estate mortgage loans to consumers are secured primarily by a first lien deed of trust. These loans are traditional one-to-four family residential mortgages. The loans generally do not exceed an 80% loan-to-value ratio at the loan origination date and are at either a variable rate or fixed rate of interest. These loans are considered to be of normal risk. Also included in the category of real estate mortgage loans are home equity loans.

As of December 31, 2024, approximately $641.6 million or 2.96% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

Consumer Loans

Consumer loans are secured by automobiles, boats, recreational vehicles, and other personal property. Personal loans and unsecured credit card receivables are also included as consumer loans. United monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors.

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

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to ensure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2024, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $15.3 billion as of December 31, 2024. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2024, approximately $10.4 billion or 47.75% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the restaurants, hotel and accommodations industry. As of December 31, 2024, approximately $1.3 billion or 5.92% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2024, approximately $118.7 million or less than 1% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.

Secondary Markets

United generally originates loans within the primary market area of United Bank. United may from time to time make loans to borrowers and/or on properties outside of its primary market area as an accommodation to its existing customers.

United Bank originates residential real estate loans for resale in the secondary market. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts or mandatory basis. Servicing rights are not retained.

During 2024, United originated $645.9 million of real estate loans for sale in the secondary market and sold $657.8 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2024 were $16.1 million.

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

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions, U.S. Treasury securities and obligations of U.S. Government corporations and agencies and corporate securities. Obligations of states and political subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2024, 2023, and 2022 were $133.3 million, $151.1 million, and $114.5 million, respectively. For the year of 2024 and 2023, United realized net losses on sales of securities of $11.7 million and $7.7 million, respectively. For the year of 2022, United realized net gains on sales of securities of $2 thousand.

Human Capital

At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. As of December 31, 2024, United and its subsidiaries had 2,553 actual employees and officers. Of the 2,553 actual employees and officers, 2,475 are employed in the community banking segment and 78 are in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.

Our human capital management strategy focuses on recruiting, developing, and engaging a talented workforce. Our strategy embodies our core values of integrity, teamwork, hard work, and caring, and foster positive attitudes, communication, goal attainment, personal growth, and the pursuit of United’s mission of excellence in service to our shareholders, our customers, our communities, and our employees.

Focusing on talent selection and developing top talent remains a strong pillar of our organization. We are committed to providing equal opportunity to and avoiding unlawful discrimination against all applicants and employees and attracting, retaining and promoting top quality talent regardless of personal aspects such as sex, sexual orientation, gender identity, race, color, national origin and age. We host college recruiting and internship programs that attract candidates from a variety of colleges and universities within our footprint. These two programs build a talent pipeline and prioritize these individuals for internal openings.

We are dedicated to providing a workplace for our employees that is supportive, and free of any form of unlawful discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique. United offers employees a way to report confidential and anonymous issues of concern through our website. Whether it is a compliance or regulatory violation, wrongdoing, improper conduct, or harassment, the confidential report will be instantly and discreetly forwarded for review.

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

Competition

United faces a high degree of competition in all of the markets it serves. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market areas for its business.

With prior regulatory approval, Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.

As of December 31, 2024, there were 60 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 97 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 64 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks and 65 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina and South Carolina, which compete for business as well as for the acquisition of additional banks. For further discussion, see the section captioned “United operates in a highly competitive market” in Item 1A. Risk Factors.

Regulation and Supervision

United, as a financial holding company, is subject to the restrictions of the Bank Holding Company Act of 1956, as amended, and is registered pursuant to its provisions. As such, United is subject to the reporting requirements of and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).

The Bank Holding Company Act prohibits the acquisition by a bank holding company of direct or indirect ownership of more than five percent of the voting shares of any bank within the United States without prior approval of the Federal Reserve Board. With certain exceptions, a bank holding company also is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank, and from engaging directly or indirectly in business unrelated to the business of banking, or managing or controlling banks.

The Federal Reserve Board, in its Regulation Y, permits financial holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Federal Reserve Board is necessary to engage in certain other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Federal Reserve Board may approve other non-banking activities. A financial holding company may also engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities.

As a financial holding company doing business in West Virginia, United is also subject to regulation and examination by the West Virginia Board of Banking and Financial Institutions (the “West Virginia Banking Board”) and must submit annual reports to the West Virginia Banking Board. Further, any acquisition application that United must submit to the Federal Reserve Board must also be submitted to the West Virginia Banking Board for approval.

The Federal Reserve Board has broad authority to prohibit activities of financial holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. The Federal Reserve Board also can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.

United Bank, as a Virginia state member bank, is subject to supervision, examination, and regulation by the Federal Reserve Board, and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institutions. As a member of the Federal Deposit Insurance Corporation (“FDIC”), United Bank’s deposits are insured as required by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

Dividends and Stock Repurchases

The principal source of United’s liquidity is dividends from United Bank. The prior approval of the Federal Reserve Board is required if the total of all dividends declared by a state-chartered member bank in any calendar year would exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus or to fund the retirement of preferred stock. Federal law also prohibits a state-chartered, member bank from paying dividends that would be greater than the bank’s undivided profits. United Bank is also subject to limitations under Virginia state law regarding the level of dividends that may be paid. Limitations on United’s ability to receive dividends from United Bank could have a material adverse effect on its liquidity and ability to pay dividends on its common stock or interest and principal on its debt, and ability to fund purchases of its common stock.

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

In certain circumstances, United’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt is subject to the prior approval of the Federal Reserve Board.

The Inflation Reduction Act of 2022 (the “IRA”) imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

On October 18, 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2 percent. As a result of the new rule, the FDIC insurance costs of insured depository institutions, including United Bank, have generally increased.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (“FDI Act”) requires the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. The special assessment did not apply to any banking organization (defined to include FDIC-insured financial institutions that are not subsidiaries of a holding company and FDIC–insured financial institutions that are subsidiaries of a holding company with one or more FDIC–insured financial institution subsidiaries) with less than $5 billion in total consolidated assets. The FDIC estimated in November 2023 that of the total cost of the failures of Silicon Valley Bank and Signature Bank of approximately $16.3 billion was attributable to the protection of uninsured depositors. As of September 30, 2024, the FDIC’s total loss estimate was $24.1 billion, of which $18.9 billion will be recovered through the special assessment. The assessment base for the special assessment is equal to an insured depository institution’s (“IDI’s”) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs. The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. The collection of this special assessment began with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024) with an invoice payment date of June 28, 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can periodically be adjusted. The FDIC can also: (1) cease collection early and (2) impose a final shortfall special assessment on a one-time basis after the receiverships for Silicon Valley Bank and Signature Bank terminate, if actual losses exceed the amounts collected. In June 2024, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate.

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1.

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

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revised the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introduction of new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to United or United Bank.

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduced revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to United or United Bank because they each have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. The Federal Reserve has indicated that it plans to work with other federal banking regulators on a revised proposal in 2025.

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

Effective January 1, 2015, under the Basel III Capital Rules, the current prompt corrective action requirements for an institution to be “well-capitalized” is a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a CET1 ratio of 6.5% or greater and a Tier 1 leverage ratio of 5% or greater.

United Bank was considered a “well capitalized” institution as of December 31, 2024. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

If an institution is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized, it is required to submit a capital restoration plan to its appropriate federal bank regulator. For such capital restoration plan to be accepted by the appropriate federal bank regulator, a bank holding company must guarantee that a subsidiary depository institution will comply with its capital restoration plan, subject to certain limitations and must provide assurances of performance. The obligation of a controlling bank holding company under the FDI Act to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. If a depository institution fails to submit an acceptable capital restoration plan or fails to implement an approved plan, it is treated as if it is significantly undercapitalized. The FDICIA imposes restrictions and prohibitions on institutions that are undercapitalized, significantly undercapitalized or critically undercapitalized with respect to, among other things, asset size, acquisitions, establishing branches, engaging in new activities, capital distributions and transactions with affiliates.

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

In 2023, the year of our most recent CRA exam, United Bank received a CRA Performance Evaluation from the Federal Reserve Bank of Richmond (the “FRB”) with a rating of “Satisfactory.”

On October 24, 2023, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) published a final CRA rule that creates a modernized rule for the banking industry. The final rule updates the CRA regulations to achieve the following key goals: (1) encourage banks to expand access to credit, investment, and banking services in LMI communities; (2) adapt to changes in the banking industry, including mobile and online banking; (3) provide greater clarity and consistency in the application of the CRA regulations; and (4) tailor CRA evaluations and data collection to bank size and type. The final rule is currently enjoined as to the plaintiff trade associations while a federal court considers a lawsuit challenging the rule.

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

Consumer Laws and Regulations

In addition to the banking laws and regulations discussed above, bank subsidiaries are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. Among the more prominent of such laws and regulations are the Truth in Lending Act, the Home Mortgage Disclosure Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act and the Fair Housing Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. United Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

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

In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule is required by April 1, 2027.

In December 2024, the CFPB issued a final rule that, among other things, amends Regulation Z (otherwise known as the “Truth In Lending Act”) and impacts extensions of overdraft credit offered by financial institutions with more than $10 billion in assets. The final rule defines overdraft credit as generally including consumer credit extended by a financial institution to pay a transaction from a checking or other transaction account (other than a prepaid account) held at the financial institution when the consumer has insufficient or unavailable funds in that account. The final rule requires that extensions of overdraft credit adhere to consumer protections required of similarly situated products, unless the overdraft fee is at or below the institution’s costs and losses as determined by (i) calculating its own costs and losses using a standard set forth in the rule; or (ii) relying on a benchmark flat fee of five dollars. An overdraft that incurs charges that exceed costs and losses will become a covered overdraft credit and subject to Regulation Z which requires that lenders disclose borrowing costs, interest rates and fees upfront and in clear language so consumers can understand all the terms and make informed decisions. Furthermore, covered overdraft credit extensions must be put in a credit account and may not be structured as a negative balance on a checking or other transaction account. The provisions of the final rule become effective on October 1, 2025.

Notwithstanding the forgoing, the recent changes in the U.S. presidential administration and the composition of the U.S. Congress is expected to lead to potentially significant changes to the existence, priorities, scope, practices and/or staffing levels of various regulatory agencies. For example, in February 2025, the Trump administration directed the CFPB to, among other things, suspend rule implementations and cease supervision activities.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The U.S. Bank Secrecy Act (the “BSA”) and the USA PATRIOT Act of 2001 (the “USA Patriot Act”) require financial institutions to develop programs to prevent them from being used for, and to detect and deter, money laundering, terrorist financing, and other illegal activities. The USA Patriot Act substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious financial, legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA require additional rulemakings, reports and other measures, and the impact of the AMLA depends on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts and enforces regulations implementing the BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers. Compliance with these requirements is required beginning on January 1, 2026.

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

In April and May of 2016, the Federal Reserve Board, other federal banking agencies and the SEC (the “Agencies”) jointly published proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as United. The proposed rule has not been finalized.

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

In October 2022, the SEC adopted the final “clawback” rule mandated by Section 954 of the Dodd-Frank Act directing national securities exchanges and associations, including the NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule required United to adopt a “clawback” policy within 60 days after such listing standard became effective.

In June 2023, the New York Stock Exchange and Nasdaq Stock Market adopted these required listing standards mandated by Section 954 of the Dodd-Frank Act, which were effective on October 2, 2023. Each listed issuer was required to adopt a policy relating to the recovery of erroneously awarded compensation no later than December 1, 2023, which is 60 days following the effective date. The incentive compensation received by executives on or after October 2, 2023 is subject to the issuer’s recovery policies. Issuers that do not adopt and comply with the compensation recovery policies or those that do not disclose the policy will be subject to delisting. United adopted a “clawback” policy on November 17, 2023. This policy is included as Exhibit 97 to this Form 10-K.

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

Banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

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

United is subject to extensive federal and state regulation, supervision and examination which vests significant discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations, growth, and the fees we can charge for certain products or transactions, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to seek to satisfy regulatory requirements and meet supervisory expectations, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies or meet supervisory expectations could result in enforcement and other legal actions, sanctions by regulatory agencies, civil money and criminal penalties, the loss of FDIC insurance, the revocation of a banking charter, significant fines and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Litigation challenging actions or regulations by Federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. For example, there is litigation pending to challenge the Federal Reserve Board’s regulation on permissible interchange fees on the ground that the regulation allows higher interchange fees than permitted by statute, which, if successful, could significantly and adversely affect the fees banks can charge on debit card transactions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Regulation and Supervision” included in Item 1. While the Company has policies and procedures designed to prevent any violations of applicable laws or regulations, there can be no assurance that such violations will not occur.

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

United is subject to regulatory capital requirements and failure to comply with these standards may impact dividend payments, equity repurchases and executive compensation.

United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board. From time to time, the Federal Reserve Board changes these capital adequacy standards. In particular, the capital requirements applicable to United under the Basel III rules became fully effective on January 1, 2019. Under the Basel III rules, United is required to maintain a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6%, a total capital ratio of 8%, and a leverage ratio of 4%. In addition, United must maintain an additional capital conservation buffer of 2.5% of total risk weighted assets.

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

The Basel III changes have resulted in generally higher minimum capital ratios than in the past, including due to the need for United and its subsidiaries to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements for United could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if United were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit United’s ability to make distributions, including paying dividends.

United’s earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.

The policies of the Federal Reserve Board impact United significantly. The Federal Reserve Board regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve Board policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve Board could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operations.

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

The accounting for credit losses on loans, leases and other financial assets held by banks, financial institutions and other organizations requires the recognition of credit losses on loans, leases and other financial assets based on an entity’s current estimate of expected losses over the lifetime of each loan, lease or other financial asset, referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, United is required to present certain financial assets, carried at amortized cost, at the net amount expected to be collected over the life of the financial asset. The measurement of expected credit losses is based on information about past events, including credit quality, our historical experience, current conditions, and reasonable and supportable macroeconomic forecasts that may affect the collectability of the reported amount. This measurement will take place at the time a financial asset is first added to the balance sheet and at least quarterly thereafter.

CECL requires management judgment that is supported by models and data elements, including macroeconomic forecasts. The complexity and associated risk of CECL, particularly in times of economic uncertainty or other unforeseen circumstances, could impact United’s results of operations and capital levels as well as place stress on our internal controls over financial reporting.

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

United relies heavily on communications and information systems to conduct its business. In addition, as part of its business, United collects, processes and retains sensitive and confidential client and customer information. United’s facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While United has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. It is also possible that employees, merchants or United’s third-party vendors may not follow United’s policies and procedures, which may expose United to a security breach. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage United’s reputation, result in a loss of customer business, subject United to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on United’s financial condition and results of operations.

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

Like other U.S. financial services companies, United has been and expects to continue to be the target of cyber-attacks and other attempts to disrupt its operations. Information security risks for financial institutions like us have increased recently in part because of new technologies, such as artificial intelligence and quantum computing, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, employees working from home, the increased connectivity of third parties (including contractors) and electronic devices to United’s systems, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

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

In addition, these third party service providers are sources of operational, cybersecurity and informational security risk to United, including risks associated with operational errors, coding errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if United has difficulty communicating with them, United could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

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

United’s success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply reductions in government spending or the size of the government workforce, concerns relating to the U.S. debt ceiling, the imposition of tariffs and retaliatory responses, changes in trade or immigration policy and other factors beyond its control may adversely affect United’s and United Bank’s asset quality, deposit levels and loan demand and, therefore, its earnings. Because United has a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

In addition, economic and inflationary pressure on consumers and uncertainty regarding the economy could result in changes in consumer and business spending, borrowing and savings habits. Such conditions could also have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Concern regarding the ability of Congress to reach agreement on federal budgetary matters (including the debt ceiling), or total or partial governmental shutdowns, also can adversely affect the economy and increase the risk of economic instability or market volatility, which could have adverse consequences on United’s business, financial condition, liquidity and results of operations.

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

United faces a high degree of competition in all of the markets we serve and thus faces strong competition in gathering deposits, making loans and obtaining client assets for management by its investment or trust operations. There is significant competition among commercial banks in our market areas as well as with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, private equity and debt funds, commercial finance and leasing companies, full service brokerage firms, discount brokerage firms, and financial/wealth technology firms. Some of our competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by us. United generally competes on the basis of customer service, responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, the rates of interest paid for funds, and the availability and pricing of trust and brokerage services.

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

United’s earnings, like most financial institutions, are significantly dependent on its net interest income. Net interest income is the difference between the interest income United earns on loans and other assets which earn interest and the interest expense incurred to fund those assets, such as on savings deposits and borrowed money. Therefore, changes in general market interest rates, such as a change in the monetary policy of the Federal Reserve Board or otherwise beyond those which are contemplated by United’s interest rate risk model and policy, could have an effect on net interest income. For more information concerning United’s interest rate risk model and policy, see the discussion in Quantitative and Qualitative Disclosures About Market Risk included in Part II, under Item 7A of this Form 10-K.

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may also result in potential dilution to existing shareholders of our earnings per share if we issue common stock in connection with the acquisition. Furthermore, we may incur substantial costs in pursuing acquisition opportunities, and we cannot guarantee that such acquisition opportunities will be successful or result in the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition. Failure to realize these benefits could have a material adverse effect on our business, financial condition and results of operations. Moreover, there can be no guarantee that post-acquisition intergration efforts will be successful, or that after giving effect to an acquisition, we will achieve financial results comparable to, or better than, our historical performance. In addition, from time to time, bank regulators may restrict the Company from making acquisitions. See “Regulation and Supervision” in Item 1, “Business,” of this Form 10-K for additional detail and further discussion of these matters.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues

Acquisitions by financial institutions, including us, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals involves a comprehensive application review process, and our ability to engage in certain merger or acquisition transactions depends on the bank regulators’ views at the time as to our capital levels, quality of management, and overall condition, in addition to their assessment of a variety of other factors, including our compliance with law. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations and other laws and regulations. In recent years, acquisitions by financial institutions have encountered greater regulatory, governmental and community scrutiny and have taken substantially longer to receive the required regulatory approvals and other required governmental clearances than in the past. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, financial condition and results of operations.

SECURITY OWNERSHIP RISKS

United’s stock price can be volatile.

Stock price volatility may make it more difficult for United shareholders to resell their common stock when they want and at prices they find attractive. United’s stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	Actual or anticipated negative variations in quarterly results of operations;

•	Negative recommendations by securities analysts;

•	Poor operating and stock price performance of other companies that investors deem comparable to United;

•	News reports relating to negative trends, concerns and other issues in the financial services industry or the economy in general;

•	Negative perceptions in the marketplace regarding United and/or its competitors;

•	New technology used, or services offered, by competitors;

•	Adverse changes in interest rates or a lending environment with prolonged low interest rates;

•	Adverse changes in the real estate market;

•	Negative economic news;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Adverse changes in government regulations;

•	Political uncertainty in the United States; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2024, approximately $458.4 million was available for dividend payments from United Bank to United without regulatory approval.

An investment in United common stock is not an insured deposit.

United common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in United common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, someone who acquires United common stock, could lose some or all of their investment.

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

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time, and are difficult to predict. Events that may not have a direct impact on United, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight

Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

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

Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could affect the stability of United’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact United’s employee base, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on United’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Climate change may materially affect United’s business and results of operations.

We may be subject to physical and transition risks from climate change. Both physical and transition risks from climate change may have negative impacts on the financial condition or creditworthiness of our customers and may negatively affect our business and result of operations.

Physical risks refer to the harm arising from acute, climate-related events, such as hurricanes, wildfires, floods, and heatwaves, and chronic shifts in climate, including higher average temperatures, changes in precipitation patterns, sea level rise, and ocean acidification. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of our properties and the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate.

Climate change also exposes us and our customers to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our reputation, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices, including the shifting sentiment against climate and sustainability initiatives, may subject us to different and potentially conflicting requirements and result in higher regulatory, compliance, credit and reputational risks and costs.

We may also be subject to reputational risk and negative public opinion from shareholder concerns about our, actual or perceived, action, or inaction, in response to climate change, our carbon footprint and our business relationships with customers who operate in carbon-intensive industries. Our business, reputation and ability to retract and retain employees may be harmed due to stakeholder views and perceptions of our response to climate change.

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
The CISO is responsible for leading and c
oordinatin
g our daily cybersecurity efforts, including leading a team of qualified individuals with significant relevant experience and certifications. In addition, United’s CISO has served in various roles in Operations, Physical Security, Fraud Investigations, and Information Security for over 24 years with United. The CISO holds a Bachelor of Science in Criminal Justice and has led the Information Security department since 2014. The Information Security and IT Security teams stay up to date on industry best practices, participate in industry threat intelligence feeds, and maintain multiple professional certifications in the areas of privacy and security.
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

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and nineteen (219) full service offices—forty-seven (47) offices located throughout West Virginia, ninety-nine (99) offices in the Shenandoah Valley region, the Northern Neck, the Richmond and Lynchburg metropolitan areas of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-three (43) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-five (25) offices in the Coastal, Midlands, and Upstate regions of South Carolina, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns forty-one (41) of its West Virginia facilities while leasing six (6) of its offices under operating leases. In Virginia, United leases forty-two (42) of its branches under operating leases while owning thirty-eight (38) branches. United owns three (3) branches and leases nine (9) of its branches under operating leases in Maryland. In Washington, DC, United leases all nine (9) of its branch facilities under operating leases. United leases twenty-five (25) of its branch offices in North Carolina under operating leases while owning eighteen (18) branches. In South Carolina, United owns twenty-one (21) of its facilities while leasing under operating leases four (4) branch offices. United owns all four (4) of its Pennsylvania facilities. In Ohio, United owns its one branch. United leases operations centers in the Charleston, West Virginia and Chantilly, Virginia areas and owns two operations centers in the Morgantown, West Virginia area and Washington, North Carolina.

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

Stock

As of January 31, 2025, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 150,560,338 were issued, including 7,348,188 shares held as treasury shares. The outstanding shares are held by approximately 9,265 shareholders of record, as well as 47,319 shareholders in street name as of January 31, 2025. The unissued portion of United’ s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established stock option plans and a stock bonus plan as incentive for certain eligible officers. In addition to the above incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

In October of 2019, United’s Board of Directors approved a stock repurchase plan (the “2019 Plan”) to repurchase up to 4,000,000 shares of the Company’s common stock on the open market at prevailing prices. United repurchased 2,846,989 shares under this plan. On May 11, 2022, the Board of Directors approved a new repurchase plan (the “2022 Plan”) to repurchase up to 4,750,000 shares of United’s common stock on the open market. The 2022 Plan replaced the 2019 Plan. During 2022, United repurchased 378,761 shares under the 2022 Plan. United did not repurchase any shares in 2023 or 2024. As of December 31, 2024, United still has 4,371,239 shares available for repurchase under the 2022 Plan.

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

United’s common stock is traded over the counter on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 20, 2025, the last practicable date, was $36.77.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2024, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2019 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
United Bankshares, Inc.	100.00	88.54	103.02	119.54	115.80	120.69
NASDAQ Bank Index	100.00	92.50	132.19	110.67	106.87	128.85
S&P Mid-Cap Index	100.00	113.65	141.76	123.19	143.38	163.30

Issuer Repurchases

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
10/01 – 10/31/2024	0	$00.00	0	4,371,239
11/01 – 11/30/2024	5	$35.96	0	4,371,239
12/01 – 12/31/2024	0	$00.00	0	4,371,239

Total	5	$35.96

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2024 – no shares were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2024, the following shares were purchased for the deferred compensation plan: November 2024 – 5 shares at an average price of $35.96.

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

DEVELOPMENTS

On January 10, 2025, United consummated its acquisition of Atlanta-based Piedmont Bancorp, Inc. (“Piedmont”). As of January 10, 2025, Piedmont had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million.

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

INTRODUCTION

The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2024 and 2023 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2024, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 (the 2023 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2024.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan and lease losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2024, the allowance for loan and lease losses was $271.84 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan and lease losses, a 10% increase in the allowance for loan and lease losses would have required $27.18 million in additional allowance (funded by additional provision for loan and lease losses), which would have negatively impacted the year of 2024 net income by approximately $21.48 million, after-tax or $0.16 diluted earnings per common share. Management’s evaluation of the adequacy of the allowance for loan and lease losses and the appropriate provision for loan and lease losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan and lease losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan and lease losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan and lease losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

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

At December 31, 2024, approximately 10.22% of total assets, or $3.07 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 97.91% or $3.01 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 2.09% or $64.04 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale. At December 31, 2024, only $20 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving unobservable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note W for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2024 COMPARED TO 2023

United’s total assets as of December 31, 2024 were $30.02 billion, which was an increase of $97.06 million or less than 1% from December 31, 2023. This increase was mainly due to an increase of $693.30 million or 43.36% in cash and cash equivalents, a $314.41 million or 1.47% increase in loans, net of unearned income, and a $10.29 million or 2.11% increase in cash surrender life insurance policies. These increases in assets were mostly offset by a $866.46 million or 21.00% decrease in investment securities, a $11.90 million or 21.15% decrease in loans held for sale, a $9.01 million or 8.08% decrease in interest receivable, and a $6.77 million or 2.45% decrease in other assets. Total liabilities decreased $124.92 million or less than 1% from year-end 2023. Borrowings decreased $1.27 billion or 63.91%, which were partially offset by a $1.14 billion or 5.01% increase in deposits. Shareholders’ equity increased $221.98 million or 4.65%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2024 increased $693.30 million or 43.36% from year-end 2023. In particular, interest-bearing deposits with other banks increased $709.70 million or 52.94% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks decreased $16.50 million or 6.42%. Federal funds sold increased $98 thousand or 8.38%. During the year of 2024, net cash of $445.45 million and $571.49 million were provided by operating and investing activities, respectively, while net cash of $323.64 million was used in financing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2024 decreased $866.46 million or 21.00%. Securities available for sale decreased $826.66 million or 21.83%. This change in securities available for sale reflects $2.06 billion in purchases, $2.93 billion in sales, maturities and calls of securities, and an increase of $40.55 million in market value. The majority of the sales activity was related to asset-backed securities, mortgage-backed securities and state and political subdivision securities. Equity securities were $21.06 million at December 31, 2024, an increase of $12.11 million or 135.42% due mainly to a reclass of an equity security that now has a readily determinable market value. The equity security was previously held in “Other investment securities” on the December 31, 2023 Consolidated Balance Sheets. Other investment securities decreased $51.91 million or 15.76% from year-end 2023, due mainly to a redemption of FHLB stock due to a decline in FHLB borrowings.

The following table summarizes the changes in the available for sale securities since year-end 2023:

(Dollars in thousands)	December 31 2024	December 31 2023	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$484,950	$(239,108)	(49.31%)
State and political subdivisions	495,073	533,831	(38,758)	(7.26%)
Mortgage-backed securities	1,471,828	1,599,850	(128,022)	(8.00%)
Asset-backed securities	474,982	860,638	(385,656)	(44.81%)
Single issue trust preferred securities	11,919	15,141	(3,222)	(21.28%)
Other corporate securities	260,075	291,967	(31,892)	(10.92%)

Total available for sale securities, at fair value	$2,959,719	$3,786,377	$(826,658)	(21.83%)

The following table summarizes the changes in the held to maturity securities since year-end 2023:

(Dollars in thousands)	December 31 2024		December 31 2023		$ Change	% Change
State and political subdivisions	$982	(1)	$983	(2)	$(1)	(0.10%)
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,003		$(1)	(0.10%)

(1)	net of allowance for credit losses of $18 thousand.
(2)	net of allowance for credit losses of $17 thousand.

At December 31, 2024, gross unrealized losses on available for sale securities were $323.94 million. Securities with the most significant gross unrealized losses at December 31, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.

As of December 31, 2024, United’s available for sale mortgage-backed securities had an amortized cost of $1.69 billion, with an estimated fair value of $1.47 billion. The portfolio consisted primarily of $1.23 billion in agency residential mortgage-backed securities with a fair value of $1.06 billion, $88.39 million in non-agency residential mortgage-backed securities with an estimated fair value of $82.12 million, and $372.65 million in commercial agency mortgage-backed securities with an estimated fair value of $329.99 million.

As of December 31, 2024, United’s available for sale state and political subdivisions securities had an amortized cost of $574.58 million, with an estimated fair value of $495.07 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of December 31, 2024.

As of December 31, 2024, United’s available for sale corporate securities had an amortized cost of $771.81 million, with an estimated fair value of $746.98 million. The portfolio consisted of $13.30 million in single issue trust preferred securities with an estimated fair value of $11.92 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $476.86 million and a fair value of $474.98 million and other corporate securities, with an amortized cost of $281.65 million and a fair value of $260.08 million.

United’s available for sale single issue trust preferred securities had a fair value of $11.92 million as of December 31, 2024. Of the $11.92 million, $7.32 million, or 61.44%, were investment grade and $4.60 million, or 38.56%, were unrated. The portfolio consists of two exposures, with Truist Bank at $7.32 million and Emigrant Bank at $4.60 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During 2024, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of December 31, 2024 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2024, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes. During 2024, United sold approximately $470 million of available for sale securities at a loss of $16.30 million.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $44.36 million at December 31, 2024, a decrease of $11.90 million or 21.15% from year-end 2023. Loan sales in the secondary market exceeded originations during the year of 2024. Loan originations for the year of 2024 were $645.94 million while loans sales were $657.84 million.

Portfolio Loans

Loans, net of unearned income, increased $314.41 million or 1.47%. Since year-end 2023, commercial, financial and agricultural loans decreased $8.01 million or less than 1% as a result of a $213.07 million or 2.56% increase in commercial real estate loans, which was mostly offset by a $221.08 million or 6.19% decrease in commercial loans (not secured by real estate). Residential real estate loans increased $236.15 million or 4.48% and construction and land development loans increased $360.79 million or 11.46%. Consumer loans decreased $281.62 million or 26.45% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2023:

(Dollars in thousands)	December 31 2024	December 31 2023	$ Change	% Change
Loans held for sale	$44,360	$56,261	$(11,901)	(21.15%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,590,002	$1,598,231	$(8,229)	(0.51%)
Nonowner-occupied commercial real estate	6,939,641	6,718,343	221,298	3.29%
Other commercial loans	3,351,362	3,572,440	(221,078)	(6.19%)

Total commercial, financial, and agricultural	$11,881,005	$11,889,014	$(8,009)	(0.07%)
Residential real estate	5,507,384	5,271,236	236,148	4.48%
Construction & land development	3,509,034	3,148,245	360,789	11.46%
Consumer:
Bankcard	9,998	9,962	36	0.36%
Other consumer	773,077	1,054,728	(281,651)	(26.70%)

Total gross loans	$21,680,498	$21,373,185	$307,313	1.44%
Less: Unearned income	(7,005)	(14,101)	7,096	(50.32%)

Total Loans, net of unearned income	$21,673,493	$21,359,084	$314,409	1.47%

The following table shows the amount of loans acquired and outstanding by major loan classes as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,065,162	$524,839	$1,590,002	$999,471	$598,760	$1,598,231
Nonowner-occupied commercial real estate	5,562,050	1,377,591	6,939,641	5,096,074	1,622,269	6,718,343
Other commercial loans	3,192,036	159,326	3,351,362	3,144,321	428,119	3,572,440

Total commercial, financial, and agricultural	$9,819,249	$2,061,756	$11,881,005	$9,239,866	$2,649,148	$11,889,014
Residential real estate	5,062,380	445,004	5,507,384	4,731,392	539,844	5,271,236
Construction & land development	3,401,820	107,214	3,509,034	2,998,152	150,093	3,148,245
Consumer:
Bankcard	9,998	0	9,998	9,962	0	9,962
Other consumer	769,110	3,967	773,077	1,048,428	6,299	1,054,728

Total Loans and leases	$19,062,556	$2,617,942	$21,680,498	$18,027,801	$3,345,384	$21,373,185

The following table shows the maturity of loans and leases, outstanding as of December 31, 2024:

(In thousands)	Less Than One Year	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$136,831	$821,093	$604,021	$28,057	$1,590,002
Nonowner-occupied commercial real estate	1,750,373	3,934,896	1,157,774	96,598	6,939,641
Other commercial loans	846,283	1,743,240	664,003	97,836	3,351,362

Total commercial, financial, and agricultural	$2,733,487	$6,499,229	$2,425,798	$222,491	$11,881,005
Residential real estate	148,643	617,863	516,824	4,224,054	5,507,384
Construction & land development	1,143,312	2,197,352	94,071	74,299	3,509,034
Consumer:
Bankcard	1,106	8,662	230	0	9,998
Other consumer	20,137	615,907	136,055	978	773,077

Total Loans and leases	$4,046,685	$9,939,013	$3,172,978	$4,521,822	$21,680,498

At December 31, 2024, for loans and leases due after one year, interest rate information is as follows:

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Outstanding with fixed interest rates	$660,969	$231,632	$7,739	$900,340
Outstanding with adjustable interest rates	160,124	372,389	20,318	552,831

Total owner-occupied	821,093	604,021	28,057	1,453,171
Nonowner-occupied commercial real estate
Outstanding with fixed interest rates	$3,133,577	$501,169	$15,429	$3,650,175
Outstanding with adjustable interest rates	801,319	656,605	81,169	1,539,093

Total non-owner occupied	3,934,896	1,157,774	96,598	5,189,268
Other commercial loans
Outstanding with fixed interest rates	$1,194,198	$439,166	$65,060	$1,698,424
Outstanding with adjustable interest rates	549,042	224,837	32,776	806,655

Total other commercial	1,743,240	664,003	97,836	2,505,079
Residential real estate
Outstanding with fixed interest rates	$376,887	$202,761	$2,117,865	$2,697,513
Outstanding with adjustable interest rates	240,976	314,063	2,106,189	2,661,228

Total residential real estate	617,863	516,824	4,224,054	5,358,741
Construction
Outstanding with fixed interest rates	$459,839	$18,611	$64,479	$542,929
Outstanding with adjustable interest rates	1,737,513	75,460	9,820	1,822,793

Total construction	2,197,352	94,071	74,299	2,365,722
Consumer:
Bankcard
Outstanding with fixed interest rates	$780	$0	$0	$780
Outstanding with adjustable interest rates	7,882	230	0	8,112

Total bankcard	8,662	230	0	8,892
Other consumer
Outstanding with fixed interest rates	$615,729	$136,049	$978	$752,756
Outstanding with adjustable interest rates	178	6	0	184

Total other consumer	615,907	136,055	978	752,940
Total outstanding with fixed interest rates	$6,441,979	$1,529,388	$2,271,550	$10,242,917

Total outstanding with adjustable rates	$3,497,034	$1,643,590	$2,250,272	$7,390,896

Total	$9,939,013	$3,172,978	$4,521,822	$17,633,813

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Other Assets

Other assets decreased $6.77 million or 2.45% from year-end 2023. Deferred tax assets decreased $3.43 million due to an increase in the fair value and sales of AFS securities, dealer reserve decreased $7.82 million due to a decrease in indirect automobile financing, accounts receivable decreased $4.56 million due to timing differences, core deposit intangibles decreased $3.64 million due to amortization, and OREO properties decreased $2.29 million due to sales of consumer OREO properties. Partially offsetting these decreases in other assets was a $14.65 million increase in the pension asset.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2024 increased $1.14 billion or 5.01%. In terms of composition, noninterest-bearing deposits decreased $13.67 million or less than 1% while interest-bearing deposits increased $1.16 billion or 6.94% from December 31, 2023.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $13.67 million decrease in noninterest-bearing deposits was due mainly to a $37.19 million decrease in commercial noninterest-bearing deposits and a $57.56 million decrease in in-process items. Partially offsetting these decreases in noninterest-bearing deposits were increases of $26.27 million and $19.92 million in personal and public noninterest-bearing deposits, respectively, and an increase of $30.11 million in official checks.

Interest-bearing deposits consist of interest-bearing transaction, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $288.79 million or 5.11% since year-end 2023. In particular, commercial interest-bearing transaction accounts increased $414.86 million and public interest-bearing transaction accounts increased $6.03 million while personal interest-bearing transaction accounts decreased $132.10 million. Regular savings accounts decreased $94.96 million or 7.06% mainly as a result of a $77.10 million decrease in personal savings accounts and a $19.91 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $707.44 million or 11.14%. In particular, commercial MMDAs increased $511.19 million while personal MMDAs and public funds MMDAs increased $162.06 million and $34.20 million, respectively.

Time deposits under $100,000 increased $106.37 million or 9.98% from year-end 2023. This increase in time deposits under $100,000 was the result of a $119.22 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000. Partially offsetting this increase in deposits under $100,000 was a $5.69 million decrease in CDs under $100,000 obtained through the use of deposit listing services.

Since year-end 2023, time deposits over $100,000 increased $148.57 million or 6.57% as fixed rate CDs increased $375.07 million and public funds CDs increased $45.68 million. Partially offsetting these increases in time deposits over $100,000, was a decrease of $272.13 million in brokered CDs.

The table below summarizes the changes by deposit category since year-end 2023:

(Dollars in thousands)	December 31 2024	December 31 2023	$ Change	% Change
Demand deposits	$6,135,413	$6,149,080	$(13,667)	(0.22%)
Interest-bearing checking	5,936,925	5,648,135	288,790	5.11%
Regular savings	1,250,295	1,345,258	(94,963)	(7.06%)
Money market accounts	7,056,897	6,349,453	707,444	11.14%
Time deposits under $100,000	1,172,462	1,066,092	106,370	9.98%
Time deposits over $100,000 (1)	2,409,867	2,261,301	148,566	6.57%

Total deposits	$23,961,859	$22,819,319	$1,142,540	5.01%

(1)	Includes time deposits of $250,000 or more of $1,115,748 and $842,118 at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2025	$3,340,089
2026	164,024
2027	50,164
2028	17,630
2029 and thereafter	10,422

TOTAL	$3,582,329

Maturities of estimated uninsured time deposits of $100,000 or more outstanding at December 31, 2024 are summarized as follows:

(Dollars in thousands)	3 months or less	Over 3 through 6 months	Over 6 through 12 months	Over 12 months
Time deposits in amounts in excess of the FDIC Insurance limit	$204,601	$210,774	$134,878	$19,499

The amounts of uninsured time deposits of $100,000 or more outstanding at December 31, 2024 are based on estimates using the same methodologies and assumptions used for regulatory reporting requirements.

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2024			2023			2022
	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate	Amount (1)	Interest Expense	Rate
	(Dollars in thousands)
Noninterest-bearing	$5,994,009	$0	0.00%	$6,475,051	$0	0.00%	$7,580,624	$0	0.00%
Interest-bearing transaction and money market	12,465,140	397,968	3.19%	11,397,302	299,306	2.63%	11,540,192	67,240	0.58%
Regular savings	1,313,047	2,833	0.22%	1,520,201	3,128	0.21%	1,744,841	2,427	0.14%
Time deposits	3,393,099	139,004	4.10%	2,865,258	88,660	3.09%	2,181,353	10,570	0.48%

TOTAL	$23,165,295	$539,805	2.33%	$22,257,812	$391,094	1.76%	$23,047,010	$80,237	0.35%

More information relating to deposits is presented in Note K, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2024 decreased $1.27 billion or 63.91% since year-end 2023. During the year of 2024, short-term borrowings decreased $20.01 million or 10.20% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $1.25 billion or 69.79% from year-end 2023 due to maturities of advances obtained from the FHLB during the year of 2024.

The table below summarizes the change in the borrowing categories since year-end 2023:

(Dollars in thousands)	December 31 2024	December 31 2023	$ Change	% Change
Short-term securities sold under agreements to repurchase	$176,090	$196,095	$(20,005)	(10.20%)
Long-term FHLB advances	260,199	1,510,487	(1,250,288)	(82.77%)
Issuances of trust preferred capital securities	280,221	278,616	1,605	0.58%

Total borrowings	$716,510	$1,985,198	$(1,268,688)	(63.91%)

For a further discussion of borrowings see Notes L and M, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2024 increased $17.14 million or 8.04% from year-end 2023. In particular, other accrued expenses increased $10.96 million due to the accrual associated with housing tax credits, incentives payable increased $2.93 million due to timing differences, deferred compensation increased $3.20 million, and business franchise taxes increased $1.26 million due to timing differences. Partially offsetting these increases in accrued expenses and other liabilities was a $1.12 million decrease in accrued loan expenses and a $5.24 million decrease in other miscellaneous liabilities.

Shareholders’ Equity

Shareholders’ equity at December 31, 2024 was $4.99 billion, which was an increase of $221.98 million or 4.65% from year-end 2023.

Retained earnings increased $172.11 million or 9.86% from year-end 2023. Earnings net of dividends for the year of 2024 were $172.11 million.

Accumulated other comprehensive income increased $35.78 million or 13.78% from year-end 2023 due to an increase of $30.85 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the after-tax amortization of the pension net actuarial loss was $9.40 million while the after-tax accretion of pension costs was $1.78 million for the year of 2024. Partially offsetting these increases was a decrease of $6.25 million in the fair value of cash flow hedges, net of deferred income taxes.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Year Ended
Dollars in thousands except per share amounts)	2024	2023	2022
Interest income	$1,502,121	$1,401,320	$1,001,990
Interest expense	591,053	481,396	105,559

Net interest income	911,068	919,924	896,431
Provision for credit losses	25,153	31,153	18,822
Noninterest income	123,695	135,258	153,261
Noninterest expense	545,031	560,224	555,087

Income before income taxes	464,579	463,805	475,783
Income taxes	91,583	97,492	96,156

Net income	$372,996	$366,313	$379,627

PER COMMON SHARE:
Net income:
Basic	$2.76	$2.72	$2.81
Diluted	2.75	2.71	2.80

Net income for the year 2024 was $373.00 million or $2.75 per diluted share, an increase of $6.68 million or 1.82% from $366.31 million or $2.71 per diluted share for the year of 2023. Higher net income for the year 2024 compared to the year of 2023 was primarily driven by lower noninterest expense, provision for credit losses and income tax expense partially offset by lower net interest income and lower noninterest income.

As previously mentioned, on January 10, 2025, United announced the consummation of its merger with Piedmont. Expenses of $2.87 million related to the Piedmont acquisition were recorded in the year of 2024. During the year of 2024, United sold approximately $470 million of AFS investment securities at a loss of $16.30 million. Additionally, United recognized a net gain of $7.09 million on the sale of its remaining mortgage rights (“MSRs”) associated with a loan portfolio of $1.12 billion, a gain of $6.85 million on a VISA share exchange and $1.72 million gain on the fair value of an equity security.

United’s return on average assets for the year of 2024 was 1.26% and the return on average shareholders’ equity was 7.61% as compared to 1.25% and 7.87% for the year of 2023. For the year of 2024, United’s return on average tangible equity, a non-GAAP measure, was 12.43%, as compared to 13.33% for the year of 2023.

	Year Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$372,996	$366,313
Average Total Shareholders’ Equity (GAAP)	4,901,069	4,654,103
Less: Average Total Intangibles	(1,899,704)	(1,905,390)

(b) Average Tangible Equity (non-GAAP)	$3,001,365	$2,748,713
Return on Tangible Equity (non-GAAP) [(a) / (b)]	12.43%	13.33%

Net interest income for the year of 2024 was $911.07 million which was relatively flat from the prior year, decreasing $8.86 million or less than 1%. The slight decrease of $8.86 million in net interest income occurred because total interest income increased $100.80 million while total interest expense increased $109.66 million from the year of 2023. Generally, interest income increased in 2024 due to the impact of rising market interest rates on earning assets, loan growth and a change in the asset mix to higher earning assets while interest expense increased mainly due to higher funding costs as a result of the rising market interest rates on higher interest-bearing balances.

The provision for credit losses was $25.15 million for the year 2024 as compared to $31.15 million for the year 2023. Noninterest income was $123.70 million for the year of 2024, which was a decrease of $11.56 million or 8.55% from the year of 2023. Noninterest expense for the year of 2024 was $545.03 million, which was a decrease of $15.19 million from the year of 2023.

Income taxes for the year of 2024 were $91.58 million as compared to $97.49 million for the year of 2023. United’s effective tax rate was approximately 19.7% and 21.0% for years ended December 31, 2024 and 2023, respectively, as compared to 20.2% for 2022.

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

Net interest income for the year of 2024 was $911.07 million which was relatively flat from the year of 2023, decreasing $8.86 million or less than 1%. The $8.86 million decrease in net interest income occurred because total interest income increased $100.80 million while total interest expense increased $109.66 million from the year of 2023. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2024 decreased $9.51 million, or 1.04%, from the year of 2023. The decrease in tax-equivalent net interest income was primarily due to higher interest expense driven by deposit rate repricing, an increase in average interest-bearing deposits, and a decrease in acquired loan accretion income. These decreases were partially offset by a higher yield on average net loans, loan growth, and a decrease in average long-term borrowings. The cost on average interest-bearing deposits increased 66 basis points from the year of 2023. Average interest-bearing deposits increased $1.39 billion from the year of 2023. Acquired loan accretion income for year of 2024 of $9.26 million was a decrease of $2.28 million from the year of 2023. The yield on average earning assets increased 33 basis points from the year of 2023 to 5.74% driven by an increase in the yield on average net loans of 28 basis points. Average net loans increased $683.67 million from the year of 2023. Average long-term borrowings decreased $906.10 million from the year of 2023. Additionally, average investment securities decreased $790.73 million, or 17.89%, from the year of 2023 while the yield on average investment securities increased 25 basis points from the year of 2023. The net interest margin for the year of 2024 and 2023 was 3.49% and 3.56%, respectively.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2024, 2023 and 2022.

	Year Ended
(Dollars in thousands)	December 31 2024	December 31 2023	December 31 2022
Loan accretion	$9,264	$11,548	$18,315
Certificates of deposit	320	1,119	2,765
Long-term borrowings	(1,318)	(1,353)	(262)

Total	$8,266	$11,314	$20,818

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2024, 2023 and 2022.

	Year Ended
(Dollars in thousands)	December 31 2024	December 31 2023	December 31 2022
Net interest income (GAAP)	$911,068	$919,924	$896,431
Tax-equivalent adjustment (non-GAAP) (1)	3,362	4,014	4,467

Tax-equivalent net interest income (non-GAAP)	$914,430	$923,938	$900,898

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2024, 2023, and 2022. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2024, 2023, and 2022 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the years ended December 31, 2024, 2023, and 2022. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$1,253,832	$66,207	5.28%	$900,077	$47,069	5.23%	$1,597,108	$22,950	1.44%
Investment Securities:
Taxable	3,424,113	128,731	3.76%	4,125,467	144,420	3.50%	4,532,713	105,780	2.33%
Tax-exempt	205,427	5,796	2.82%	294,802	8,411	2.85%	410,037	10,983	2.68%

Total Securities	3,629,540	134,527	3.71%	4,420,269	152,831	3.46%	4,942,750	116,763	2.36%
Loans and leases, net of unearned income (2)	21,612,707	1,304,749	6.04%	20,909,248	1,205,434	5.77%	19,389,485	866,744	4.47%
Allowance for credit losses	(265,171)			(245,386)			(216,104)

Net loans and leases	21,347,536		6.11%	20,663,862		5.83%	19,173,381		4.52%

Total earning assets	26,230,908	$1,505,483	5.74%	25,984,208	$1,405,334	5.41%	25,713,239	$1,006,457	3.91%

Other assets	3,349,451			3,311,450			3,360,609

TOTAL ASSETS	$29,580,359			$29,295,658			$29,073,848

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits (3)	$17,171,286	$539,805	3.14%	$15,782,761	$391,094	2.48%	$15,466,386	$80,237	0.52%
Short-term borrowings	195,406	7,966	4.08%	182,936	6,449	3.53%	140,773	1,785	1.27%
Long- term borrowings	1,017,823	43,282	4.25%	1,923,924	83,853	4.36%	1,014,655	23,537	2.32%

Total Interest-Bearing Funds	18,384,515	591,053	3.21%	17,889,621	481,396	2.69%	16,621,814	105,559	0.64%

Noninterest-bearing deposits (3)	5,994,009			6,475,051			7,580,624
Accrued expenses and other liabilities	300,766			276,883			269,970

TOTAL LIABILITIES	24,679,290			24,641,555			24,472,408
SHAREHOLDERS’ EQUITY	4,901,069			4,654,103			4,601,440

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,580,359			$29,295,658			$29,073,848

NET INTEREST INCOME		$914,430			$923,938			$900,898

INTEREST SPREAD			2.53%			2.72%			3.27%

NET INTEREST MARGIN			3.49%			3.56%			3.50%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2024, 2023 and 2022.

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

	2024 Compared to 2023				2023 Compared to 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$18,501	$450	$187	$19,138	$(10,037)	$60,530	$(26,374)	$24,119
Investment securities:
Taxable	(24,547)	10,726	(1,868)	(15,689)	(9,489)	53,033	(4,904)	38,640
Tax-exempt (1)	(2,547)	(88)	20	(2,615)	(3,088)	697	(181)	(2,572)
Loans (1),(2)	39,858	57,859	1,598	99,315	67,370	251,171	20,149	338,690

TOTAL INTEREST INCOME	31,265	68,947	(63)	100,149	44,756	365,431	(11,310)	398,877

Interest expense:
Interest-bearing deposits	$34,435	$104,166	$10,110	$148,711	$1,645	$303,141	$6,071	$310,857
Short-term borrowings	440	1,006	71	1,517	535	3,181	948	4,664
Long-term borrowings	(39,506)	(2,116)	1,051	(40,571)	21,095	20,699	18,522	60,316

TOTAL INTEREST EXPENSE	(4,631)	103,056	11,232	109,657	23,275	327,021	25,541	375,837

NET INTEREST INCOME	$35,896	$(34,109)	$(11,295)	$(9,508)	$21,481	$38,410	$(36,851)	$23,040

(1)

Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for 2024, 2023 and 2022.

(2)	Nonaccruing loans and loans held for sale are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s provision for credit losses was $25.15 million for the year of 2024 while the provision for credit losses was $31.15 million for the year of 2023. United’s provision for credit losses relates to its portfolio of loans and leases and held to maturity securities which are discussed in more detail in the following paragraphs.

The provision for loan and lease losses for the year of 2024 was $25.15 million as compared to $31.15 million for the year of 2023. The lower amount of provision expense for the year of 2024 compared to the year of 2023 was mainly due to less severe reasonable and supportable forecast assumptions regarding future economic expectations in 2024 as compared to 2023. Net charge-offs for the year of 2024 were $12.55 million as compared to $6.66 million for the year of 2023. The higher amount of net charge-offs for the year of 2024 as compared to the year of 2023 was primarily due to increased charge-offs within the commercial real estate nonowner-occupied and consumer loan portfolios. Net charge-offs as a percentage of average loans and leases were 0.06% and 0.03% for the year of 2024 and 2023, respectively.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at December 31, 2024 and December 31, 2023:

(In thousands)	December 31 2024	December 31 2023
Nonaccrual loans	$56,460	$30,919
Loans past due 90 days of more	16,940	14,579

Total nonperforming loans	$73,400	$45,498
Other real estate owned	327	2,615

Total nonperforming assets	$73,727	$48,113

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2024, the allowance for credit losses was $306.76 million as compared to $303.94 million at December 31, 2023.

At December 31, 2024, the allowance for loan and lease losses was $271.84 million as compared to $259.24 million at December 31, 2023. The increase in the allowance for loan and lease losses was primarily driven by increased outstanding loan balances for the real estate construction and development and residential real estate portfolios as well as increased reasonable and supportable forecast adjustments for the commercial real estate nonowner-occupied office portfolio. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.25% at December 31, 2024 and 1.21% at December 31, 2023. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 370.36% and 569.78% at December 31, 2024 and December 31, 2023, respectively. The decrease in this ratio was due to a larger increase in nonperforming loans than the allowance for loan losses.

The following table summarizes United’s credit loss experience for loan and leases losses, based on loan categories, for the year of 2024 and 2023:

(Dollars in thousands)	2024	2023
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Loans & leases charged off	$116	$855
Recoveries	1,183	187

Net loans & leases charged off (recovered)	$(1,067)	$668
Average gross loans & leases outstanding	1,580,499	1,687,029
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.07%)	0.04%
Nonowner-occupied commercial real estate
Loans & leases charged off	$2,581	$24
Recoveries	200	1,233

Net loans & leases (recovered) charged off	$2,381	$(1,209)
Average gross loans & leases outstanding	6,947,311	6,472,608
Net charge-offs (recoveries) as a percentage of average gross loans & leases outstanding	0.03%	(0.02%)
Other Commercial
Loans & leases charged off	$3,589	$2,007
Recoveries	1,650	1,729

Net loans & leases charged off (recovered)	$1,939	$278
Average gross loans & leases outstanding	3,483,589	3,568,986
Net charge-offs as a percentage of average gross loans & leases outstanding	0.06%	0.01%
Residential Real Estate
Loans & leases charged off	$481	$785

(Dollars in thousands)	2024	2023
Recoveries	495	697

Net loans & leases charged off	$(14)	$88
Average gross loans & leases outstanding	5,384,411	4,894,091
Net charge-offs as a percentage of average gross loans & leases outstanding	0.00%	0.00%
Construction
Loans & leases charged off	$29	$14
Recoveries	319	80

Net loans & leases recovered	$(290)	$(66)
Average gross loans & leases outstanding	3,260,085	3,025,815
Net (recoveries) charge-offs as a percentage of average gross loans & leases outstanding	(0.01%)	0.00%
Consumer:
Bankcard
Loans & leases charged off	$431	$263
Recoveries	19	28

Net loans & leases charged off	$412	$235
Average gross loans & leases outstanding	9,696	9,290
Net charge-offs as a percentage of average gross loans & leases outstanding	4.25%	2.53%
Other consumer
Loans & leases charged off	$10,303	$7,356
Recoveries	1,119	687

Net loans & leases charged off	$9,184	$6,669
Average gross loans & leases outstanding	908,570	1,211,568
Net charge-offs as a percentage of average gross loans & leases outstanding	1.01%	0.55%
Total
Loans & leases charged off	$17,530	$11,304
Recoveries	4,985	4,641

Net loans & leases charged off	$12,545	$6,663
Average gross loans & leases outstanding	21,574,161	20,869,387
Net charge-offs as a percentage of average gross loans & leases outstanding	0.06%	0.03%
Nonaccrual loans & leases	$56,460	$30,919
Allowance for loan & lease losses	271,844	259,237
Loans & leases (net of unearned income)	21,673,493	21,359,084
Allowance for loan & lease losses as a percentage of loans (net of unearned income)	1.25%	1.21%
Nonaccrual loans as a percentage of loans & leases (net of unearned income)	0.26%	0.14%
Allowance for loan & lease losses as a percentage of nonaccrual loans & leases	481.48%	838.45%

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

The year of 2024 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

➢

The forecast for real GDP shifted slightly in the fourth quarter, from a projection of 2.00% for 2025 as of mid-September 2024 to 2.10% for 2025 as of mid-December with a projection of 2.00% for 2026. The unemployment rate forecast also shifted slightly in the fourth quarter from a projection of 4.40% for 2025 as of mid-September 2024 to 4.30% for 2025 as of mid-December with a projection of 4.30% for 2026.

➢	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

The following table presents the allocation of United’s allowance for credit losses for the years ended December 31:

	2024	2023

	(in thousands)
Commercial, financial & agricultural:
Owner-occupied commercial real estate	$11,852	$11,895
Nonowner-occupied commercial real estate	74,522	57,935
Other commercial	65,105	75,007

Total commercial, financial & agricultural	151,479	144,837
Residential real estate	46,373	41,167
Construction & land development	63,621	59,913
Consumer:
Bankcard	891	810
Other consumer	9,480	12,510

Allowance for loan losses	$271,844	$259,237
Reserve for lending-related commitments	34,911	44,706

Allowance for credit losses	$306,755	$303,943

The following is a summary of loans and leases outstanding as a percent of gross loans at December 31:

	2024	2023
Commercial, financial & agricultural:
Owner-occupied commercial real estate	7.33%	7.48%
Nonowner-occupied commercial real estate	32.01%	31.43%
Other commercial	15.46%	16.72%

Total commercial, financial & agricultural	54.80%	55.63%
Residential real estate	25.40%	24.66%
Construction & land development	16.19%	14.73%
Consumer:
Bankcard	0.05%	0.05%
Other consumer	3.56%	4.93%

Total	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2024 produced increased reserves in three of the four loan categories as compared to December 31, 2023. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $6.64 million due to increased reasonable and supportable forecast adjustments particularly as it pertains to office loans. The balance of office loans at December 31, 2024 totaled approximately $950 million or 13.7% of nonowner-occupied commercial real estate loans or 4.4% of loans and leases, net of unearned income. The top forty office loans make up approximately 68% of the balance of nonowner-occupied commercial real estate office loans. The weighted average loan-to-value (“LTV”) based on current loan balances and appraised values at origination date for the top forty office loans was approximately 56% at December 31, 2024. The weighted average LTV at origination date for the top forty office loans was approximately 63%. United has been disciplined in its approach to underwriting office loans with a stringent underwriting process focusing on the underlying tenants, lease terms, sponsor support, location, property class and amenities. The residential real estate segment reserve increased $5.21 million due primarily to increased outstanding balances. The real estate construction and development loan segment reserve increased $3.71 million due to increased outstanding balances. The consumer loan segment reserve decreased $2.95 million primarily due to a decrease in outstanding balances.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $11.21 million at December 31, 2024 and $13.15 million at December 31, 2023. In comparison to the prior year-end, this element of the allowance decreased $1.94 million due to liquidation of collateral securing a commercial relationship which has reduced the balance outstanding for the relationship as well as the loss potential requiring individually assessed reserves.

Management believes that the allowance for credit losses of $306.75 million at December 31, 2024 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the year of 2024 and 2023 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of December 31, 2024 as compared to $17 thousand as of December 31, 2023. There was no provision for credit losses recorded on available for sale investment securities for the year of 2024 and 2023 and no allowance for credit losses on available for sale investment securities as of December 31, 2024 and 2023.

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

Noninterest income for the year of 2024 was $123.70 million, which was a decrease of $11.56 million or 8.55% from the year of 2023. This decrease was driven by decreases in mortgage loan servicing income and mortgage banking income partially offset by an increase in fees from brokerage services and higher income from bank-owned life insurance.

For the year of 2024, net losses on investment securities were $7.72 million as compared to net losses on investment securities of $7.65 million for the year of 2023. The net losses in 2024 were mainly due a loss of $16.30 million during the year of 2024 as United sold approximately $470 million of AFS investment securities. Additionally, during the year of 2024, United recognized a $6.85 million gain on the VISA share exchange and a $1.72 million change in fair value gain on an equity security. In the year of 2023, United sold approximately $187 million of AFS investment securities resulting in a net loss of $7.24 million. United did not recognize any impairment on investment securities for the year of 2024 and 2023.

Income from mortgage banking activities totaled $16.06 million for the year of 2024 compared to $26.59 million for the year of 2023. The decrease of $10.54 million or 39.62% for the year of 2024 was primarily due mainly to lower mortgage loan production. Mortgage loan sales were $657.84 million in the year of 2024 as compared to $861.52 million in the year of 2023. Mortgage loans originated for sale were $645.94 million for the year of 2024 as compared to $860.90 million for the year of 2023.

Mortgage loan servicing income for the year of 2024 decreased $4.79 million or 34.83% from the year of 2023. The year of 2024 included the $7.09 million net gain on the sale of MSRs while the year of 2023 included net gains on the sale of MSRs of $8.31 million. In addition, mortgage loan servicing income declined in the year of 2024 due to lower mortgage balances serviced since the sale of the MSRs in 2023 and 2024.

Fees from brokerage services for the year of 2024 increased $3.37 million or 19.90%, from the year of 2023. The increase was primarily due to higher volume.

Fees from trust services for the year of 2024 were $19.45 million, an increase of $1.13 million or 6.18% from the year of 2023 due to an increase in managed assets.

Income from bank-owned life insurance (“BOLI”) for the year of 2024 increased $2.90 million or 34.75% from the year of 2023. This increase was due mainly to an increase in the cash surrender value of insurance policies as well as death proceeds of $1.39 million recognized in 2024. Death benefits were $571 thousand for the year of 2023.

Other income for the year of 2024 decreased $3.34 million or 30.16% from the year of 2023. Included in the year of 2023 was a gain of $2.66 million from the payoff of a fixed rate commercial loan that had an associated interest rate swap.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2024 was $545.03 million, which was a decrease of $15.19 million or 2.71% from the year of 2023 driven by decreases in FDIC insurance expense, mortgage loan servicing expense and impairment, OREO expense and other noninterest expense. Partially offsetting these decreases were increases in employee benefits expense and employee compensation expense.

OREO expense for the year of 2024 decreased $779 thousand or 57.49% from the year of 2023 due mainly to fewer declines in the fair value of OREO properties.

Mortgage loan servicing expense and impairment for the year of 2024 decreased $2.90 million or 51.86% from the year of 2023. The decrease was due primarily to a lower amount of mortgage loans serviced as a result of the sale of MSRs in 2024 and 2023.

FDIC expense for the year of 2024 decreased $10.64 million or 35.03% from the year of 2023. The decrease in FDIC insurance expense was driven by $11.99 million of expense recognized in 2023 as compared to $1.51 million of expense recognized in 2024 for a FDIC special assessment levied on banking organizations to recover losses to the Deposit Insurance Fund.

Employee compensation for the year of 2024 increased $3.81 million or 1.65% from the year of 2023. The increase in employee compensation was driven by higher employee incentives, base salaries and employee severance related to the consolidation of the mortgage delivery channels. Partially offsetting these increases was a decrease in commissions related to lower mortgage banking production.

Employee benefits expense for the year of 2024 increased $5.25 million or 10.86% as compared to the year of 2023. For the year of 2024, postretirement expense, which includes expense associated with United’s pension plan, non-qualified deferred compensation plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), increased $5.58 million from the year of 2023. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note P, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $599 thousand and decrease by approximately $578 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by approximately $2.13 million and increase by approximately $2.58 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by and increase by approximately $1.69 million and $1.71 million, respectively.

Other expense for the year of 2024 decreased $10.08 million or 7.41% from the year of 2023. Within other expenses, the most significant decrease was $8.31 million in the expense for the reserve for unfunded loan commitments. In addition, amortization of intangibles declined $1.48 million, consulting and legal expense decreased $1.27 million and advertising expense decreased $994 thousand. Partially offsetting these decreases were increases in the merger expenses of $2.87 million as well as higher amounts of certain other general operating expenses.

Income Taxes

For the year ended December 31, 2024, income taxes were $91.58 million, compared to $97.49 million for 2023, a decrease of $5.91 million or 6.06%. This decrease was primarily due to the impact of discrete tax benefits recognized in the second quarter of 2024. United’s effective tax rate was approximately 19.7% and 21.0% for years ended December 31, 2024 and 2023, respectively. For further details related to income taxes, see Note O, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2024 was $86.81 million as compared to earnings of $98.31 million for the first quarter of 2023. Earnings for the first quarter of 2024, as compared to the first quarter of 2023, decreased primarily due to lower net interest income as a result of the impact of higher market interest rates on interest-bearing liabilities. Diluted earnings per share were $0.64 for the first quarter of 2024 and $0.73 for the first quarter of 2023. Net interest income for the first quarter of 2024 decreased $11.83 million, or 5.05%, to $222.49 million from net interest income of $234.32 million for the first three months of 2023. The decrease of $11.83 million in net interest income occurred because total interest income increased $39.88 million while total interest expense increased $51.71 million from the first quarter of 2023. The provision for credit losses was $5.74 million for the first quarter of 2024 as compared to a provision for credit losses of $6.89 million for the first quarter of 2023. The decrease in the provision for credit losses was mainly due to a change in qualitative factors and the impact of reasonable and supportable forecasts of future macroeconomic conditions. Noninterest income was $32.21 million for the first three months of 2024, a decrease of $532 thousand or 1.62% from the first three months of 2023 due mainly to a decrease in mortgage loan servicing income of $1.49 million partially offset by increased fees of $1.07 million from brokerage services. Noninterest expense for the first quarter of 2024 was $140.74 million, an increase of $3.32 million or 2.42% from the first quarter of 2023 primarily due to increases in employee compensation and FDIC insurance expense partially offset by a decrease in other noninterest expense. Income taxes decreased $3.04 million or 12.45% for the first three months of 2024 as compared to the first three months of 2023 primarily due to decreased earnings and a slightly lower effective tax rate. United’s effective tax rate was 19.8% and 19.9% for the first quarter of 2024 and 2023, respectively.

Net income for the second quarter of 2024 was $96.51 million, as compared to earnings of $92.46 million for the second quarter of 2023. Earnings for the second quarter of 2024 as compared to the second quarter of 2023 increased primarily due to lower provision for credit losses and income tax expense. Diluted earnings per share were $0.71 for the second quarter of 2024 and $0.68 for the second quarter of 2023. As previously mentioned, United announced during the second quarter of 2024 that it entered into a definitive merger agreement with Piedmont. Expenses of $1.27 million related to the announced Piedmont acquisition were recorded in the second quarter of 2024. United also recognized a $6.87 million gain on a VISA share exchange during the second quarter of 2024, of which $4.65 million was realized through the sale of eligible shares and the remainder of which related to shares held at fair value at quarter-end. Additionally, during the second quarter of 2024, United sold $102.72 million of AFS investment securities at a loss of $6.81 million. The first quarter of 2024 included $1.81 million of noninterest expense related to the FDIC’s revised loss estimates to the Deposit Insurance Fund. For the second quarter of 2024, United’s annualized return on average assets was 1.32% and return on average shareholders’ equity was 7.99% as compared to 1.26% and 7.96% for the second quarter of 2023. Net interest income for the second quarter of 2024 was $225.72 million, which was relatively flat from the second quarter of 2023, decreasing $1.75 million or less than 1%. The slight decrease of $1.75 million in net interest income occurred because total interest income increased $28.25 million while total interest expense increased $30.00 million from the second quarter of 2023. The provision for credit losses was $5.78 million for the second quarter of 2024, respectively, while the provision for credit losses was $11.44 million for the second quarter of 2023. The decrease in the provision for credit losses was mainly due to a more substantial increase in reserves for future expected losses in 2023 as compared to 2024. For the second quarter of 2024, noninterest expense was relatively flat from the second quarter of 2023, decreasing $514 thousand or less than 1%. Several categories of noninterest expense decreased which were largely offset by increases in other categories, none of which were significant. Income taxes for the second quarter of 2024 were $18.88 million as compared to $23.45 million for the second quarter of 2023. United’s effective tax rate was 16.4% and 20.2% for the second quarter of 2024 and second quarter of 2023, respectively.

Net income for the third quarter of 2024 was $95.27 million, as compared to earnings of $96.16 million for the third quarter of 2023. Earnings for the third quarter of 2024 as compared to the third quarter of 2023 decreased primarily due to higher provision for credit losses and lower noninterest income partially offset by a higher net interest income and a lower income tax expense. Diluted earnings per share were $0.70 for the third quarter of 2024 and $0.71 for the third quarter of 2023. Net interest income for the third quarter of 2024 was $230.26 million, which was relatively flat from the third quarter of 2023, increasing $1.80 million or less than 1%. The slight increase of $1.80 million in net interest income occurred because total interest income increased $25.81 million while total interest expense increased $24.01 million from the third quarter of 2023. The provision for credit losses was $6.94 million for the third quarter of 2024, while the provision for credit losses was $5.95 million for the third quarter of 2023. For the third quarter of 2024, noninterest income was $31.94 million, which was a decrease of $1.72 million or 5.11% from the third quarter of 2023. This decrease in noninterest income for the third quarter of 2024 was due mainly to decreases of $6.53 million and $3.01 million, respectively, in net losses on investment securities transactions and in income from mortgage banking activities driven by lower mortgage loan sales volume partially offset by the gain on the sale of MSRs. For the third quarter of 2024, noninterest expense was relatively flat from the third quarter of 2023, increasing $109 thousand. This increase was less than 1%. For the third quarter of 2024 compared to the third quarter of 2023, several categories of noninterest expense increased which were largely offset by decreases in other categories. Income taxes for the third quarter of 2024 were $24.65 million as compared to $24.78 million for the third quarter of 2023. For the quarters ended September 30, 2024 and 2023, United’s effective tax rate was 20.6% and 20.5%, respectively.

Net income for the fourth quarter of 2024 was $94.41 million or $0.69 per diluted share as compared to earnings of $79.39 million or $0.59 per diluted share for the fourth quarter of 2023. Net interest income for the fourth quarter of 2024 was $232.61 million, which was an increase of $2.92 million or 1.27% from the fourth quarter of 2023. The $2.92 million increase in net interest income occurred because total interest income increased $6.86 million while total interest expense increased $3.94 million from the fourth quarter of 2023. The provision for credit losses was $6.69 million for the fourth quarter of 2024 as compared to a provision for credit losses of $6.88 million for the fourth quarter of 2023. Noninterest income for the fourth quarter of 2024 was $29.32 million, which was a decrease of $4.36 million, or 12.94% from the fourth quarter of 2023. This decrease in noninterest income was driven by decreases in other noninterest income of $3.26 million and income from mortgage banking activities of $2.43 million due to lower mortgage loan origination and sale volume partially offset by an increase in income from BOLI of $1.37 million due to the impact of higher market values of underlying investments and higher amounts of death benefits recognized in the fourth quarter of 2024. Other noninterest income for the fourth quarter of 2023 included a $2.66 million gain from the payoff of a fixed rate commercial loan that had an associated interest rate swap derivative. Noninterest expense for the fourth quarter of 2024 was $134.18 million, a decrease of $18.11 million, or 11.89%, from the fourth quarter of 2023. The decrease in noninterest expense was driven by decreases in FDIC insurance expense of $12.74 million and other noninterest expense of $8.66 million due to a lower expense for the reserve for unfunded loan commitments partially offset by increases in employee benefits of $3.95 million. FDIC insurance expense for the fourth quarter of 2023 included $11.99 million for the FDIC special assessment. The decrease in the expense for the reserve for unfunded loan commitments was mainly due to a decrease in loan commitments. The increase in employee benefits was driven by higher health insurance costs and higher postretirement benefit costs. For the fourth quarter of 2024, income tax expense was $26.65 million as compared to $24.81 million for the fourth quarter of 2023. The increase was driven by higher pre-tax earnings partially offset by a lower effective tax rate. United’s effective tax rate was 22.0% and 23.8% for the fourth quarter of 2024 and fourth quarter of 2023, respectively. The effective tax rates for the fourth quarter of 2024 and 2023 reflect the impact of provision to return adjustments during each period.

Additional quarterly financial data for 2024 and 2023 may be found in Note Z, Notes to Consolidated Financial Statements.

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

During the year of 2024, United increased its interest-bearing deposit balance at the FRB by $727.91 million to $1.97 billion. The change in the balance at the FRB was mostly the result of net sales, maturities, and paydowns in the available for sale debt securities portfolio of $867.21 million and an increase in deposits of $1.14 billion partially offset by loan growth of $318.05 million and the net repayment of $1.25 billion in FHLB advances.

Cash flows provided by operations in 2024 were $445.45 million due mainly to net income of $373.00 million for the year of 2024. In 2023, cash flows provided by operations were $435.24 million due mainly to net income of $366.31 million for the year of 2023. In 2024, net cash of $571.49 million was provided by investing activities which was primarily due to proceeds of $882.85 million from sales, calls and maturities of investment securities over purchases partially offset by loan growth of $318.05 million. In 2023, net cash of $38.99 million was provided by investing activities which was primarily due to proceeds of $819.87 million from sales, calls and maturities of investment securities over purchases partially offset by loan growth of $800.97 million. During the year of 2024, net cash of $323.64 million was used in financing activities due primarily to net repayments of $1.25 billion from long-term FHLB borrowings partially offset by an increase of $1.14 billion in deposits. Other uses of cash within funding activities for the year of 2024 were $200.73 million for cash dividends paid. During the year of 2023, net cash of $51.94 million was used in financing activities due primarily to net repayments of $400.00 million from long-term FHLB borrowings partially offset by an increase of $517.27 million in deposits. Other uses of cash within funding activities for the year of 2023 were $194.73 million for cash dividends paid. The net effect of the cash flow activities was an increase in cash and cash equivalents of $693.30 million for the year of 2024 as compared to increase in cash and cash equivalents of $422.29 million for the year of 2023. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

At December 31, 2024, United had an unused borrowing amount at the FHLB of approximately $8.14 billion subject to delivery of collateral after certain trigger points and $4.24 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at December 31, 2024. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which were available at December 31, 2024. At December 31, 2024, United’s borrowing capacity for the FRB Discount Window was $4.83 billion. United did not have any borrowings from the FRB’s Discount Window, or its Bank Term Funding Program, during the year of 2024.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2024:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$790,689
Credit card and personal revolving lines	267,524
Commercial	4,828,260

Total unused commitments	$5,886,473

Financial standby letters of credit	$71,893
Performance standby letters of credit	76,981
Commercial letters of credit	15,546

Total letters of credit	$164,420

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 16.52% at December 31, 2024 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 14.14%, 14.14% and 11.74%, respectively. The December 31, 2024 ratios reflects United’s election of a five-year transition provision, allowed by the Federal Reserve Board and other federal banking agencies in response to the COVID-19 pandemic, to delay for two years the full impact of CECL on regulatory capital, followed by a three-year transition period. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $4.99 billion at December 31, 2024, which was an increase of $221.98 million or 4.65% from December 31, 2023. This increase is primarily due to increases of $172.11 million in net earnings and $35.78 million in accumulated other comprehensive income due mainly to an after-tax increase in the fair value of available for sale securities.

United’s equity to assets ratio was 16.63% at December 31, 2024 as compared to 15.94% at December 31, 2023. The primary capital ratio, capital and reserves to total assets and reserves, was 17.47% at December 31, 2024 as compared to 16.79% at December 31, 2023. United’s average equity to average asset ratio was 16.57% at December 31, 2024 as compared to 15.89% at December 31, 2023. All of these financial measurements reflect a financially sound position.

During the fourth quarter of 2024, United’s Board of Directors declared a cash dividend of $0.37 per share. Dividends per share of $1.48 for the year of 2024 represented an increase over the $1.45 per share paid for 2023. Total cash dividends declared to common shareholders were $200.89 million for the year of 2024 as compared to $196.12 million for the year of 2023. The year 2024 was the fifty-first consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2024 and December 31, 2023:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2024	December 31, 2023
+200	2.82%	(0.28%)
+100	1.75%	0.24%
-100	0.26%	2.66%
-200	0.40%	4.35%

At December 31, 2024, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.75% over one year as compared to an increase by 0.24% at December 31, 2023. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 2.82% over one year as of December 31, 2024, as compared to a decrease of 0.28% as of December 31, 2023. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.26% over one year as of December 31, 2024 as compared to an increase of 2.66%, over one year as of December 31, 2023. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.40% over one year as of December 31, 2024 as compared to an increase of 4.35% over one year as of December 31, 2023.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.98% in year two as of December 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.00% in year two as of December 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.37% in year two as of December 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.35% in year two as of December 31, 2024.

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

At December 31, 2024, United’s mortgage related securities portfolio had an amortized cost of $1.7 billion, of which approximately $827.7 million or 49% were fixed rate collateralized mortgage obligations (CMOs). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (VADMs) bonds having an average life of approximately 5.3 years and a weighted average yield of 2.78%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 7 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 16.5%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (MBS) in rates higher by 300 basis points would be approximately 20.1%.

United had approximately $354.6 million in fixed rate Commercial mortgage backed Securities (CMBS) with a projected yield of 1.81% and a projected average life of 4.6 years on December 31, 2024. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (DUS) securities with a weighted average maturity (WAM) of 8.4 years.

United had approximately $10.8 million in 15-year mortgage backed securities with a projected yield of 2.04% and a projected average life of 4.2 years as of December 31, 2024. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (WALA) of 5.7 years and a weighted average maturity (WAM) of 10.2 years.

United had approximately $297.7 million in 20-year mortgage backed securities with a projected yield of 1.82% and a projected average life of 6.3 years on December 31, 2024. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (WALA) of 3.8 years and a weighted average maturity (WAM) of 16 years.

United had approximately $148.8 million in 30-year mortgage backed securities with a projected yield of 2.94% and a projected average life of 8.1 years on December 31, 2024. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (WALA) of 4.8 years and a weighted average maturity (WAM) of 23.1 years.

The remaining 3% of the mortgage related securities portfolio on December 31, 2024, included floating rate CMO, CMBS and mortgage backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams, Jr.	/s/ W. Mark Tatterson
Richard M. Adams, Jr. Chief Executive Officer	W. Mark Tatterson Executive Vice President and Chief Financial Officer

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Charleston, West Virginia February 28, 2025

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Allowance for Loan
Losses

Description of the Matter
The Company’s loan portfolio totaled $21.7 billion as of December 31, 2024, and the associated allowance for loan losses (ALL) for the loan portfolio was $272 million. As discussed in Notes A and F to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to expected credit losses for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in macroeconomic and environmental conditions, such as changes in unemployment rates, gross domestic product or other relevant factors, that have not been fully captured in the allowance calculation.

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
Charleston, West Virginia
February 28, 2025

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2024	2023
Assets
Cash and due from banks	$240,655	$257,153
Interest-bearing deposits with other banks	2,050,321	1,340,620
Federal funds sold	1,268	1,170

Total cash and cash equivalents	2,292,244	1,598,943
Securities available for sale at estimated fair value (amortized cost-$3,282,690 at December 31, 2024 and $4,149,895 at December 31, 2023, allowance for credit losses of $0 at December 31, 2024 and December 31, 2023)	2,959,719	3,786,377
Securities held to maturity, net of allowance for credit losses of $18 at December 31, 2024 and $17 at December 31, 2023 (estimated fair value-$1,020 at December 31, 2024 and December 31, 2023)	1,002	1,003
Equity securities at estimated fair value	21,058	8,945
Other investment securities	277,517	329,429
Loans held for sale measured using fair value option	44,360	56,261
Loans and leases	21,680,498	21,373,185
Less: Unearned income	(7,005)	(14,101)

Loans and leases, net of unearned income	21,673,493	21,359,084
Less: Allowance for loan and lease losses	(271,844)	(259,237)

Net loans and leases	21,401,649	21,099,847
Bank premises and equipment	186,131	190,520
Operating lease right-of-use assets	81,742	86,986
Goodwill	1,888,889	1,888,889
Mortgage servicing rights	0	4,554
Bank-owned life insurance (“BOLI”)	497,181	486,895
Accrued interest receivable	102,412	111,420
Other assets	269,641	276,413

TOTAL ASSETS	$30,023,545	$29,926,482

Liabilities
Deposits:
Noninterest-bearing	$6,135,413	$6,149,080
Interest-bearing	17,826,446	16,670,239

Total deposits	23,961,859	22,819,319
Borrowings:
Securities sold under agreements to repurchase	176,090	196,095
Federal Home Loan Bank (“FHLB”) borrowings	260,199	1,510,487
Other long-term borrowings	280,221	278,616
Reserve for lending-related commitments	34,911	44,706
Operating lease liabilities	86,771	92,885
Accrued expenses and other liabilities	230,271	213,134

TOTAL LIABILITIES	25,030,322	25,155,242
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-142,694,816 and 142,257,646 at December 31, 2024 and December 31, 2023, respectively, including 7,348,188 and 7,308,583 shares in treasury at December 31, 2024 and December 31, 2023, respectively	356,737	355,644
Surplus	3,196,154	3,181,764
Retained earnings	1,917,726	1,745,619
Accumulated other comprehensive loss	(223,903)	(259,681)
Treasury stock, at cost	(253,491)	(252,106)

TOTAL SHAREHOLDERS’ EQUITY	4,993,223	4,771,240

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,023,545	$29,926,482

See notes to consolidated financial statements.

6
5

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2024	2023	2022
Interest income
Interest and fees on loans and leases	$1,302,604	$1,203,186	$864,583
Interest on federal funds sold and other short-term investments	66,207	47,069	22,950
Interest and dividends on securities:
Taxable	128,731	144,420	105,780
Tax-exempt	4,579	6,645	8,677

Total interest income	1,502,121	1,401,320	1,001,990
Interest expense
Interest on deposits	539,805	391,094	80,237
Interest on short-term borrowings	7,966	6,449	1,785
Interest on long-term borrowings	43,282	83,853	23,537

Total interest expense	591,053	481,396	105,559

Net interest income	911,068	919,924	896,431
Provision for credit losses	25,153	31,153	18,822

Net interest income after provision for credit losses	885,915	888,771	877,609
Other income
Fees from trust services	19,450	18,318	17,216
Fees from brokerage services	20,277	16,911	16,412
Fees from deposit services	37,183	37,076	40,557
Bankcard fees and merchant discounts	7,059	7,013	6,580
Other service charges, commissions, and fees	3,485	3,861	3,267
Income from bank-owned life insurance	11,225	8,330	9,188
Income from mortgage banking activities	16,057	26,593	42,690
Mortgage loan servicing income	8,958	13,746	9,235
Net investment securities (losses) gains	(7,720)	(7,646)	776
Other income	7,721	11,056	7,340

Total other income	123,695	135,258	153,261
Other expense
Employee compensation	234,618	230,809	242,408
Employee benefits	53,621	48,368	45,944
Net occupancy expense	46,084	46,426	45,129
Other real estate owned (“OREO”) expense	576	1,355	2,138
Net (gains) losses on the sales of OREO properties	(75)	(60)	700
Equipment expense	29,686	29,731	29,320
Data processing expense	29,646	29,395	29,997
Mortgage loan servicing expense and impairment	2,694	5,596	7,099
Bankcard processing expense	2,490	2,192	1,938
FDIC insurance expense	19,735	30,376	11,988
Other expense	125,956	136,036	138,426

Total other expense	545,031	560,224	555,087

Income before income taxes	464,579	463,805	475,783
Income taxes	91,583	97,492	96,156

Net income	$372,996	$366,313	$379,627

6
6

CONSOLIDATED STATEMENTS OF INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Year Ended December 31
	2024	2023	2022
Earnings per common share:
Basic	$2.76	$2.72	$2.81

Diluted	$2.75	$2.71	$2.80

Dividends per common share	$1.48	$1.45	$1.44

Average outstanding shares:
Basic	134,947,592	134,505,058	134,776,241
Diluted	135,225,417	134,753,820	135,117,512
See notes to consolidated financial statements

6
7

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Year Ended December 31
	2024	2023	2022
Net income	$372,996	$366,313	$379,627
Other comprehensive income (loss) on available-for-sale (“AFS”) securities, net of tax	30,855	81,521	(368,934)
Other comprehensive (loss) income on cash flow hedge, net of tax	(6,249)	(13,059)	36,655
Other comprehensive income on defined benefit pension plan, net of tax	11,172	4,589	4,435

Total comprehensive income, net of tax	$408,774	$439,364	$51,783

See notes to consolidated financial statements

6
8

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2022	141,360,266	$353,402	$3,149,955	$1,390,777	$(4,888)	$(170,618)	$4,718,628
Comprehensive income:
Net income	0	0	0	379,627	0	0	379,627
Other comprehensive loss, net of tax	0	0	0	0	(327,844)	0	(327,844)

Total comprehensive income, net of tax							51,783
Stock based compensation expense	0	0	9,881	0	0	0	9,881
Stock grant forfeiture (9,071 shares)	0	0	326	0	0	(326)	0
Purchase of treasury stock (2,289,859 shares)	0	0	0	0	0	(79,460)	(79,460)
Cash dividends ($1.44 per share)	0	0	0	(194,978)	0	0	(194,978)
Net issuance of common stock under stock-based compensation plans (651,294 shares)	651,294	1,627	8,712	0	0	0	10,339

Balance at December 31, 2022	142,011,560	355,029	3,168,874	1,575,426	(332,732)	(250,404)	4,516,193
Comprehensive income:
Net income	0	0	0	366,313	0	0	366,313
Other comprehensive income, net of tax	0	0	0	0	73,051	0	73,051

Total comprehensive income, net of tax							439,364
Stock based compensation expense	0	0	12,463	0	0	0	12,463
Stock grant forfeiture (8,295 shares)	0	0	320	0	0	(320)	0
Purchase of treasury stock (33,850 shares)	0	0	0	0	0	(1,382)	(1,382)
Cash dividends ($1.45 per share)	0	0	0	(196,120)	0	0	(196,120)
Net issuance of common stock under stock-based compensation plans (246,086 shares)	246,086	615	107	0	0	0	722

Balance at December 31, 2023	142,257,646	355,644	3,181,764	1,745,619	(259,681)	(252,106)	4,771,240
Comprehensive income:
Net income	0	0	0	372,996	0	0	372,996
Other comprehensive income, net of tax	0	0	0	0	35,778	0	35,778

Total comprehensive income, net of tax							408,774
Stock based compensation expense	0	0	12,130	0	0	0	12,130
Stock grant forfeiture (9,413 shares)	0	0	345	0	0	(345)	0
Purchase of treasury stock (30,192 shares)	0	0	0	0	0	(1,040)	(1,040)
Cash dividends ($1.48 per share)	0	0	0	(200,889)	0	0	(200,889)
Net issuance of common stock under stock-based compensation plans (437,170 shares)	437,170	1,093	1,915	0	0	0	3,008

Balance at December 31, 2024	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$372,996	$366,313	$379,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,153	31,153	18,822
Amortization and accretion	(5,313)	5,915	5,433
Loss on sales of bank premises, OREO, leases and equipment	322	345	457
Write-downs on bank premises, OREO, leases and equipment	219	945	2,007
Depreciation	15,709	17,191	18,237
Loss (gain) on securities	7,720	7,646	(776)
Loans originated for sale	(645,942)	(860,901)	(1,903,981)
Proceeds from sales of loans	673,906	887,398	2,238,093
Gain on sales of loans	(16,063)	(25,879)	(41,274)
Mortgage repurchase loan losses paid, net of recoveries	19	(304)	(69)
Stock-based compensation	12,130	12,463	9,881
Excess tax benefits from stock-based compensation arrangements	258	128	1,040
Deferred income tax (benefit) expense	(3,368)	(2,921)	6,887
Amortization of tax credit investments	15,277	15,238	13,567
Originations of mortgage servicing rights	0	(715)	(1,417)
Recoveries of impairment on mortgage servicing rights	0	0	(883)
Gain on sale of mortgage servicing rights	(7,086)	(8,306)	0
Increase in cash surrender value of bank-owned life insurance policies	(14,150)	(9,267)	(14,064)
Accretion (amortization) of net periodic pension costs	10	159	(1,640)
Changes in:
Interest receivable	9,008	(16,530)	(30,370)
Other assets	2,056	(3,618)	57,380
Accrued expenses and other liabilities	2,593	18,784	3,865

NET CASH PROVIDED BY OPERATING ACTIVITIES	445,454	435,237	760,822

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	454,993	181,824	410
Proceeds from maturities and calls of securities available for sale	2,459,102	770,389	575,338
Purchases of securities available for sale	(2,062,441)	(107,866)	(1,572,482)
Proceeds from sales of equity securities	8,113	344	6,782
Purchases of equity securities	(1,159)	(1,647)	(2,596)
Proceeds from sales and redemptions of other investment securities	160,637	155,299	4,829
Purchases of other investment securities	(136,392)	(178,476)	(99,435)
Redemption of bank-owned life insurance policies	3,864	2,556	11,947
Purchases of bank premises and equipment	(12,128)	(11,687)	(16,862)
Proceeds from sales of bank premises and equipment	101	2,542	902
Proceeds from sales of mortgage servicing rights	12,489	23,450	0
Proceeds from sales of OREO properties	2,355	3,240	10,571
Net change in loans and leases	(318,049)	(800,974)	(2,367,060)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	571,485	38,994	(3,447,656)

FINANCING ACTIVITIES
Cash dividends paid	(200,727)	(194,727)	(193,041)
Acquisition of treasury stock	(1,040)	(1,382)	(79,460)
Proceeds from exercise of stock options	5,274	1,750	10,295
Repayment of long-term Federal Home Loan Bank borrowings	(1,500,000)	(1,900,000)	(520,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	250,000	1,500,000	1,900,000
Redemption of subordinated debt	0	(10,250)	0
Changes in:
Time deposits	254,936	1,318,577	(623,254)
Other deposits	887,924	(801,305)	(421,078)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(20,005)	35,397	31,854

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(323,638)	(51,940)	105,316

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	693,301	422,291	(2,581,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,598,943	1,176,652	3,758,170

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,292,244	$1,598,943	$1,176,652

7
0

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2024	2023	2022
Supplemental information
Cash paid for:
Interest on deposits and borrowed funds	$590,635	$468,123	$98,161
Income taxes	91,689	106,083	93,680
Amounts in the measurement of lease liabilities	19,900	21,581	21,240
Noncash investing activities:
Transfers of loans held for sale to loans	0	0	154,699
Transfers of loans to OREO	359	4,941	1,546
Right-of-use assets obtained in the exchange for lease liabilities	8,896	33,403	9,184
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	0	0	(345)
Liabilities assumed	0	0	2,050
Goodwill	0	0	2,395
See notes to consolidated financial statements

7
1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2024
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
United Bankshares, Inc. (“United”, the “Company”) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and the Pennsylvania counties of Washington and Fayette, primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. United considers all of the above locations to be the primary market areas for its business.
Operating and Reporting Segments
As of December 31, 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.
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

7
2

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2024 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made.
The Company has evaluated events and transactions subsequent to December 31, 2024 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements other than information related to the acquisition of Piedmont Bancorp, Inc. (“Piedmont”) disclosed in Note B, Notes to Consolidated Financial Statements.
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
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2024, United considers its HTM debt securities portfolio to be immaterial.
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
Allowance for Credit Losses (HTM Debt Securities)
: For HTM debt securities, the Company is required to utilize a current expected credit losses (“CECL”) methodology to estimate expected credit losses. As of December 31, 2024 and 2023, the Company recorded an allowance for credit losses of $18,000 and $17,000, respectively, on its HTM debt securities portfolio.
Allowance for Credit Losses (AFS Debt Securities)
: The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC Topic 326, “Financial Instruments – Credit Losses” replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature.

7
3

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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income, except loans acquired through transfer (see below). Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $36,937,000, $39,509,000, and $57,424,000, for the years of 2024, 2023 and 2022, respectively.
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

7
5

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
Other Real Estate Owned
: At December 31, 2024 and 2023, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $327,000 and $2,615,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2024 and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $795,000 and $142,000, respectively.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one
to ten-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $3,639,000, $5,116,000, and $5,516,000, in 2024, 2023, and 2022, respectively, related to all intangible assets.
Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an

7
6

impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United bypassed a qualitative assessment and utilized a quantitative approach to test goodwill for impairment as of September 30, 2024. The goodwill impairment test did not identify any indicators of goodwill impairment. As of December 31, 2024, and 2023, total goodwill approximated
 $
1,888,889,000
.
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

7
7

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
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $8,336,000, $9,330,000, and $8,160,000, for the years of 2024, 2023, and 2022, respectively.
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

7
8

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
United enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans with servicing released and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. The fair value of the rate lock derivative is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value.
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
Stock-based compensation expense was $12,130,000 in 2024, $12,463,000 in 2023, and $9,881,000 in 2022.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive stock options and restricted stock outstanding of 590,395, 1,410,389, and 656,432 for the years ended December 31, 2024, 2023 and 2022, respectively, were excluded from the earnings per diluted common share calculation.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2024	2023	2022
Distributed earnings allocated to common stock	$200,156	$195,167	$194,052
Undistributed earnings allocated to common stock	172,006	170,267	184,572

Net earnings allocated to common shareholders	$372,162	$365,434	$378,624

Average common shares outstanding	134,947,592	134,505,058	134,776,241
Dilutive effect of stock compensation	277,825	248,762	341,271

Average diluted shares outstanding	135,225,417	134,753,820	135,117,512

Earnings per basic common share	$2.76	$2.72	$2.81
Earnings per diluted common share	$2.75	$2.71	$2.80
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
0

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
Recent Accounting Pronouncements
:
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2024-04,
“Induced Conversions of Convertible Debt Instruments.” ASU
2024-04
provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. ASU
2024-04
requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is not less than that issuable pursuant to the preexisting conversion privileges. ASU
2024-04
clarifies how entities should assess the form and amount of consideration when applying this approach. ASU
2024-04
is effective for public business entities for annual periods beginning after December 15, 2025, with early adoption permitted, and can be adopted either on a prospective or retrospective basis. The adoption of
ASU 2024-04
is not expected to have an impact on the Company’s financial condition or results of operations.
In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, “Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. Certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. ASU 2024-03 does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnote to the financial statements. ASU 2024-03 is effective for public business entities for annual periods beginning after December 15, 2026. Entities are permitted to early adopt the standard and apply retrospectively for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2024-03 is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
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

8
1

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
In November 2023, the FASB issued ASU
2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU
2023-07
improve reportable segment disclosure requirements, mainly through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments will enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU
No. 2023-07
is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of
ASU 2023-07
did not have an impact on the Company’s financial condition or results of operations but changed certain disclosures in United’s SEC filings starting with this Annual Report on Form
10-K.
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
In March 2022, the FASB issued ASU No. 2022-02, “Troubled Debt Restructurings and Vintage Disclosures”. ASU 2022-02 updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 also amends the guidance on “vintage disclosures” to require disclosure of gross write-offs by year of origination. ASU No. 2022-02 was effective for public business entities that have adopted Topic 326 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendment was permitted. ASU No. 2022-02 was adopted by United prospectively for the period beginning January 1, 2023. The adoption did not have a material impact on the Company’s financial condition or results of operations. However, ASU No. 2022-02 did affect the Company’s disclosures. For additional information, see notes to Consolidated Financial Statements, Note E, “Credit Quality,” in this Form 10-K.
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
15
,
2022
, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. ASU
No
.
2021-08
was adopted by the Company on January
1
,
2023
. The adoption did
not
have a
material
impact on the Company’s financial condition or results of operations.
NOTE
B--MERGERS
AND ACQUISITIONS
On January 10, 2025, United consummated its acquisition of Piedmont. Piedmont was merged with and into United (the “Merger”), pursuant to the terms of the Agreement and Plan of Merger, dated May 9, 2024, by and between United and Piedmont (the “Agreement”). The Merger was accounted for under the acquisition method of accounting.
Piedmont, headquartered in Atlanta, Georgia had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million as of January 10, 2025. Piedmont was the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the
State of Georgia.
Under the terms of the Agreement, each outstanding share of common stock of Piedmont was converted into the right to receive 0.3 shares of United common stock, par value $2.50 per share.
Also pursuant to the Agreement, as of the effective time of the Merger, each option to purchase shares of Piedmont Common Stock (each, a “Piedmont Stock Option”) that is outstanding under the Piedmont Bancorp, Inc. 2009 Stock Option Plan (the “Piedmont Stock Plan”) immediately prior to the Effective Time, was, to the extent not vested, became fully vested and exercisable and was canceled in consideration for the right to receive a lump sum cash payment with respect thereto equal to the product of: (i) the excess, if any, of the product of (A) the volume-weighted average of the closing sales price on Nasdaq of United Common Stock for the 10 full trading days ending on the second trading day immediately preceding the Effective Date (the “Average United Closing Price”) multiplied by (B) the Exchange Ratio, over the applicable exercise price of such Piedmont Stock Option; and (ii) the number of shares of Piedmont Common Stock subject to such Piedmont Stock Option, less any required withholding taxes.
Also pursuant to the Agreement, as of the effective time of the Merger, each warrant to purchase shares of Piedmont Common Stock (each, a “Piedmont Stock Warrant”) that was outstanding under the Piedmont Stock Plan or individual award agreement immediately prior to the Effective Time, was, to the extent not vested, became fully vested and exercisable and canceled, and in consideration therefor, at the election of the holder (i) converted into a warrant to purchase shares of United common stock with adjustments to the exercise price and number of shares to take into account the Exchange Ratio or (ii) received a lump sum cash payment with respect thereto equal to the product of: (A) the excess, if any, of the product of (x) the Average United Closing Price multiplied by (y) the Exchange Ratio, over the applicable exercise price of such Piedmont Stock Warrant; and (B) the number of shares of Piedmont Common Stock subject to such Piedmont Stock Warrant, less any required withholding taxes.
In addition, at the Effective Time, each restricted stock grant, restricted stock unit grant and any other award in respect of a share of Piedmont Common Stock subject to vesting, repurchase or other lapse restriction under a Piedmont Stock Plan that was outstanding immediately prior to the Effective Time other than a Piedmont Option or a Piedmont Stock Warrant (each, a “Piedmont Stock Award”) became fully vested, cancelled and converted automatically into the right to receive the Merger Consideration (with any fractional share being entitled to receive cash in lieu thereof) in respect of each share of Piedmont Common Stock underlying such Piedmont Stock Award, less any required withholding taxes.
Immediately following the Merger, The Piedmont Bank, a wholly-owned subsidiary of Piedmont, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”) pursuant to an Agreement and Plan of Merger dated May 9, 2024 (the “Bank Plan of Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. For the year of 2024, United recorded acquisition-related costs of $2,870,000.

NOTE
C--INVESTMENT
SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2024
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$248,867	$59	$3,084	$0	$245,842
State and political subdivisions	574,580	8	79,515	0	495,073
Residential mortgage-backed securities
Agency	1,226,400	433	167,114	0	1,059,719
Non-agency	88,392	262	6,531	0	82,123
Commercial mortgage-backed securities
Agency	372,646	38	42,698	0	329,986
Asset-backed securities	476,863	166	2,047	0	474,982
Single issue trust preferred securities	13,296	0	1,377	0	11,919
Other corporate securities	281,646	0	21,571	0	260,075

Total	$3,282,690	$966	$323,937	$0	$2,959,719

	December 31, 2023
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$492,638	$4	$7,692	$0	$484,950
State and political subdivisions	613,588	11	79,768	0	533,831
Residential mortgage-backed securities
Agency	1,217,744	7	167,810	0	1,049,941
Non-agency	100,364	0	9,753	0	90,611
Commercial mortgage-backed securities
Agency	511,560	13	52,275	0	459,298
Asset-backed securities	872,048	44	11,454	0	860,638
Single issue trust preferred securities	16,380	0	1,239	0	15,141
Other corporate securities	325,573	0	33,606	0	291,967

Total	$4,149,895	$79	$363,597	$0	$3,786,377

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale debt securities. The table above excludes accrued interest receivable of $14,776,000 and $20,878,000 at December 31, 2024 and December 31, 2023, respectively, that is recorded in “Accrued interest receivable.”

8
5

The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2024 and December 31, 2023.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 202 4
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,476	$3	$42,886	$3,081	$44,362	$3,084
State and political subdivisions	3,314	22	479,681	79,493	482,995	79,515
Residential mortgage-backed securities
Agency	128,655	1,660	856,448	165,454	985,103	167,114
Non-agency	0	0	59,668	6,531	59,668	6,531
Commercial mortgage-backed securities
Agency	0	0	319,506	42,698	319,506	42,698
Asset-backed securities	83,188	50	215,886	1,997	299,074	2,047
Single issue trust preferred securities	0	0	11,919	1,377	11,919	1,377
Other corporate securities	2,476	24	252,634	21,547	255,110	21,571

Total	$219,109	$1,759	$2,238,628	$322,178	$2,457,737	$323,937

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2023
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$4,625	$11	$477,615	$7,681	$482,240	$7,692
State and political subdivisions	2,050	193	517,186	79,575	519,236	79,768
Residential mortgage-backed securities
Agency	9,755	51	1,038,632	167,759	1,048,387	167,810
Non-agency	8,964	101	81,647	9,652	90,611	9,753
Commercial mortgage-backed securities
Agency	0	0	456,866	52,275	456,866	52,275
Asset-backed securities	15,866	216	829,778	11,238	845,644	11,454
Single issue trust preferred securities	2,922	182	12,219	1,057	15,141	1,239
Other corporate securities	0	0	274,308	33,606	274,308	33,606

Total	$ 44,182	$754	$3,688,251	$362,843	$3,732,433	$363,597

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2024	2023	2022
Proceeds from maturities, sales and calls	$2,914,095	$952,213	$575,748
Gross realized gains	0	0	2
Gross realized losses	16,296	7,659	0
At December 31, 2024, gross unrealized losses on available for sale securities were $323,937,000 on 958 securities of a total portfolio of 1,029 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2024 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, and other corporate securities.

8
6

In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at December 31, 2024 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $574,580,000 at December 31, 2024. As of December 31, 2024, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2024. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2024.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $215,610,000 on mortgage-backed
securities at December 31, 2024. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,599,046,000 at December 31, 2024. Of the $1,599,046,000 amount, $372,646,000 was related to agency commercial mortgage-backed securities and $1,226,400,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at December 31, 2024.
United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $88,392,000 at December 31, 2024. Of the $88,392,000, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency residential mortgage-backed securities had credit losses at December 31, 2024.
Asset-backed securities
As of December 31, 2024, United’s asset-backed securities portfolio had a total amortized cost balance of $476,863,000. 100% of the portfolio was investment grade rated as of December 31, 2024. Approximately 34% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 66% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of December 31, 2024, it was determined that none of the asset-backed securities had credit losses.

8
7

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2024 consisted of $7,481,000 in investment grade bonds and $5,815,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2024, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of December 31, 2024, United’s other corporate securities portfolio had a total amortized cost balance of $281,646,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $281,646,000, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at December 31, 2024.
The amortized cost and estimated fair value of securities available for sale at December 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.
Maturities of mortgage-backed securities with an amortized cost of $1,687,438,000 and an estimated fair value of $1,471,828,000 at December 31, 2024 are included below based upon contractual maturity.

(In thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$262,093	$261,458
Due after one year through five years	405,617	375,276
Due after five years through ten years	863,601	779,069
Due after ten years	1,751,379	1,543,916

Total	$3,282,690	$2,959,719

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $21,058,000 at December 31, 2024 and $8,945,000 at December 31, 2023.

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Net gains recognized during the period on equity securities sold	$4,602	$0
Unrealized gains recognized during the period on equity securities still held at period end	4,259	358
Unrealized losses recognized during the period on equity securities still held at period end	(285)	(345)

Net gains (losses) recognized during the period	$8,576	$13

Other investment securities
During the fourth quarter of 2024, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2024 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,038,864,000 and $2,307,591,000 at December 31, 2024 and December 31, 2023, respectively.

8
8

NOTE D—LOANS AND LEASES
Major classes of loans and leases are as follows:

(In thousands)	December 31, 2024	December 31, 2023
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$1,590,002	$1,598,231
Nonowner-occupied commercial real estate	6,939,641	6,718,343
Other commercial	3,351,362	3,572,440

Total commercial, financial & agricultural	11,881,005	11,889,014
Residential real estate	5,507,384	5,271,236
Construction & land development	3,509,034	3,148,245
Consumer:
Bankcard	9,998	9,962
Other consumer	773,077	1,054,728
Less: Unearned income	(7,005)	(14,101)

Loans and leases, net of unearned income	$21,673,493	$21,359,084

The table above does not include loans held for sale of $44,360,000 and $56,261,000 at December 31, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2024 and 2023, loans-in-process of $5,569,000 and $6,370,000 and overdrafts from deposit accounts of $4,919,000 and $7,146,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized net discounts of $26,322,000 and $35,586,000 at December 31, 2024 and December 31, 2023, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $22,702,000 and $68,460,000 at December 31, 2024 and 2023, respectively. During 2024, $1,014,000 of new loans were made and repayments totaled $46,772,000.
NOTE
E--CREDIT
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

8
9

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2024
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,767	$1,284	$5,051	$1,584,951	$1,590,002	$0
Nonowner-occupied	11,931	23,379	35,310	6,904,331	6,939,641	0
Other commercial	5,594	19,019	24,613	3,326,749	3,351,362	431
Residential real estate	33,783	20,946	54,729	5,452,655	5,507,384	12,429
Construction & land development	390	4,265	4,655	3,504,379	3,509,034	1,677
Consumer:
Bankcard	63	61	124	9,874	9,998	61
Other consumer	28,414	4,446	32,860	740,217	773,077	2,342

Total	$83,942	$73,400	$157,342	$21,523,156	$21,680,498	$16,940

Age Analysis of Past Due Loans and Leases As of December 31, 2023
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,361	$6,335	$12,696	$1,585,535	$1,598,231	$110
Nonowner-occupied	10,373	13,146	23,519	6,694,824	6,718,343	2,460
Other commercial	3,218	1,224	4,442	3,567,998	3,572,440	560
Residential real estate	26,523	12,136	38,659	5,232,577	5,271,236	6,244
Construction & land development	879	6,423	7,302	3,140,943	3,148,245	0
Consumer:
Bankcard	145	127	272	9,690	9,962	127
Other consumer	36,451	6,107	42,558	1,012,170	1,054,728	5,078

Total	$83,950	$45,498	$129,448	$21,243,737	$21,373,185	$14,579

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2024		At December 31, 2023
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$1,284	$1,284	$6,225	$6,225
Nonowner-occupied	23,379	8,475	10,686	10,686
Other Commercial	18,588	584	664	664
Residential Real Estate	8,517	5,562	5,892	5,892
Construction	2,588	2,589	6,423	6,423
Consumer:
Bankcard	0	0	0	0
Other consumer	2,104	2,104	1,029	1,029

Total	$56,460	$20,598	$30,919	$30,919

Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2024 and 2023.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the years of 2024 and 2023, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

9
0

Amortized Cost Basis of L o an Modifications Made to Borrowers Experiencing Financial Difficulty
For the Year ended December 31, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$445	$0	$0	$0	0.03%
Nonowner-occupied	5,765	0	0	0	0.08%
Other commercial	0	0	2,400	0	0.00%
Residential real estate	185	0	0	168	0.06%
Construction & land development	52	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$6,447	$0	$2,400	$168	0.04%

Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
For the Year ended December 31, 2023
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$484	$0	$0	$0	0.03%
Nonowner-occupied	31,633	1,737	0	0	0.50%
Other commercial	165	0	0	0	0.00%
Residential real estate	506	0	0	0	0.01%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$32,788	$1,737	$0	$0	0.16%

As of December 31, 2024, there was a commitment to lend additional funds of $1,199,000 to two debtors owing a loan receivable whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

Payment Status (Amortized Cost Basis)
	As of December 31, 2024			As of December 31, 2023
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$445	$0	$0	$484	$0	$0
Nonowner-occupied	1,366	4,399	0	33,370	0	0
Other commercial	2,400	0	0	65	100	0
Residential real estate	297	56	0	506	0	0
Construction & land development	52	0	0	0	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$4,560	$4,455	$0	$34,425	$100	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the year ended December 31, 2024 and 2023.

	For the Year Ended
	December 31, 2024		December 31, 2023
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0.3	0.00%	1.0
Nonowner-occupied	0.00%	0.5	1.50%	1.4
Other Commercial	1.00%	0.3	0.00%	1.8
Residential Real Estate	0.00%	4.9	0.00%	4.6
Construction & land development	0.00%	4.5	0.00%	0
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0
The following table presents loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2024. No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2023.

	Amortized Cost Basis of Modified Loans That Subsequently Defaulted
	For the Year ended December 31, 2024
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

9
2

The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2024 and December 31, 2023:

	Collateral Dependent Loans and Leases
	At December 31, 2024
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$5	$0	$0	$3,119	$6,465	$9,589
Nonowner-occupied	7,037	0	0	23,975	2,367	33,379
Other commercial	0	15,816	0	5,041	528	21,385
Residential real estate	7,348	0	0	0	11	7,359
Construction & land development	0	0	2,492	0	873	3,365
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$14,390	$15,816	$2,492	$32,135	$10,244	$75,077

	Collateral Dependent Loans and Leases
	At December 31, 2023
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$27	$0	$0	$5,208	$9,272	$14,507
Nonowner-occupied	11,200	0	0	13,555	1,810	26,565
Other commercial	0	891	0	5,193	256	6,340
Residential real estate	9,775	0	0	0	0	9,775
Construction & land development	954	0	3,661	0	3,314	7,929
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$21,956	$891	$3,661	$23,956	$14,652	$65,116

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

9
3

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows. Loans originated in any year may be renewals of existing loans and not necessarily new loans.

Commercial Real Estate – Owner-occupied
								Revolving loans converted to
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$236,547	$132,095	$243,103	$225,152	$205,461	$467,417	$29,900	$0	$1,539,675
Special Mention	0	0	0	0	0	15,199	8,545	0	23,744
Substandard	247	0	3,493	0	307	21,744	445	121	26,357
Doubtful	0	0	0	0	0	226	0	0	226

Total	$236,794	$132,095	$246,596	$225,152	$205,768	$504,586	$38,890	$121	$1,590,002

Current-period charge-offs	0	0	0	0	0	(116)	0	0	(116)
Current-period recoveries	0	0	15	0	0	1,168	0	0	1,183

Current-period net recoveries	$0	$0	$15	$0	$0	$1,052	$0	$0	$1,067

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans and leases converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$132,376	$316,117	$246,635	$248,861	$109,182	$465,223	$29,619	$0	$1,548,013
Special Mention	0	0	0	0	2,460	15,423	125	0	18,008
Substandard	0	1,734	274	475	436	28,469	449	129	31,966
Doubtful	0	0	0	0	0	244	0	0	244

Total	$132,376	$317,851	$246,909	$249,336	$112,078	$509,359	$30,193	$129	$1,598,231

Current-period charge-offs	0	0	0	0	0	(855)	0	0	(855)
Current-period recoveries	0	13	0	0	0	174	0	0	187

Current-period net recoveries (charge-offs)	$0	$13	$0	$0	$0	$(681)	$0	$0	$(668)

9
4

Commercial Real Estate – Nonowner-occupied

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$741,996	$485,437	$1,623,423	$1,294,232	$639,143	$1,584,833	$160,243	$78	$6,529,385
Special Mention	0	0	8,465	82,240	29,940	210,912	0	0	331,557
Substandard	0	0	4,085	4,020	143	48,633	21,818	0	78,699
Doubtful	0	0	0	0	0	0	0	0	0

Total	$741,996	$485,437	$1,635,973	$1,380,492	$669,226	$1,844,378	$182,061	$78	$6,939,641

Current-period charge-offs	0	0	0	0	(751)	(1,830)	0	0	(2,581)
Current-period recoveries	0	0	0	0	0	200	0	0	200

Current-period net recoveries
(charge-offs)	$0	$0	$0	$0	$(751)	$(1,630)	$0	$0	$(2,381)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans
As of December 31, 2023 Internal Risk Grade:	2023	2022	2021	2020	2019	Prior			Total

Pass	$455,399	$1,428,880	$1,587,315	$717,189	$695,492	$1,335,526	$228,743	$106	$6,448,650
Special Mention	0	4,614	2,381	25,437	43,017	104,997	30,651	0	211,097
Substandard	0	0	4,020	4,736	3,493	46,347	0	0	58,596
Doubtful	0	0	0	0	0	0	0	0	0

Total	$455,399	$1,433,494	$1,593,716	$747,362	$742,002	$1,486,870	$259,394	$106	$6,718,343

Current-period charge-offs	0	0	0	0	0	(24)	0	0	(24)
Current-period recoveries	0	0	0	0	0	1,233	0	0	1,233

Current-period net recoveries	$0	$0	$0	$0	$0	$1,209	$0	$0	$1,209

Other commercial
(In thousands)	Term Loans and leases Origination Year						Revolving loans and leases amortized cost	Revolving loans and leases converted to
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$403,641	$505,947	$378,072	$394,412	$164,671	$519,488	$912,293	$0	$3,278,524
Special Mention	81	36	1,129	339	251	18,941	4,652	0	25,429
Substandard	206	419	18,927	7,029	835	11,262	8,706	0	47,384
Doubtful	0	0	0	0	0	25	0	0	25

Total	$403,928	$506,402	$398,128	$401,780	$165,757	$549,716	$925,651	$0	$3,351,362

Current-period charge-offs	0	(464)	(252)	(156)	(148)	(1,352)	(1,217)	0	(3,589)
Current-period recoveries	10	67	9	45	0	1,512	7	0	1,650

Current-period net (charge-
offs) recoveries	$10	$(397)	$(243)	$(111)	$(148)	$160	$(1,210)	$0	$(1,939)

(In thousands)	Term Loans and leases Origination Year						Revolving loans and leases amortized cost	Revolving loans and leases converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis		Total
Internal Risk Grade:
Pass	$593,153	$596,258	$477,457	$197,173	$187,560	$447,430	$988,809	$13	$3,487,853
Special Mention	221	4,798	542	1,775	1,611	2,093	16,901	15	27,956
Substandard	1,059	16,248	306	792	660	11,923	25,597	0	56,585
Doubtful	0	0	0	0	0	46	0	0	46

Total	$594,433	$617,304	$478,305	$199,740	$189,831	$461,492	$1,031,307	$28	$3,572,440

Current-period charge-offs	(88)	(163)	(233)	0	(661)	(567)	(217)	(78)	(2,007)
Current-period recoveries	0	0	0	0	25	1,699	5	0	1,729

Current-period net (charge-
offs) recoveries	$(88)	$(163)	$(233)	$0	$(636)	$1,132	$(212)	$(78)	$(278)

9
5

Residential Real Estate

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Internal Risk Grade:
Pass	$407,430	$820,059	$1,617,541	$827,395	$396,094	$971,226	$447,363	$2,467	$5,489,575
Special Mention	382	107	0	0	0	2,466	1,326	0	4,281
Substandard	0	0	0	508	0	12,430	507	83	13,528
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,812	$820,166	$1,617,541	$827,903	$396,094	$986,122	$449,196	$2,550	$5,507,384

Current-period charge-offs	0	(7)	(2)	0	0	(359)	(113)	0	(481)
Current-period recoveries	0	0	0	5	0	489	1	0	495

Current-period net (charge- offs) recoveries	$0	$(7)	$(2)	$5	$0	$130	$(112)	$0	$14

(In thousands)	Term Loans Origination Year						Revolving loans a mortized cost	Revolving loans converted to term loans
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis		Total
Internal Risk Grade:
Pass	$783,866	$1,618,774	$850,760	$443,514	$262,524	$863,186	$423,302	$2,568	$5,248,494
Special Mention	0	0	0	0	65	3,561	1,710	0	5,336
Substandard	51	75	386	258	599	14,827	1,121	89	17,406
Doubtful	0	0	0	0	0	0	0	0	0

Total	$783,917	$1,618,849	$851,146	$443,772	$263,188	$881,574	$426,133	$2,657	$5,271,236

Current-period charge-offs	0	0	0	0	(785)	0	0	0	(785)
Current-period recoveries	0	0	8	0	688	1	0	0	697

Current-period net recoveries (charge-offs)	$0	$0	$8	$0	$(97)	$1	$0	$0	$(88)

Construction and Land Development

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to term loans
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis		Total
Internal Risk Grade:
Pass	$628,186	$837,662	$1,253,480	$426,662	$18,559	$18,542	$302,302	$0	$3,485,393
Special Mention	0	0	1,455	18,356	57	153	0	0	20,021
Substandard	0	0	0	200	1,607	1,813	0	0	3,620
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,186	$837,662	$1,254,935	$445,218	$20,223	$20,508	$302,302	$0	$3,509,034

Current-period charge-offs	0	0	0	0	0	(29)	0	0	(29)
Current-period recoveries	0	0	0	0	0	319	0	0	319

Current-period net (charge- offs) recoveries	$0	$0	$0	$0	$0	$290	$0	$0	$290

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$628,047	$1,308,793	$827,138	$53,004	$16,062	$60,920	$239,390	$0	$3,133,354
Special Mention	0	2,902	0	62	3,386	258	0	0	6,608
Substandard	0	1,091	2,490	2,470	0	2,232	0	0	8,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,047	$1,312,786	$829,628	$55,536	$19,448	$63,410	$239,390	$0	$3,148,245

Current-period charge-offs	0	0	0	0	0	(14)	0	0	(14)
Current-period recoveries	0	0	0	0	0	80	0	0	80

Current-period net recoveries	$0	$0	$0	$0	$0	$66	$0	$0	$66

9
6

Bankcard								Revolving loans converted to
	Term Loans Origination Year						Revolving loans
(In thousands)							amortized cost
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,874	$0	$9,874
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	61	0	61
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,998	$0	$9,998

Current-period charge-offs	0	0	0	0	0	0	(431)	0	(431)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(412)	$0	$(412)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,690	$0	$9,690
Special Mention	0	0	0	0	0	0	145	0	145
Substandard	0	0	0	0	0	0	127	0	127
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,962	$0	$9,962

Current-period charge-offs	0	0	0	0	0	0	(263)	0	(263)
Current-period recoveries	0	0	0	0	0	0	28	0	28

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(235)	$0	$(235)

Other Consumer
								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$139,908	$131,108	$276,041	$118,478	$49,553	$22,913	$2,215	$0	$740,216
Special Mention	495	1,805	13,462	8,485	2,704	1,440	23	0	28,414
Substandard	76	182	2,454	1,106	358	261	10	0	4,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$140,479	$133,095	$291,957	$128,069	$52,615	$24,614	$2,248	$0	$773,077

Current-period charge-offs	(28)	(206)	(5,724)	(3,096)	(869)	(380)	0	0	(10,303)
Current-period recoveries	0	21	402	241	125	330	0	0	1,119

Current-period net charge-offs	$(28)	$(185)	$(5,322)	$(2,855)	$(744)	$(50)	$0	$0	$(9,184)

								Revolving
	Term Loans Origination Year						Revolving loans	loans
(In thousands)							amortized cost	converted to
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$192,184	$428,295	$205,015	$102,300	$62,861	$18,876	$2,638	$0	$1,012,169
Special Mention	674	16,031	12,220	4,454	2,050	977	46	0	36,452
Substandard	0	3,010	2,207	647	126	96	21	0	6,107
Doubtful	0	0	0	0	0	0	0	0	0

Total	$192,858	$447,336	$219,442	$107,401	$65,037	$19,949	$2,705	$0	$1,054,728

Current-period charge-offs	(9)	(3,205)	(2,699)	(933)	(319)	(191)	0	0	(7,356)
Current-period recoveries	0	219	125	54	54	235	0	0	687

Current-period net (charge- offs) recoveries	$(9)	$(2,986)	$(2,574)	$(879)	$(265)	$44	$0	$0	$(6,669)

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

United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $87,062,000 and $88,963,000 at December 31, 2024 and December 31, 2023, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of December 31, 2024 and December 31, 2023:

	Accrued Interest Receivable
(In thousands)	At December 31, 2024	At December 31, 2023
Commercial Real Estate:
Owner-occupied	$4,700	$4,751
Nonowner-occupied	30,582	27,507
Other Commercial	10,512	14,562
Residential Real Estate	21,662	20,718
Construction	17,174	18,504
Consumer:
Bankcard	0	0
Other consumer	2,432	2,921

Total	$87,062	$88,963

The following table represents the accrued interest receivables written off by reversing interest income for the year ended December 31, 2024 and December 31, 2023:

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2024	2023
Commercial Real Estate:
Owner-occupied	$186	$31
Nonowner-occupied	853	85
Other Commercial	736	39
Residential Real Estate	232	214
Construction	23	285
Consumer:
Bankcard	0	0
Other consumer	345	371

Total	$2,375	$1,025

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $34,911,000 and $44,706,000 at December 31, 2024 and December 31, 2023, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
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
United’s allowance for loan and lease losses at December 31, 2024 increased $12,607,000 or 4.86% from December 31, 2023. The increase in the allowance for loan and lease losses was primarily driven by increased outstanding loan balances for the real estate construction and development and residential real estate loan segments as well as increased reasonable and supportable forecast adjustments for the commercial real estate nonowner-occupied loan segment.

9
8

The year of 2024 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit and external factors.

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

➢
The forecast for real GDP shifted slightly in the fourth quarter, from a projection of 2.00% for 2025 as of mid-September 2024 to 2.10% for 2025 as of mid-December with a projection of 2.00% for 2026. The unemployment rate forecast also shifted slightly in the fourth quarter from a projection of 4.40% for 2025 as of mid-September 2024 to 4.30% for 2025 as of mid-December with a projection of 4.30% for 2026.

➢	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.
➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2024
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	(116)	(2,581)	(3,589)	(481)	(29)	(431)	(10,303)	(17,530)
Recoveries	1,183	200	1,650	495	319	19	1,119	4,985
Provision	(1,110)	18,968	(7,963)	5,192	3,418	493	6,154	25,152

Ending balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2023
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer

Allowance for Loan and Lease Losses:
Beginning balance	$13,945	$38,543	$79,706	$36,227	$48,390	$561	$17,374	$234,746
Charge-offs	(855)	(24)	(2,007)	(785)	(14)	(263)	(7,356)	(11,304)
Recoveries	187	1,233	1,729	697	80	28	687	4,641
Provision	(1,382)	18,183	(4,421)	5,028	11,457	484	1,805	31,154

Ending balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Balance of allowance for loan and lease losses at beginning of period	$259,237	$234,746	$216,016
Gross charge-offs	(17,530)	(11,304)	(9,650)
Recoveries	4,985	4,641	9,549

Net charge-offs	(12,545)	(6,663)	(101)
Provision for loan and lease losses	25,152	31,154	18,831

Balance of allowance for loan and lease losses at end of period	$271,844	$259,237	$234,746
Reserve for lending-related commitments	34,911	44,706	46,189

Balance of allowance for credit losses at end of period	$306,755	$303,943	$280,935

NOTE G—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2024	2023
Land	$62,506	$62,506
Buildings and improvements	206,281	204,841
Leasehold improvements	43,971	42,752
Furniture, fixtures and equipment	109,510	118,514

	422,268	428,613
Less allowance for depreciation and amortization	(236,137)	(238,093)

Bank premises and equipment	$186,131	$190,520

Depreciation expense was $15,709,000, $17,191,000, and $18,237,000 for years ending December 31, 2024, 2023 and 2022, respectively, while amortization expense was $310,000, $310,000 and $343,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

1
0
0

The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2024	December 31, 2023
Operating lease cost	Net occupancy expense	$20,367	$21,280
Sublease income	Net occupancy expense	(184)	(244)

Net lease cost		$20,183	$21,036

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$81,742	$86,986
Operating lease liabilities	Operating lease liabilities	$86,771	$92,885
Other information related to leases was as follows:

December 31, 2024
Weighted-average remaining lease term:
Operating leases	7.46 years
Weighted-average discount rate:
Operating leases	3.18%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,900	$21,581
ROU assets obtained in the exchange for lease liabilities	8,896	33,403
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2024, consists of the following:

Year	Amount
(Dollars in thousands)
2025	$17,115
2026	15,501
2027	13,597
2028	11,628
2029	9,700
Thereafter	30,807

Total lease payments	98,348
Less: imputed interest	(11,577)

Total	$86,771

NOTE I—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2024
	Community Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($96,299)	$105,165	($96,299)

10
1

	Community Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill not subject to amortization	$1,888,889		$1,888,889

	December 31, 2023
	Community Banking		Mortgage Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($92,660)	$0	$0	$105,165	($92,660)

Goodwill not subject to amortization	$1,883,574		$5,315		$1,888,889

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2024:

Year	Amount
(Dollars in thousands)
2025	$3,282
2026	2,758
2027	1,152
2028	560
2029	535
2030 and thereafter	579
NOTE J—MORTGAGE SERVICING RIGHTS
Mortgage loans serviced for others are not included in the accompanying Consolidated Balance Sheets. The value of mortgage servicing rights (“MSRs”) is included on the Company’s Consolidated Balance Sheets.
During the third quarter of 2024, United sold its remaining MSRs at a net gain of $7,086,000. The unpaid principal balances of loans serviced for others was approximately $1,202,448,000 at December 31, 2023.
Because of the sale of its remaining MSRs during the third quarter of 2024, there was no estimated fair value of the MSRs at December 31, 2024. The estimated fair value of the mortgage servicing rights was $13,427,000 at December 31, 2023. The estimated fair value of servicing rights at December 31, 2023 was determined using a net servicing fee of 0.25%, average discount rates ranging from 10.50% to 10.82% with a weighted average discount rate of 10.58%, average constant prepayment rates (“CPR”) ranging from 7.84% to 10.25% with a weighted average prepayment rate of 9.43%, depending upon the stratification of the specific servicing right, and a delinquency rate, including loans on forbearance of 3.29%. Please refer to Note W in these Notes to Consolidated Financial Statements for additional information concerning the fair value of MSRs.

10
2

The following presents the activity in mortgage servicing rights, including their valuation allowance for the year ended December 31, 2024 and 2023:

(In thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
MSRs beginning balance	$4,554	$21,022
Amount sold	(3,934)	(15,001)
Amount capitalized	0	715
Amount amortized	(620)	(2,182)

MSRs ending balance	$0	$4,554

MSRs valuation allowance beginning balance	$0	$0
Aggregate additions charged and recoveries credited to operations	0	0
MSRs impairment	0	0

MSRs valuation allowance ending balance	$0	$0

MSRs, net of valuation allowance	$0	$4,554

In determining impairment, the Company aggregated all servicing rights and stratified them into tranches based on predominant risk characteristics. The estimated amortization expense was based on information regarding future loan payments and prepayments.
NOTE K—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(In thousands)	2024	2023
Noninterest-bearing accounts	$6,135,413	$6,149,080
Interest-bearing transaction accounts	5,936,925	5,648,135
Regular savings	1,250,295	1,345,258
Interest-bearing money market accounts	7,056,897	6,349,453
Time deposits under $100,000	1,172,462	1,066,092
Time deposits over $100,000	2,409,867	2,261,301

Total deposits	$23,961,859	$22,819,319

Included in time deposits over $100,000 at December 31, 2024 and 2023 were time deposits of $250,000 or more of $1,115,748,000 and $842,118,000, respectively. Interest paid on deposits approximated $537,661,000, $377,008,000, and $77,271,000 in 2024, 2023 and 2022, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $34,197,000 and $47,857,000 at December 31, 2024 and 2023, respectively.
NOTE L—SHORT-TERM BORROWINGS
At December 31, 2024 and 2023, short-term borrowings were as follows:

	December 31
(In thousands)	2024	2023
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	176,090	196,095

Total short-term borrowings	$176,090	$196,095

Federal funds purchased and securities sold under agreements to repurchase have not been a significant source of funds for the company. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280,000,000. These lines of credit, which bear interest at prevailing market rates, permit United to borrow funds in the overnight market, and are renewable annually subject to certain conditions.

10
3

At December 31, 2024, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2024, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $8,063,000, $6,390,000, and $1,747,000 in 2024, 2023 and 2022, respectively.
NOTE M—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2024, the total carrying value of loans pledged as collateral for FHLB advances approximated $7,408,250,000. United had an unused borrowing amount as of December 31, 2024 of approximately $8,144,327,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2024 and 2023, FHLB advances and the related weighted-average interest rates were as follows:

	2024			2023
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$260,199	4.62%	0.63%	$1,510,487	5.43%	3.75%
No overnight funds were included in the $260,199,000 and $1,510,487,000 above at December 31, 2024 and 2023, respectively. At December 31, 2024, FHLB advances of $260,199,000 mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at year-end 2024 and 2023 to manage interest rate risk on its long-term debt. Additional information is provided in Note S, Notes to Consolidated Financial Statements.
At December 31, 2024, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. United assumed $10,000,000 in aggregate principal amount of fixed-to-floating rate subordinated notes in the Carolina Financial Corporation acquisition. During the first quarter of 2023, United redeemed these fixed-to-floating rate subordinated notes. At December 31, 2024 and 2023, the outstanding balance of the Debentures was $280,221,000 and $278,616,000, respectively, and was included the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities.
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

10
4

Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate (1)	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month CME Term SOFR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month CME Term SOFR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month CME Term SOFR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month CME Term SOFR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month CME Term SOFR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month CME Term SOFR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month CME Term SOFR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month CME Term SOFR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month CME Term SOFR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month CME Term SOFR + 1.65%	July 7, 2036
VCBI Capital Trust II	December 19, 2002	$15,000	6-month CME Term SOFR + 3.30%	December 19, 2032
VCBI Capital Trust III	December 20, 2005	$25,000	3-month CME Term SOFR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month CME Term SOFR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month CME Term SOFR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month CME Term SOFR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month CME Term SOFR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month CME Term SOFR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month CME Term SOFR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month CME Term SOFR + 3.00%	December 12, 2033

(1)	The 3-month CME Term SOFR rates have a spread adjustment of 0.26161% and the 6-month CME Term SOFR rate has a spread adjustment of 0.42826%.
At December 31, 2024 and 2023, the Debentures and their related weighted-average interest rates were as follows:

	2024		2023
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	7.46%	$20,619	8.49%
United Statutory Trust IV	25,774	7.70%	25,774	8.50%
United Statutory Trust V	51,547	6.40%	51,547	7.21%
United Statutory Trust VI	30,928	5.92%	30,928	6.95%
Premier Statutory Trust II	6,186	8.02%	6,186	8.76%
Premier Statutory Trust III	8,248	6.95%	8,248	7.39%
Premier Statutory Trust IV	14,433	6.15%	14,433	7.17%
Premier Statutory Trust V	10,310	6.37%	10,310	7.25%
Centra Statutory Trust I	10,000	6.91%	10,000	7.92%
Centra Statutory Trust II	10,000	6.57%	10,000	7.31%
Virginia Commerce Trust II	13,627	8.31%	13,397	8.88%
Virginia Commerce Trust III	19,899	6.20%	19,373	7.06%
Cardinal Statutory Trust I	16,812	7.02%	16,414	8.05%
UFBC Capital Trust I	4,076	6.72%	3,971	7.75%
Carolina Financial Capital Trust I	5,046	8.00%	5,034	9.00%
Carolina Financial Capital Trust II	9,641	7.97%	9,572	8.71%
Greer Capital Trust I	5,419	7.09%	5,341	7.86%
Greer Capital Trust II	4,275	6.58%	4,184	7.38%
First South Preferred Trust I	9,587	7.54%	9,513	8.54%
BOE Statutory Trust I	3,794	7.59%	3,772	8.59%

Total	$280,221	6.88%	$278,616	7.75%

10
5

At December 31, 2024, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(Dollars in thousands)
2025	$260,199
2026	0
2027	0
2028	0
2029	0
2030 and thereafter	280,221

Total	$540,420

Interest paid on long-term borrowings approximated $44,911,000, $84,775,000, and $19,143,000 in 2024, 2023 and 2022, respectively.
NOTE N—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2024	2023	2022
Legal, consulting & other professional services	$24,330	$25,604	$24,403
Franchise & other taxes not on income	16,916	16,202	13,537
Expense for reserve on lending-related commitments	(9,795)	(1,483)	14,747
Automated Teller Machine (“ATM”) expenses	11,885	10,914	10,250
Amortization of income tax credits	15,277	15,238	13,567
NOTE O—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Current expense:
Federal	$77,347	$84,441	$86,799
State	17,604	15,972	16,244
Deferred expense (benefit):
Federal	334	(2,053)	(6,016)
State	(3,702)	(868)	(871)

Total income taxes	$91,583	$97,492	$96,156

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$97,562	21.0%	$97,399	21.0%	$99,914	21.0%
Plus: State income taxes net of federal tax benefits	13,591	2.9	11,847	2.6	12,431	2.6

	111,153	23.9	109,246	23.6	112,345	23.6
Increase (decrease) resulting from:
Tax-exempt interest income	(2,439)	(0.5)	(2,974)	(0.6)	(3,477)	(0.7)
Tax credits	(16,520)	(3.5)	(15,196)	(3.3)	(14,326)	(3.0)
Other items-net	(611)	(0.2)	6,416	1.3	1,614	0.3

Income taxes	$91,583	19.7%	$97,492	21.0%	$96,156	20.2%

10
6

For year ended 2024 and 2023, United incurred a federal income tax benefit of $2,456,000 and $1,608,000, respectively, as compared to federal income tax expense
of $287,000 for the year ended 2022, applicable to the sales and calls of securities. Income taxes paid approximated $91,689,000, $106,083,000, and $93,680,000 in 2024, 2023 and 2022, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2024, United had no federal or state net operating loss carryforwards.
Taxes not on income, which consists mainly of business franchise taxes, were $16,916,000, $16,202,000, and $13,537,000, for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded in other expense in the Consolidated Statements of Income.
Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$73,315	$70,818
Accrued benefits payable	20,256	18,287
Other accrued liabilities	1,857	2,857
Unrealized loss on securities available for sale	77,189	84,683
Other real estate owned	127	512
Lease liabilities under operating leases	20,738	21,642
Income tax credit carryforward	4,415	0
Deferred mortgage points	425	2,081

Total deferred tax assets	198,322	200,880

Deferred tax liabilities:
Premises and equipment	8,307	8,789
Right-of-use assets under operating leases	19,536	20,267
Pension plan accruals	10,743	7,251
Derivatives	10,487	12,137
Purchase accounting intangibles	6,626	5,940
Other	1,063	1,497

Total deferred tax liabilities	56,762	55,881

Net deferred tax assets	$141,560	$144,999

At December 31, 2024 and 2023, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2024	2023
Unrecognized tax benefits at beginning of year	$2,599	$2,521
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	323	242
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(778)	(164)

Unrecognized tax benefits at end of year	$2,144	$2,599

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate. Over the next 12 months, the statute of limitations will close on certain income tax returns. However, at this time, United cannot reasonably estimate the amount of tax benefits, if any, it may recognize over the next 12 months.

10
7

United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2021, 2022 and 2023 and certain State Taxing authorities for the years ended December 31, 2021 through 2023.
As of December
31
,
2024
, and
2023
, the
total
amount of accrued interest related to uncertain tax positions was $
651,000
and $
747,000
, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
No
interest or penalties were recognized in the results of operations for the years of
2024
,
2023
and
2022
.
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
In September of 2007, after a recommendation by United’s Pension Committee and approval by United’s Board of Directors, the United Bankshares, Inc. Pension Plan (the “Plan”) was amended to change the participation rules. The decision to change the participation rules for the Plan followed industry trends, as many large and medium size companies took similar steps. The amendment provided that employees hired on or after October 1, 2007, will not be eligible to participate in the Plan. However, new employees will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) plan. This change had no impact on employees hired prior to October 1, 2007 as they will continue to participate in the Plan, with no change in benefit provisions, and will continue to be eligible to participate in United’s Savings and Stock Investment 401(k) Plan.
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2024	2023	2022
Service cost	$1,387	$1,440	$2,669
Interest cost	6,967	7,134	4,988
Expected return on plan assets	(10,659)	(11,762)	(12,942)
Amortization of net actuarial loss	2,315	3,347	3,645

Net periodic pension cost (income)	$10	$159	$(1,640)

Weighted-Average Assumptions:
Discount rate	5.07%	5.26%	3.08%
Expected return on assets	6.25%	7.25%	6.25%
Rate of compensation increase (prior to age 40)	5.00%	5.00%	5.00%
Rate of compensation increase (ages 40-54)	4.00%	4.00%	4.00%
Rate of compensation increase (otherwise)	3.50%	3.50%	3.50%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Net actuarial gain	$(12,348)	$(2,635)	$(2,195)
Amortization of actuarial loss	(2,315)	(3,347)	(3,645)

Total recognized in other comprehensive income	$(14,663)	$(5,982)	$(5,840)

Included in accumulated other comprehensive income at December 31, 2024 are unrecognized actuarial losses of $17,884,000 ($9,645,000 net of tax) that have not yet been recognized in net periodic pension cost.

10
8

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2024 and 2023 and the accumulated benefit obligation at December 31, 2024 and 2023 are as follows:

(Dollars in thousands)	December 31,
	2024	2023
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$143,306	$140,609
Service Cost	1,387	1,440
Interest Cost	6,967	7,134
Actuarial (Gain) Loss	(7,506)	4,918
Lump Sum Window Payments	0	(4,546)
Benefits Paid	(6,307)	(6,249)

Projected Benefit Obligation at the End of the Year	$137,847	$143,306
Accumulated Benefit Obligation at the End of the Year	$125,429	$131,758
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$173,840	$165,320
Actual Return on Plan Assets	15,502	19,315
Lump Sum Window Payments	0	(4,546)
Benefits Paid	(6,307)	(6,249)

Fair Value of Plan Assets at End of Year	$183,035	$173,840
Net Amount Recognized
Funded Status	$45,187	$30,534
Unrecognized Actuarial Net Loss	17,884	32,548

Net Amount Recognized	$63,071	$63,082

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.76%	5.07%
Rate of compensation Increase (prior to age 40)	6.00%	5.00%
Rate of compensation Increase (ages 40-49)	5.50%	—
Rate of compensation Increase (ages 50-54)	5.00%	—
Rate of compensation Increase (ages 40-54)	—	4.00%
Rate of compensation Increase (ages 55-64)	4.00%	—
Rate of compensation Increase (otherwise)	3.00%	3.50%
Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2025	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2024	December 31, 2023
Equity Securities	48%	20-70%	56%	56%
Fixed Income Securities	42%	20-50%	41%	41%
Other	10%	0-25%	3%	3%

Total			100%	100%

Equity securities include United common stock in the amounts of $3,974,000 (4%) at December 31, 2024 and $3,974,000 (4%) at December 31, 2023
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

10
9

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
At December 31, 2024, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(Dollars in thousands)
2025	$7,361
2026	7,381
2027	7,775
2028	8,274
2029	8,633
2030 through 2034	47,114
United did not contribute to the plan in 2024, 2023 or in 2022 as no contributions were required by funding regulations or law. For 2025, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2025, the amount of which cannot be reasonably estimated at this time.
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
Mutual Funds:
Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1).
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2024 and 2023:

		Fair Value Measurements at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$5,829	$5,829	$0	$0
Fixed Income Debt Securities:
U.S. Government and agencies	24,874	24,874	0	0
Mortgage backed securities	6,588	6,588	0	0
Collateralized mortgage obligations	623	623
Municipal obligations	707	707	0	0
Corporate bonds	8,394	8,394	0	0
Fixed Income Mutual Funds:
General	33,537	33,537	0	0

11
0

		Fair Value Measurements at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Equity Securities:
Common stock	19,539	19,539	0	0

Equity Mutual Funds:
Domestic equity large cap	37,990	37,990	0	0
Domestic equity small cap	13,332	13,332	0	0
Alternative equity	16,145	16,145
International emerging equity	3,993	3,993	0	0
International equity developed	11,484	11,484	0	0

Total	$183,035	$183,035	$0	$0

		Fair Value Measurements at December 31, 2023 Using
(In thousands) Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$4,565	$4,565	$0	$0

Fixed Income Debt Securities:
U.S. Government and agencies	20,052	20,052	0	0
Mortgage backed securities	7,440	7,440	0	0
Municipal obligations	1,551	1,551	0	0
Corporate bonds	8,030	8,030	0	0

Fixed Income Mutual Funds:
General	34,083	34,083	0	0

Equity Securities:
Common stock	23,868	23,868	0	0

Equity Mutual Funds:
Domestic equity large cap	29,894	29,894	0	0
Domestic equity small cap	13,256	13,256	0	0
Alternative equity	15,376	15,376
International emerging equity	3,990	3,990	0	0
International equity developed	11,735	11,735	0	0

Total	$173,840	$173,840	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock, subject to certain imposed limitations. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $7,332,000, $7,590,000, and $8,242,000 in 2024, 2023 and 2022, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2024 and 2023, the combined plan assets included 1,810,400 and 1,828,171 shares, respectively, of United common stock with an approximate fair value of $67,981,000 and $68,648,000, respectively. Dividends paid on United common stock held by the plans approximated $2,727,000, $2,468,000, and $2,340,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

11
1

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
During the year of 2024, a total of 184,458 shares of restricted stock and 254,592 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified stock options were granted under the 2020 LTI Plan during the year of 2024. Compensation expense of $12,130,000, $12,463,000, and $9,881,000 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the years 2024, 2023 and 2022, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
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
A summary of activity under the United’s stock option plans as of December 31, 2024, and the changes during the year of 2024 are presented below:

	Year ended December 31, 2024
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2024	1,337,382			$35.47
Exercised	(183,888)			30.18
Forfeited or expired	(103,826)			36.54

Outstanding at December 31, 2024	1,049,668	$3,275	3.2	$36.29

Exercisable at December 31, 2024	1,049,668	$3,275	3.2	$36.29

11
2

The following table summarizes the status of United’s nonvested awards for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	56,526	$ 5.65
Vested	(56,526)	5.65
Forfeited or expired	0	0.00

Nonvested at December 31, 2024	0	$ 0.00

As of December 31, 2024, there was no unrecognized compensation cost related to nonvested option awards. The total fair value of awards vested during the year ended December 31, 2024, was $319,000.
Cash received from options exercised under the Plans for the years ended December 31, 2024, 2023 and 2022 was $5,274,000, $1,750,000, and $10,295,000, respectively. During 2024 and 2023, 183,888 and 75,361 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2024 and 2023 were issued from authorized and unissued stock. No options were granted in 2024,

2023, and 2022. The total intrinsic value of options exercised under the Plans during the years ended December 31, 2024, 2023, and 2022 was $1,881,000, $947,000, and $6,325,000, respectively.
ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $258,000, $128,000, and $1,040,000 from excess tax benefits related to share-based compensation arrangements for the year of 2024, 2023 and 2022, respectively.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three
anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of December 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock awards was $6,572,000 with a weighted-average expense recognition period of 0.9 years.
The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2024	333,932	$ 37.75
Granted	184,458	34.37
Vested	(198,950)	36.49
Forfeited	(9,413)	36.67

Outstanding at December 31, 2024	310,027	$ 36.58

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

11
3

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
The following table summarizes the status of United’s nonvested RSUs during the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2024	363,502	$ 37.53
Granted	254,592	32.80
Vested	(127,536)	36.28
Forfeited or expired	(439)	34.72

Nonvested at December 31, 2024	490,119	$ 35.41

As of December 31, 2024, the total unrecognized compensation cost related to nonvested restricted stock units was $8,500,000 with a weighted-average expense recognition period of 1.2 years.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $5,886,473,000 and $6,851,890,000 of loan commitments outstanding as of December 31, 2024 and December 31, 2023, respectively, approximately 38% of which contractually expire within one year. Excluded in the December 31, 2023 amount above are commitments to extend credit of $416,095,000 related to mortgage loan funding commitments.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2024 and December 31, 2023, United had $15,546,000 and $16,233,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $148,874,000 and $147,705,000 as of December 31, 2024 and December 31, 2023, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.

11
4

Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s repurchase reserve was immaterial as of December 31, 2024 and December 31, 2023.
United has derivative counter-party risk that may arise from the possible inability of United’s third party investors to meet the terms of their forward sales contracts. United’s third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. United does not expect any third-party investor to fail to meet its obligation.
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
As of December 31, 2024, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $9,131,000 will be reclassified from AOCI as a decrease to interest expense over the next 12-months following December 31, 2024 related to the cash flow hedges. As of December 31, 2024, the maximum length of time over which forecasted transactions are hedged is six years.

11
5

United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market and settled daily based on the prior day value, rather than collateralized-to-market. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000,000 for asset derivatives as of December 31, 2024. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2024 and December 31, 2023.

	Asset Derivatives
	December 31, 2024			December 31, 2023
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$10,770	$644	Other assets	$12,032	$611

Total Fair Value Hedges		$10,770	$644		$12,032	$611
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$500,000	$0

Total Cash Flow Hedges		$250,000	$0		$500,000	$0

Total derivatives designated as hedging instruments		$260,770	$644		$512,032	$611

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$3,880	$93
TBA mortgage-backed securities	Other assets	54,826	278	Other assets	0	0
Interest rate lock commitments	Other assets	21,553	339	Other assets	99,278	1,144

Total derivatives not designated as hedging instruments		$76,379	$617		$103,158	$1,237

Total asset derivatives		$337,149	$1,261		$615,190	$1,848

	Liability Derivatives
	December 31, 2024			December 31, 2023
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	$77,115	$678
Forward loan sales commitments	Other liabilities	3,186	20	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$3,186	$20		$77,115	$678

Total liability derivatives		$3,186	$20		$77,115	$678

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2024 and December 31, 2023.

11
6

		December 31, 2024
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$ 10,770	$(657)	$0

		December 31, 2023
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$12,032	$(632)	$0
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
The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2024	December 31, 2023	December 31, 2022
Derivatives in hedging relationships Cash Flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings (1)	$20,932	$23,574	$5,782
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$8	$117	$(177)

Total derivatives in hedging relationships		$20,940	$23,691	$5,605

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	(114)	(127)	(174)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	956	(611)	276
Interest rate lock commitments	Income from Mortgage Banking Activities	(489)	(240)	(8,373)

Total derivatives not designated as hedging instruments		$353	$(978)	$(8,271)

Total derivatives		$21,293	$22,713	$(2,666)

(1)	Decreases or increases in interest expense are expressed as positive or negative amounts, respectively, based on their impact to net income.
For the years ended December 31, 2024, 2023 and 2022, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but were not significant to United’s Consolidated Statements of Income.

11
7

NOTE
T--COMPREHENSIVE
INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2024	2023	2022
Net Income	$372,996	$366,313	$379,627
Available for sale (“AFS”) securities:
Change in net unrealized gains (losses) on AFS securities arising during the period	24,251	98,627	(481,007)
Related income tax effect	(5,840)	(22,980)	112,075
Net reclassification adjustment for losses (gains) included in net income	16,296	7,659	(2)
Related income tax effect	(3,852)	(1,785)	0

	30,855	81,521	(368,934)

Net effect of AFS securities on other comprehensive income	30,855	81,521	(368,934)
Cash flow hedge derivatives:
Unrealized gain on cash flow hedge before reclassification to interest expense	12,744	6,548	53,572
Related income tax effect	(2,987)	(1,526)	(12,482)
Net reclassification adjustment for gains included in net income	(20,932)	(23,574)	(5,782)
Related income tax effect	4,926	5,493	1,347

Net effect of cash flow hedge derivatives on other comprehensive income	(6,249)	(13,059)	36,655
Defined benefit pension plan:
Net actuarial gain during the period	12,348	2,635	2,195
Related income tax expense	(2,951)	(613)	(512)
Amortization of net actuarial loss recognized in net income	2,315	3,347	3,645
Related income tax effect	(540)	(780)	(893)

Net effect of change in defined benefit pension plan on other comprehensive income	11,172	4,589	4,435

Total change in other comprehensive income, net of tax	35,778	73,051	(327,844)

Total Comprehensive Income	$408,774	$439,364	$51,783

The components of accumulated other comprehensive income for the year ended December 31, 2024 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Year Ended December 31, 2024
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2024	$(278,819)	$39,955	$(20,817)	$(259,681)
Other comprehensive income before reclassification	18,411	9,757	0	28,168
Amounts reclassified from accumulated other comprehensive income	12,444	(16,006)	11,172	7,610

Net current-period other comprehensive income (loss), net of tax	30,855	(6,249)	11,172	35,778

Balance at December 31, 2024	$(247,964)	$33,706	$(9,645)	$(223,903)

(a) All amounts are
net-of-tax.
United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

11
8

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2024
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$16,296	Net investment securities losses

	16,296	Total before tax
Related income tax effect	(3,852)	Tax expense

	12,444	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(20,932)	Interest expense

	(20,932)	Total before tax
Related income tax effect	4,926	Tax expense

	(16,006)	Net of tax

Pension plan:
Recognized net actuarial gain	12,348 (a)
Amortization of net actuarial loss	2,315 (b)

	14,663	Total before tax
Related income tax effect	(3,491)	Tax expense

	11,172	Net of tax

Total reclassifications for the period	$7,610

(a)   This AOCI component is included in the computation of changes in plan assets (see Note P, Employee Benefit Plans)
(b)   This AOCI component is included in the computation of net periodic pension cost (see Note P, Employee Benefit Plans)

NOTE
U--UNITED
BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2024	2023
Assets
Cash and due from banks	$249,515	$238,256
Securities available for sale	5,663	5,846
Securities held to maturity	20	20
Equity securities	15,897	3,735
Other investment securities	11,400	20,704
Investment in subsidiaries:
Bank subsidiaries	5,024,692	4,818,320
Nonbank subsidiaries	55,755	54,556
Goodwill	(16,715)	(16,715)
Other assets	32,152	28,315

Total Assets	$5,378,379	$5,153,037

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$280,221	$278,617
Accrued expenses and other liabilities	104,935	103,180
Shareholders’ equity (including other accumulated comprehensive losses of $223,903 and $259,681 at December 31, 2024 and 2023, respectively)	4,993,223	4,771,240

Total Liabilities and Shareholders’ Equity	$5,378,379	$5,153,037

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2024	2023	2022
Income
Dividends from banking subsidiaries	$231,000	$217,000	$272,500
Net interest income	933	970	446
Management fees:
Bank subsidiaries	48,307	43,852	35,931
Nonbank subsidiaries	51	27	27
Other income	5,064	2,167	3,053

Total Income	285,355	264,016	311,957

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2024	2023	2022
Expenses
Operating expenses	80,922	67,968	50,242

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	204,433	196,048	261,715
Applicable income tax benefit	(5,589)	(4,521)	(2,196)

Income Before Equity in Undistributed Net
Income of Subsidiaries	210,022	200,569	263,911
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	169,778	170,997	117,594
Nonbank subsidiaries	(6,804)	(5,253)	(1,878)

Net Income	$372,996	$366,313	$379,627

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2024	2023	2022
Operating Activities
Net income	$372,996	$366,313	$379,627
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(162,974)	(165,744)	(115,716)
Amortization of net periodic pension costs	141	204	220
Stock-based compensation	12,130	12,463	9,881
Excess tax benefits from stock-based compensation arrangements	258	128	1,040
Net change in other assets and liabilities	(5,925)	(5,420)	(6,118)

Net Cash Provided by Operating Activities	216,626	207,944	268,934

Investing Activities
Net proceeds from sales (purchases) of debt securities	183	338	(426)
Net proceeds from sales (purchases) of equity securities	130	(1,303)	4,186
Increase in investment in subsidiaries	(8,000)	(16,000)	(13,000)
Change in other investment securities	(1,187)	(1,525)	(6,144)

Net Cash Used in Investing Activities	(8,874)	(18,490)	(15,384)

Financing Activities
Repayment of subordinated notes	0	(10,250)	0
Cash dividends paid	(200,727)	(194,727)	(193,041)
Acquisition of treasury stock	(1,040)	(1,382)	(79,460)
Proceeds from exercise of stock options	5,274	1,750	10,295

Net Cash Used in Financing Activities	(196,493)	(204,609)	(262,206)

Increase (Decrease) in Cash and Cash Equivalents	11,259	(15,155)	(8,656)
Cash and Cash Equivalents at Beginning of Year	238,256	253,411	262,067

Cash and Cash Equivalents at End of Year	$249,515	$238,256	$253,411

NOTE
V--REGULATORY
MATTERS
United Bank maintains average reserve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained for the year ended December 31, 2024 and 2023 were approximately $1,184,007,000 and $813,480,000, respectively. No reserve balance for the year ended December 31, 2024 and 2023 was required.
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

12
0

During 2025, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $340,775,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $395,066,000 at December 31, 2024, and must be secured by qualifying collateral.
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
As previously mentioned, in December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The quantitative measures established by the Basel III regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2024, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2024, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.
United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2024:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,897,755	16.5%	$1,887,433	≥	8.0%	$2,359,292	≥	10.0%
United Bank	3,620,657	15.4%	1,877,704	≥	8.0%	2,347,131	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$3,335,667	14.1%	$1,415,575	≥	6.0%	$1,887,433	≥	8.0%
United Bank	3,348,071	14.3%	1,408,278	≥	6.0%	1,877,704	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$3,335,667	14.1%	$1,061,681	≥	4.5%	$1,533,540	≥	6.5%
United Bank	3,348,071	14.3%	1,056,209	≥	4.5%	1,525,635	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$3,335,667	11.7%	$1,136,661	≥	4.0%	$1,420,827	≥	5.0%
United Bank	3,348,071	11.8%	1,132,023	≥	4.0%	1,415,029	≥	5.0%
As of December 31, 2023:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,700,453	15.4%	$1,924,541	≥	8.0%	$2,405,676	≥	10.0%
United Bank	3,440,096	14.4%	1,916,834	≥	8.0%	2,396,043	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$3,162,118	13.1%	$1,443,405	≥	6.0%	$1,924,541	≥	8.0%
United Bank	3,190,950	13.3%	1,437,626	≥	6.0%	1,916,834	≥	8.0%

(Dollars in thousands)	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$3,162,118	13.1%	$1,082,554	≥	4.5%	$1,563,689	≥	6.5%
United Bank	3,190,950	13.3%	1,078,219	≥	4.5%	1,557,428	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$3,162,118	11.4%	$1,110,296	≥	4.0%	$1,387,870	≥	5.0%
United Bank	3,190,950	11.5%	1,108,321	≥	4.0%	1,385,401	≥	5.0%
NOTE
W--FAIR
VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2024, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at December 31, 2024. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.12% to 0.64% with a weighted average increase of 0.20%.
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

12
2

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by United. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United may enter into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. The rate lock commitments to borrowers and the forward sales contracts to investors are undesignated derivatives and accordingly, are marked to fair value through earnings. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics as well as considering the probability of the loan closing (i.e. the “pull-through” rate) (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2024, the range of historical sales prices increased the investor’s indicated pricing by a range of
0.12
% to
0.64
% with a weighted average increase of
0.20
%.
For derivatives that are not designated in a hedge relationship, changes in the fair value of these derivatives are recognized in income from mortgage banking activities in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationship, if any, are included in noninterest income and noninterest expense, respectively.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair Value at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$0	$245,842	$0
State and political subdivisions	495,073	0	495,073	0
Residential mortgage-backed securities
Agency	1,059,719	0	1,059,719	0
Non-agency	82,123	0	82,123	0
Commercial mortgage-backed securities
Agency	329,986	0	329,986	0
Asset-backed securities	474,982	0	474,982	0
Single issue trust preferred securities	11,919	0	11,919	0

		Fair Value at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other corporate securities	260,075	4,965	255,110	0

Total available for sale securities	2,959,719	4,965	2,954,754	0
Equity securities:
Financial services industry	12.504	12,504	0	0
Equity mutual funds (1)	3,394	3,394	0	0
Fixed income mutual funds	5,160	5,160	0	0

Total equity securities	21,058	21,058	0	0
Loans held for sale	44,360	0	0	44,360
Derivative financial assets:
Interest rate swap contracts	644	0	644	0
TBA mortgage-backed securities	278	0	0	278
Interest rate lock commitments	339	0	0	339

Total derivative financial assets	1,261	0	644	617
Liabilities
Derivative financial liabilities:
Forward sales commitments	20	0	0	20

Total derivative financial liabilities	20	0	0	20

		Fair Value at December 31, 2023 Using
(In thousands) Description	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$484,950	$0	$484,950	$0
State and political subdivisions	533,831	0	533,831	0
Residential mortgage-backed securities
Agency	1,049,941	0	1,049,941	0
Non-agency	90,611	0	90,611	0
Commercial mortgage-backed securities
Agency	459,298	0	459,298	0
Asset-backed securities	860,638	0	860,638	0
Single issue trust preferred securities	15,141	0	15,141	0
Other corporate securities	291,967	5,159	286,808	0

Total available for sale securities	3,786,377	5,159	3,781,218	0
Equity securities:
Financial services industry	211	211	0	0
Equity mutual funds (1)	3,524	3,524	0	0
Fixed income mutual funds	5,210	5,210	0	0

Total equity securities	8,945	8,945	0	0
Loans held for sale	56,261	0	4,283	51,978
Derivative financial assets:
Interest rate swap contracts	611	0	611	0
Forward sales commitments	93	0	60	33
Interest rate lock commitments	1,144	0	139	1,005

Total derivative financial assets	1,848	0	810	1,038

Liabilities
Derivative financial liabilities :
TBA mortgage-backed securities	678	0	11	667

Total derivative financial liabilities	678	0	11	667

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.

There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2024 and 2023.
The following tables present additional information about financial assets and liabilities measured at fair value at December 31, 2024 and 2023 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
December31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	607,383	0	0	0	0	0
Sales	(630,244)	0	0	0	0	0
Transfers other	0	278	(33)	(666)	(667)	20
Total gains during the period recognized in earnings	15,243	0	0	0	0	0

Balance, end of period	$44,360	$278	$0	$339	$0	$20

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,133)	$278	0	$339	$0	$20

		Derivative Assets			Derivative Liabilities
December 31, 2023	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Interest Rate Lock Commitments
Balance, beginning of period	$44,871	$26	$6	$844	$213	$348
Originations	1,156,616	0	0	0	0	0
Sales	(1,179,612)	0	0	0	0	0
Transfers other	0	(26)	27	161	454	(348)
Total gains during the period recognized in earnings	30,103	0	0	0	0	0

Balance, end of period	$51,978	$0	$33	$1,005	$667	$0

The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$1,142	$0	$33	$1,005	$667	$0

Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2024	Year Ended December 31, 2023
Income from mortgage banking activities	$ (1,222)	$ 1,175
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2024			December 31, 2023
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$43,698	$44,360	$662	$54,377	$56,261	$1,884
No loans held for sale were past due or on nonaccrual status as of December 31, 2024 and 2023.
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

12
6

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
No
other fair value measurement of intangible assets was made during the year of 2024 and 2023.
Mortgage Servicing Rights (“MSRs”):
A mortgage servicing right asset represents the amount by which the present value of the estimated future net cash flows to be received from servicing loans are expected to more than adequately compensate the Company for performing the servicing. The Company initially measures servicing assets and liabilities retained related to the sale of residential loans held for sale at fair value. For subsequent measurement purposes, the Company measures servicing assets and liabilities using the amortization method on a quarterly basis. The quarterly determination of fair value of servicing rights is provided by a third party and is estimated using a present value cash flow model. The most important assumptions used in the valuation model are the anticipated rate of the loan prepayments and discount rates. Although some assumptions in determining fair value are based on standards used by market participants, some are based on unobservable inputs and therefore are classified in Level 3 of the valuation hierarchy. The unobservable inputs for Level 3 valuations are market discount rates, anticipated prepayment speeds, projected delinquency rates, and ancillary fee income net of servicing costs. During the third quarter of 2024, United sold its remaining balance of MSRs. For the unobservable inputs used in the valuation of MSRs at December 31, 2023, refer to Note J of these Notes to Consolidated Financial Statements. The Company did not record any temporary impairment of MSRs in during the year of 2024 and 2023.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

(In thousands) Description		Fair Value at December 31, 2024
	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$40,701	$0	$21,725	$18,976	$(231)
OREO	327	0	240	87	0

(In thousands) Description		Fair Value at December 31, 2023
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$45,308	$0	$44,722	$586	$314
OREO	2,615	0	2,615	0	(67)
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

12
8

Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value at Measurement
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$2,292,244	$2,292,244	$0	$2,292,244	$0
Securities available for sale	2,959,719	2,959,719	4,965	2,954,754	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,058	21,058	21,058	0	0
Other securities	277,517	263,641	0	0	263,641
Loans held for sale	44,360	44,360	0	0	44,360
Net loans	21,401,649	20,868,239	0	0	20,868,239
Derivative financial assets,	1,261	1,261	0	644	617
Mortgage servicing rights	0	0	0	0	0
Deposits	23,961,859	23,922,063	0	23,922,063	0
Short-term borrowings	176,090	176,090	0	176,090	0
Long-term borrowings	540,420	505,305	0	505,305	0
Derivative financial liabilities	20	20	0	0	20

December 31, 2023
Cash and cash equivalents	$1,598,943	$1,598,943	$0	$1,598,943	$0
Securities available for sale	3,786,377	3,786,377	5,159	3,781,218	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	8,945	8,945	8,945	0	0
Other securities	329,429	312,958	0	0	312,958
Loans held for sale	56,261	56,261	0	4,283	51,978
Net loans	21,099,847	20,463,710	0	0	20,463,710
Derivative financial assets,	1,848	1,848	0	810	1,038
Mortgage servicing rights	4,554	13,427	0	0	13,427
Deposits	22,819,319	22,760,310	0	22,760,310	0
Short-term borrowings	196,095	196,095	0	196,095	0
Long-term borrowings	1,789,103	1,769,123	0	1,769,123	0
Derivative financial liabilities	678	678	0	11	667
NOTE
X--VARIABLE
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

As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At December 31, 2024 and 2023, United’s investment (maximum exposure to loss) in these trusts were $12,238,000 and $11,751,000, respectively.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At December 31, 2024 and 2023, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $98,441,000 and $87,554,000, respectively, while related unfunded commitments were $89,292,000 and $63,539,000, respectively. As of December 31, 2024, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
NOTE
Y--SEGMENT
INFORMATION
United operates in one reportable segment, community banking. Through its community banking segment, United offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. The community banking segment derives revenues mainly from interest income on loans to customers, investment securities held and other short-term investments in addition to fees and income derived related to the services listed above.
The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies. United’s chief operating decision maker (“CODM”) is its chief executive officer who maintains responsibility for the day-to-day
management of the Company including regularly reviewing the operating results of the community banking segment in order to assess performance and make decisions about resource allocation based on net income that also is reported on the income statement as consolidated net income. The measure of community banking segment assets is reported on the Consolidated Balance Sheets as total assets
.
The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the community banking segment or into other parts of the entity, such as for acquisitions or to pay dividends. Net income is used to monitor budget versus actual results as well as comparing to prior year’s results. The comparative analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment.

13
0

Information about the community banking segment for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Year Ended December 31
(In thousands)	2024	2023	2022
Total Assets	$30,023,545	$29,926,482	$29,489,380

Net interest income	$911,068	$919,924	$896,431
Provision for credit losses	25,153	31,153	18,822
Other income	123,695	135,258	153,261
Other expense
Employee compensation	234,618	230,809	242,408
Employee benefits	53,621	48,368	45,944
Net occupancy expense	46,084	46,426	45,129
OREO expense	576	1,355	2,138
Net (gains) losses on the sales of OREO properties	(75)	(60)	700
Equipment expense	29,686	29,731	29,320
Data processing expense	29,646	29,395	29,997
Mortgage loan servicing expense and impairment	2,694	5,596	7,099
Bankcard processing expense	2,490	2,192	1,938
FDIC insurance expense	19,735	30,376	11,988
Other segment expense (a)	125,956	136,036	138,426

Total other expense	545,031	560,224	555,087
Income before income taxes	464,579	463,805	475,783
Income taxes	91,583	97,492	96,156

Segment net income	372,996	366,313	379,627
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0

Consolidated net income	$372,996	$366,313	$379,627

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

NOTE
Z--QUARTERLY
FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2024 and 2023 is summarized below:

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2024
Interest income	$369,180	$374,184	$382,723	$376,034
Interest expense	146,691	148,469	152,467	143,426
Net interest income	222,489	225,715	230,256	232,608
Provision for credit losses	5,740	5,779	6,943	6,691
Mortgage banking income	5,298	3,901	4,544	2,314
Securities (losses) gains, net	(99)	(218)	(6,715)	(688)
Other noninterest income	27,013	26,540	34,113	27,692
Noninterest expense	140,742	134,774	135,339	134,176
Income taxes	21,405	18,878	24,649	26,651
Net income (1)	86,814	96,507	95,267	94,408

Per share data:
Average shares outstanding (000s):
Basic	134,809	135,138	135,158	135,236
Diluted	135,121	135,315	135,505	135,732
Net income per share:
Basic	$0.64	$0.71	$0.70	$0.70
Diluted	$0.64	$0.71	$0.70	$0.69
Dividends per share	$0.37	$0.37	$0.37	$0.37

2023
Interest income	$329,303	$345,932	$356,910	$369,175
Interest expense	94,983	118,471	128,457	139,485
Net interest income	234,320	227,461	228,453	229,690
Provision for credit losses	6,890	11,440	5,948	6,875
Mortgage banking income	6,384	7,907	7,556	4,746
Securities (losses) gains, net	(405)	(7,336)	(181)	276
Other noninterest income	26,765	34,607	26,286	28,653

Noninterest expense	137,419	135,288	135,230	152,287
Income taxes	24,448	23,452	24,779	24,813
Net income (1)	98,307	92,459	96,157	79,390

Per share data:
Average shares outstanding (000s):
Basic	134,411	134,683	134,685	134,691
Diluted	134,840	134,850	134,888	134,985
Net income per share:
Basic	$0.73	$0.68	$0.71	$0.59
Diluted	$0.73	$0.68	$0.71	$0.59
Dividends per share	$0.36	$0.36	$0.36	$0.37
(1) For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

13
1
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 61-62 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in
Rule 13a-15(f)
under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended December 31, 2024, none
 of our directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Rule 408(e) of Regulation S-K.

Item 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None

UNITED BANKSHARES, INC.
FORM
10-K,
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2025 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at
www.ubsi-inc.com.
Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
Since the disclosure of the procedures in the definitive proxy statement for the 2024 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.
United adopted an Insider Trading Policy on August 5, 2024, a copy of which is included as Exhibit 19 to this Form
10-K.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, excluding the information under the subheading “Pay Versus Performance Table”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2025 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2025 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

Listing of Exhibits — See the Index to Exhibits on page 136 of this Form 10-K.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 9, 2024, by and between United Bankshares, Inc. and Piedmont Bancorp, Inc. (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated May 9, 2024 and filed May 10, 2024 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated and filed on March 20, 2020 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

10.2	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.4	Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.9 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.5	Form of 2017 Amendment to Amended and Restated Change of Control Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.6 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

Exhibit No.	Description

10.6	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.7	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.8	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.3 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.9	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.10	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.11	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.1 to the Form 10-Q dated March 31, 2016 and filed May 9, 2016 for United Bankshares, Inc., File No. 002-86947)

10.12	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.13	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.14	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.15	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.16	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.17	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.18	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

10.19	United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., File No. 002-86947)

19	United Bankshares, Inc. Insider Trading Policy (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

97	United Bankshares, Inc. Compensation Recoupment Policy (incorporated into this filing by reference to Exhibit 97 to the Annual Report on Form 10-K for the period ended December 31, 2003 and filed February 29, 2024 for United Bankshares, Inc. File No. 002-86947)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	FORM 10-K SUMMARY

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

Signatures	Title	Date

/s/ Richard M. Adams, Jr.	Chief Executive Officer Director	February 28, 2025

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	February 28, 2025

/s/ Richard M. Adams	Executive Chairman Director	February 28, 2025

/s/ J. Paul McNamara	Director	February 28, 2025

/s/ Mark R. Nesselroad	Director	February 28, 2025

/s/ Lacy I. Rice, III	Director	February 28, 2025

/s/ P. Clinton Winter	Director	February 28, 2025

/s/ Sara DuMond	Director	February 28, 2025

/s/ Gary G. White	Director	February 28, 2025

/s/ Mary K. Weddle	Director	February 28, 2025

/s/ Charles L. Capito, Jr.	Director	February 28, 2025

/s/ Micheal P. Fitzgerald	Director	February 28, 2025

/s/ Albert H. Small, Jr.	Director	February 28, 2025

/s/ Patrice A. Harris	Director	February 28, 2025

/s/ Peter A. Converse	Director	February 28, 2025

/s/ Diana Lewis Jackson	Director	February 28, 2025

139