Form 10-Q
period 2025-03-31
UNITED BANKSHARES INC/WV
filed 2025-05-09
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2025
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
 3
0
, 2025
, the registrant had
142,059,584
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2025 and December 31, 2024, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2025 and 2024, the related condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	March 31 2025	December 31 2024
	(Unaudited)	(Note 1)

Assets
Cash and due from banks	$287,149	$240,655
Interest-bearing deposits with other banks	2,321,735	2,050,321
Federal funds sold	1,299	1,268

Total cash and cash equivalents	2,610,183	2,292,244
Securities available for sale at estimated fair value (amortized cost-$3,282,372 at March 31, 2025 and $3,282,690 at December 31, 2024, allowance for credit losses of $0 at March 31, 2025 and December 31, 2024)	3,002,984	2,959,719
Securities held to maturity, net of allowance for credit losses of $18 at March 31, 2025 and December 31, 2024 (estimated fair value-$1,020 at March 31, 2025 and December 31, 2024)	1,002	1,002
Equity securities at estimated fair value	21,514	21,058
Other investment securities	288,497	277,517
Loans held for sale measured using fair value option	28,642	44,360
Loans and leases	23,874,078	21,680,498
Less: Unearned income	(11,006)	(7,005)

Loans and leases, net of unearned income	23,863,072	21,673,493
Less: Allowance for loan and lease losses	(310,424)	(271,844)

Net loans and leases	23,552,648	21,401,649
Bank premises and equipment	209,952	186,131
Operating lease right-of-use assets	86,832	81,742
Goodwill	2,023,604	1,888,889
Bank-owned life insurance (“BOLI”)	538,733	497,181
Accrued interest receivable	110,509	102,412
Other assets	313,394	269,641

TOTAL ASSETS	$32,788,494	$30,023,545

Liabilities
Deposits:
Noninterest-bearing	$6,480,877	$6,135,413
Interest-bearing	19,883,758	17,826,446

Total deposits	26,364,635	23,961,859
Borrowings:
Securities sold under agreements to repurchase	176,015	176,090
Federal Home Loan Bank (“FHLB”) borrowings	250,000	260,199
Other long-term borrowings	300,623	280,221
Reserve for lending-related commitments	36,567	34,911
Operating lease liabilities	91,921	86,771
Accrued expenses and other liabilities	254,284	230,271

TOTAL LIABILITIES	27,474,045	25,030,322
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued- 150,830,203 and 142,694,816 at March 31, 2025 and December 31, 2024, respectively, including 7,939,055 and 7,348,188 shares in treasury at March 31, 2025 and December 31, 2024, respectively	377,076	356,737
Surplus	3,457,837	3,196,154
Retained earnings	1,948,696	1,917,726
Accumulated other comprehensive loss	(195,008)	(223,903)
Treasury stock, at cost	(274,152)	(253,491)

TOTAL SHAREHOLDERS’ EQUITY	5,314,449	4,993,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,788,494	$30,023,545

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2025	2024
Interest income
Interest and fees on loans	$351,836	$320,991
Interest on federal funds sold and other short-term investments	23,726	12,303
Interest and dividends on securities:
Taxable	26,911	34,722
Tax-exempt	1,174	1,164

Total interest income	403,647	369,180
Interest expense
Interest on deposits	136,288	128,377
Interest on short-term borrowings	1,450	2,082
Interest on long-term borrowings	5,854	16,232

Total interest expense	143,592	146,691

Net interest income	260,055	222,489
Provision for credit losses	29,103	5,740

Net interest income after provision for credit losses	230,952	216,749
Other income
Fees from trust services	4,782	4,646
Fees from brokerage services	5,645	5,267
Fees from deposit services	9,307	8,971
Bankcard fees and merchant discounts	1,751	1,873
Other service charges, commissions, and fees	1,081	858
Income from bank-owned life insurance	3,370	2,418
Income from mortgage banking activities	2,479	5,298
Mortgage loan servicing income	0	789
Net investment securities gains (losses)	521	(99)
Other income	618	2,191

Total other income	29,554	32,212
Other expense
Employee compensation	60,866	59,293
Employee benefits	13,291	14,671
Net occupancy expense	12,601	12,343
Other real estate owned (“OREO”) expense	22	159
Net gains on the sales of OREO properties	(11)	(83)
Equipment expense	8,582	6,853
Data processing expense	8,455	7,463
Mortgage loan servicing expense and impairment	0	1,015
Bankcard processing expense	600	616
FDIC insurance expense	4,728	6,455
Other expense	44,439	31,957

Total other expense	153,573	140,742

Income before income taxes	106,933	108,219
Income taxes	22,627	21,405

Net income	$84,306	$86,814

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended
	March 31
	2025	2024

Earnings per common share:
Basic	$0.59	$0.64

Diluted	$0.59	$0.64

Average outstanding shares:
Basic	142,330,694	134,808,634
Diluted	142,698,118	135,121,380
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended
	March 31
	2025	2024
Net income	$84,306	$86,814
Other comprehensive income (loss) on available-for-sale (“AFS”) securities, net of tax	33,167	(2,392)
Other comprehensive (loss) income on cash flow hedge, net of tax	(4,272)	657
Other comprehensive income on defined benefit pension plan, net of tax	0	424

Total comprehensive income, net of tax	$113,201	$85,503

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2025
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings

Balance at January 1, 2025	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223
Comprehensive income:
Net income	0	0	0	84,306	0	0	84,306
Other comprehensive income, net of tax	0	0	0	0	28,895	0	28,895

Total comprehensive income, net of tax							113,201
Stock based compensation expense	0	0	2,875	0	0	0	2,875
Acquisition of Piedmont Bancorp, Inc. (7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock grant forfeiture (8,543 shares)	0	0	313	0	0	(313)	0
Purchase of treasury stock (582,324 shares)	0	0	0	0	0	(20,348)	(20,348)
Cash dividends ($0.37 per share)	0	0	0	(53,336)	0	0	(53,336)
Net issuance of common stock under stock-based compensation plans (274,556 shares)	274,556	687	(2,799)	0	0	0	(2,112)

Balance at March 31, 2025	150,830,203	$377,076	$3,457,837	$1,948,696	$(195,008)	$(274,152)	$5,314,449

	Three Months Ended March 31, 2024
	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings

Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	$356,341	$3,183,198	$1,782,220	$(260,992)	$(253,326)	$4,807,441

See notes to consolidated unaudited financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended March 31
	2025	2024

NET CASH PROVIDED BY OPERATING ACTIVITIES	$119,982	$124,371
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	90	93
Proceeds from maturities and calls of securities available for sale	586,147	416,317
Purchases of securities available for sale	(491,975)	(248,049)
Proceeds from sales of equity securities	161	289
Purchases of equity securities	(96)	(205)
Proceeds from sales and redemptions of other investment securities	2,251	46,739
Purchases of other investment securities	(13,170)	(52,379)
Purchases of bank premises and equipment	(3,895)	(4,772)
Proceeds from sales of bank premises and equipment	1	63
Proceeds from termination of bank-owned life insurance policies	2,105	0
Acquisition of Piedmont Bancorp, Inc., net of cash paid	77,476	0
Proceeds from the sales of OREO properties	19	146
Net change in loans and leases	(177,788)	(160,675)

NET CASH USED IN INVESTING ACTIVITIES	(18,674)	(2,433)

FINANCING ACTIVITIES
Cash dividends paid	(50,478)	(50,137)
Acquisition of treasury stock	(20,348)	(1,030)
Proceeds from exercise of stock options	319	702
Repayment of long-term Federal Home Loan Bank borrowings	(10,000)	(1,500,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	1,450,000
Changes in:
Deposits	297,213	100,598
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(75)	11,632

NET CASH PROVIDED BY FINANCING ACTIVITIES	216,631	11,765

Increase in cash and cash equivalents	317,939	133,703
Cash and cash equivalents at beginning of year	2,292,244	1,598,943

Cash and cash equivalents at end of period	$2,610,183	$1,732,646

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$1,156	$119
Right-of-use assets obtained in the exchange for lease liabilities	3,853	3,671
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	2,219,731	0
Liabilities assumed	2,150,976	0
Goodwill	134,715	0
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2025 and 2024 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2024 has been extracted from the audited financial statements included in United’s 2024 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2024 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of March 31, 2025, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
New Accounting Standards
In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2025-01,
“Income Statement – Reporting, Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40).”
ASU
2025-01
revised the effective date of ASU
2024-03
to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt.
In November 2024, the FASB issued Accounting Standards Update ASU
2024-04,
“Induced Conversions of Convertible Debt Instruments.” ASU
2024-04
provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. ASU
2024-04
requires entities to apply a preexisting contract approach. To qualify for induced conversion accounting under this approach, the inducement offer is required to preserve the form of consideration and result in an amount of consideration that is not less than that issuable pursuant to the preexisting conversion privileges. ASU
2024-04
clarifies how entities should assess the form and amount of consideration when applying this approach. ASU
2024-04
is effective for public business entities for annual periods beginning after December 15, 2025, with early adoption permitted, and can be adopted either on a prospective or retrospective basis. However, the effective date was updated by ASU
2025-01.
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
is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of
ASU 2023-07
did not have an impact on the Company’s financial condition or results of operations but changed certain disclosures in United’s SEC filings starting with the 2024 Annual Report on Form
10-K.
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
2. MERGERS AND ACQUISITIONS
On January 10, 2025 (“Acquisition Date”), United consummated its acquisition of Piedmont Bancorp, Inc. (“Piedmont”). Piedmont was merged with and into United (the “Merger”), pursuant to the terms of the Agreement and Plan of Merger, dated May 9, 2024, by and between United and Piedmont (the “Agreement”). The Merger was accounted for under the acquisition method of accounting. Piedmont was the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.
Under the terms of the Agreement, each outstanding share of common stock of Piedmont was converted into the right to receive 0.300 shares of United common stock, par value $2.50 per share
 (the “Exchange Ratio”).

Also pursuant to the Agreement, as of the effective time of the Merger, each option to purchase shares of Piedmont Common Stock (each, a “Piedmont Stock Option”) that was outstanding under the Piedmont Bancorp, Inc. 2009 Stock Option Plan (the “Piedmont Stock Plan”) immediately prior to the effective time of the Merger, was, to the extent not vested, became fully vested and exercisable and was canceled in consideration for the right to receive a lump sum cash payment with respect thereto equal to the product of: (i) the excess, if any, of the product of (A) the volume-weighted average of the closing sales price on Nasdaq of United Common Stock for the 10 full trading days ending on the second trading day immediately preceding the effective date of the Merger (the “Average United Closing Price”) multiplied by (B) the Exchange Ratio, over the applicable exercise price of such Piedmont Stock Option; and (ii) the number of shares of Piedmont Common Stock subject to such Piedmont Stock Option, less any required withholding taxes.
Also pursuant to the Agreement, as of the effective time of the Merger, each warrant to purchase shares of Piedmont Common Stock (each, a “Piedmont Stock Warrant”) that was outstanding under the Piedmont Stock Plan or individual award agreement immediately prior to the Effective Time, was, to the extent not vested, became fully vested and exercisable and canceled, and in consideration therefor, received a lump sum cash payment with respect thereto equal to the product of: (A) the excess, if any, of the product of (x) the Average United Closing Price multiplied by (y) the Exchange Ratio, over the applicable exercise price of such Piedmont Stock Warrant; and (B) the number of shares of Piedmont Common Stock subject to such Piedmont Stock Warrant, less any required withholding taxes.
In addition, at the effective time of the Merger, each restricted stock grant, restricted stock unit grant and any other award in respect of a share of Piedmont Common Stock subject to vesting, repurchase or other lapse restriction under a Piedmont Stock Plan that was outstanding immediately prior to the Effective Time other than a Piedmont Option or a Piedmont Stock Warrant (each, a “Piedmont Stock Award”) became fully vested, cancelled and converted automatically into the right to receive the Merger Consideration (with any fractional share being entitled to receive cash in lieu thereof) in respect of each share of Piedmont Common Stock underlying such Piedmont Stock Award, less any required withholding taxes.
Immediately following the Merger, The Piedmont Bank, a wholly-owned subsidiary of Piedmont, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”) pursuant to an Agreement and Plan of Merger dated May 9, 2024 (the “Bank Plan of Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation.
The Piedmont Merger was accounted for under the acquisition method of accounting. The results of operations of Piedmont are included in the consolidated results of operations from the Acquisition Date. At the Acquisition Date, Piedmont had $2,356,883 in total assets, $2,079,933 in loans and leases, net of unearned income and $2,105,402 in deposits. For the first quarter of 2025, United recorded acquisition-related costs for the Piedmont merger of $30,041, including a provision for credit losses of $18,726 for purchased non-credit
deteriorated
(“non-PCD”)
loans.
The aggregate purchase price was $280,967, including common stock valued at $280,946 and cash paid for fractional shares of $21. The number of shares issued in the transaction was 7,860,831, which were valued based on the closing market price of $35.74 for United’s common shares on January 10, 2025. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, and core deposit intangibles of $134,715 and $32,764, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Piedmont. None of the goodwill from the Piedmont acquisition is expected to be deductible for tax purposes. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.

United
used an independent third party to help determine the fair values of the assets and liabilities acquired from Piedmont. As a result of the merger, United recorded preliminary fair value discounts of $64,934 on the loans and leases acquired, $
24,977
on
available-for-sale
investment securities acquired, and $
3,492
on land acquired, respectively, and premiums of $
1,469
on buildings acquired and $408 on interest-bearing time deposits, respectively. United also recorded an allowance for loan and lease losses of $
36,244
on the loans acquired split between $
17,518
for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $
18,726
for
non-PCD
loans recorded to the provision for credit losses. In addition, United also recorded a reserve for lending-related commitments of $
4,058
on the loan commitments acquired with an offset within other expense. The discounts and premium amounts, except for discount on the land acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At March 31, 2025, the premiums on the buildings and interest-bearing time deposits each had an average estimated remaining life of
31.3
years and 1.8 years, respectively.
Portfolio loans acquired from Piedmont were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD.
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for loan and lease losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $
20,300
at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated at March 31, 2025
to be a weighted-average of
6.3
years. For
non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which at March 31, 2025
is estimated to be a weighted-average of
5.6
years. The total fair value mark on the
non-PCD
loans at the Acquisition Date was $44,634. At the Acquisition Date, an initial allowance for expected loan and lease losses of $
18,726
was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for
credit
losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Piedmont as of the Acquisition Date:

Purchase price of PCD loans and leases at acquisition	$410,478
Allowance for credit losses at acquisition	17,518
Non-credit discount at acquisition	20,300

Par value (UPB) of acquired PCD loans and leases at acquisition	$448,296

The consideration paid for Piedmont’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Piedmont Acquisition Date were as follows:

Purchase price:
Value of common shares issued (7,860,831 shares)	$280,946
Cash for fractional shares	21

Total purchase price	280,967

Identifiable assets:
Cash and cash equivalents	77,497
Investment securities	94,426
Net loans and leases	1,997,481
Premises and equipment	24,258
Operating lease right-of-use assets	5,744
BOLI	40,801
Core deposit intangible	32,764
Other assets	24,600

Total identifiable assets	$2,297,571

Identifiable liabilities:
Deposits	$2,105,810
Long-term borrowings	20,000
Operating lease liabilities	5,744
Other liabilities	19,765

Total identifiable liabilities	2,151,319

Preliminary fair value of net assets acquired including identifiable intangible assets	146,252

Preliminary resulting goodwill	$134,715

The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s Georgia geographic area, which comprises the acquired operations of Piedmont provided $
30,154
in total revenues (net interest income plus other income), and $
19,424
in net income
, excluding non-allocated items,

since the Acquisition Date. These amounts are included in United’s consolidated financial statements as of March 31, 2025 and for the first three months of 2025. Piedmont’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.
The following table presents certain unaudited pro forma information for the results of operations for the three months ended March 31, 2025 and 2024, as if the Piedmont merger had occurred on January 1, 2025 and 2024, respectively. These results combine the historical results of Piedmont into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Piedmont’s provision for credit losses for 2025 and 2024 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2025 and 2024. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Three Months Ended March 31
	2025	2024
Total Revenues (1)	$292,841	$280,486
Net Income	73,981	96,083

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	March 31, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$247,180	$28	$2,527	$0	$244,681
State and political subdivisions	584,978	91	74,681	0	510,388
Residential mortgage-backed securities
Agency	1,264,894	2,743	144,715	0	1,122,922
Non-agency	87,215	383	5,558	0	82,040
Commercial mortgage-backed securities
Agency	457,455	3,930	36,009	0	425,376
Asset-backed securities	347,462	32	2,824	0	344,670
Single issue trust preferred securities	13,301	0	1,269	0	12,032
Other corporate securities	279,887	0	19,012	0	260,875

Total	$3,282,372	$7,207	$286,595	$0	$3,002,984

	December 31, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$248,867	$59	$3,084	$0	$245,842
State and political subdivisions	574,580	8	79,515	0	495,073
Residential mortgage-backed securities
Agency	1,226,400	433	167,114	0	1,059,719
Non-agency	88,392	262	6,531	0	82,123
Commercial mortgage-backed securities
Agency	372,646	38	42,698	0	329,986
Asset-backed securities	476,863	166	2,047	0	474,982
Single issue trust preferred securities	13,296	0	1,377	0	11,919
Other corporate securities	281,646	0	21,571	0	260,075

Total	$3,282,690	$966	$323,937	$0	$2,959,719

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $14,300 and $14,776 at March 31, 2025 and December 31, 2024, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2025 and December 31, 2024.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,268	$4	$42,454	$2,523	$43,722	$2,527
State and political subdivisions	4,973	80	481,745	74,601	486,718	74,681
Residential mortgage-backed securities
Agency	54,626	576	849,024	144,139	903,650	144,715
Non-agency	0	0	59,798	5,558	59,798	5,558
Commercial mortgage-backed securities
Agency	7,259	2	317,295	36,007	324,554	36,009
Asset-backed securities	116,711	391	193,277	2,433	309,988	2,824
Single issue trust preferred securities	0	0	12,032	1,269	12,032	1,269
Other corporate securities	0	0	254,925	19,012	254,925	19,012

Total	$184,837	$1,053	$2,210,550	$285,542	$2,395,387	$286,595

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,476	$3	$42,886	$3,081	$44,362	$3,084
State and political subdivisions	3,314	22	479,681	79,493	482,995	79,515
Residential mortgage-backed securities
Agency	128,655	1,660	856,448	165,454	985,103	167,114
Non-agency	0	0	59,668	6,531	59,668	6,531
Commercial mortgage-backed securities
Agency	0	0	319,506	42,698	319,506	42,698
Asset-backed securities	83,188	50	215,886	1,997	299,074	2,047
Single issue trust preferred securities	0	0	11,919	1,377	11,919	1,377
Other corporate securities	2,476	24	252,634	21,547	255,110	21,571

Total	$219,109	$1,759	$2,238,628	$322,178	$2,457,737	$323,937

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended March 31
	2025	2024
Proceeds from maturities, sales and calls	$586,237	$416,410
Gross realized gains	0	0
Gross realized losses	0	0
At March 31, 2025, gross unrealized losses on available for sale securities were $286,595 on 948 securities of a total portfolio of 1,096 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at March 31, 2025 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $584,978 at March 31, 2025. As of March 31, 2025, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2025. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2025.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $179,226 on mortgage-backed
securities at March 31, 2025. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,722,349 at March 31, 2025. Of the $1,722,349 amount, $457,455 was related to agency commercial mortgage-backed securities and $1,264,894 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March 31, 2025.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $87,215 at March 31, 2025. Of the $87,215, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at March 31, 2025.

Asset-backed securities
As of March 31, 2025, United’s asset-backed securities portfolio had a total amortized cost balance of $347,462. 100% of the portfolio was investment grade rated as of March 31, 2025. Approximately 46% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 54% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of March 31, 2025, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2025 consisted of $7,483 in investment grade bonds and $5,818 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2025, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of March 31, 2025, United’s other corporate securities portfolio had a total amortized cost balance of $279,887. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $279,887, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at March 31, 2025.
The amortized cost and estimated fair value of securities available for sale at March 31, 2025 and December 31, 2024 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$255,284	$254,868	$262,093	$261,458
Due after one year through five years	436,586	410,117	405,617	375,276
Due after five years through ten years	787,778	712,900	863,601	779,069
Due after ten years	1,802,724	1,625,099	1,751,379	1,543,916

Total	$3,282,372	$3,002,984	$3,282,690	$2,959,719

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $21,514 at March 31, 2025 and $21,058 at December 31, 2024.

	Three Months Ended March 31
	2025	2024
Unrealized gains recognized during the period on equity securities still held at period end	$554	$0
Unrealized losses recognized during the period on equity securities still held at period end	(33)	(99)

Net gains (losses) recognized during the period	$521	$(99)

Other investment securities
During the first quarter of 2025, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2025 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,008,860 and $2,038,864 at March 31, 2025 and December 31, 2024, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2025	December 31, 2024
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,074,426	$1,590,002
Nonowner-occupied commercial real estate	7,916,340	6,939,641
Other commercial	3,565,992	3,351,362

Total commercial, financial & agricultural	13,556,758	11,881,005
Residential real estate	5,813,198	5,507,384
Construction & land development	3,751,921	3,509,034
Consumer:
Bankcard	9,117	9,998
Other consumer	743,084	773,077
Less: Unearned income	(11,006)	(7,005)

Total gross loans	$23,863,072	$21,673,493

The table above does not include loans held for sale of $28,642 and $44,360 at March 31, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $22,486 and $22,702 at March 31, 2025 and December 31, 2024, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of March 31, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing

Commercial real estate:
Owner-occupied	$5,201	$1,264	$6,465	$2,067,961	$2,074,426	$0
Nonowner-occupied	17,133	20,382	37,515	7,878,825	7,916,340	0
Other commercial	5,374	17,718	23,092	3,542,900	3,565,992	615
Residential real estate	27,613	22,214	49,827	5,763,371	5,813,198	9,178
Construction & land development	5,399	3,356	8,755	3,743,166	3,751,921	0
Consumer:
Bankcard	67	5	72	9,045	9,117	5
Other consumer	18,122	4,836	22,958	720,126	743,084	2,589

Total	$78,909	$69,775	$148,684	$23,725,394	$23,874,078	$12,387

Age Analysis of Past Due Loans and Leases
As of December 31, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,767	$1,284	$5,051	$1,584,951	$1,590,002	$0
Nonowner-occupied	11,931	23,379	35,310	6,904,331	6,939,641	0
Other commercial	5,594	19,019	24,613	3,326,749	3,351,362	431
Residential real estate	33,783	20,946	54,729	5,452,655	5,507,384	12,429
Construction & land development	390	4,265	4,655	3,504,379	3,509,034	1,677
Consumer:
Bankcard	63	61	124	9,874	9,998	61
Other consumer	28,414	4,446	32,860	740,217	773,077	2,342

Total	$83,942	$73,400	$157,342	$21,523,156	$21,680,498	$16,940

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At March 31, 2025		At December 31, 2024
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses

Commercial Real Estate:
Owner-occupied	$1,264	$1,264	$1,284	$1,284
Nonowner-occupied	20,382	20,382	23,379	8,475
Other Commercial	17,103	1,087	18,588	584
Residential Real Estate	13,036	10,161	8,517	5,562
Construction	3,356	3,356	2,588	2,589
Consumer:
Bankcard	0	0	0	0
Other consumer	2,247	2,247	2,104	2,104

Total	$57,388	$38,497	$56,460	$20,598

Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2025 and 2024.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the first three months of 2025 and 2024, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2025
	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable

Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	179	0	0	0.00%
Other commercial	7,270	0	0	0	0.20%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$7,270	$179	$0	$0	0.03%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2024
	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable

Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	5,726	0	0	0	0.08%
Other commercial	0	0	2,316	0	0.07%
Residential real estate	8,750	0	0	170	0.17%
Construction & land development	300	0	0	0	0.01%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$14,776	$0	$2,316	$170	0.08%

As of March 31, 2025 and December 31, 2024, there were commitments to lend additional funds of $1,386 and $1,199 respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of March 31, 2025			As of March 31, 2024
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due

Commercial real estate:
Owner-occupied	$430	$0	$0	$474	$0	$0
Nonowner-occupied	1,344	4,577	0	38,736	0	0
Other commercial	7,270	0	0	2,474	0	0
Residential real estate	178	0	0	9,420	0	0
Construction & land development	49	0	0	300	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$9,271	$4,577	$0	$51,404	$0	$0

The
following
table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)

Commercial Real Estate:
Owner-occupied	0.00%	0	0.00%	0
Nonowner-occupied	0.00%	0.3	0.00%	0.6
Other Commercial	0.00%	0.5	1.00%	0.3
Residential Real Estate	0.00%	0	0.00%	0.6
Construction & land development	0.00%	0	0.00%	0.5
Consumer:
Bankcard	0.00%	0	0.00%	0
Other consumer	0.00%	0	0.00%	0
The following table presents loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three months ended March 31, 2025. No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three months ended March 31, 2025 and 2024.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2025 and December 31, 2024:

	Collateral Dependent Loans and Leases
	At March 31, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total

Commercial real estate:
Owner-occupied	$0	$0	$0	$3,121	$4,556	$7,677
Nonowner-occupied	8,275	0	9,950	44,103	19,816	82,144
Other commercial	0	14,781	0	5,015	914	20,710
Residential real estate	7,110	0	0	0	9	7,119
Construction & land development	3,970	0	8,302	0	7,710	19,982
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$19,355	$14,781	$18,252	$52,239	$33,005	$137,632

	Collateral Dependent Loans and Leases
	At December 31, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$5	$0	$0	$3,119	$6,465	$9,589
Nonowner-occupied	7,037	0	0	23,975	2,367	33,379
Other commercial	0	15,816	0	5,041	528	21,385
Residential real estate	7,348	0	0	0	11	7,359
Construction & land development	0	0	2,492	0	873	3,365
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$14,390	$15,816	$2,492	$32,135	$10,244	$75,077

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
prior to such a classification.
Based on the most recent analysis performed, the risk category of loans and leases as well as charge-offs and recoveries by class of loans is as follows. Loans originated in any year may be renewals of existing loans and not necessarily new loans
.

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$79,406	$392,661	$208,796	$332,177	$300,931	$666,596	$43,514	$0	$2,024,081
Special Mention	0	0	0	0	0	16,791	7,427	0	24,218
Substandard	0	247	0	3,468	0	21,472	600	119	25,906
Doubtful	0	0	0	0	0	221	0	0	221

Total	$79,406	$392,908	$208,796	$335,645	$300,931	$705,080	$51,541	$119	$2,074,426

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	2	0	0	3	0	0	5

Current-period net recoveries (charge-offs)	$0	$0	$2	$0	$0	$(225)	$0	$0	$(223)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$236,547	$132,095	$243,103	$225,152	$205,461	$467,417	$29,900	$0	$1,539,675
Special Mention	0	0	0	0	0	15,199	8,545	0	23,744
Substandard	247	0	3,493	0	307	21,744	445	121	26,357
Doubtful	0	0	0	0	0	226	0	0	226

Total	$236,794	$132,095	$246,596	$225,152	$205,768	$504,586	$38,890	$121	$1,590,002

Current-period charge-offs	0	0	0	0	0	(116)	0	0	(116)
Current-period recoveries	0	0	15	0	0	1,168	0	0	1,183

Current-period net recoveries	$0	$0	$15	$0	$0	$1,052	$0	$0	$1,067

Commercial Real Estate – Nonowner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$434,527	$986,250	$653,426	$1,962,638	$1,287,046	$2,040,618	$81,221	$71	$7,445,797
Special Mention	0	0	0	37,344	79,255	202,960	701	0	320,260
Substandard	0	0	1,137	33,481	6,640	81,757	27,268	0	150,283
Doubtful	0	0	0	0	0	0	0	0	0

Total	$434,527	$986,250	$654,563	$2,033,463	$1,372,941	$2,325,335	$109,190	$71	$7,916,340

Current-period charge-offs	0	0	0	0	0	(3,118)	0	0	(3,118)
Current-period recoveries	0	0	0	0	0	48	0	0	48

Current-period net charge-offs	$0	$0	$0	$0	$0	$(3,070)	$0	$0	$(3,070)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$741,996	$485,437	$1,623,423	$1,294,232	$639,143	$1,584,833	$160,243	$78	$6,529,385
Special Mention	0	0	8,465	82,240	29,940	210,912	0	0	331,557
Substandard	0	0	4,085	4,020	143	48,633	21,818	0	78,699
Doubtful	0	0	0	0	0	0	0	0	0

Total	$741,996	$485,437	$1,635,973	$1,380,492	$669,226	$1,844,378	$182,061	$78	$6,939,641

Current-period charge-offs	0	0	0	0	(751)	(1,830)	0	0	(2,581)
Current-period recoveries	0	0	0	0	0	200	0	0	200

Current-period net charge-offs	$0	$0	$0	$0	$(751)	$(1,630)	$0	$0	$(2,381)

Other commercial								Revolving loans and leases converted to term loans
	Term Loans and leases						Revolving loans and leases amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$142,263	$443,432	$506,313	$371,236	$398,491	$602,486	$1,030,613	$0	$3,494,834
Special Mention	0	77	140	1,198	327	12,638	10,454	0	24,834
Substandard	0	391	591	16,518	7,852	12,040	8,907	0	46,299
Doubtful	0	0	0	0	0	25	0	0	25

Total	$142,263	$443,900	$507,044	$388,952	$406,670	$627,189	$1,049,974	$0	$3,565,992

Current-period charge-offs	0	(31)	(60)	(142)	(1,125)	(1,445)	(719)	0	(3,522)
Current-period recoveries	0	0	0	1	1	96	25	0	123

Current-period net charge-offs	$0	$(31)	$(60)	$(141)	$(1,124)	$(1,349)	$(694)	$0	$(3,399)

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$403,641	$505,947	$378,072	$394,412	$164,671	$519,488	$912,293	$0	$3,278,524
Special Mention	81	36	1,129	339	251	18,941	4,652	0	25,429
Substandard	206	419	18,927	7,029	835	11,262	8,706	0	47,384
Doubtful	0	0	0	0	0	25	0	0	25

Total	$403,928	$506,402	$398,128	$401,780	$165,757	$549,716	$925,651	$0	$3,351,362

Current-period charge-offs	0	(464)	(252)	(156)	(148)	(1,352)	(1,217)	0	(3,589)
Current-period recoveries	10	67	9	45	0	1,512	7	0	1,650

Current-period net recoveries (charge- offs)	$10	$(397)	$(243)	$(111)	$(148)	$160	$(1,210)	$0	$(1,939)

Residential Real Estate								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$94,551	$498,749	$882,810	$1,646,244	$851,542	$1,321,136	$498,710	$2,447	$5,796,189
Special Mention	0	380	106	0	0	2,642	976	82	4,186
Substandard	0	0	112	159	491	11,558	503	0	12,823
Doubtful	0	0	0	0	0	0	0	0	0

Total	$94,551	$499,129	$883,028	$1,646,403	$852,033	$1,335,336	$500,189	$2,529	$5,813,198

Current-period charge-offs	0	(10)	(101)	(53)	0	(110)	0	0	(274)
Current-period recoveries	0	0	0	0	1	45	0	0	46

Current-period net (charge- offs) recoveries	$0	$(10)	$(101)	$(53)	$1	$(65)	$0	$0	$(228)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$407,430	$820,059	$1,617,541	$827,395	$396,094	$971,226	$447,363	$2,467	$5,489,575
Special Mention	382	107	0	0	0	2,466	1,326	0	4,281
Substandard	0	0	0	508	0	12,430	507	83	13,528
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,812	$820,166	$1,617,541	$827,903	$396,094	$986,122	$449,196	$2,550	$5,507,384

Current-period charge-offs	0	(7)	(2)	0	0	(359)	(113)	0	(481)
Current-period recoveries	0	0	0	5	0	489	1	0	495

Current-period net (charge- offs) recoveries	$0	$(7)	$(2)	$5	$0	$130	$(112)	$0	$14

Construction and Land Development								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$206,775	$892,464	$928,787	$984,360	$344,902	$37,261	$308,565	$0	$3,703,114
Special Mention	0	2,827	5,733	1,454	18,356	205	0	0	28,575
Substandard	0	5,131	3,970	7,550	200	3,381	0	0	20,232
Doubtful	0	0	0	0	0	0	0	0	0

Total	$206,775	$900,422	$938,490	$993,364	$363,458	$40,847	$308,565	$0	$3,751,921

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	23	0	0	23

Current-period net recoveries	$0	$0	$0	$0	$0	$23	$0	$0	$23

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$628,186	$837,662	$1,253,480	$426,662	$18,559	$18,542	$302,302	$0	$3,485,393
Special Mention	0	0	1,455	18,356	57	153	0	0	20,021
Substandard	0	0	0	200	1,607	1,813	0	0	3,620
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,186	$837,662	$1,254,935	$445,218	$20,223	$20,508	$302,302	$0	$3,509,034

Current-period charge-offs	0	0	0	0	0	(29)	0	0	(29)
Current-period recoveries	0	0	0	0	0	319	0	0	319

Current-period net recoveries	$0	$0	$0	$0	$0	$290	$0	$0	$290

Bankcard							Revolving loans amortized cost basis	Revolving loans converted to term loans
	Term Loans								Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,045	$0	$9,045
Substandard	0	0	0	0	0	0	67	0	67
Doubtful	0	0	0	0	0	0	5	0	5
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,117	$0	$9,117

Current-period charge-offs	0	0	0	0	0	0	(118)	0	(118)
Current-period recoveries	0	0	0	0	0	0	11	0	11

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(107)	$0	$(107)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,874	$0	$9,874
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	61	0	61
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,998	$0	$9,998

Current-period charge-offs	0	0	0	0	0	0	(431)	0	(431)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(412)	$0	$(412)

Other Consumer								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
	Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$64,957	$131,044	$117,383	$244,484	$102,634	$54,674	$4,950	$0	$720,126
Special Mention	25	308	1,131	9,279	5,397	1,957	26	0	18,123
Substandard	0	215	429	2,481	1,168	540	2	0	4,835
Doubtful	0	0	0	0	0	0	0	0	0

Total	$64,982	$131,567	$118,943	$256,244	$109,199	$57,171	$4,978	$0	$743,084

Current-period charge-offs	0	(21)	(136)	(760)	(264)	(236)	0	0	(1,417)
Current-period recoveries	0	6	28	150	85	111	0	0	380

Current-period net charge- offs	$0	$(15)	$(108)	$(610)	$(179)	$(125)	$0	$0	$(1,037)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$139,908	$131,108	$276,041	$118,478	$49,553	$22,913	$2,215	$0	$740,216
Special Mention	495	1,805	13,462	8,485	2,704	1,440	23	0	28,414
Substandard	76	182	2,454	1,106	358	261	10	0	4,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$140,479	$133,095	$291,957	$128,069	$52,615	$24,614	$2,248	$0	$773,077

Current-period charge-offs	(28)	(206)	(5,724)	(3,096)	(869)	(380)	0	0	(10,303)
Current-period recoveries	0	21	402	241	125	330	0	0	1,119

Current-period net charge-offs	$(28)	$(185)	$(5,322)	$(2,855)	$(744)	$(50)	$0	$0	$(9,184)

At March 31, 2025 and December 31, 2024, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $1,475 and $327, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $84 and $795, respectively.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $94,360 and $87,062 at March 31, 2025 and December 31, 2024, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2025 and December 31, 2024:

	Accrued Interest Receivable
	At March 31, 2025	At December 31, 2024
Commercial Real Estate:
Owner-occupied	$6,150	$4,700
Nonowner-occupied	36,007	30,582
Other Commercial	11,613	10,512
Residential Real Estate	21,533	21,662
Construction	16,776	17,174
Consumer:
Bankcard	0	0
Other consumer	2,281	2,432

Total	$94,360	$87,062

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2025 and 2024:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended March 31
	2025	2024
Commercial Real Estate:
Owner-occupied	$27	$168
Nonowner-occupied	12	2
Other Commercial	33	669
Residential Real Estate	224	6
Construction	44	0
Consumer:
Bankcard	0	0
Other consumer	76	115

Total	$416	$960

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $36,567 and $34,911 at March 31, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.

United’s allowance for loan and lease losses at March 31, 2025 increased $38,580 or 14.19% from December 31, 2024. As previously mentioned, during the first quarter of 2025, United recorded an allowance for loan and lease losses on acquired Piedmont non-PCD
loans of $
18,726
and on acquired Piedmont PCD loans of $
17,518
.
The first quarter of 2025 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of government efficiency efforts and potential tariffs when making determinations related to factor adjustments for the external environment. United also considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

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

•
The forecast for real GDP adjusted downward in the first quarter, from a projection of 2.10% for 2025 as of mid-December
2024 to 1.70% for 2025 as of
mid-March
with a projection of 1.80% for 2026. The unemployment rate forecast shifted slightly in the first quarter from a projection of 4.30% for 2025 as of mid-December
2024 to 4.40% for 2025 as of
mid-March
with a projection of 4.30% for 2026.

•	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended March 31, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied

Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(3,118)	(3,522)	(274)	0	(118)	(1,417)	(8,677)
Recoveries	5	48	123	46	23	11	380	636
Provision	2,630	10,155	2,572	8,654	3,731	45	1,316	29,103

Ending balance	$15,054	$92,666	$65,150	$55,007	$71,959	$829	$9,759	$310,424

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied

Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	(116)	(2,581)	(3,589)	(481)	(29)	(431)	(10,303)	(17,530)
Recoveries	1,183	200	1,650	495	319	19	1,119	4,985
Provision	(1,110)	18,968	(7,963)	5,192	3,418	493	6,154	25,152

Ending balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangible assets	$137,929	($98,640)	$137,929	($98,640)

Goodwill not subject to amortization	$2,023,604		$2,023,604

	December 31, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($96,299)	$105,165	($96,299)

Goodwill not subject to amortization	$1,888,889		$1,888,889

The following table provides a reconciliation of goodwill:

	Community Banking	Total
Goodwill at December 31, 2024	$1,888,889	$1,888,889
Preliminary addition to goodwill from Piedmont acquisition	134,715	134,715

Goodwill at March 31, 2025	$2,023,604	$2,023,604

United incurred amortization expense of $2,341 and $910 for the quarters ended March 31, 2025 and 2024, respectively.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2024:

Year	Amount
2025	$9,363
2026	7,351
2027	5,060
2028	4,003
2029	3,518
2030 and thereafter	12,335
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2025	March 31, 2024
Operating lease cost	Net occupancy expense	$4,900	$5,671
Sublease income	Net occupancy expense	(50)	(84)

Net lease cost		$4,850	$5,587

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$86,832	$81,742
Operating lease liabilities	Operating lease liabilities	$91,921	$86,771
Other information related to leases was as follows:

March 31, 2025
Weighted-average remaining lease term:
Operating leases	7.33 years
Weighted-average discount rate:
Operating leases	3.35%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,872	$5,378
ROU assets obtained in the exchange for lease liabilities	3,853	3,671
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2024, consists of the following as of March 31, 2025:

Year	Amount
2025	$13,720
2026	17,170
2027	15,340
2028	13,047
2029	11,118
Thereafter	34,145

Total lease payments	104,540
Less: imputed interest	(12,619)

Total	$91,921

9. SHORT-TERM BORROWINGS
At March 31, 2025 and December 31, 2024, short-term borrowings were as follows:

	As of March 31, 2025	As of December 31, 2024
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	176,015	176,090

Total short-term borrowings	$176,015	$176,090

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

10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2025, United had an unused borrowing amount of approximately $8,138,657 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At March 31, 2025, a $
250,000
 FHLB advance with a weighted-average contractual interest rate of
4.41
% and a weighted-average effective interest rate of
0.59
% is scheduled to mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at March 31, 2025 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2025	$250,000
2026	0
2027	0
2028	0
2029 and thereafter	0

Total	$250,000

At March 31, 2025, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2025 and December 31, 2024, the outstanding balance of the Debentures was $280,623 and $280,221
, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
United also assumed $20,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Piedmont acquisition which are also included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.”.
In accordance with the fully-phased in “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, United is unable to consider the Capital Securities or the fixed-to-floating
rate subordinated notes as Tier 1 capital, but rather the Capital Securities and the fixed-to-floating
rate subordinated notes are included as a component of United’s Tier 2 capital. United can include the Capital Securities and the fixed-to-floating
rate subordinated notes in its Tier 2 capital on a permanent basis.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,408,461 and $5,886,473 of loan commitments outstanding as of March 31, 2025 and December 31, 2024, respectively, approximately
3
6% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2025 and December 31, 2024, United had $15,398 and $15,546 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $148,957 and $148,874 as of March 31, 2025 and December 31, 2024, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of March 31, 2025 and December 31, 2024.
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
The derivatives were intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. One of these two interest rate swap derivatives with a notional amount of $
250,000 matured during the third quarter of 2024.
As of March 31, 2025, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $8,714 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following March 31, 2025 related to the cash flow hedges. As of March 31, 2025, the maximum length of time over which forecasted transactions are hedged is five years.

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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of March 31, 2025. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2025 and December 31, 2024.

	Asset Derivatives
	March 31, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$10,448	$492	Other assets	$10,770	$644

Total Fair Value Hedges		$10,448	$492		$10,770	$644
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$260,448	$492		$260,770	$644

Derivatives not designated as hedging instruments

	Asset Derivatives
	March 31, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Forward loan sales commitments	Other assets	$752	$5	Other assets	$0	$0
TBA mortgage-backed securities	Other assets	0	0	Other assets	54,826	278
Interest rate lock commitments	Other assets	43,852	876	Other assets	21,553	339

Total derivatives not designated as hedging instruments		$44,604	$881		$76,379	$617

Total asset derivatives		$305,052	$1,373		$337,149	$1,261

	Liability Derivatives
	March 31, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$54,030	$159	Other liabilities	$0	$0
Forward loan sales commitments	Other liabilities	0	0	Other liabilities	3,186	20

Total derivatives not designated as hedging instruments		$54,030	$159		$3,186	$20

Total liability derivatives		$54,030	$159		$3,186	$20

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2025 and December 31, 2024.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	March 31, 2025
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,448	$(507)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2024
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,770	$(657)	$0
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

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 are presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2025	March 31, 2024
Derivatives in hedging relationships Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(2)	$5
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	2,452	6,352

Total derivatives in hedging relationships		$2,450	$6,357

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$25	$(89)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(438)	671
Interest rate lock commitments	Income from Mortgage Banking Activities	335	252

Total derivatives not designated as hedging instruments		$(78)	$834

Total derivatives		$2,272	$7,191

For the three months ended March 31, 2025 and 2024, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2025, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at March 31, 2025. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.042% to 0.270% with a weighted average increase of 0.141%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics
(“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.042% to 0.270% with a weighted average increase of 0.141%.
For derivatives that are not designated in a hedge relationship, changes in the fair value of the derivatives are recognized in income from mortgage banking activities in the same period as the change in the fair value. Unrealized gains and losses due to changes in the fair value of other derivative financial instruments not in hedge relationships are included in noninterest income and noninterest expense, respectively.
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2025 Using
Description	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$244,681	$0	$244,681	$0
State and political subdivisions	510,388	0	510,388	0
Residential mortgage-backed securities
Agency	1,122,922	0	1,122,922	0
Non-agency	82,040	0	82,040	0

		Fair Value at March 31, 2025 Using
Description	Balance as of March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgage-backed securities
Agency	425,376	0	425,376	0
Asset-backed securities	344,670	0	344,670	0
Single issue trust preferred securities	12,032	0	12,032	0
Other corporate securities	260,875	4,900	255,975	0

Total available for sale securities	3,002,984	4,900	2,998,084	0
Equity securities:
Financial services industry	12,948	12,948	0	0
Equity mutual funds (1)	3,329	3,329	0	0
Other equity securities	5,237	5,237	0	0

Total equity securities	21,514	21,514	0	0
Loans held for sale	28,642	0	0	28,642
Derivative financial assets :
Interest rate swap contracts	492	0	492	0
Forward loan sales commitments	5	0	0	5
Interest rate lock commitments	876	0	0	876

Total derivative financial assets	1,373	0	492	881
Liabilities
Derivative financial liabilities :
TBA mortgage-backed securities	159	0	0	159

Total derivative financial liabilities	159	0	0	159

		Fair Value at December 31, 2024 Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$0	$245,842	$0
State and political subdivisions	495,073	0	495,073	0
Residential mortgage-backed securities
Agency	1,059,719	0	1,059,719	0
Non-agency	82,123	0	82,123	0
Commercial mortgage-backed securities
Agency	329,986	0	329,986	0
Asset-backed securities	474,982	0	474,982	0
Single issue trust preferred securities	11,919	0	11,919	0
Other corporate securities	260,075	4,965	255,110	0

Total available for sale securities	2,959,719	4,965	2,954,754	0
Equity securities:
Financial services industry	12.504	12,504	0	0
Equity mutual funds (1)	3,394	3,394	0	0
Fixed income mutual funds	5,160	5,160	0	0

Total equity securities	21,058	21,058	0	0
Loans held for sale	44,360	0	0	44,360
Derivative financial assets:

		Fair Value at December 31, 2024 Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	644	0	644	0
TBA mortgage-backed securities	278	0	0	278
Interest rate lock commitments	339	0	0	339

Total derivative financial assets	1,261	0	644	617
Liabilities
Derivative financial liabilities:
Forward loan sales commitments	20	0	0	20

Total derivative financial liabilities	20	0	0	20

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2025 and the year ended December 31, 2024.
The following tables present additional information about financial assets and liabilities measured at fair value at March 31, 2025 and December 31, 2024 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
March 31, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	75,902	0	0	0	0	0
Sales	(94,099)	0	0	0	0	0
Transfers other	0	(278)	5	537	159	(20)
Total gains during the period recognized in earnings	2,479	0	0	0	0	0

Balance, end of period	$28,642	$0	$5	$876	$159	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$108	$0	$5	$876	$159	$0

		Derivative Assets			Derivative Liabilities
December 31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	607,383	0	0	0	0	0
Sales	(630,244)	0	0	0	0	0
Transfers other	0	278	(33)	(666)	(667)	20
Total gains during the period recognized in earnings	15,243	0	0	0	0	0

Balance, end of period	$44,360	$278	$0	$339	$0	$20

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,133)	$278	0	$339	$0	$20
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Income from mortgage banking activities	$108	$(836)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2025			December 31, 2024
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$27,860	$28,642	$782	$43,686	$44,360	$674
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2024. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first quarter of 2025, no other fair value measurement of intangible assets was made during the first three months of 2025 and 2024.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of March 31, 2025	Fair Value at March 31, 2025			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$87,289	$0	$56,710	$30,579	$364
OREO	1,475	0	1,475	0	0

Description	Balance as of December 31, 2024	Fair Value at December 31, 2024			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$40,701	$0	$21,725	$18,976	$(231)
OREO	327	0	240	87	0
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Cash and cash equivalents	$2,610,183	$2,610,183	$0	$2,610,183	$0
Securities available for sale	3,002,984	3,002,984	4,900	2,998,084	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,514	21,514	21,514	0	0
Other securities	288,497	274,072	0	0	274,072
Loans held for sale	28,642	28,642	0	0	28,642
Net loans	23,552,648	23,270,637	0	0	23,270,637
Derivative financial assets	1,373	1,373	0	492	881
Deposits	26,364,635	26,325,822	0	26,325,822	0
Short-term borrowings	176,015	176,015	0	176,015	0
Long-term borrowings	550,623	516,777	0	516,777	0
Derivative financial liabilities	159	159	0	0	159
December 31, 2024
Cash and cash equivalents	$2,292,244	$2,292,244	$0	$2,292,244	$0
Securities available for sale	2,959,719	2,959,719	4,965	2,954,754	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,058	21,058	21,058	0	0
Other securities	277,517	263,641	0	0	263,641
Loans held for sale	44,360	44,360	0	0	44,360
Net loans	21,401,649	20,868,239	0	0	20,868,239
Derivative financial assets	1,261	1,261	0	644	617
Deposits	23,961,859	23,922,063	0	23,922,063	0
Short-term borrowings	176,090	176,090	0	176,090	0
Long-term borrowings	540,420	505,305	0	505,305	0
Derivative financial liabilities	20	20	0	0	20

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
During the

first
three months of 2025, a total of 184,515 shares of restricted stock and 256,385 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified
stock options were granted under the 2020 LTI Plan during the first three months of 2025. Compensation expense of $2,875 and $3,266 related to the all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2025 and 2024, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
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
A summary of activity under United’s stock option plans as of March 31, 2025, and the changes during the first three months of 2025 are presented below:

	Three Months Ended March 31, 2025
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2025	1,049,668			$36.29
Exercised	(9,816)			32.48
Forfeited or expired	(15,551)			37.70

Outstanding at March 31, 2025	1,024,301	$1,942	3.0	$36.30

Exercisable at March 31, 2025	1,024,301	$1,942	3.0	$36.30

During the three months ended March 31, 2025 and 2024, 9,816 and 25,991 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2025 and 2024 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2025 and 2024 was $55 and $207
,
respectively.
As of March 31, 2025, there was no unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
Under the 2020 LTI Plan, United may award restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants will vest no sooner than 1/3 per year over the first three
anniversaries of the award. Unless determined by the Committee or the Board and provided in the award agreement, recipients of restricted shares do not pay any consideration to United for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of March 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was $11,581 with a weighted-average expense recognition period of 1.6 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	310,027	$36.58
Granted	184,515	36.77
Vested	(147,534)	36.96
Forfeited	(8,543)	36.64

Nonvested at March 31, 2025	338,465	$36.51

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

The following table summarizes the status of United’s nonvested RSUs during the first three months of 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	490,119	$35.41
Granted	256,385	35.35
Vested	(148,597)	35.81
Forfeited or expired	(2,422)	36.26

Nonvested at March 31, 2025	595,485	$35.28

As of March 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $15,313 with a weighted-average expense recognition period of 1.9 years.
15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2025 and 2024.
Included in accumulated other comprehensive income at December 31, 2024 are unrecognized actuarial losses of $17,884 ($9,645 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three months ended March 31, 2025 and 2024 included the following components:

	Three Months Ended March 31
	2025	2024
Service cost	$344	$391
Interest cost	1,815	1,719
Expected return on plan assets	(2,721)	(2,650)
Recognized net actuarial loss	0	550

Net periodic pension (benefit) cost	$(562)	$10

Weighted-Average Assumptions:
Discount Rate	5.76%	5.07%
Expected return on assets	6.15%	6.25%
Rate of Compensation Increase (prior to age 40)	6.00%	5.00%
Rate of Compensation Increase (ages 40-49)	5.50%	n/a
Rate of Compensation Increase (ages 40-54)	n/a	4.00%
Rate of Compensation Increase (ages 50-54)	5.00%	n/a
Rate of Compensation Increase (ages 55-64)	4.00%	n/a
Rate of Compensation Increase (otherwise)	3.00%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.

As of March 31, 2025 and 2024, the total amount of accrued interest related to uncertain tax positions was $677 and $773, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2021, 2022 and 2023 and certain State Taxing authorities for the years ended December 31, 2021 through 2023.
United’s effective tax rate was 21.16% for the first quarter of 2025 and 19.78% for the first quarter of 2024.
17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended
	March 31
	2025	2024
Net Income	$84,306	$86,814
Available for sale (“AFS”) securities:
Change in net unrealized gain (loss) on AFS securities arising during the period	43,583	(3,119)
Related income tax effect	(10,416)	727
Net reclassification adjustment for losses (gains) included in net income	0	0
Related income tax effect	0	0

	33,167	(2,392)

Net effect of AFS securities on other comprehensive income	33,167	(2,392)
Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge before reclassification to interest expense	(3,162)	7,209
Related income tax effect	756	(1,680)
Net reclassification adjustment for gains included in net income	(2,452)	(6,352)
Related income tax effect	586	1,480

Net effect of cash flow hedge derivatives on other comprehensive income	(4,272)	657
Defined benefit pension plan:
Amortization of net actuarial loss recognized in net income	0	550
Related income tax benefit	0	(126)

Net effect of change in defined benefit pension plan asset on other comprehensive income	0	424

Total change in other comprehensive income (loss), net of tax	28,895	(1,311)

Total Comprehensive Income	$113,201	$85,503

The components of accumulated other comprehensive income for the three months ended March 31, 2025 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Three Months Ended March 31, 2025
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(247,964)	$33,706	$(9,645)	$(223,903)
Other comprehensive income before reclassification	33,167	(2,406)	0	30,761
Amounts reclassified from accumulated other comprehensive income	0	(1,866)	0	(1,866)
Net current-period other comprehensive (loss) income, net of tax	33,167	(4,272)	0	28,895
Balance at March 31, 2025	$(214,797)	$29,434	$(9,645)	$(195,008)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Three Months Ended March 31, 2025
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(2,452)	Interest expense

	(2,452)	Total before tax
Related income tax effect	586	Tax expense

	(1,866)	Net of tax

Total reclassifications for the period	$(1,866)

18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended
	March 31
	2025	2024
Distributed earnings allocated to common stock	$53,510	$50,374
Undistributed earnings allocated to common stock	30,613	36,242

Net earnings allocated to common shareholders	$84,123	$86,616

Average common shares outstanding	142,330,694	134,808,634
Common stock equivalents	367,424	312,746

Average diluted shares outstanding	142,698,118	135,121,380

Earnings per basic common share	$0.59	$0.64
Earnings per diluted common share	$0.59	$0.64
Antidilutive stock options and restricted stock outstanding of 567,715 for the three months ended March 31, 2025 were excluded from the earnings per diluted common share calculation as compared to 1,198,358 for the three months ended March 31, 2024.

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
As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At March 31, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these trusts were $12,345 and $12,238, respectively.
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

United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At March 31, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $100,873 and $98,441, respectively, while related unfunded commitments were $82,952 and $89,292 respectively. As of March 31, 2025, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
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
The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies. United’s chief operating decision maker (“CODM”) is its chief executive officer who maintains responsibility for the day-to-day
management of the Company including regularly reviewing the operating results of the community banking segment in order to assess performance and make decisions about resource allocation based on net income that also is reported on the income statement as consolidated net income. The measure of community banking segment assets is reported on the Consolidated Balance Sheets as total assets.
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
Information about the community banking segment for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31
	2025	2024
Total Assets	$32,788,494	$30,028,798

Net interest income	$260,055	$222,489
Provision for credit losses	29,103	5,740
Other income	29,554	32,212
Other expense
Employee compensation	60,866	59,293
Employee benefits	13,291	14,671
Net occupancy expense	12,601	12,343
OREO expense	22	159
Net gains on the sales of OREO properties	(11)	(83)
Equipment expense	8,582	6,853
Data processing expense	8,455	7,463
Mortgage loan servicing expense and impairment	0	1,015
Bankcard processing expense	600	616
FDIC insurance expense	4,728	6,455
Other segment expense (a)	44,439	31,957

Total other expense	153,573	140,742

Income before income taxes	106,933	108,219
Income taxes	22,627	21,405

Segment net income	84,306	86,814
Reconciliation of profit or loss
Adjustments and reconciling items	0	0

Consolidated net income	$84,306	$86,814

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

5
6

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” The following factors, among others, could cause the actual results of United’s operations to differ materially from its expectations: (1) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve and the recently announced and future tariffs; (2) general competitive, economic, political and market conditions and other factors that may affect future results of United, including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; (3) risks related to the acquisition and integration of Piedmont Bancorp, Inc. including, among others, (i) the risk that the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected, and (ii) reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the acquisition; (4) deposit attrition, client loss or revenue loss following completed mergers or acquisitions that may be greater than anticipated; (5) regulatory change risk resulting from new laws, rules, regulations, or accounting principles, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices; (6) the cost and effects of cyber incidents or other failures, interruptions, or security breaches of United’s systems and those of our customers or third-party providers; (7) competitive pressures on product pricing and services; (8) success, impact, and timing of United’s business strategies, including market acceptance of any new products or services; (9) volatility and disruptions in global capital and credit markets; (10) operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions; (11) catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events; (12) geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence; (13) the risks of fluctuations in market prices for United common stock that may or may not reflect economic condition or performance of United; (14) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; and any other risks described in the “Risk Factors” sections of this and other reports filed by United with the Securities and Exchange Commission.

United undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

ACQUISITION

On January 10, 2025 (the “Acquisition Date”), United consummated its acquisition of Atlanta-based Piedmont Bancorp, Inc. (“Piedmont”). As of January 10, 2025, Piedmont had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion and total deposits of approximately $2.1 billion. The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. Piedmont’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

ECONOMIC AND TRADE POLICY UNCERTAINTY

United continues to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the United States. While no specific tariffs have been implemented during the reporting period that materially affect United’s operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty. Management has considered these risks in its forward-looking assessments and determined that, as of the reporting date, there are no material adverse effects on United’s financial position, results of operations, or estimates related to credit losses or asset impairments.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2025, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2025 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of March 31, 2025 were $32.79 billion, which was an increase of $2.76 billion or 9.21% from December 31, 2024. The acquisition of Piedmont on January 10, 2025 added $2.30 billion in total assets, including purchase accounting amounts. Portfolio loans increased $2.19 billion or 10.10%, cash and cash equivalents increased $317.94 million or 13.87%, investment securities increased $54.70 million or 1.68%, goodwill increased $134.72 million or 7.13%, other assets increased $43.75 million or 16.23%, bank-owned life insurance policies increased $41.55 million or 8.36%, bank premises and equipment increased $23.82 million or 12.80%, operating lease right-of-use assets increased $5.09 million or 6.23%, and interest receivable increased $8.10 million or 7.91%. Loans held for sale decreased $15.72 million or 35.43%. Total liabilities increased $2.44 billion or 9.76% from year-end 2024. This increase in total liabilities was due mainly to an increase of $2.40 billion or 10.03% in deposits, an increase of $24.01 million or 10.43% in accrued and other liabilities, and an increase of $20.40 million or 7.28% in long-term borrowings, all mainly due to the Piedmont acquisition. Shareholders’ equity increased $321.23 million or 6.43% from year-end 2024 due primarily to the acquisition of Piedmont.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2025 increased $317.94 million or 13.87% from year-end 2024. Net cash acquired in the Piedmont merger was $77.47 million. In particular, interest-bearing deposits with other banks increased $271.41 million or 13.24% as United placed more cash in an interest-bearing account with the Federal Reserve while cash and due from banks increased $46.49 million or 19.32%. Federal funds sold increased $31 thousand or 2.44%. During the first three months of 2025, net cash of $119.98 million and $216.63 million were provided by operating and financing activities, respectively, while net cash of $18.67 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2025 and 2024.

Securities

Total investment securities at March 31, 2025 increased $54.70 million or 1.68%. Piedmont added $94.43 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $43.27 million or 1.46%. This change in securities available for sale reflects $92.99 million related to the acquisition of Piedmont, $586.24 million in sales, maturities and calls of securities, $491.98 million in purchases, and an increase of $43.58 million in market value. Equity securities were $21.51 million at March 31, 2025, an increase of $456 thousand or 2.17% due mainly to a net increase in fair value. Other investment securities increased $10.98 million or 3.96% from year-end 2024 due to an increase in Federal Reserve Bank stock as a result of the Piedmont acquisition and net purchases of investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2024:

	March 31	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$244,681	$245,842	$(1,161)	(0.47%)
State and political subdivisions	510,388	495,073	15,315	3.09%
Mortgage-backed securities	1,630,338	1,471,828	158,510	10.77%
Asset-backed securities	344,670	474,982	(130,312)	(27.44%)
Single issue trust preferred securities	12,032	11,919	113	0.95%
Other corporate securities	260,875	260,075	800	0.31%

Total available for sale securities, at fair value	$3,002,984	$2,959,719	$43,265	1.46%

The following table summarizes the changes in the held to maturity securities since year-end 2024:

	March 31		December 31
(Dollars in thousands)	2025		2024		$ Change	% Change
State and political subdivisions	$982	(1)	$982	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,002		$0	0.00%

(1)	net of allowance for credit losses of $18 thousand.

At March 31, 2025, gross unrealized losses on available for sale securities were $286.60 million. Securities with the most significant gross unrealized losses at March 31, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of March 31, 2025, United’s available for sale mortgage-backed securities had an amortized cost of $1.81 billion, with an estimated fair value of $1.63 billion. The portfolio consisted primarily of $1.26 billion in agency residential mortgage-backed securities with a fair value of $1.12 billion, $87.22 million in non-agency residential mortgage-backed securities with an estimated fair value of $82.04 million, and $457.46 million in commercial agency mortgage-backed securities with an estimated fair value of $425.38 million.

As of March 31, 2025, United’s available for sale state and political subdivisions securities had an amortized cost of $584.98 million, with an estimated fair value of $510.39 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of March 31, 2025.

As of March 31, 2025, United’s available for sale corporate securities had an amortized cost of $640.65 million, with an estimated fair value of $617.58 million. The portfolio consisted of $13.30 million in single issue trust preferred securities with an estimated fair value of $12.03 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $347.46 million and a fair value of $344.67 million and other corporate securities, with an amortized cost of $279.89 million and a fair value of $260.88 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.03 million as of March 31, 2025. Of the $12.03 million, $7.35 million or 61.10% were investment grade rated and $4.68 million or 38.90% were unrated. The two largest exposures accounted for 100% of the $12.03 million. These included Truist Bank at $7.35 million and Emigrant Bank at $4.68 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the first quarter of 2025, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2025 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2025, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $28.64 million at March 31, 2025, a decrease of $15.72 million or 35.43% from year-end 2024. Loan sales in the secondary market exceeded originations during the first three months of 2025. Loan originations for the first three months of 2025 were $75.90 million while loans sales were $91.62 million.

Portfolio Loans

Loans, net of unearned income, increased $2.19 billion or 10.10% from year-end 2024 mainly as a result of the Piedmont acquisition which added $2.01 billion, including purchase accounting amounts, in portfolio loans. Otherwise, portfolio loans and leases, net of unearned income, grew $177.79 million from year-end 2024. Since year-end 2024, commercial, financial and agricultural loans increased $1.68 billion or 14.10% as a result of a $1.46 billion or 17.13% increase in commercial real estate loans and a $214.63 million or 6.40% increase in commercial loans (not secured by real estate). Construction and land development loans increased $242.89 million or 6.92% and residential real estate loans increased $305.81 million or 5.55%, while consumer loans decreased $30.87 million or 3.94% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2024:

	March 31	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans held for sale	$28,642	$44,360	$(15,718)	(35.43%)
Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,074,426	$1,590,002	$484,424	30.47%
Nonowner-occupied commercial real estate	7,916,340	6,939,641	976,699	14.07%
Other commercial loans	3,565,992	3,351,362	214,630	6.40%

Total commercial, financial, and agricultural	$13,556,758	$11,881,005	$1,675,753	14.10%
Residential real estate	5,813,198	5,507,384	305,814	5.55%
Construction & land development	3,751,921	3,509,034	242,887	6.92%
Consumer:
Bankcard	9,117	9,998	(881)	(8.81%)
Other consumer	743,084	773,077	(29,993)	(3.88%)

Total gross loans	$23,874,078	$21,680,498	$2,193,580	10.12%
Less: Unearned income	(11,006)	(7,005)	(4,001)	57.12%

Total Loans, net of unearned income	$23,863,072	$21,673,493	$2,189,579	10.10%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The cash surrender value of bank-owned life insurance policies increased $41.55 million, of which $40.80 million was acquired from Piedmont while the remaining increase was due to an increase in the cash surrender value.

Other Assets

Other assets increased $43.75 million or 16.23% from year-end 2024. The Piedmont acquisition added $24.60 million in other assets plus an additional $32.76 million in core deposit intangibles. Deferred tax assets increased $5.85 million due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Piedmont acquisition. The remainder of the increase in other assets is the result of an increase of $3.19 million in prepaid assets, an increase of $2.62 million in accounts receivable, and an increase of $1.15 million in OREO.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2025 increased $2.40 billion or 10.03% due mainly to the Piedmont acquisition. Piedmont added $2.11 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $345.46 million or 5.63% ($378.24 million added from Piedmont acquisition) while interest-bearing deposits increased $2.06 billion or 11.54% ($1.73 billion added from Piedmont acquisition) from December 31, 2024. Organically, deposits grew $297.21 million from year-end 2024.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $345.46 million increase in noninterest-bearing deposits was due to a $385.39 million or 8.65% increase in commercial noninterest-bearing deposits, a $73.07 million or 5.25% increase in personal noninterest-bearing deposits, and a $76.38 million increase in public funds noninterest-bearing deposits. Partially offsetting these increases in noninterest-bearing deposits was a $204.58 million decrease in official checks.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $406.07 million or 6.84% since year-end 2024 as the result of increases of $118.65 million in personal interest-bearing transaction accounts, $230.68 million in commercial interest-bearing transaction accounts, and $56.75 million in public funds interest-bearing transaction accounts. Regular savings accounts increased $56.32 million or 4.50% mainly as a result of a $40.96 million increase in personal savings accounts and a $14.85 million increase in commercial savings accounts. Interest-bearing MMDAs increased $747.16 million or 10.59%. In particular, personal MMDAs increased $207.62 million while commercial MMDAs and public funds MMDAs increased $504.61 million and $34.93 million, respectively.

Time deposits under $100,000 increased $138.99 million or 11.85% from year-end 2024. This increase in time deposits under $100,000 was the result of a $76.71 million increase in variable rate Certificates of Deposits (“CDs”) under $100,000 and a $49.68 million increase in fixed rate CDs.

Since year-end 2024, time deposits over $100,000 increased $708.77 million or 29.41% as fixed rate CDs increased $428.03 million, brokered CDs increased $196.39 million, variable rate CDs increased $46.81 million, and CDARS over $100,000 increased $31.69 million.

The table below summarizes the changes by deposit category since year-end 2024:

	March 31	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Demand deposits	$6,480,877	$6,135,413	$345,464	5.63%
Interest-bearing checking	6,342,999	5,936,925	406,074	6.84%
Regular savings	1,306,619	1,250,295	56,324	4.50%
Money market accounts	7,804,055	7,056,897	747,158	10.59%
Time deposits under $100,000	1,311,452	1,172,462	138,990	11.85%
Time deposits over $100,000 (1)	3,118,633	2,409,867	708,766	29.41%

Total deposits	$26,364,635	$23,961,859	$2,402,776	10.03%

(1)	Includes time deposits of $250,000 or more of $1,375,203 and $1,115,748 at March 31, 2025 and December 31, 2024, respectively.

Borrowings

Total borrowings at March 31, 2025 increased $10.13 million or 1.41% since year-end 2024. Piedmont added $20.00 million of subordinated debt upon consummation of the acquisition. During the first three months of 2025, short-term borrowings decreased $75 thousand or less than 1% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings increased $10.20 million or 1.89% from year-end 2024 as a result of adding Piedmont’s subordinated debt totaling $20.00 million partially offset by a $10.20 million reduction in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2024:

	March 31	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	176,015	176,090	(75)	(0.04%)
Long-term FHLB advances	250,000	260,199	(10,199)	(3.92%)
Subordinated debt	20,000	0	20,000	100.00%
Issuances of trust preferred capital securities	280,623	280,221	402	0.14%

Total borrowings	$726,638	$716,510	$10,128	1.41%

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2025 increased $24.01 million or 10.43% from year-end 2024. Piedmont added $19.76 million. In particular, income taxes payable increased $17.49 million due to timing differences, business franchise taxes increased $2.87 million, and accrued loan expenses increased $9.46 million. In addition, interest payable increased $4.10 million due to an increase in CDs. Partially offsetting these increases was a decrease of $12.90 million in incentives payable due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2025 was $5.31 billion, which was an increase of $321.23 million or 6.43% from year-end 2024, mainly as the result of the Piedmont acquisition. The Piedmont transaction added approximately $280.95 million in shareholders’ equity as 7,860,831 shares were issued from United’s authorized but unissued shares for the merger at a cost of approximately $280.95 million.

Retained earnings increased $30.97 million or 1.61% from year-end 2024. Earnings net of dividends for the first three months of 2025 were $30.97 million.

Accumulated other comprehensive income increased $28.90 million or 12.91% from year-end 2024 due mainly to an increase of $33.17 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, decreased $4.27 million.

During the first quarter of 2025, United restarted repurchasing its common stock on the open market under a repurchase plan approved by United’s Board of Directors. United repurchased 567,405 shares during the first quarter at a cost of $19.82 million or an average share price of $34.93.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2025	March 2024	December 2024
Income Statement Summary:
Interest income	$403,647	$369,180	$376,034
Interest expense	143,592	146,691	143,426

Net interest income	260,055	222,489	232,608
Provision for credit losses	29,103	5,740	6,691
Other income	29,554	32,212	29,318
Other expense	153,573	140,742	134,176

Income before income taxes	106,933	108,219	121,059
Income taxes	22,627	21,405	26,651

Net income	$84,306	$86,814	$94,408

Net income for the first quarter of 2025 was $84.31 million as compared to earnings of $86.81 million for the first quarter of 2024. Diluted earnings per share were $0.59 for the first quarter of 2025 and $0.64 for the first quarter of 2024. On a linked-quarter basis, net income for the fourth quarter of 2024 was $94.41 million or $0.69 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, the first quarter of 2025 was impacted for nearly three months of increased levels of average balances, income, and expense as compared to the first quarter of 2024 and the fourth quarter of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $30.04 million, including a provision for credit losses of $18.73 million for purchased non-PCD loans for the first quarter of 2025 and $1.26 million for the fourth quarter of 2024.

United’s annualized return on average assets for the first three months of 2025 was 1.06% and return on average shareholders’ equity was 6.47% as compared to 1.19% and 7.25%, respectively, for the first three months of 2024. On a linked-quarter basis, United’s annualized return on average assets for the fourth quarter of 2024 was 1.25% and return on average shareholders’ equity was 7.48%. For the first three months of 2025, United’s annualized return on average tangible equity, a non-GAAP measure, was 10.61%, as compared to 11.98% for the first three months of 2024. On a linked-quarter basis, United’s annualized return on average tangible equity was 12.03% for the fourth quarter of 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024	December 31, 2024
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$84,306	$86,814	$94,408
(b) Number of Days	90	91	92
Average Total Shareholders’ Equity (GAAP)	$5,283,542	$4,816,476	$5,019,069
Less: Average Total Intangibles	(2,060,975)	(1,901,074)	(1,898,335)

(c) Average Tangible Equity (non-GAAP)	$3,222,567	$2,915,402	$3,120,734
Return on Average Tangible Equity (non-GAAP)\ [(a) / (b)] x 365 or 366 / (c)]	10.61%	11.98%	12.03%

Net interest income for the first quarter of 2025 increased $37.57 million, or 16.88% from the first quarter of 2024. The increase of $37.57 million in net interest income occurred because total interest income increased $34.47 million while total interest expense decreased $3.10 million from the first quarter of 2024. Net interest income for the first quarter of 2025 increased $27.45 million, or 11.80%, from the fourth quarter of 2024. The increase of $27.45 million in net interest income occurred because total interest income increased $27.61 million while total interest expense increased $166 thousand from the fourth quarter of 2024.

The provision for credit losses was $29.10 million for the first quarter of 2025 as compared to a provision for credit losses of $5.74 million and $6.69 million for the first quarter and fourth quarter of 2024, respectively. The increase in the provision for credit losses was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont.

For the first quarter of 2025, noninterest income decreased $2.66 million or 8.25% from the first quarter of 2024. The decrease of $2.66 million was primarily due to a decrease in income from mortgage banking activities as a result of lower mortgage loan origination and sale volume.

Noninterest expense for the first quarter of 2025 increased $12.83 million or 9.12% from the first quarter of 2024. The increase of $12.83 million was due mainly to $11.31 million of merger-rated expenses incurred during the first quarter of 2025 from the Piedmont acquisition.

Income taxes increased $1.22 million or 5.71% for the first three months of 2025 as compared to the first three months of 2024 primarily due to a higher effective tax rate partially offset by lower earnings. On a linked-quarter basis, income taxes decreased $4.02 million or 15.10% for the first quarter of 2025 as compared to the fourth quarter of 2024 due mainly to lower earnings and a lower effective tax rate. The effective tax rate was 21.16% and 19.78% for the first quarter of 2025 and 2024, respectively. The effective tax rate was 22.01% for the fourth quarter of 2024.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2025 and 2024, are presented below.

Net interest income for the first quarter of 2025 was $260.06 million, which was an increase of $37.57 million or 16.88% from the first quarter of 2024. The $37.57 million increase in net interest income occurred because total interest income increased $34.47 million while total interest expense decreased $3.10 million from the first quarter of 2024. On a linked-quarter basis, net interest income for the first quarter of 2025 increased $27.45 million, or 11.80%, from the fourth quarter of 2024. The $27.45 million increase in net interest income occurred because total interest income increased $27.61 million while total interest expense increased $166 thousand from the fourth quarter of 2024.

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

Tax-equivalent net interest income for the first quarter of 2025 was $260.84 million, an increase of $37.48 million or 16.78% from the first quarter of 2024 due mainly to an increase in average earning assets from the Piedmont acquisition. Average earning assets for the first quarter of 2025 increased $2.48 billion or 9.51% from the first quarter of 2024. The increase in average earning assets was due mainly to a $1.94 billion or 9.14% increase in average net loans and a $1.25 billion or 141.45% increase in average short-term investments, partially offset by a decrease of $709.58 million or 17.94% in average investment securities. Average interest-bearing funds for the first quarter of 2025 increased $1.72 billion or 9.37% from the first quarter of 2024. In particular, average interest-bearing deposits increased $2.70 billion while average long-term borrowings decreased $945.62 million from the first quarter of 2024. In addition, the average cost of funds for the first quarter of 2025 decreased 31 basis points due primarily to a decrease in interest rates from the first quarter of 2024. Most notably, the cost of average interest-bearing deposits and short-term borrowings decreased 25 and 59 basis points, respectively, from the first quarter of 2024. Also, the average yield on earning assets for the first quarter of 2025 increased 3 basis points from the first quarter of 2024 despite a decline in interest rates due mainly to an increase in loan accretion on acquired loans. For the first quarter of 2025, interest income and tax-equivalent net interest income included $5.99 million of acquired loan accretion income as compared to $2.51 million for the first quarter of 2024. The net interest margin of 3.69% for the first quarter of 2025 was an increase of 25 basis points from the net interest margin of 3.44% for the first quarter of 2024.

On a linked-quarter basis, tax-equivalent net interest income for the first quarter of 2025 increased $27.43 million, or 11.75%, from the fourth quarter of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets from the Piedmont acquisition as well as a decrease in the average cost of funds due to the impact of deposit rate repricing as a result of lower interest rates. Average earning assets for the first quarter of 2025 increased $1.88 million or 7.05% from the fourth quarter of 2024 as average net loans increased $1.75 billion or 8.16% and average short-term investments increased $323.95 million or 17.93% while average investments decreased $192.28 million or 5.59%. The average cost of funds for the first quarter of 2025 decreased 17 basis points. In particular, the cost on average interest-bearing deposits and long-term borrowings decreased 17 and 22 basis points, respectively, for the first quarter of 2025. The yield on average earning assets for the first quarter of 2025 increased 11 basis points from the fourth quarter of 2024 driven by an increase of 13 basis points on the yield on average net loans. Acquired loan accretion income for the first quarter of 2025 was $5.99 million as compared to $1.98 million for the fourth quarter of 2024. The net interest margin of 3.69% for the first quarter of 2025 was an increase of 20 basis points from the net interest margin of 3.49% for the fourth quarter of 2024.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2025, March 31, 2024 and December 31, 2024:

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2025	2024	2024
Loan accretion	$5,989	$2,506	$1,978
Certificates of deposit	247	171	33
Long-term borrowings	(202)	(331)	(329)

Total	$6,034	$2,346	$1,682

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2025, March 31, 2024 and December 31, 2024.

	Three Months Ended
	March 31	March 31	December 31
(Dollars in thousands)	2025	2024	2024
Net interest income, GAAP basis	$260,055	$222,489	$232,608
Tax-equivalent adjustment (1)	782	872	795

Tax-equivalent net interest income	$260,837	$223,361	$233,403

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2025 and 2024 and December 31, 2024. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2025 and 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2025 and 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,131,157	$23,726	4.51%	$882,656	$12,303	5.61%
Investment Securities:
Taxable	3,048,058	26,911	3.53%	3,743,157	34,722	3.71%
Tax-exempt	197,891	1,486	3.00%	212,375	1,474	2.78%

Total Securities	3,245,949	28,397	3.50%	3,955,532	36,196	3.66%
Loans, net of unearned income (2)(3)	23,499,660	352,306	6.07%	21,508,611	321,553	6.01%
Allowance for loan losses	(308,225)			(259,341)

Net loans (2)(3)	23,191,435		6.15%	21,249,270		6.08%

Total earning assets	28,568,541	$404,429	5.73%	26,087,458	$370,052	5.70%

Other assets	3,611,699			3,344,925

TOTAL ASSETS	$32,180,240			$29,432,383

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$19,367,638	$136,288	2.85%	$16,663,765	$128,377	3.10%
Short-term borrowings	167,080	1,450	3.52%	203,570	2,082	4.11%
Long-term borrowings	554,614	5,854	4.28%	1,500,237	16,232	4.35%

Total Interest-Bearing Funds	20,089,332	143,592	2.90%	18,367,572	146,691	3.21%

Noninterest-bearing deposits	6,471,287			5,941,866
Accrued expenses and other liabilities	336,079			306,469

TOTAL LIABILITIES	26,896,698			24,615,907
SHAREHOLDERS’ EQUITY	5,283,542			4,816,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,180,240			$29,432,383

NET INTEREST INCOME		$260,837			$223,361

INTEREST SPREAD			2.83%			2.49%
NET INTEREST MARGIN			3.69%			3.44%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2025 and December 31, 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2025 and December 31, 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	March 31, 2025			December 31, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,131,157	$23,726	4.51%	$1,807,207	$21,876	4.82%
Investment Securities:
Taxable	3,048,058	26,911	3.53%	3,242,979	29,244	3.61%
Tax-exempt	197,891	1,486	3.00%	195,252	1,374	2.81%

Total Securities	3,245,949	28,397	3.50%	3,438,231	30,618	3.56%
Loans, net of unearned income (2)(3)	23,499,660	352,306	6.07%	21,713,148	324,335	5.95%
Allowance for loan losses	(308,225)			(270,751)

Net loans (2)(3)	23,191,435		6.15%	21,442,397		6.02%

Total earning assets	28,568,541	$404,429	5.73%	26,687,835	$376,829	5.62%

Other assets	3,611,699			3,324,891

TOTAL ASSETS	$32,180,240			$30,012,726

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$19,367,638	$136,288	2.85%	$17,871,685	$135,690	3.02%
Short-term borrowings	167,080	1,450	3.52%	180,070	1,630	3.60%
Long-term borrowings	554,614	5,854	4.28%	540,247	6,106	4.50%

Total Interest-Bearing Funds	20,089,332	143,592	2.90%	18,592,002	143,426	3.07%

Noninterest-bearing deposits	6,471,287			6,099,264
Accrued expenses and other liabilities	336,079			302,391

TOTAL LIABILITIES	26,896,698			24,993,657
SHAREHOLDERS’ EQUITY	5,283,542			5,019,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,180,240			$30,012,726

NET INTEREST INCOME		$260,837			$233,403

INTEREST SPREAD			2.83%			2.55%
NET INTEREST MARGIN			3.69%			3.49%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $29.10 million for the first quarter of 2025 as compared to a provision for credit losses of $5.74 million for the first quarter of 2024. On a linked-quarter basis, the provision for credit losses for the fourth quarter of 2024 was $6.69 million. The provision for credit losses for the first quarter of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended March 31, 2025, the provision for loan and lease losses was $29.10 million as compared to a provision for loan and lease losses of $5.74 million for the quarter ended March 31, 2024. The higher amount of provision expense for the first quarter of 2025 compared to the first quarter of 2024 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. Net charge-offs were $8.04 million for the first quarter of 2025 compared to net charge-offs of $2.07 million for the first quarter of 2024. The higher amount of net charge-offs for 2025 as compared to 2024 was primarily due to increased charge-offs within the consumer, commercial real estate nonowner-occupied and other commercial portfolios. On a linked-quarter basis, the provision for loan and lease losses for the fourth quarter of 2024 was $6.69 million. Again, the higher amount of provision expense for the first quarter of 2025 from the fourth quarter of 2024 was due primarily to the provision expense recorded on the non-PCD loans acquired from Piedmont. Net charge-offs were $5.62 million for the fourth quarter of 2024. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2025 was 0.14% as compared to annualized net charge-offs of 0.04% for the first quarter of 2024 and annualized net charge-offs of 0.10% for the fourth quarter of 2024.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at March 31, 2025 and December 31, 2024:

	March 31	December 31
(In thousands)	2025	2024
Nonaccrual loans	$57,388	$56,460
Loans past due 90 days or more	12,387	16,940

Total nonperforming loans	$69,775	$73,400
Other real estate owned	1,475	327

Total nonperforming assets	$71,250	$73,727

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2025, the allowance for credit losses was $346.99 million as compared to $306.76 million at December 31, 2024.

At March 31, 2025, the allowance for loan and lease losses was $310.42 million as compared to $271.84 million at December 31, 2024. The increase in the allowance for loan and lease losses was primarily driven by the allowance for loan and lease losses recorded as a result of the Piedmont acquisition. The allowance for loan and lease losses at March 31, 2025 saw the largest increases in the reserves for commercial real estate, both owner and nonowner-occupied, the residential real estate and the real estate construction and development loans segments from year-end 2024 due to increased outstanding loan balances from the Piedmont acquisition, increased allocations for individually evaluated loans that do not share similar portfolio characteristics and increased adjustments resulting from the reasonable and supportable forecast. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.30% at March 31, 2025 and 1.25% at December 31, 2024. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 444.89% and 370.36% at March 31, 2025 and December 31, 2024, respectively. The increase in this ratio was due mainly to an increase in the allowance for loan losses as well as a slight decline in nonperforming loans.

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

The first quarter of 2025 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of government efficiency efforts and potential tariffs when making determinations related to factor adjustments for the external environment. United also considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP adjusted downward in the first quarter, from a projection of 2.10% for 2025 as of mid-December 2024 to 1.70% for 2025 as of mid-March with a projection of 1.80% for 2026. The unemployment rate forecast shifted slightly in the first quarter from a projection of 4.30% for 2025 as of mid-December 2024 to 4.40% for 2025 as of mid-March with a projection of 4.30% for 2026.

•	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at March 31, 2025 produced increased reserves in each of the four loan categories as compared to December 31, 2024. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $21.39 million due to the first quarter acquisition of Piedmont and increased outstanding balances. The residential real estate segment reserve increased $8.63 million due to increased outstanding balances with the acquisition of Piedmont and the annual evaluation of delay periods utilized in the historical loss rate calculation. The real estate construction and development loan segment reserve increased $8.34 million due to increased outstanding balances with the acquisition of Piedmont. The consumer loan segment reserve increased $217 thousand primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $18.44 million at March 31, 2025 and $11.21 million at December 31, 2024. In comparison to year-end, this element of the allowance increased $7.23 million due to loans individually evaluated from the acquisition of Piedmont requiring allocations as well as a large United-originated office loan with elevated collection concerns due to pending lease maturities and upcoming loan maturity which will necessitate an increase in the loan’s interest rate.

Management believes that the allowance for credit losses of $346.99 million at March 31, 2025 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the first quarter of 2025 and 2024 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of March 31, 2025 as well as December 31, 2024. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2025 and 2024 and no allowance for credit losses on available for sale investment securities as of March 31, 2025 and December 31, 2024.

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

Noninterest income for the first quarter of 2025 was $29.55 million, a decrease of $2.66 million or 8.25% from the first quarter of 2024. This decrease was driven by decreases in mortgage banking income and mortgage loan servicing income partially offset by higher income from bank-owned life insurance.

Income from mortgage banking activities totaled $2.48 million for the first quarter of 2025 compared to $5.30 million for the first quarter of 2024. The decrease of $2.82 million or 53.21% for the first quarter of 2025 was mainly due to lower mortgage loan origination and sale volume. Mortgage loan sales were $91.62 million in the first quarter of 2025 as compared to $188.74 million in the first quarter of 2024. Mortgage loans originated for sale were $75.90 million for the first quarter of 2025 as compared to $176.91 million for the first quarter of 2024.

Mortgage loan servicing income for the first quarter of 2025 decreased $789 thousand or 100.00% from the first quarter of 2024. The decrease in mortgage loan servicing income was due to the sale of United’s remaining mortgage servicing portfolio in the second half of 2024.

Income from bank-owned life insurance for the first quarter of 2025 increased $952 thousand or 39.37% from the first quarter of 2024. The increase was primarily due to death proceeds of $461 thousand in the first quarter of 2025 as well as income from the bank-owned life insurance policies added from the Piedmont acquisition and an increase in the cash surrender value.

Net gains on investment securities were $521 thousand for the first quarter of 2025 as compared to net losses on investment securities of $99 thousand for the first quarter of 2024.

On a linked-quarter basis, noninterest income for the first quarter of 2025 was flat from the fourth quarter of 2024, increasing $236 thousand, or less than 1%. Net gains on investment securities were $521 thousand for the first quarter of 2025 as compared to net losses on investment securities of $688 thousand for the fourth quarter of 2024. Fees from brokerage services increased $667 thousand from the fourth quarter of 2024 due to increased volume. Partially offsetting these increases in noninterest income was a decrease in other noninterest income of $1.32 million.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2025 was $153.57 million, which was an increase of $12.83 million or 9.12% from the first quarter of 2024. This increase was due mainly to $11.31 million of merger-rated expenses incurred during the first quarter of 2025 from the Piedmont acquisition.

Employee compensation for the first quarter of 2025 increased $1.57 million or 2.65% when compared to the first quarter of 2024. The increase in employee compensation was due primarily due to $1.17 million in merger-related expenses and the additional employees from the Piedmont acquisition.

Employee benefits expense for the first quarter of 2025 decreased $1.38 million or 9.41% from the first quarter of 2024. This decrease was primarily due to a decline in expenses for postretirement benefits partially offset by an increase in health care insurance expense due to a higher amount of claims and the additional employees from the Piedmont acquisition.

Equipment expense for the first quarter of 2025 increased $1.73 million or 25.23% from the first quarter of 2024. This increase was due to higher equipment maintenance and depreciation expense.

Data processing expense for the first quarter of 2025 increased $992 thousand or 13.29% from the first quarter of 2024 due to increased processing from the Piedmont acquisition.

Mortgage servicing and impairment expense decreased $1.02 million or 100.00% due to the sale of the remaining loans serviced by United in 2024.

FDIC expense decreased $1.73 million or 25.23% from the first quarter of 2024 due to an additional assessment accrual of $1.81 million during the first quarter of 2024 resulting from the FDIC’s revised loss estimates to the Deposit Insurance Fund.

Other expense for the first quarter of 2025 increased $12.48 million or 39.06% from the first quarter of 2024. Within other expense, merger-related expenses increased $6.00 million and the expense for the reserve for unfunded commitments increased $3.45 million, which includes $4.06 million for the expense related to the reserve for the acquired unfunded loan commitments from Piedmont. In addition, consulting fees increased $2.73 million and the amortization of core deposit intangibles increased $1.43 million due mainly to the Piedmont acquisition.

On a linked-quarter basis, noninterest expense for the first quarter of 2025 increased $19.40 million or 14.46% from the fourth quarter of 2024. Generally, most general operating expenses for the first quarter of 2025 increased from the fourth quarter of 2024 due primarily to the added employees and branch offices from the Piedmont acquisition in addition to an increase in merger-related expense. In particular, employee compensation expense increased $2.52 million, $1.17 million of which was merger-related expense, net occupancy expense increased $1.53 million, equipment expense increased $1.11 million, data processing expense increased $1.02 million, and other expenses increased $13.12 million. Within other expense, merger-related expenses increased $4.74 million, the expense for the reserve for unfunded commitments increased $4.72 million, $4.06 million of which was for the expense related to the reserve for the acquired unfunded loan commitments from Piedmont, consulting fees increased $2.94 million and amortization expense for core deposit intangibles increased $1.43 million due mainly to the Piedmont acquisition.

Income Taxes

For the first quarter of 2025, income tax expense was $22.63 million as compared to $21.41 million for the first quarter of 2024. The increase of $1.22 million was primarily due to a higher effective tax rate partially offset by lower earnings. On a linked-quarter basis, income tax expense decreased $4.02 million primarily due to lower earnings and a lower effective tax rate. United’s effective tax rate was 21.16% for the first quarter of 2025, 19.78% for the first quarter of 2024 and 22.01% for the fourth quarter of 2024.

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

During the first quarter of 2025, United increased its interest-bearing deposit balance at the FRB by $271.52 million to $2.24 billion. The change in the balance at the FRB was mostly the result of a $2.40 billion increase in total deposits and $94.26 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by a $10.20 million decrease in FHLB advances.

For the three months ended March 31, 2025, cash of $119.98 million was provided by operating activities due mainly to net income of $84.31 million. In addition, proceeds from the sale of mortgage loans in the secondary market exceeded originations by $18.20 million and the provision for loan losses was $29.10 million for the first quarter. Net cash of $18.67 million was used in investing activities which was primarily due to loan growth of $177.79 million partially offset by $83.41 million of net proceeds from sales of investment securities over purchases and $77.48 million in net cash received in the Piedmont acquisition. During the first three months of 2025, net cash of $216.63 million was provided by financing activities due primarily to growth of $297.21 million in deposits partially offset by cash dividends paid of $50.48 million, net acquisition of $20.35 million in treasury stock and the net repayment of $10.00 million in FHLB borrowings during the first quarter. The net effect of the cash flow activities was an increase in cash and cash equivalents of $317.94 million for the first three months of 2025.

At March 31, 2025, United had an unused borrowing amount at the FHLB of approximately $8.14 billion subject to delivery of collateral after certain trigger points, $4.29 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at March 31, 2025. At March 31, 2025, United’s borrowing capacity for the FRB Discount Window was $4.59 billion. United did not have any borrowings from the FRB’s Discount Window during the first quarter of 2025.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.69% at March 31, 2025 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.26%, 13.26% and 11.32%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.31 billion at March 31, 2025, which was an increase of $321.23 million or 6.43% from December 31, 2024. This increase is primarily due to increases of $19.65 million and $261.29 million to common stock and surplus, respectively, related to the Piedmont acquisition and $30.97 million in retained earnings (net income less dividends declared). During the first quarter of 2025, United repurchased 567,405 shares of its common stock at an average price of $34.93 per share.

United’s equity to assets ratio was 16.21% at March 31, 2025 as compared to 16.63% at December 31, 2024. The primary capital ratio, capital and reserves to total assets and reserves, was 17.09% at March 31, 2025 as compared to 17.47% at December 31, 2024. United’s average equity to average asset ratio was 16.42% for the first quarter of 2025 as compared to 16.36% the first quarter of 2024. All of these financial measurements reflect a financially sound position.

During the first quarter of 2025, United’s Board of Directors declared a cash dividend of $0.37 per share. Total cash dividends declared were $53.34 million for the first quarter of 2025 which was an increase of $3.12 million or 6.22% from dividends declared of $50.21 million for the first quarter of 2024.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2025 and December 31, 2024:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2025	December 31, 2024
+200	3.26%	2.82%
+100	2.05%	1.75%
-100	(0.24%)	0.26%
-200	(0.41%)	0.40%

At March 31, 2025, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.05% over one year as compared to an increase by 1.75% at December 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.26% over one year as of March 31, 2025, as compared to an increase of 2.82% as of December 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.24% over one year as of March 31, 2025 as compared to an increase of 0.26% over one year as of December 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.41% over one year as of March 31, 2025 as compared to an increase of 0.40% over one year as of December 31, 2024.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.09% in year two as of March 31, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.03% in year two as of March 31, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.63% in year two as of March 31, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.79% in year two as of March 31, 2025.

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

At March 31, 2025, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $828.1 million or 46% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (PACs), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.8 years and a weighted average yield of 2.84%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.6 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.6%, or less than the price decline of a 7- year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 19.1%.

United had approximately $362.4 million in fixed rate Commercial mortgage backed Securities (CMBS) with a projected yield of 1.87% and a projected average life of 4.5 years on March 31, 2025. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.4 years.

United had approximately $22.3 million in 15-year mortgage backed securities with a projected yield of 4.02% and a projected average life of 4 years as of March 31, 2025. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.3 years and a weighted average maturity (“WAM”) of 9.9 years.

United had approximately $317.5 million in 20-year mortgage backed securities with a projected yield of 2.14% and a projected average life of 6 years on March 31, 2025. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 4 years and a WAM of 15.7 years.

United had approximately $230.7 million in 30-year mortgage backed securities with a projected yield of 3.95% and a projected average life of 7.6 years on March 31, 2025. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 5.3 years and a WAM of 22.7 years.

The remaining 3% of the mortgage related securities portfolio on March 31, 2025, included floating rate CMO, CMBS and mortgage backed securities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2025 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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

In addition to the other information set forth in this report, please refer to United’s Annual Report on Form 10-K for the year ended December 31, 2024 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no United equity securities sales during the quarter ended March 31, 2025 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
1/01 – 1/31/2025	0	$00.00	0	4,371,239
2/01 – 2/28/2025	14,919	$35.54	0	4,371,239
3/01 – 3/31/2025	567,405	$34.93	567,405	3,803,834

Total	582,324	$34.94	567,405

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2025 – 14,914 shares were exchanged by participants in United’s long-term incentive plans at an average price of $35.54.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2025, the following shares were purchased for the deferred compensation plan: February 2025 – 5 shares at an average price of $37.00.

(3)

In May of 2022, United’s Board of Directors approved a repurchase plan to repurchase up to 4,750,000 shares of United’s common stock on the open market (the “2022 Plan”). The timing, price and quantity of purchases under the plan is at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
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

UNITED BANKSHARES, INC.
(Registrant)

Date: May 9, 2025	/s/ Richard M. Adams, Jr.
	Name:	Richard M. Adams, Jr.
	Title:	Chief Executive Officer

Date: May 9, 2025	/s/ W. Mark Tatterson
	Name:	W. Mark Tatterson
	Title:	Chief Financial Officer